Form 10KSB
SMITHTOWN BANCORP INC
filed 1995-03-30
CIK 747345

No. of pages within this report   54

As filed with the Securities and Exchange Commission on March 30, 1995

			SECURITIES AND EXCHANGE COMMISION
			     Washington, D.C. 20549

				  FORM 10-KSB

		 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
		       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended 31 December 1994   Commission File #0 - 13314

			    SMITHTOWN BANCORP, INC.
	      (Exact name of registrant as specified in its charter)

	NEW YORK                                 11-2695037
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

	   ONE EAST MAIN STREET, SMITHTOWN, NEW YORK 11787-2801
	    (Address of principal executive office, Zip Code)

       Registrant's telephone number, including area code: (516) 360-9300

       Securities registered pursuant to Section 12(b) of the Act: None

	   Securities registered pursuant to Section 12(g) of the Act
			COMMON STOCK, $5.00 PAR VALUE
			     (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/     No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
				Number of Shares Outstanding
Class of Common Stock           as of 15 March 1995

$5.00 Par Value                 432,539

The aggregate market value of the Registrant's common stock held by nonaffiliates was approximately $10,651,273 based on the price at which stock was sold on 15 March 1995.

		       DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report for the fiscal year ended 31 December 1994 are incorporated herein by reference into Parts I and II.

2) Portions of the Prospectus dated 26 July 1984 and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, are incorporated by reference into Part I.

3) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on 4 April 1995 are incorporated herein by reference into Part III.

				    PART I

Item 101: Description of Business

Smithtown Bancorp, Inc. ("Registrant")

Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

Pages 8 through 47, inclusive, of the Registrant's Annual Report for the year ended 31 December 1994, and

Page 8 of the Registrant's Prospectus dated 26 July 1984, both of which are incorporated by reference.

Item 102: Description of Properties

The Registrant owns no materially important physical properties. Office facilities of the Registrant are located at One East Main Street, Smithtown, New York 11787.

The Bank owns in fee the following locations:

Smithtown Office                Hauppauge Office
One East Main Street            548 Route 111
Smithtown, New York 11787       Hauppauge, New York 11788

Trust and Audit Building        Consumer Credit Building
17 Bank Avenue                  68 North Country Road
Smithtown, New York 11787       Smithtown, New York 11787

The Bank occupies the following locations under lease arrangements:

Commack Office                  Kings Park Office
2020 Jericho Turnpike           14 Park Drive
Commack, New York 11725         Kings Park, New York 11754

Centereach Office               Lake Grove Office
1919 Middle Country Road        2921 Middle Country Road
Centereach, New York 11720      Lake Grove, New York 11755

The Bank owns properties that is has acquired through the foreclosure process. The majority in this category are vacant commercial properties. The balance are residential properties.

Item 103: Legal Proceedings

In the opinion of the Registrant and its counsel, there are no material proceedings pending in which the Registrant or the Bank is a party, or of which its property is the subject, or any which depart from the ordinary routine litigation incident to the kind of business conducted by the Registrant and the Bank; no proceedings are known to be contemplated by government authorities or others.

				    PART 2

Item 201: Market for Common Equity and Related Stockholder Matters

Page 28 and 34 of the Registrant's Annual Report for the year ended 31 December 1994 is incorporated herein by reference.

Item 202: Description of Securities or Plan of Operation

707 shareholders of common stock at 15 March 1995.

Preemptive Rights exists whereby the holders of the shares outstanding at that time shall have the right to subscribe, in proportion to their holdings, for capital stock to be so issued. The right to subscribe shall only last for such a period of time as shall be determined by the Board of Directors of the Registrant.

				    PART 3

Item 303: Management's Discussion and Analysis or Plan of Operations

Pages 35 through 44, inclusive, of the Registrant's Annual Report for the year ended 31 December 1994 are incorporated herein by reference.

Item 304: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Form 8-K was filed with the Exchange on September 14, 1992. Form 8 Amendment to Form 8-K was filed on September 24, 1992. Both forms are incorporated herein by reference.

Item 310: Financial Statements

Pages 18 through 30, inclusive, of the Registrant's Annual Report for the year ended 31 December 1994 are incorporated herein by reference.

				    Part 4

Item 401: Directors, Executive Officers, Promoters and Control Persons of the Registrant

The information with respect to directors, executive officers and control persons contained on pages 50 through 54, inclusive, of the Registrant's Proxy Statement dated 3 March 1995, is incorporated herein by reference.

None of the individuals named in the Proxy Statement was selected as a director or nominee by any arrangement or understanding between him/her and any other person(s).

There are no family relationships between any director, executive officer, or person nominated by the Registrant to become a director.

None of the individuals named in the Proxy Statement hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company
Act of 1940.

None of the individuals named in the Proxy Statement are or have been involved in a material legal proceeding that has effected or would effect his/her ability or integrity while carrying out his/her term of office.

Item 402: Executive Compensation

Pages 52 through 55, inclusive, of the Registrant's Proxy Statement dated 3 March 1995 are incorporated herein by reference, together with the information set forth on page 51.

Item 403: Security Ownership of Certain Beneficial Owners and Management

Page 52 of the Registrant's Proxy Statement, dated 3 March 1995 are incorporated herein by reference.

Item 404: Certain Relationships and Related Transactions

Pages 52 through 53, inclusive, of the Registrant's Proxy Statement dated 3 March 1995 and page 26 of the Registrant's Annual Report for the year ended 31 December 1994 are incorporated herein by reference.

				 INDEX OF EXHIBITS

Exhibit No.             Description                                     Page

	3a      Articles of Incorporation                               *

	3b      By-Laws                                                 *

	4       By-Laws Page Nos. 2,11,12,13,14                         *

		Articles of Incorporation Page No. 2                    *

	9       No voting trust agreements

	10      No material contracts

	13      Annual Report for the year ended 31 December 1994       8-47

		Notice of Annual Meeting and Proxy Statement            48-55

	16      Reference to Item 8 in 10-KSB                           3

	18      No change in accounting principles

	19      Reference to Page 1                                     1

	22      Bank of Smithtown
		Smithtown, New York  11787

	23      Notice of Annual Meeting and Proxy Statement            48-55

	24      Consent of Independent Auditors                         6
		Report of Independent Auditors                          17

	25      None

	28      Prospectus dated 26 July 1984                           *

	29      N/A



  * Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on 6 June 1984.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: 3/29/95                                   Smithtown Bancorp, Inc.
						Registrant
		By /s/ Bradley E. Rock
		-------------------------------------------
		Bradley E. Rock, President, Chief Executive
		Officer and Chairman of the Board

		By /s/ Anita M. Florek
		-------------------------------------------
		Anita M. Florek, Treasurer, Chief
		Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	By /s/ Bradley E. Rock                               3/29/95
	------------------------------------------------------------
	Bradley E. Rock, President, Chief Executive             Date
	Officer and Chairman of the Board

	By /s/ Augusta Kemper                                3/29/95
	------------------------------------------------------------
	Augusta Kemper, Director                                Date

	By /s/ H.M. Brush                                    3/29/95
	------------------------------------------------------------
	H.M. Brush, Director                                    Date

	By /s/ Patrick A. Given                              3/29/95
	------------------------------------------------------------
	Patrick A. Given, Director                              Date

	By /s/ James H. Glamore                              3/29/95
	------------------------------------------------------------
	James H. Glamore, Director                              Date

	By /s/ Edith Hodgkinson                              3/29/95
	------------------------------------------------------------
	Edith Hodgkinson, Director                              Date

	By /s/ Barry M. Seigerman                            3/29/95
	------------------------------------------------------------
	Barry M. Seigerman, Director                            Date

	By /s/ Attmore Robinson                              3/29/95
	------------------------------------------------------------
	Attmore Robinson, Director                              Date

	By /s/ Charles E. Rockwell                           3/29/95
	------------------------------------------------------------
	Charles E. Rockwell, Director                           Date