Form 10-Q
period 1995-03-31
SMITHTOWN BANCORP INC
filed 1995-05-12
CIK 747345

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995

Commission file number 2-91511


                            SMITHTOWN BANCORP
          (Exact name of registrant as specified in its charter)


                    NEW YORK                       11-2695037
           (State or other jurisdiction    (I.R.S. Employer Identification
               of incorporation or                   Number)
                  organization)


One East Main Street, Smithtown, New York  11787-2801
(Address of principal executive offices)


                              (516) 360-9300
           (Registrant's telephone number, including area code)


                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     432,539 Shares of Common stock ($5.00 Par Value) Outstanding as of March 31, 1995.

                            SMITHTOWN BANCORP

                                   INDEX


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995 and December 31, 1994

          Consolidated Statements of Income - Three months ended March 31, 1995 and 1994

          Consolidated Statements of Changes in Stockholders' Equity - Three months ended March 31, 1995 and 1994

          Consolidated Statements of Cash Flows - Three months ended March 31, 1995 and 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Notes to Consolidated Financial Statements


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a) Exhibits - None

                                  SMITHTOWN BANCORP
                              CONSOLIDATED BALANCE SHEETS
                                             MARCH 31,
                                               1995       DECEMBER 31,
                                            (UNADUITED)      1994
ASSETS
Cash and Due from Banks                     $5,774,918     $5,955,650
Securities:
     U.S. Government Obligations - HTM       2,017,613      3,019,956
     U.S. Government Obligations - AFS       6,048,125     10,055,624
     Obligations of U.S.
        Government Agencies - HTM            2,045,437      2,051,544
     Obligations of U.S.
        Government Agencies - AFS              932,200        897,812
     Mortgage Backed Securities - HTM       33,944,861     34,761,443
     Mortgage Backed Securities - AFS          676,161      2,045,795
     Obligations of State &
        Political Subdivisions - HTM         5,575,869      6,137,424
     Other Investment Securities - AFS         127,200        127,200
                                            ----------     ----------
     Total Investment Securities            51,367,466     59,096,798
     (Market value $49,497,872 at 3/31/95   ----------     ----------
     and $56,001,626 at 12/31/94)
     Federal Funds Sold                        600,000        200,000
                                            ----------     ----------
Loans:
     Real Estate                            49,839,941     48,948,212
     Commercial and Industrial              16,164,091     14,155,310
     Loans to Individuals for Household,
        Family and Other Personal
        Expenditures                        17,959,246     17,307,349
     All Other Loans                            71,194         80,383
                                            ----------     ----------
     Total Loans                            84,034,472     80,491,254
Less: Unearned Discount                        761,720        707,034
     Reserve for Possible Loan Losses        1,395,414      1,362,404
                                            ----------     ----------
Loans - Net                                 81,877,338     78,421,816
                                            ----------     ----------
Bank Premises and Equipment                  3,109,366      3,167,149
Other Assets                                ----------     ----------
     Other Real Estate Owned                 5,676,888      5,589,789
     Other                                   4,105,817      4,520,485
                                          ------------   ------------
     Total                                $152,511,793   $156,951,687
                                          ============   ============

LIABILITIES
Deposits:
     Demand                                $33,324,509    $34,655,348
     Money Market                           23,348,163     22,654,018
     Savings                                60,307,520     63,068,912
     Certificates of Deposit
        $100,000 and Over                    9,162,443      3,934,020
     Other Time Deposits                    13,248,809     10,918,279
                                          ------------   ------------
     Total Deposits                        139,391,444    135,230,577

Dividends Payable                              121,111        106,917
Securities Sold Under
        Agreement to Repurchase                      0      9,003,500
Other Liabilities                              989,711      1,004,975
                                          ------------   ------------
     Total Liabilities                     140,502,266    145,345,969

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value               2,239,775      2,239,775
   500,000 shares authorized;
   447,955 issued
Unrealized Loss on Securities
   Available for Sale                          (60,674)      (134,616)
Surplus                                      1,993,118      1,993,118
Retained Earnings                            8,301,898      8,092,029
                                          ------------   ------------
                                            12,474,117     12,190,306
Less: Treasury Stock at Cost                   464,590        584,588
                                          ------------   ------------
Total Stockholders' Equity                  12,009,527     11,605,718

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $152,511,793   $156,951,687
                                          ============   ============

                                 SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)
                                             For the 3 Months Ended
                                            March 31,        March 31,
                                              1995             1994
INTEREST INCOME
Interest and Fees on Loans                  $1,942,536     $1,535,497
Interest and Dividends on:
     Obligations of U.S. Government            152,767        399,204
     Obligations of U.S. Government Agencies    44,793         42,466
     Mortgage-Backed Securities                507,508        459,231
     Obligations of State and
        Political Subdivisions                  87,209         97,853
     Other Securities                            1,908          1,908
Interest on Federal Funds Sold                  27,480         26,352
     Total Interest Income                   2,764,201      2,562,511

INTEREST EXPENSE
Money Market Accounts                          181,945        135,015
Savings                                        342,664        303,927
Certificates of Deposit $100,000 and Over       35,501         30,793
Other Time Deposits                            151,321         77,932
Interest on Fed Funds and Securities
        Sold Under Agreement to Repurchase      86,507            518
                                            ----------     ----------
     Total Interest Expense                    797,938        548,185

     Net Interest Income                     1,966,263      2,014,326
     Provision for Possible Loan Losses         30,000              0

     Net Interest Income After Provision
     for Possible Loan Losses                1,936,263      2,014,326

OTHER NON-INTEREST INCOME
Trust Department Income                         72,018         67,310
Service Charges on Deposit Accounts            326,394        349,937
Miscellaneous Income                           116,438         89,386
Gain on Sale of Investment Securities            1,826         22,695
                                            ----------     ----------
     Total Other Non-Interest Income           516,676        529,328

OTHER OPERATING EXPENSES
Salaries                                       849,957        882,409
Pension and Other Employee Benefits            227,750        214,458
Net Occupancy Expense of Bank Premises         227,185        243,577
Furniture and Equipment Expense                152,012        147,029
Miscellaneous Operating Expenses               485,056        574,574
                                            ----------     ----------
     Total Other Operating Expenses          1,941,960      2,062,047

Income Before Income Taxes                     510,979        481,607
Provision for Income Taxes                     180,000        160,200
                                            ----------     ----------
     Net Income                               $330,979       $321,407
                                            ==========     ==========
Earnings Per Share
     Net Income                                  $0.77          $0.73
     Cash Dividends Paid                         $0.28          $0.25
     Weighted Average Shares Outstanding       432,268        439,765

                                                        SMITHTOWN BANCORP
                                               CONSOLIDATED STATEMENT OF CHANGES
                                                     IN STOCKHOLDERS' EQUITY
                                                           (unaudited)
                                                                            Unrealized                   Cost of
                                        Common Stock                        Gain/(Loss)                   Common        Total
                                     Shares                               On Securities     Retained     Stock in    Stockholders'
                                   Outstanding  Amount       Surplus    Available for Sale  Earnings     Treasury      Equity
                                   -----------  -------     --------    ------------------  ---------    ---------    ----------
Balance at 1/1/94                      439,765  $2,239,775   $1,993,118               $0     $7,297,259   ($286,650)  $11,243,502
Net Income                                                                                      321,407                   321,407
Cash Dividend Declared                                                                         (109,941)                 (109,941)
Allowance for Unrealized Gain                                                    121,676                                  121,676
                                   -----------  ----------  ----------- ----------------     ----------   ---------   -----------
Balance at 3/31/94                     439,765  $2,239,775   $1,993,118         $121,676     $7,508,725   ($286,650)  $11,576,644
                                   ===========  ==========   ========== ================     ===========  ==========  ===========


Balance at 1/1/95                      427,666  $2,239,775   $1,993,118        ($134,616)    $8,092,029   ($584,588)  $11,605,718
Net Income                                                                                      330,979                   330,979
Cash Dividend Declared                                                                         (121,111)                 (121,111)
Allowance for Unrealized Gain                                                     73,943                                   73,943
Sale of Treasury Stock                   4,873                                                              119,998       119,998
                                   -----------  ----------  ----------- ----------------     ----------   ---------   -----------
Balance at 3/31/95                     439,539  $2,239,775   $1,993,118         ($60,673)    $8,301,897   ($464,590)  $12,009,527
                                   ===========  ==========   ========== ================     ===========  ==========  ===========

                                  SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the 3 Months Ended
                                        March 31, 1995    March 31, 1994
Cash Flows from Operating Activities
Net Income                                    $330,979       $321,407
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Valuation Reserve for Other Real
        Estate Owned                                 0         90,000
     Depreciation on Premises and Equipment    107,528         97,764
     Provision for Possible Loan Losses         30,000              0
     Gain on Sale of Investment Securities      (1,826)       (22,695)
     Amortization of Transition Obligation      31,800              0
     Increase (Decrease) in Interest Payable    18,390        (11,431)
     Decrease in Miscellaneous Payables and
        Accrued Expenses                       (36,885)      (151,583)
     Decrease (Increase) in Fees and
        Commissions Receivable                  22,863         (1,225)
     Decrease in Interest Receivable           177,866         76,692
     Increase in Prepaid Expenses              (65,436)      (112,651)
     (Decrease) Increase in Miscellaneous
        Receivables                             (5,040)       105,385
     Decrease in Income Taxes Receivable       245,148        170,444
     Increase in Deferred Taxes                (35,175)       (32,026)
     Decrease in Accumulated Postretirement
        Benefit Obligations                    (11,772)       (17,099)
     Accretion of Investment
        Security Discounts                      (2,929)       234,749
                                            ----------     ----------
     Total Adjustments                         474,532        426,324

Cash Flows from Investing Activities
     Proceeds from Disposition of
        Investment Securities
     - Held to Maturity                      3,355,852     10,588,622
     - Available for Sale                    4,509,824              0
     Purchase of Investments Held
        to Maturity                                  0     (7,272,280)
     Federal Funds Sold, Net                  (400,000)      (575,000)
     Loans Made to Customers, Net           (3,572,621)       (17,267)
     Purchase of Premises and Equipment        (49,746)       (61,683)
     Proceeds from Sale of Other
        Real Estate Owned                            0        109,650
                                            ----------     ----------
     Cash Provided by Investing
        Activities                           3,843,309      2,772,042

Cash Flows from Financing Activities
     Net Decrease in Demand Deposits,
        NOW Accounts and Savings Accounts   (3,398,086)    (1,441,509)
     Net Increase (Decrease) in
        Time Deposits                        7,558,953       (368,758)
     Cash Dividends Paid                      (106,917)             0
     Securities Sold Under Agreements
        to Repurchase                       (9,003,500)             0
     Proceeds from Sale of Treasury Stock      119,998              0
                                            ----------     ----------
     Cash Used by Financing Activities      (4,829,552)    (1,810,267)

     Net (Decrease) Increase in Cash and
        Due from Banks                        (180,732)     1,709,506
     Cash and Due from Banks, Beginning      5,955,650      5,700,738
                                            ----------     ----------
     Cash and Due from Banks, Ending        $5,774,918     $7,410,244
                                            ==========     ==========
Schedule of Noncash Investing Activities
     Loans Transferred to Other
        Real Estate Owned                      $87,099             $0

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Smithtown Bancorp (Bancorp), a one-bank holding company, acquired 100% of the outstanding common stock of Bank of Smithtown (Bank) on November 1, 1984. Smithtown Bancorp, and its subsidiary, Bank of Smithtown, filed an Annual Report 10-KSB for the year ended December 31, 1994.

     The bank's balance sheet underwent some significant changes during the first quarter of 1995. Investment securities declined by $7,729,332 or 13.08% as a result of $4,402,600 in sales of both U.S. Treasury Notes and various mortgage-backed securities. The sale was affected in order to reduce the level of short term borrowings and resulted in a small gain of $1,826. Loan volume has continued to climb in 1995 with a net increase of $3,543,218 or 4.40%. Loans now represent 60.28% of deposits. One additional residential property valued at $87,099 was transferred to Other Real Estate Owned. Total deposits increased by $4,160,867 or 3.08% with the greatest increase in the certificate of deposit accounts. No borrowings existed at March 31, 1995, due to the increased level of deposits and the sale of investment securities. During the first quarter, the Bank's Employee Stock Ownership Program (ESOP) purchased 4,873 shares of Treasury Stock for its employees, thereby reducing the number of outstanding Treasury Shares to 15,416. The level of non-performing loans at March 31, 1995 was $1,682,106 as compared to $1,999,450 at March 31, 1994. Capital for the Bank remains strong and is detailed in the following table.

                                     March 31,     December 31,      Required
                                       1995           1994

Tier I                                 11.89%        12.20%            4.00%
Tier II                                 1.25%         1.25%             **
Total Risk Based Capital Ratio         13.42%        13.45%            8.00%
Leverage Ratio                          7.91%         7.48%            4.00%

     Net income for the first quarter was $330,979 as compared to $321,407, a 2.98% increase. Loan income increased significantly in line with the increased balances. Interest expense also increased, as certificates of deposit climbed in volume. The bank's average cost of funds for first quarter was 2.92%. Net interest margin remains extremely high in comparison to peers at 5.97%. Operating expenses showed a slight 5.82% decline from the same period in 1994 primarily due to the decrease in salary and benefit expense. No provision has been taken this year for possible losses on OREO properties. Management is confident that all properties currently in OREO have been adequately reserved against.

     The focus of management during 1995 remains deposit growth. One of the avenues for achievement of this goal will be through the addition of a new branch. Application has been submitted to the Federal Reserve Bank and New York State Banking Department. Scheduled opening of the Northport branch is September 1995. Expense reduction also is a major goal of management and is a primary focus of strategic planning. Interest rate sensitivity and liquidity management are closely monitored and results have been favorable (see Interest Sensitivity Gap Table). The outlook for increased earnings during 1995 remains positive.

                Notes to Consolidated Financial Statements

Financial Statement Presentation

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position at March 31, 1995, and December 31, 1994, its results of operations for the three months ended March 31, 1995 and 1994, and its cash flows for the three months ended March 31, 1995 and 1994. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report or Form 10-KSB for the year ended December 31, 1994.

Earnings Per Common Share

     Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

     Market Value:

               March 31, 1995           $49,497,872
               December 31, 1994        $56,001,626

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                             SMITHTOWN BANCORP



May 11, 1995        by /s/    Bradley E. Rock, President



May 11, 1995        by /s/     Anita Florek, Treasurer

                                                            SMITHTOWN BANCORP
                                                      INTEREST SENSITIVITY GAP TABLE

For the Quarter Ended
March 31, 1995
(in thousands)
                                                               Total
                         Three    Over Three    Over Six   Sensitivity    Over One
                        Months    Months to     Months to     Within      Year to        Over
                        or Less   Six Months    One Year     One Year    Five Years    Five Years   All Other(*)   Total
                      ---------  -----------   ----------  -----------   ----------    ----------  -------------   -----------
Total Interest-          21,696        2,936        8,738       33,370       65,672        35,506      18,903       153,451
Earning Assets

Total Interest-          15,289       10,708       17,752       43,749       61,609             0           0       105,358
Bearing Liabilities

Interest Sensitivity      6,407       (7,772)      (9,014)     (10,379)       4,063        35,506      18,903        48,093
Gap Per Period

Cumulative Interest       6,407       (1,365)     (10,379)     (10,379)      (6,316)       29,190      48,093        48,093
Sensitivity Gap

Percent of Cumulative      4.11%        -.87%       -6.65%       -6.65%       -4.05%        18.70%      30.82%        30.82%
Gap to Total Assets

(*) Includes interest-earning assets and interest-bearing liabilities that do not reprice, as well as $1,504,310 in non-accrual loans.