Form 10-Q
period 1995-06-30
SMITHTOWN BANCORP INC
filed 1995-08-14
CIK 747345

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995

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

     432,674 Shares of Common stock ($5.00 Par Value) Outstanding as of June 30 , 1995.

                            SMITHTOWN BANCORP

                                   INDEX


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1995 and December 31, 1994

          Consolidated Statements of Income - Three months ended June 30, 1995 and 1994, and six months ended June 30, 1995 and 1994

          Consolidated Statements of Changes in Stockholders' Equity - Six months ended June 30, 1995 and 1994

          Consolidated Statements of Cash Flows - Three months ended June 30, 1995 and 1994, and six months ended June 30, 1995 and 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Notes to Consolidated Financial Statements


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a) Exhibits - None

                                  SMITHTOWN BANCORP
                              CONSOLIDATED BALANCE SHEETS
                                             JUNE 30,
                                               1995       DECEMBER 31,
                                            (UNADUITED)      1994
ASSETS
Cash and Due from Banks                     $6,905,510     $5,955,650
Securities:
     Obligations of U.S. Government - HTM    2,016,340      3,019,956
     Obligations of U.S. Government - AFS    5,035,500     10,055,624
     Obligations of U.S.
        Government Agencies - HTM            2,039,249      2,051,544
     Obligations of U.S.
        Government Agencies - AFS              975,500        897,812
     Mortgage Backed Securities - HTM       32,912,510     34,761,443
     Mortgage Backed Securities - AFS          657,597      2,045,795
     Obligations of State &
        Political Subdivisions - HTM         4,979,870      6,137,424
     Other Investment Securities - AFS         245,200        127,200
                                            ----------     ----------
     Total Investment Securities            48,861,766     59,096,798
     (Market value $48,331,468 at 6/30/95   ----------     ----------
     and $56,001,626 at 12/31/94)
     Federal Funds Sold                      8,450,000        200,000
                                            ----------     ----------
Loans:
     Real Estate                            50,098,360     48,948,212
     Commercial and Industrial              18,216,061     14,155,310
     Loans to Individuals for Household,
        Family and Other Personal
        Expenditures                        17,779,310     17,307,349
     All Other Loans                            75,165         80,383
                                            ----------     ----------
     Total Loans                            86,168,896     80,491,254
Less: Unearned Discount                        726,174        707,034
     Reserve for Possible Loan Losses        1,410,347      1,362,404
                                            ----------     ----------
Loans - Net                                 84,032,375     78,421,816
                                            ----------     ----------
Bank Premises and Equipment                  3,038,127      3,167,149
Other Assets                                ----------     ----------
     Other Real Estate Owned                 5,656,520      5,589,789
     Other                                   3,166,342      4,520,485
                                          ------------   ------------
     Total                                $160,110,640   $156,951,687
                                          ============   ============

LIABILITIES
Deposits:
     Demand                                $36,980,173    $34,655,348
     Money Market                           22,801,500     22,654,018
     Savings                                60,088,621     63,068,912
     Certificates of Deposit
        $100,000 and Over                   10,739,109      3,934,020
     Other Time Deposits                    16,132,505     10,918,279
                                          ------------   ------------
     Total Deposits                        146,741,908    135,230,577

Dividends Payable                              121,149        106,917
Securities Sold Under
        Agreement to Repurchase                      0      9,003,500
Other Liabilities                              955,754      1,004,975
                                          ------------   ------------
     Total Liabilities                     147,818,811    145,345,969

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value               2,239,775      2,239,775
   500,000 shares authorized;
   447,955 issued
Unrealized Loss on Securities
   Available for Sale                          (19,696)      (134,616)
Surplus                                      1,993,202      1,993,118
Retained Earnings                            8,539,814      8,092,029
                                          ------------   ------------
                                            12,753,095     12,190,306
Less: Treasury Stock at Cost                   461,266        584,588
                                          ------------   ------------
Total Stockholders' Equity                  12,291,829     11,605,718

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $160,110,640   $156,951,687
                                          ============   ============

                                 SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)
                                             For the 3 Months Ended
                                            June 30,        June 30,
                                              1995             1994
INTEREST INCOME
Interest and Fees on Loans                  $2,005,789     $1,561,118
Interest and Dividends on:
     Obligations of U.S. Government            109,248        328,276
     Obligations of U.S. Government Agencies    44,711         45,037
     Mortgage-Backed Securities                491,520        546,984
     Obligations of State and
        Political Subdivisions                  83,105         91,265
     Other Securities                            1,908          1,908
Interest on Federal Funds Sold                  68,997         27,835
     Total Interest Income                   2,805,278      2,602,423

INTEREST EXPENSE
Money Market Accounts                          175,446        129,140
Savings                                        344,762        308,523
Certificates of Deposit $100,000 and Over       49,354         27,233
Other Time Deposits                            250,700         96,208
Interest on Federal Funds Purchased
        and Securities Sold Under
        Agreement to Repurchase                 20,003         32,551
                                            ----------     ----------
     Total Interest Expense                    840,265        593,655

     Net Interest Income                     1,965,013      2,008,768
     Provision for Possible Loan Losses         30,000         90,000

     Net Interest Income After Provision
     for Possible Loan Losses                1,935,013      1,918,768

OTHER NON-INTEREST INCOME
Trust Department Income                        100,460         63,052
Service Charges on Deposit Accounts            322,123        348,880
Miscellaneous Income                            77,185        103,716
                                            ----------     ----------
     Total Other Non-Interest Income           499,768        515,648

OTHER OPERATING EXPENSES
Salaries                                       868,248        896,391
Pension and Other Employee Benefits            197,043        197,203
Net Occupancy Expense of Bank Premises         207,380        214,847
Furniture and Equipment Expense                148,429        149,764
Miscellaneous Operating Expenses               450,916        496,988
                                            ----------     ----------
     Total Other Operating Expenses          1,872,016      1,955,193

Income Before Income Taxes                     562,765        479,223
Provision for Income Taxes                     203,700        162,800
                                            ----------     ----------
     Net Income                               $359,065       $316,423
                                            ==========     ==========
Earnings Per Share
     Net Income                                  $0.83          $0.72
     Cash Dividends Paid                         $0.28          $0.25
     Weighted Average Shares Outstanding       432,641        439,765

                                 SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)
                                             For the 6 Months Ended
                                            June 30,        June 30,
                                              1995             1994
INTEREST INCOME
Interest and Fees on Loans                  $3,948,325     $3,096,615
Interest and Dividends on:
     Obligations of U.S. Government            262,015        727,480
     Obligations of U.S. Government Agencies    89,504         87,503
     Mortgage-Backed Securities                999,028      1,006,215
     Obligations of State and
        Political Subdivisions                 170,314        189,118
     Other Securities                            3,816          3,816
Interest on Federal Funds Sold                  96,477         54,187
     Total Interest Income                   5,569,479      5,164,934

INTEREST EXPENSE
Money Market Accounts                          357,391        264,155
Savings                                        687,426        612,450
Certificates of Deposit $100,000 and Over       84,855         58,026
Other Time Deposits                            402,021        174,140
Interest on Federal Funds Purchased
        and Securities Sold Under
        Agreement to Repurchase                106,510         33,069
                                            ----------     ----------
     Total Interest Expense                  1,638,203      1,141,840

     Net Interest Income                     3,931,276      4,023,094
     Provision for Possible Loan Losses         60,000         90,000

     Net Interest Income After Provision
     for Possible Loan Losses                3,871,276      3,933,094

OTHER NON-INTEREST INCOME
Trust Department Income                        172,478        130,362
Service Charges on Deposit Accounts            648,517        698,817
Miscellaneous Income                           193,623        193,102
Net Security Transactions                        1,826         22,695
                                            ----------     ----------
     Total Other Non-Interest Income         1,016,444      1,044,976

OTHER OPERATING EXPENSES
Salaries                                     1,718,205      1,778,800
Pension and Other Employee Benefits            424,793        411,661
Net Occupancy Expense of Bank Premises         434,565        458,424
Furniture and Equipment Expense                300,441        296,793
Miscellaneous Operating Expenses               935,972      1,071,562
                                            ----------     ----------
     Total Other Operating Expenses          3,813,976      4,017,240

Income Before Income Taxes                   1,073,744        960,830
Provision for Income Taxes                     383,700        323,000
                                            ----------     ----------
     Net Income                               $690,044       $637,830
                                            ==========     ==========
Earnings Per Share
     Net Income                                  $1.60          $1.45
     Cash Dividends Paid                         $0.56          $0.25
     Weighted Average Shares Outstanding       432,590        439,765

                                                        SMITHTOWN BANCORP
                                               CONSOLIDATED STATEMENT OF CHANGES
                                                     IN STOCKHOLDERS' EQUITY
                                                           (unaudited)
                                                                            Unrealized                   Cost of
                                        Common Stock                        Gain/(Loss)                   Common        Total
                                     Shares                               On Securities     Retained     Stock in    Stockholders'
                                   Outstanding  Amount       Surplus    Available for Sale  Earnings     Treasury      Equity
                                   -----------  -------     --------    ------------------  ---------    ---------    ----------
Balance at 1/1/94                      439,765  $2,239,775   $1,993,118               $0     $7,297,259   ($286,650)  $11,243,502
Net Income                                                                                      637,830                   637,830
Cash Dividend Declared                                                                         (219,883)                 (219,883)
Allowance for Unrealized Loss                                                   (49,813)                                  (49,813)
                                   -----------  ----------  ----------- ----------------     ----------   ---------   -----------
Balance at 6/30/94                     439,765  $2,239,775   $1,993,118        $(49,813)     $7,715,206   ($286,650)  $11,611,636
                                   ===========  ==========   ========== ================     ==========   ==========  ===========


Balance at 1/1/95                      427,666  $2,239,775   $1,993,118        ($134,616)    $8,092,029   ($584,588)  $11,605,718
Net Income                                                                                      690,044                   690,044
Cash Dividend Declared                                                                         (242,259)                 (242,259)
Allowance for Unrealized Gain                                                    114,920                                  114,920
Sale of Treasury Stock                   5,008                       84                                     123,322       123,406
                                   -----------  ----------  ----------- ----------------     ----------   ---------   -----------
Balance at 6/30/95                     432,674  $2,239,775   $1,993,202         ($19,696)    $8,539,814   ($461,266)  $12,291,829
                                   ===========  ==========   ========== ================     ===========  ==========  ===========

                                  SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                            For the 3 Months Ended
                                         June 30, 1995   June 30, 1994
Cash Flows from Operating Activities
Net Income                                    $359,065       $316,423
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation on Premises and Equipment    109,625        103,653
     Provision for Possible Loan Losses         30,000         90,000
     Amortization of Transition Obligation      18,550         10,600
     Increase in Interest Payable               60,234         16,001
     (Decrease) Increase in Miscellaneous
        Payables and Accrued Expenses          (96,461)        28,618
     (Increase) Decrease in Fees and
        Commissions Receivable                 (21,800)        42,370
     Increase in Interest Receivable           (83,814)       (53,502)
     Decrease (Increase) in
        Prepaid Expenses                       101,892        (63,394)
     Decrease (Increase) in Miscellaneous
        Receivables                            929,796           (500)
     Increase in Income Taxes Receivable             0        (48,821)
     Increase in Deferred Taxes                (22,323)       (25,377)
     Decrease in Accumulated Postretirement
        Benefit Obligations                    (11,500)       (12,694)
     Amortization of Investment Security
        Premiums and Accretion of Discounts     (2,959)       207,168
                                            ----------     ----------
     Total Adjustments                       1,011,240        294,122

Cash Flows from Investing Activities
     Proceeds from Disposition of
        Investment Securities
     - Held to Maturity                        605,206      3,391,284
     - Available for Sale                    1,975,374      1,550,946
     Purchase of Investments Held
        to Maturity                                  0     (4,713,956)
     Federal Funds Sold, Net                (7,850,000)    (5,875,000)
     Loans Made to Customers, Net           (2,164,670)   (14,254,464)
     Purchase of Premises and Equipment        (38,385)      (147,753)
     Proceeds from Sale of Other
        Real Estate Owned                            0        388,454
                                            ----------     ----------
     Cash Used in Investing
        Activities                          (7,472,475)   (19,660,489)

Cash Flows from Financing Activities
     Net Increase in Demand Deposits,
        NOW Accounts and Savings Accounts    2,890,102      1,387,148
     Net Increase in Time Deposits           4,460,362     16,823,394
     Cash Dividends Paid                      (121,110)      (109,941)
     Proceeds from Sale of Treasury Stock        3,408              0
                                            ----------     ----------
     Cash Provided by Financing Activities   7,232,762     18,100,601

     Net Increase in Cash and
        Due from Banks                       1,130,592       (949,343)
     Cash and Due from Banks, Beginning      5,774,918      7,410,244
                                            ----------     ----------
     Cash and Due from Banks, Ending        $6,905,510     $6,460,901
                                            ==========     ==========

                                  SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                            For the 6 Months Ended
                                         June 30, 1995   June 30, 1994
Cash Flows from Operating Activities
Net Income                                    $690,044       $637,830
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Valuation Reserve for Other Real
        Estate Owned                                 0         90,000
     Depreciation on Premises and Equipment    217,153        201,417
     Provision for Possible Loan Losses         60,000         90,000
     Gain on sale of Investment Securities      (1,826)       (22,695)
     Amortization of Transition Obligation      50,350         10,600
     Increase in Interest Payable               78,624          4,570
     Decrease in Miscellaneous
        Payables and Accrued Expenses         (133,346)      (122,965)
     Decrease in Fees and
        Commissions Receivable                   1,063         41,145
     Decrease in Interest Receivable            94,052         23,190
     Decrease (Increase) in
        Prepaid Expenses                        36,456       (176,045)
     Decrease in Miscellaneous
        Receivables                            924,756        104,885
     Decrease in Income Taxes Receivable       245,148        121,623
     Increase in Deferred Taxes                (57,498)       (57.403)
     Decrease in Accumulated Postretirement
        Benefit Obligations                    (23,272)       (29,793)
     Amortization of Investment Security
        Premiums and Accretion of Discounts     (5,888)       441,917
                                            ----------     ----------
     Total Adjustments                       1,485,772        720,446

Cash Flows from Investing Activities
     Proceeds from Disposition of
        Investment Securities
     - Held to Maturity                      3,961,058     13,979,906
     - Available for Sale                    6,485,198      1,550,946
     Purchase of Investments Held
        to Maturity                                  0    (11,986,236)
     Federal Funds Sold, Net                (8,250,000)    (6,450,000)
     Loans Made to Customers, Net           (5,737,291)   (14,271,731)
     Purchase of Premises and Equipment        (88.131)      (209,436)
     Proceeds from Sale of Other
        Real Estate Owned                            0        498,104
                                            ----------     ----------
     Cash Used in Investing
        Activities                          (3,629,166)   (16,888,447)

Cash Flows from Financing Activities
     Net Decrease in Demand Deposits,
        NOW Accounts and Savings Accounts     (507,984)       (54,361)
     Net Increase in Time Deposits          12,019,315     16,454,636
     Cash Dividends Paid                      (228,027)      (109,941)
     Securities Sold Under Agreements
        to Repurchase                       (9,003,500)             0
     Proceeds from Sale of Treasury Stock      123,406              0
                                            ----------     ----------
     Cash Provided by Financing Activities   2,403,210     16,290,334

     Net Increase (Decrease) in Cash and
        Due from Banks                         949,860        760,163
     Cash and Due from Banks, Beginning      5,955,650      5,700,738
                                            ----------     ----------
     Cash and Due from Banks, Ending        $6,905,510     $6,460,901
                                            ==========     ==========
Schedule of Noncash Investing Activities
     Loans Transferred to Other
        Real Estate Owned                      $87,099             $0

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Smithtown Bancorp, a one-bank holding company, acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary, Bank of Smithtown, filed an Annual Report 10-KSB for the period year ended December 31, 1994, and a quarterly report 10Q for the period ending March 31, 1995.

     Results of operations for the second quarter of 1995 continue to be positive. Earnings for the first six months of 1995 were $690,044 as compared to $637,830 for the same period in 1994, representing an 8.19% increase. This is primarily the result of an increase of 27.50% in interest and fee income on loans. Loan yield remains high at 9.53%. Income on investment securities declined by 24.30% from $2,014,132 to $1,524,677 as funds from maturing securities were reinvested in higher yielding new loans. Tax equivalent yield on investment securities for the six months ending June 30, 1995, was 6.11%. Other noninterest income declined slightly by 2.73% due to decreased service charge income. Interest expense increased by 43.47% from the same period in 1994 due to a general rise in market rates and a higher volume of certificates of deposit. Cost of funds for 1995 has been 3.12% to date as compared to 2.16% for 1994. The banks' margin remains very high compared to peers at 5.79%. This ratio has been maintained due to strong asset/liability management, as evidenced by the bank's gap report. Cumulative gap to assets over the one year period is well below 10% and therefore, volatility in a changing rate environment presents minimal risk to the bank's earning potential. Liquidity remains strong with various sources of funding available to meet the bank's increased loan demand. Bank of Smithtown became a member of the Federal Home Loan Bank during 1995, which has now become an additional source of funding. Other operating expenses declined by 5.06% primarily due to reduced salary and occupancy expenses. The Board of Directors declared a quarterly dividend of $.28 per share payable to stockholders of record on July 3, 1995. This is an additional indicator of the Board and management's continued optimism.

     The Bank's balance sheet has undergone some material changes from December 31, 1994. Investment securities declined in volume by 17.31% from $59,096,798 to $48,864,766 as the funds from maturities and prepayments were rolled into loan originations. The loan portfolio increased in size by 7.05% since December 1994, with the largest increase in the commercial and industrial portfolio. Other Real Estate Owned increased slightly due to the addition of one residential property. Deposits increased from December 1994 to June 1995 by 8.51% with the greatest increase in certificates of deposit. The bank has run two certificate of deposit programs this year, as this source of funds remains the bank's least expensive alternative. Total stockholder's equity increased by 5.91% primarily a result of earnings reinvested in the company. Capital remains strong by all regulatory guidelines and is detailed below:

                 June 30, 1995        Dec. 31, 1994    Required

Tier I                 11.85              12.20          4.00

Tier II                 1.25               1.25             *

Total Risk Based       13.10              13.45          8.00
Capital Ratio

Leverage Ratio          7.69               7.48          4.00


     Continued improvements in asset quality and additional loan volume in the commercial and real estate area are expected to continue to positively impact earnings for the remainder of 1995. A new branch opening scheduled for October will provide the deposits for funding some of this new loan growth. The outlook for the next six months of 1995 remains positive.

                                                            SMITHTOWN BANCORP
                                                      INTEREST SENSITIVITY GAP TABLE
                                                              June 30, 1995


                                      3 Months       3 - 6       6 - 12          1 - 5
                        Revolving     or less      Months        Months           Years          Other         Total
                        ----------    ---------    ---------     ---------      ----------    ---------      -----------
ASSETS:
Investments                            2,126,758     1,210,416      6,882,655     18,697,296    19,944,640      48,861,765
Federal Funds Sold       8,450,000                                                                               8,450,000
Loans:
  Installment                            806,957       832,961      2,087,878     16,572,590     1,444,729      21,745,115
  Real Estate
    and Commercial      16,972,925     5,279,260     1,615,501      4,942,658     20,856,054    11,903,675      61,570,073
Cash and Due from Banks                                                                          6,905,510       6,905,510
Fixed Assets                                                                                     3,038,127       3,038,127
Other Assets                                                                                     8,822,862       8,822,862
Allowance for
  Loan Losses                                                                                   (1,410,347)     (1,410,347)
Nonaccrual and
  Unearned Discount                                                                              2,127,535       2,127,535
                        ----------    ----------    ----------     ----------     ----------    ----------     -----------
Total                   25,422,925     8,212,975     3,658,878     13,913,191     56,125,940    52,776,731     160,110,640
                                                                                                               ===========
LIABILITIES:
Savings                                2,351,099     2,351,099      4,702,198     37,617,586                    47,021,982
Money Markets                          2,850,188     2,850,187      5,700,375     11,400,750                    22,801,500
NOW                                      653,332       653,332      1,306,664     10,453,310                    13,066,638
CD's less
  than 100,000                         3,397,404     2,108,800      4,349,195      5,222,395                    15,077,794
CD's greater
  than 100,000                         6,287,522     1,438,585        406,469      2,606,533                    10,739,109
Holiday Clubs                                                                                    1,054,712       1,054,712
Demand                                                                                          36,980,173      36,980,173
Other Liabilities                                                                                1,076,903       1,076,903
Stockholders' Equity                                                                            12,291,829      12,291,829
                        ----------    ----------    ----------     ----------     ----------    ----------     -----------
Total                                 15,539,545     9,402,003     16,464,901     67,300,574    51,403,617     160,110,640
                                                                                                               ===========
INTEREST SENSITIVITY
  GAP PER PERIOD        25,422,925    (7,326,570)   (5,743,125)    (2,551,710)   (11,174,634)    1,373,114
GAP/TOTAL ASSETS            15.88%         -4.58%       -3.59%         -1.59%         -6.98%          .86%
CUMULATIVE INTEREST
  SENSITIVITY GAP       25,422,925    18,096,355    12,353,230      9,801,520     (1,373,114)
% OF CUMULATIVE GAP
  TO TOTAL ASSETS           15.88%         11.30%        7.72%          6.12%         -0.86%         7.98%

ASSUMPTIONS
1)  Balance Sheet figues as of June 30, 1995
2)  Final maturities used for mortgage backed securities
3)  Savings and NOW accounts assumed to decline over 5 year period
4)  Money Market accounts assumed to delince over 2 year period

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position at June 30, 1995, and December 31, 1994,its results of operations for the three months and six months ended June 30, 1995 and 1994, and its cash flows for the three months and six months ended June 30, 1995 and 1994. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report or Form 10-KSB for the year ended December 31, 1994.

Earnings Per Common Share

     Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

     Market Value:

               June 30, 1995            $48,331,468
               December 31, 1994        $56,001,626

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                             SMITHTOWN BANCORP



August 9, 1995        by /s/    Bradley E. Rock, President



August 9, 1995        by /s/     Anita Florek, Treasurer