Form 10-Q
period 1995-09-30
SMITHTOWN BANCORP INC
filed 1995-11-15
CIK 747345

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended Sept 30, 1995

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

     433,268 Shares of Common stock ($5.00 Par Value) Outstanding as of Sept 30 , 1995.

                            SMITHTOWN BANCORP

                                   INDEX


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - Sept 30, 1995 and December 31, 1994

          Consolidated Statements of Income - Three months ended Sept 30, 1995 and 1994, and nine months ended Sept 30, 1995 and 1994

          Consolidated Statements of Changes in Stockholders' Equity - Nine months ended Sept 30, 1995 and 1994

          Consolidated Statements of Cash Flows - Three months ended Sept 30, 1995 and 1994, and nine months ended Sept 30, 1995 and 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Notes to Consolidated Financial Statements


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a) Exhibits - None

                                  SMITHTOWN BANCORP
                              CONSOLIDATED BALANCE SHEETS
                                             Sept 30,
                                               1995       DECEMBER 31,
                                            (UNAUDITED)      1994
ASSETS
Cash and Due from Banks                     $6,663,037     $5,955,650
Securities:
     Obligations of U.S. Government - HTM    2,015,046      3,019,956
     Obligations of U.S. Government - AFS    4,018,700     10,055,624
     Obligations of U.S.
        Government Agencies - HTM            2,032,981      2,051,544
     Obligations of U.S.
        Government Agencies - AFS              974,900        897,812
     Mortgage Backed Securities - HTM       31,641,374     34,761,443
     Mortgage Backed Securities - AFS          647,438      2,045,795
     Obligations of State &
        Political Subdivisions - HTM         4,851,381      6,137,424
     Other Securities - AFS                    599,000        127,200
                                            ----------     ----------
     Total Investment Securities            46,780,820     59,096,798
     (Market value $46,316,525 at 9/30/95   ----------     ----------
     and $56,001,626 at 12/31/94)
     Federal Funds Sold                      2,000,000        200,000
                                            ----------     ----------
Loans:
     Real Estate                            55,758,936     48,948,212
     Commercial and Industrial              18,401,892     14,155,310
     Loans to Individuals for Household,
        Family and Other Personal
        Expenditures                        17,210,834     17,307,349
     All Other Loans                           105,102         80,383
                                            ----------     ----------
     Total Loans                            91,476,764     80,491,254
Less: Unearned Discount                        689,245        707,034
     Reserve for Possible Loan Losses        1,444,867      1,362,404
                                            ----------     ----------
Loans - Net                                 89,342,652     78,421,816
                                            ----------     ----------
Bank Premises and Equipment                  3,177,141      3,167,149
Other Assets                                ----------     ----------
     Other Real Estate Owned                 5,304,951      5,589,789
     Other                                   2,974,432      4,520,485
                                          ------------   ------------
     TOTAL ASSETS                         $156,243,033   $156,951,687
                                          ============   ============

LIABILITIES
Deposits:
     Demand                                $33,991,207    $34,655,348
     Money Market                           21,048,228     22,654,018
     Savings                                59,506,215     63,068,912
     Certificates of Deposit
        $100,000 and Over                    6,523,562      3,934,020
     Other Time Deposits                    18,228,561     10,918,279
                                          ------------   ------------
     Total Deposits                        139,297,773    135,230,577

Dividends Payable                              121,315        106,917
Securities Sold Under
        Agreement to Repurchase                      0      9,003,500
Other Borrowed Money                         3,000,000              0
Other Liabilities                            1,174,203      1,004,975
                                          ------------   ------------
     Total Liabilities                     143,593,291    145,345,969
                                          ------------   ------------

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value               2,239,775      2,239,775
   500,000 shares authorized;
   447,955 issued
Unrealized Loss on Securities
   Available for Sale                          (20,001)      (134,616)
Surplus                                      1,993,574      1,993,118
Retained Earnings                            8,883,033      8,092,029
                                          ------------   ------------
                                            13,096,381     12,190,306
Less: Treasury Stock at Cost                   446,639        584,588
                                          ------------   ------------
Total Stockholders' Equity                  12,649,742     11,605,718
                                          ------------   ------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $156,243,033   $156,951,687
                                          ============   ============

                                 SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)
                                             For the 3 Months Ended
                                            Sept 30,        Sept 30,
                                              1995             1994
INTEREST INCOME
Interest and Fees on Loans                  $2,112,334     $1,691,372
Interest and Dividends on:
     Obligations of U.S. Government             98,510        272,219
     Obligations of U.S. Government Agencies    44,631         44,955
     Mortgage-Backed Securities                471,969        543,895
     Obligations of State and
        Political Subdivisions                  75,905         88,993
     Other Securities                            2,341          1,908
Interest on Federal Funds Sold                  51,923         39,863
                                            ----------     ----------
     Total Interest Income                   2,857,613      2,683,205

INTEREST EXPENSE
Money Market Accounts                          175,357        155,428
Savings                                        346,305        317,088
Certificates of Deposit $100,000 and Over       48,443         19,931
Other Time Deposits                            266,112        164,603
Interest on Federal Funds Purchased
        and Securities Sold Under
        Agreement to Repurchase                      0          9,131
Interest on Other Borrowed Funds                 1,993              0
                                            ----------     ----------
     Total Interest Expense                    838,210        666,181

     Net Interest Income                     2,019,403      2,017,024
     Provision for Possible Loan Losses         20,000         30,000

     Net Interest Income After Provision
     for Possible Loan Losses                1,999,403      1,987,024

OTHER NON-INTEREST INCOME
Trust Department Income                        106,012         75,378
Service Charges on Deposit Accounts            313,466        319,126
Other Income                                   161,654        132,966
                                            ----------     ----------
     Total Other Non-Interest Income           581,132        527,470

OTHER OPERATING EXPENSES
Salaries                                       871,219        894,677
Pension and Other Employee Benefits            148,456        205,956
Net Occupancy Expense of Bank Premises         245,593        230,596
Furniture and Equipment Expense                155,688        146,335
Miscellaneous Operating Expenses               409,299        557,524
                                            ----------     ----------
     Total Other Operating Expenses          1,830,255      2,035,088

Income Before Income Taxes                     750,280        479,406
Provision for Income Taxes                     285,745        169,750
                                            ----------     ----------
     Net Income                               $464,535       $309,656
                                            ==========     ==========
Earnings Per Share
     Net Income                                  $1.07          $0.70
     Cash Dividends Paid                         $0.28          $0.25
     Weighted Average Shares Outstanding       433,268        439,765

                                 SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)
                                             For the 9 Months Ended
                                            Sept 30,        Sept 30,
                                              1995             1994
INTEREST INCOME
Interest and Fees on Loans                  $6,060,659     $4,787,987
Interest and Dividends on:
     Obligations of U.S. Government            360,525        999,699
     Obligations of U.S. Government Agencies   134,135        132,458
     Mortgage-Backed Securities              1,470,997      1,550,110
     Obligations of State and
        Political Subdivisions                 246,219        278,111
     Other Securities                            6,157          5,724
Interest on Federal Funds Sold                 148,400         94,050
                                            ----------     ----------
     Total Interest Income                   8,427,092      7,848,139

INTEREST EXPENSE
Money Market Accounts                          532,748        419,583
Savings                                      1,033,731        929,538
Certificates of Deposit $100,000 and Over      133,298         77,957
Other Time Deposits                            668,133        338,743
Interest on Federal Funds Purchased
        and Securities Sold Under
        Agreement to Repurchase                106,510         42,200
Interest on Other Borrowed Funds                 1,993              0
                                            ----------     ----------
     Total Interest Expense                  2,476,413      1,808,021

     Net Interest Income                     5,950,679      6,040,118
     Provision for Possible Loan Losses         80,000        120,000

     Net Interest Income After Provision
     for Possible Loan Losses                5,870,679      5,920,118

OTHER NON-INTEREST INCOME
Trust Department Income                        278,490        205,740
Service Charges on Deposit Accounts            961,983      1,017,943
Other Income                                   355,277        326,068
Net Securities Transactions                     1,826         22,695
                                            ----------     ----------
     Total Other Non-Interest Income         1,597,576      1,572,446

OTHER OPERATING EXPENSES
Salaries                                     2,589,424      2,673,477
Pension and Other Employee Benefits            573,249        617,617
Net Occupancy Expense of Bank Premises         680,158        689,020
Furniture and Equipment Expense                456,129        443,128
Miscellaneous Operating Expenses             1,345,271      1,629,086
                                            ----------     ----------
     Total Other Operating Expenses          5,644,231      6,052,328

Income Before Income Taxes                   1,824,024      1,440,236
Provision for Income Taxes                     669,445        492,750
                                            ----------     ----------
     Net Income                             $1,154,579       $947,486
                                            ==========     ==========
Earnings Per Share
     Net Income                                  $2.67          $2.15
     Cash Dividends Paid                         $0.84          $0.50
     Weighted Average Shares Outstanding       432,816        439,765

                                                        SMITHTOWN BANCORP
                                               CONSOLIDATED STATEMENT OF CHANGES
                                                     IN STOCKHOLDERS' EQUITY
                                                           (unaudited)
                                                                            Unrealized                   Cost of
                                        Common Stock                        Gain/(Loss)                   Common        Total
                                     Shares                               On Securities     Retained     Stock in    Stockholders'
                                   Outstanding  Amount       Surplus    Available for Sale  Earnings     Treasury      Equity
                                   -----------  -------     --------    ------------------  ---------    ---------    ----------
Balance at 1/1/94                      439,765  $2,239,775   $1,993,118                      $7,297,259   ($286,650)  $11,243,502
Net Income                                                                                      947,486                   947,486
Cash Dividend Declared                                                                         (329,823)                 (329,823)
Allowance for Unrealized Loss                                                  $(19,550)                                  (19,550)
                                   -----------  ----------  ----------- ----------------     ----------   ---------   -----------
Balance at 9/30/94                     439,765  $2,239,775   $1,993,118        $(19,550)     $7,914,922   ($286,650)  $11,841,615
                                   ===========  ==========   ========== ================     ==========   ==========  ===========


Balance at 1/1/95                      427,666  $2,239,775   $1,993,118        ($134,616)    $8,092,029   ($584,588)  $11,605,718
Net Income                                                                                    1,154,579                 1,154,579
Cash Dividend Declared                                                                         (363,575)                 (363,575)
Allowance for Unrealized Gain                                                    114,615                                  114,615
Sale of Treasury Stock                   5,602                      456                                     137,949       138,405
                                   -----------  ----------  ----------- ----------------     ----------   ---------   -----------
Balance at 9/30/95                     433,268  $2,239,775   $1,993,574         ($20,001)    $8,883,033   ($446,639)  $12,649,742
                                   ===========  ==========   ========== ================     ==========   ==========  ===========

                                  SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                            For the 3 Months Ended
                                         Sept 30, 1995   Sept 30, 1994
Cash Flows from Operating Activities
Net Income                                    $464,535       $309,656
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Valuation Reserve for Other Real Estate
        Owned                                   40,000         60,000
     Depreciation on Premises and Equipment    113,706        102,630
     Provision for Possible Loan Losses         20,000         30,000
     Amortization of Transition Obligation      11,925         31,800
     Increase (Decrease) in Interest Payable    10,701         (1,387)
     Increase in Miscellaneous
        Payables and Accrued Expenses          211,313          2,399
     Increase in Fees and
        Commissions Receivable                    (400)        (7,525)
     Decrease in Interest Receivable            58,496        130,602
     Decrease (Increase) in
        Prepaid Expenses                        45,324       (161,366)
     Decrease (Increase) in Miscellaneous
        Receivables                              8,722     (1,062,187)
     Increase in Income Taxes Receivable             0        (73,967)
     Decrease in Deferred Taxes                 86,434         24,967
     Increase in Accumulated Postretirement
        Benefit Obligations                    (10,380)       (15,079)
     Amortization of Investment Security
        Premiums and Accretion of Discounts     (1,732)       (45,142)
                                            ----------     ----------
     Total Adjustments                         594,109       (984,255)

Cash Flows from Investing Activities
     Proceeds from Disposition of
        Investment Securities
     - Held to Maturity                      1,438,585      4,157,216
     - Available for Sale                    1,990,966        490,458
     Purchase of Investment Securities
     -Available for sale                    (1,358,956)             0
     Federal Funds Sold, Net                 6,450,000      6,650,000
     Loans Made to Customers, Net           (5,326,176)     1,915,533
     Purchase of Premises and Equipment       (252,720)       (54,608)
     Proceeds from Sale of Other
        Real Estate Owned                      307,469              0
                                            ----------     ----------
     Cash Provided by Investing
        Activities                           3,249,168     13,158,599

Cash Flows from Financing Activities
     Net Decrease in Demand Deposits,
        NOW Accounts and Savings Accounts   (5,324,644)    (3,022,413)
     Net Decrease in Time Deposits          (2,119,491)   (14,813,237)
     Cash Dividends Paid                      (121,149)      (109,942)
     Increase in Borrowed Funds              3,000,000      5,070,550
     Proceeds from Sale of Treasury Stock       14,999              0
                                            ----------     ----------
     Cash Used in Financing Activities      (4,550,285)   (12,875,042)

     Net Decrease in Cash and
        Due from Banks                        (242,473)      (391,042)
     Cash and Due from Banks, Beginning      6,905,510      6,460,901
                                            ----------     ----------
     Cash and Due from Banks, Ending        $6,663,037     $6,069,859
                                            ==========     ==========
Supplemental Disclosures of Cash Flows Information
        Cash paid during the period for:
                Interest                        $1,994         $9,130
                Income Taxes                   135,000        210,000

                                  SMITHTOWN BANCORP
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                            For the 9 Months Ended
                                         Sept 30, 1995   Sept 30, 1994
Cash Flows from Operating Activities
Net Income                                  $1,154,579       $947,486
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Valuation Reserve for Other Real Estate
        Owned                                   40,000        150,000
     Depreciation on Premises and Equipment    330,859        304,047
     Provision for Possible Loan Losses         80,000        120,000
     Gain on sale of Investment Securities      (1,826)       (22,695)
     Amortization of Transition Obligation      62,275         42,400
     Increase in Interest Payable               89,325          3,183
     Increase (Decrease) in Miscellaneous
        Payables and Accrued Expenses           77,967       (120,566)
     Decrease in Fees and
        Commissions Receivable                     663         33,620
     Decrease in Interest Receivable           152,548        153,792
     Decrease (Increase) in
        Prepaid Expenses                        81,780       (337,411)
     Decrease (Increase) in Miscellaneous
        Receivables                            933,478       (957,302)
     Decrease in Income Taxes Receivable       245,148         47,656
     Decrease (Increase) in Deferred Taxes      28,936        (32,436)
     Decrease in Accumulated Postretirement
        Benefit Obligations                    (33,652)       (44,872)
     Amortization of Investment Security
        Premiums and Accretion of Discounts      4,156        396,775
                                            ----------     ----------
     Total Adjustments                       2,091,657       (263,809)

Cash Flows from Investing Activities
     Proceeds from Disposition of
        Investment Securities
     - Held to Maturity                      5,401,741     20,178,526
     - Available for Sale                    8,580,290              0
     Purchase of Investment Securities
        Held to Maturity                             0    (11,986,236)
     Purchase of Investment Securities
     -Available for sale                    (1,476,956)             0
     Federal Funds Sold, Net                (1,800,000)       200,000
     Loans Made to Customers, Net          (11,063,467)   (12,356,198)
     Purchase of Premises and Equipment       (340,851)      (264,044)
     Proceeds from Sale of Other
        Real Estate Owned                      307,469        498,104
                                            ----------     ----------
     Cash Used in Investing
        Activities                            (391,774)    (3,729,848)

Cash Flows from Financing Activities
     Net Decrease in Demand Deposits,
        NOW Accounts and Savings Accounts   (5,832,628)    (3,076,774)
     Net Increase in Time Deposits           9,899,824      1,641,399
     Cash Dividends Paid                      (349,176)      (219,883)
     (Decrease) Increase in Borrowed Funds  (6,003,500)     5,070,550
     Proceeds from Sale of Treasury Stock      138,405              0
                                            ----------     ----------
     Cash (Used in) Provided by
        Financing Activities                (2,147,075)     3,415,292

     Net Increase in Cash and
        Due from Banks                         707,387        369,121
     Cash and Due from Banks, Beginning      5,955,650      5,700,738
                                            ----------     ----------
     Cash and Due from Banks, Ending        $6,663,037     $6,069,859
                                            ==========     ==========

Supplemental Disclosures of Cash Flows Information
        Cash paid during the period for:
                Interest                      $106,511        $33,068
                Income Taxes                   362,949        468,781

Schedule of Noncash Investing Activities
     Loans Transferred to Other
        Real Estate Owned                      $87,099             $0

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Smithtown Bancorp, a one-bank holding company, acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary, Bank of Smithtown, filed an Annual Report 10-KSB for the year ended December 31, 1994, and quarterly report 10-Q for the periods ending March 31, and June 30, 1995.

     Results of operations for the nine month period ending September 30, 1995, continued to be very positive with earnings of $1,154,579 compared to $947,486 for the same period in 1994, representing a 21.86% increase. This is primarily due to the 26.58% increase in interest and fee income on loans, and the 6.74% reduced operating expenses, such as salary and benefit expense and the reduction and rebate of FDIC premiums. Interest expense climbed by 36.97% as the bank paid higher rates on its deposits, and promoted CD programs to raise additional deposits. Funding the new loan growth through sources other than Federal Home Loan Bank advances and repurchase agreements has been a focus for the Bank this year and hence the increased interest expense. In spite of increased interest expense, the Bank's cost of funds remains very low by industry standards at 3.08%. Net interest margin remains high at 5.71%. This margin is the result of strong asset/liability management as evidenced by the bank's gap report. Non-interest income remained stable with a slight increase in trust department income. Net income for the three month period ending September 30, 1995, was $464,535. The contributions to income are virtually the same as for the nine month period, with increased interest and fee income on loans and decreased operating costs being the driving forces. Return on assets and Return on equity show significant increases from year end and currently are .99% and 12.70% respectively.

     The Bank's balance sheet underwent significant changes during 1995. Investment securities now represent 29.94% of total assets as compared to 37.65% at December 31, 1994. Loans have increased from $80,491,254, or
51.28% of total assets to $91,476,764 or 58.55% of total assets.  Other
Real Estate Owned declined slightly from $5,589,789 to $5,304,951 as one commercial property was sold. Deposits rose from year end 1994 by $4,067,196 or 3.00%. This increase was in the volume of certificates of deposit, as they still remain the Bank's least expensive source of funding. The use of borrowed funds also declined from year end by $6,003,500 or 66.68%. The Bank's capital account increased by $1,044,024 primarily a result of net income of $1,154,579, dividends of $349,176 and Treasury Stock sales of $138,405. Capital remains strong according to regulatory guidelines as detailed below.

                    September 30, 1995       December 31, 1994        Required

Tier I                        12.17                    12.20               4.00

Tier II                        1.25                     1.25                *

Total Risk Based              13.42                    13.45               8.00
Capital Ratio

Leverage Ratio                 8.12                     7.48               4.00

* Tier II capital is limited to 100% of Tier I Capital.

     Continued loan growth and improved operational efficiencies are expected to continue to positively impact earnings for the remainder of the year. The October 1995 opening of a new branch location in Northport has already begun to provide additional deposits. The outlook for the next three months of 1995 remains positive.

                                                            SMITHTOWN BANCORP
                                                      INTEREST SENSITIVITY GAP TABLE
                                                            September 30, 1995


                                      3 Months       3 - 6       6 - 12          1 - 5
                        Revolving     or less      Months        Months           Years          Other         Total
                        ----------    ---------    ---------     ---------      ----------    ---------      -----------
ASSETS:
Investments                           $1,203,500    $2,110,994     $5,868,357    $20,447,812   $17,150,157     $46,780,820
Federal Funds Sold      $2,000,000                                                                               2,000,000
Loans:
  Installment                            847,239       952,970      2,148,496     16,070,011     2,282,075      22,300,791
  Real Estate
    and Commercial      20,414,678     3,962,573     3,794,209      2,072,412     24,616,478    11,596,434      66,456,784
Cash and Due from Banks                      419                                                 6,662,618       6,663,037
Fixed Assets                                                                                     3,177,141       3,177,141
Other Assets                                                                                     8,279,383       8,279,383
Allowance for
  Loan Losses                                                                                   (1,444,867)     (1,444,867)
Nonaccrual and
  Unearned Discount                                                                              2,029,944       2,029,944
                        ----------    ----------    ----------     ----------     ----------    ----------     -----------
Total                  $22,414,678    $6,013,731    $6,858,173    $10,089,265    $61,134,301   $49,732,885    $156,243,033
                        ----------    ----------    ----------     ----------     ----------    ----------     ===========

LIABILITIES:
Savings                               $2,308,027    $2,308,028     $4,616,055    $36,928,439                   $46,160,549
Money Markets                          2,631,029     2,631,029      5,262,057     10,524,113                    21,048,228
NOW                                      667,283       667,283      1,334,567     10,676,533                    13,345,666
CD's less
  than 100,000                         3,235,411     4,156,770      5,279,205      4,221,994                    16,893,380
CD's greater
  than 100,000                         3,276,616       311,143        655,725      2,280,078                     6,523,562
Holiday Clubs                                                                                    1,335,181       1,335,181
Demand                                                                                          33,991,207      33,991,207
Other Borrowed Money                   3,000,000                                                                 3,000,000
Other Liabilities                                                                                1,295,518       1,295,518
Stockholders' Equity                                                                            12,649,742      12,649,742
                        ----------    ----------    ----------     ----------     ----------    ----------     -----------
Total                                $15,118,366   $10,074,253    $17,147,609    $64,631,157   $49,271,648    $156,243,033
                        ----------    ----------    ----------     ----------     ----------    ----------     ===========

INTEREST SENSITIVITY
  GAP PER PERIOD        22,414,678    (9,104,635)   (3,216,080)    (7,058,344)    (3,496,856)      461,237
GAP/TOTAL ASSETS            14.35%        (5.83%)       (2.06%)        (4.52%)        (2.24%)         0.30%
CUMULATIVE INTEREST
  SENSITIVITY GAP       22,414,678    13,310,043    10,093,963      3,035,619       (461,237)
% OF CUMULATIVE GAP
  TO TOTAL ASSETS           14.35%          8.52%        6.46%          1.94%         (0.30%)

ASSUMPTIONS
1)  Balance Sheet figures as of September 30, 1995
2)  Final maturities used for mortgage backed securities
3)  Savings and NOW accounts assumed to decline over 5 year period
4)  Money Market accounts assumed to decline over 2 year period

Financial Statement Presentation

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1995, and its results of operations for the three months and nine months ended September 30, 1995 and 1994 and its cash flows for the three months and nine months ended September 30, 1995 and 1994. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

Earnings Per Common Shares

     Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

     Market Value:

               September 30, 1995       $46,316,525
               December 31, 1994        $56,001,626

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                             SMITHTOWN BANCORP



November 10, 1995        by /s/    Bradley E. Rock, President



November 10, 1995        by /s/     Anita Florek, Treasurer