Form 10KSB
period 1995-12-31
SMITHTOWN BANCORP INC
filed 1996-03-29
CIK 747345

No. of pages within this report   62

As filed with the Securities and Exchange Commission on March 29, 1996
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                               Form 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 31 December 1995   Commission File #0 - 13314

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                                                   Number of Shares Outstanding
         Class of Common Stock                           as of 15 March 1996
          $5.00 Par Value                                      433,268

The aggregate market value of the Registrant's common stock held by nonaffiliates was approximately $13,864,576 based on the price at which stock was sold on 15 March 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE


1) Portions of the Annual Report for the fiscal year ended 31 December 1995 are incorporated herein by reference into Parts I and II.

2) Portions of the Prospectus dated 26 July 1984 and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, are incorporated by reference into Part I.

3) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on 2 April 1996 are incorporated herein by reference into Part III.

                              Part I

Item 101: Description of Business

Smithtown Bancorp, Inc. ("Registrant")

Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

Pages 8 through 47, inclusive, of the Registrant's Annual Report for the year ended 31 December 1995, and

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

Trust and Audit Building        Consumer Credit Building
17 Bank Avenue                  68 North Country Road
Smithtown, New York 11787       Smithtown, New York 11787

The Bank occupies the following locations under lease arrangements:

Commack Office                  Kings Park Office
2020 Jericho Turnpike           14 Park Drive
Commack, New York 11725         Kings Park, New York 11754

Centereach Office               Lake Grove Office
1919 Middle Country Road        2921 Middle Country Road
Centereach, New York 11720      Lake Grove, New York 11755

Northport Office
836 Fort Salonga Road
Northport, New York  11768

The Bank owns properties that it has acquired through the foreclosure process. The majority in this category are vacant commercial properties. The balance are residential properties.

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

Item 201: Market for Common Equity and Related Stockholder Matters

Page 21 and 27 of the Registrant's Annual Report for the year ended 31 December 1995 is incorporated herein by reference.

Item 202: Description of Securities or Plan of Operation

695 shareholders of common stock at 15 March 1996.

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

                              Part 3

Item 303: Management's Discussion and Analysis or Plan of Operations

Pages 37 through 45, inclusive, of the Registrant's Annual Report for the year ended 31 December 1995 are incorporated herein by reference.

Item 304: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Form 8-K was filed with the Exchange on September 14, 1992. Form 8 Amendment to Form 8-K was filed on September 24, 1992. Both forms are incorporated herein by reference.

Item 310: Financial Statements

Pages 18 through 36, inclusive, of the Registrant's Annual Report for the year ended 31 December 1995 are incorporated herein by reference.

                              Part 4

Item 401: Directors, Executive Officers, Promoters and Control Persons of the Registrant

The information with respect to directors, executive officers and control persons contained on pages 50 through 51, pages 56 through 59, and page 62, of the Registrant's Proxy Statement dated 1 March 1996, is incorporated herein by reference.

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

Item 402: Executive Compensation

Pages 57, 58 and 62 of the Registrant's Proxy Statement dated 1 March 1996 are incorporated herein by reference, together with the information set forth on page 51.

Item 403: Security Ownership of Certain Beneficial Owners and Management

Page 56 of the Registrant's Proxy Statement, dated 1 March 1996 are incorporated herein by reference.

Item 404: Certain Relationships and Related Transactions

Page 58 of the Registrant's Proxy Statement dated 1 March 1996 and page 27 of the Registrant's Annual Report for the year ended 31 December 1996 are incorporated herein by reference.

                         INDEX OF EXHIBITS

    Exhibit No.             Description                     Page

        3a      Articles of Incorporation                     *

        3b      By-Laws                                       *

        4       By-Laws Page Nos. 2,11,12,13,14               *

                Articles of Incorporation Page No. 2          *

         9       No voting trust agreements

        10      No material contracts

        13      Annual Report for the year
                ended 31 December 1995                      8 - 47

        23      Notice of Annual Meeting and
                Proxy Statement                            48 - 62

        16      Reference to Item 8 in 10-KSB                 3

        18      No change in accounting principles

        19      Reference to Page 1                           1

        22      Bank of Smithtown
                Smithtown, New York  11787

        23      Notice of Annual Meeting and
                Proxy Statement                            48-62

        24      Consent of Independent Auditors               7
                Report of Independent Auditors               17

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

Date:                                           Smithtown Bancorp, Inc.
                                                Registrant
by/s/ -----------------------------------
Bradley E. Rock, President, Chief Executive
Officer and Chairman of the Board

by/s/ -----------------------------------
Anita M. Florek, Treasurer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


by/s/ -----------------------------------
Bradley E. Rock, President, Chief Executive             Date
Officer and Chairman of the Board


by/s/ -----------------------------------
Augusta Kemper, Director                                Date


by/s/ -----------------------------------
H.M. Brush, Director                                    Date


by/s/ -----------------------------------
Patrick A. Given, Director                              Date


by/s/ -----------------------------------
James H. Glamore, Director                              Date


by/s/ -----------------------------------
Edith Hodgkinson, Director                              Date


by/s/ -----------------------------------
Barry M. Seigerman, Director                            Date


by/s/ -----------------------------------
Attmore Robinson, Director                              Date


by/s/ -----------------------------------
Charles E. Rockwell, Director                           Date

ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
25 Suffolk Court
Hauppauge, NY 11788
(516) 434-9500

                        Consent of Independent Auditors

We consent to the incorporation by reference in this Form 10-KSB of Smithtown Bancorp, Inc. of or report dated January 19, 1996, included in the 1995 Annual Report to Shareholders of Smithtown Bancorp, Inc.

By /s/ ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.
ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.

Hauppauge, New York
March 25, 1996

                    A Description of Our Business

Smithtown Bancorp (the "Bancorp") is a bank holding company incorporated in the State of New York, subject to the regulation and supervision of the State of New York Banking Department, the Federal Reserve Board and the Securities and Exchange Commission. The Bancorp owns all of the outstanding stock of Bank of Smithtown (the "Bank") and conducts no business other than holding the stock of Bank of Smithtown. Therefore, the content of this annual report, as it pertains to the description of the activities of the Bancorp, is in essence a description of the activities of Bank of Smithtown.

Bank of Smithtown, chartered under the laws of the State of New York, is a member of the Federal Reserve System and is insured by the Federal Deposit Insurance Corporation. The Bank is subject to the supervision of the State of New York Banking Department and the Federal Reserve Bank of New York. The Bank has been headquartered in Smithtown since 1910. It is in its 85th year of operation as an independent commercial bank. The Bank operates seven offices in the following communities: Smithtown, Commack, Hauppauge, Kings Park, Centereach, Lake Grove, and Northport.

Bank of Smithtown is a full-service bank offering a complete range of commercial and consumer financial services. The Bank also extends its services to local municipalities.

The Bank's Trust Department, introduced in 1970, provides trust administration, estate administration and fiduciary services, and acts as a bond and coupon paying agent for local municipalities.

The Bank's intention is to continue to provide individuals, businesses, and municipalities with a comprehensive array of financial services.

                           Table of Contents
Financial Highlights                                              1
Message from the Chairman of the Board                            2
Independent Auditors' Report                                      8
Consolidated Balance Sheets                                       9
Consolidated Statements of Income                                10
Consolidated Statements of Changes in Stockholders' Equity       11
Consolidated Statements of Cash Flows                            12
Notes to Consolidated Financial Statements                       13
Selected Financial Data
  Consolidated Average Balance Sheet Data                        24
  Consolidated Balance Sheets                                    25
  Consolidated Income Statements                                 26
  Per Share Data and Supplementary Information                   27
Management's Disussion and Analysis of Financial Condition
  and Results of Operations                                      28
Banking Locations                                 Inside Back Cover
Corporate Directory                               Inside Back Cover

Financial Highlights
                           1995             1994              1993
At Year End
  Assets              $157,528,274      $156,951,687       $153,720,337
  Loans                 95,984,044        78,421,816         62,450,651
  Deposits             143,581,497       135,230,577        141,377,440
  Stockholders' Equity  12,837,073        11,605,718         11,243,502

For the Year
  Interest Income     $ 11,352,368      $  10,678,437     $  10,948,073
  Net Interest Income    7,987,473          8,145,247         8,248,312
  Other Non-Interest
     Income              2,164,410          2,099,966         2,276,211
  Other Operating
     Expense             7,721,712          8,231,202         8,841,415
  Net Income             1,471,381          1,231,511           301,696

Per Share
  Net Income          $       3.40       $       2.80       $      0.69
  Cash Dividends
     Declared                 1.12               1.00              0.75
  Stockholders' Equity       29.63              27.14             25.57


MESSAGE FROM THE CHAIRMAN OF THE BOARD

By almost all measures of performance, 1995 was the best year ever for Bank of Smithtown in its 86-year history.

The Bank posted record earnings of $1,471,381. One of the primary reasons we achieved these results was that we continued to rebuild the loan portfolio. For the second year in a row, we grew the portfolio by more than 20%, with year-end loans finishing at $98,069,261. At the same time, we managed to maintain a net interest margin of 5.89%, a figure which ranks with the highest among our peers.

Earnings per share and the market value of our stock moved correspondingly higher. We earned $3.40 per share and our stock finished the year trading at a price of $32.00. Return on average equity was 11.98% and return on average assets finished at 0.94%. Both of these ratios remain below those of our highest performing peers, but are nonetheless the most positive results achieved by Bank of Smithtown in many years, and begin to approach the high standards we have set for ourselves for the future.

While we continue to improve management of our asset quality difficulties which arose from the last regional recession, those difficulties are not yet entirely behind us. OREO remains higher than for our peers, and nonperforming loans increased due to the addition of one large secured loan made more than six years ago. The downside to these lingering asset quality problems is that they will continue to be somewhat of a drag on earnings during 1996. What bodes well for the future, on the other hand, is that we have already made such substantial improvements in earnings despite these lingering problems, by selling only a few large properties (several of which are presently under contract) we could move ahead again dramatically in this area. Loss reserves against both loans and OREO remain adequate, and our capital ratios remain strong with a leverage ratio of 8.15% and a risk-based capital ratio of 12.89% at year-end.

Noninterest expense was another area of improvement during 1995 and will be a principal focus of our work in 1996. Salary dollars were reduced for the fourth consecutive year. Total noninterest expense was reduced by more than $500,000, in addition to last year's reduction of more than $600,000. In spite of these significant improvements, however, our noninterest expense and efficiency ratios remain too high and provide opportunities for further improvement. Therefore, the board of directors and the management team decided during the fourth quarter of last year to embark upon a major bankwide reengineering effort in 1996. We will reevaluate and redesign all of our work processes in order to improve customer service, increase efficiency and reduce costs. The work is already well underway, and the Bank's staff is enthusiastic about the project.

The magnitude of the reengineering project being undertaken by us in 1996 will involve a substantial expenditure of our resources in time, effort and money. We have no doubt, however, that this effort represents a major investment in the future of our company. Though our "bottom line" results may be impeded some during the reengineering effort, we are confident that before year is through we will begin to feel the substantial benefits of improved effciency.

We believe that our recent past efforts have produced concrete, positive results and we intend to continue to devote ourselves to maximizing shareholder value. We appreciate your support, and look forward to an even brighter future for Bank of Smithtown.

by /s/ Bradley E. Rock
Chairman of the Board, President & Chief Executive Officer

Quality customer service involves the willingness and ability to listen to the specific needs of your customers. We make sure we understand our customers' needs and we strive to fit our products and services to what they want. Our customer service people also consider it an integral part of their jobs to help our customers with any of their financial problems or difficulties regardless of how much the particular difficulty may effect Bank of Smithtown. It is not unusual, for example, for one of our customer service people to contact another financial institution on behalf of one of our customers to help rectify a problem or an error at another bank.

From loans to small businesses to investment advice from our Trust Department to routine daily teller transactions, we get to know our customers in order to provide them with a level of personal service that larger institutions cannot provide. For those customers who choose to maintain all of their banking relationships with us, we have special packages that save them money as another way of saying "thanks" for their business.

While the huge banks centered in major metropolitan areas continue to merge with each other and form even larger, more cumbersome institutions, there will nonetheless always be a place for community-oriented banks. Not only was 1995 a record year for Bank of Smithtown's performance, but it also marked the opening of our seventh branch. The Northport community, where this newest branch is located, is an ideal environment for a community-minded bank such as ours.

One of the most important reasons for our success is our people. The people who work for Bank of Smithtown live in the community. We care about our customers. We care about whether local businesses survive. We care about the local schools, churches and fire departments. We have to care. We are all neighbors.

To the Board of Directors
and Stockholders of
Smithtown Bancorp


We have audited the accompanying consolidated balance sheets of Smithtown Bancorp as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of Smithtown Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithtown Bancorp at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, Smithtown Bancorp changed its methods of accounting for impaired loans in 1995 and for certain investments in debt securities in 1994.

by /s/ Albrecht, Viggiano, Zureck & Company, P.C.
Hauppauge, New York
January 19, 1996


Consolidated Balance Sheets
Smithtown Bancorp

                                                   As of December 31,
                                             1995                      1994
Assets
Cash and Due from Banks                 $  7,003,234               $ 5,955,650
Investment Securities: (Note B)
Investment Securities Held to Maturity:
   Obligations of U.S. Government          2,013,739                 3,019,956
   Obligations of U.S. Government
          Agencies                                 0                 2,051,544
   Mortgage-Backed Securities             10,226,753                34,761,443
   Obligations of State and Political
          Subdivisions                     4,647,865                 6,137,424
                                        ------------               -----------
Total (Fair Value $16,975,739 in 1995
and $42,875,195 in 1994)                  16,888,357                45,970,367
                                        ------------               -----------
Investmexnt Securities
Available for Sale:
   Obligations of U.S. Government          3,008,900                10,055,624
   Obligations of U.S. Government
          Agencies                         3,015,900                   897,812
   Mortgage-Backed Securities             13,155,534                 2,045,795
   Other Securities                          599,000                   127,200
                                        ------------               -----------
          Total (At Fair Value)           19,779,334                13,126,431
                                        ------------               -----------
          Total Investment Securities     36,667,691                59,096,798
                                        ------------               -----------
Federal Funds Sold                         6,750,000                   200,000
                                        ------------               -----------
Loans (Note C)                            98,069,261                80,491,254
   Less: Unearned Discount                   655,323                   707,034
Allowance for Possible
   Loan Losses (Note D)                    1,429,894                 1,362,404
                                        ------------               -----------
Loans, Net                                95,984,044                78,421,816
                                        ------------               -----------
Bank Premises and Equipment (Note E)       3,173,036                 3,167,149
                                        ------------               -----------
Other Assets
        Other Real Estate Owned (Note C)   5,046,544                 5,589,789
        Other                              2,903,725                 4,520,485
                                        ------------               -----------
Total Other Assets                         7,950,269                10,110,274
                                        ------------               -----------
          Total                         $157,528,274              $156,951,687
                                        ============              ============

Liabilities
Deposits:
   Demand (Non-Interest Bearing)       $  35,944,658             $  34,655,348
   NOW                                    13,341,511                13,837,170
   Money Market                           23,376,214                22,654,018
   Savings                                46,314,234                49,231,742
   Time (Note H)                          24,604,880                14,852,299
                                        ------------               -----------
          Total Deposits                 143,581,497               135,230,577
                                        ------------               -----------
Dividend Payable                             121,315                   106,917
Securities Sold Under
        Agreements to Repurchase                   0                 9,003,500
Other Liabilities                            988,389                 1,004,975
                                        ------------               -----------
           Total Liabilities             144,691,201               145,345,969
                                        ------------               -----------
Commitments and Contingent Liabilities (Note K)

Stockholders' Equity
Common Stock - $5.00 Par Value
   (500,000 Shares Authorized;
    447,955 Issued)                        2,239,775                 2,239,775
Capital Surplus                            1,993,574                 1,993,118
Unrealized Loss on Securities
        Available for Sale                   (28,157)                 (134,616)
Retained Earnings (Note I)                 9,078,520                 8,092,029
                                        ------------               -----------
           Total                          13,283,712                12,190,306

Less: Treasury Stock (14,687
      and 20,289 Shares at Cost at
      December 31, 1995
      and 1994, respectively)                446,639                   584,588

            Total Stockholders' Equity    12,837,073                11,605,718
                                        ------------               -----------
            Total                       $157,528,274              $156,951,687
                                        ============              ============

See notes to consolidated financial statements
Consolidated Income Statements
Smithtown Bancorp

                                              Year Ended December 31,
                                      1995            1994             1993
Interest Income
Interest and Fees on Loans       $  8,278,027    $  6,690,095    $  6,730,657
Interest on Federal Funds Sold        221,857         117,440         167,520
Interest and Dividends on
   Investment Securities:
      Taxable:
         Obligations of U.S.
            Government                431,259       1,235,897       2,205,419
         Obligations of U.S.
            Government Agencies       178,689         177,332         166,526
         Mortgage-Backed
            Securities              1,901,977       2,080,703       1,314,747
         Other Securities              22,385           7,632           7,632
                                 ------------    ------------    ------------
                     Total          2,534,310       3,501,564       3,694,324

   Exempt from Federal Income
      Taxes:
         Obligations of
           States and Political
           Subdivisions               318,174         369,338         355,572
                                 ------------    ------------    ------------
          Total Interest Income    11,352,368      10,678,437      10,948,073
                                 ------------    ------------    ------------

Interest Expense
Money Market Accounts                 716,465         584,242        738,928
Savings                             1,387,282       1,269,785      1,479,055
Certificates of Deposit of
   $100,000 and Over (Note H)         210,891         113,101        112,961
Other Time Deposits                   928,796         438,839        368,817
Interest on Securities Sold Under
        Agreements to Repurchase      106,511         127,223              0
Interest on Other Borrowed Money       14,950               0              0
                                 ------------    ------------    ------------
        Total Interest Expense      3,364,895       2,533,190      2,699,761
                                 ------------    ------------    ------------
           Net Interest Income      7,987,473       8,145,247      8,248,312

Provision for Possible
   Loan Losses (Note D)               110,000         120,000      1,364,329
                                 ------------    ------------    ------------
Net Interest Income After
   Provision for Possible
   Loan Losses                      7,877,473       8,025,247      6,883,983
                                 ------------    ------------    ------------
Other Non-Interest Income
Trust Department Income               401,811         298,786        330,796
Service Charges on
   Deposit Accounts                 1,278,668       1,344,754      1,263,371
Other Income                          482,538         433,731        441,934
Investment Security Gains               1,393          22,695        240,110
                                 ------------    ------------    ------------
Total Other Non-Interest Income     2,164,410       2,099,966      2,276,211
                                 ------------    ------------    ------------
Other Operating Expenses
Salaries                            3,470,680       3,556,241      3,654,727
Pensions and Other
   Employee Benefits (Note F)         761,577         832,603        862,213
Net Occupancy Expense of
   Bank Premises                      944,571         905,538        848,704
Furniture and Equipment Expense       622,775         582,663        589,701
Other Expenses                      1,922,109       2,354,157      2,886,070
                                 ------------    ------------    ------------
Total Other Operating Expenses      7,721,712       8,231,202      8,841,415
                                 ------------    ------------    ------------
Income Before Income Taxes          2,320,171       1,894,011        318,779
Provision for Income
   Taxes (Note G)                     848,790         662,500         17,083
                                 ------------    ------------    -----------
                Net Income       $  1,471,381    $  1,231,511    $   301,696
                                 ============    ============    ============
Earnings Per Share
Net Income                       $       3.40    $       2.80    $      0.69
Weighted Average Shares
   Outstanding                        432,929         439,400        439,365

See notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders' Equity
Smithtown Bancorp
                                                                                                        Net
                                       Common Stock                                                 Unrealized
                                -------------------------                             Cost of      (Loss) Gain on
                                                                                      Common         Securities        Total
                                Shares                       Capital      Retained    Stock in        Available      Stockholders'
                                Outstanding       Amount     Surplus      Earnings    Treasury        for Sale         Equity

Balance at December 31, 1992     439,339         $2,239,775  $1,998,230  $7,325,067  $(301,560)                      $11,261,512
Net Income                                                                  301,696                                      301,696
Cash Dividends Declared                                                    (329,504)                                    (329,504)
Treasury Stock Sales                 426                         (5,112)                14,910                             9,798
                              ----------        -----------  ----------  ----------  ---------     -----------      -------------

Balance at December 31, 1993     439,765         $2,239,775  $1,993,118  $7,297,259  $(286,650)                      $11,243,502
Net Income                                                                1,231,511                                    1,231,511
Cash Dividends Declared                                                    (436,741)                                    (436,741)
Treasury Stock Sales               4,467                                               110,000                           110,000
Treasury Stock Purchases         (16,566)                                             (407,938)                         (407,938)
Unrealized Loss on Securities
        Available for Sale                                                                           $(134,616)         (134,616)
                              ----------        -----------  ----------  ----------  ---------     -----------      -------------

Balance at December 31, 1994     427,666         $2,239,775  $1,993,118  $8,092,029  $(584,588)      $(134,616)      $11,605,718
Net Income                                                                1,471,381                                    1,471,381
Cash Dividends Declared                                                    (484,890)                                    (484,890)
Treasury Stock Sales               5,602                            456                137,949                           138,405
Unrealized Gain on Securities
        Available for Sale                                                                             106,459           106,459
                              ----------        -----------  ----------  ----------  ---------     -----------      -------------

Balance at December 31, 1995     433,268         $2,239,775  $1,993,574  $9,078,520  $(446,639)       $(28,157)      $12,837,073
                               =========        ===========  ==========  ==========  ==========   =============      ============

Cash dividends declared per share were $1.12 in 1995, $1.00 in 1994, and $0.75 in 1993.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Smithtown Bancorp
                                                                 Year Ended December 31,
                                                               1995             1994           1993
Cash Flows from Operating Activities
Net Income                                              $   1,471,381    $   1,231,511   $    301,696
Adjustments to reconcile net income to
        net cash provided by operating activities:
        Valuation Reserve for Other Real Estate Owned         100,000          335,000        715,171
        Depreciation on Premises and Equipment                455,199          408,082        401,211
        Provision for Possible Loan Losses                    110,000          120,000      1,364,329
        Net Gain on Sales of Investment Securities             (1,393)         (22,695)      (240,110)
        Amortization of Transition Obligation                  74,200           74,200         22,153
        Increase (Decrease) in Interest Payable                81,546           27,426        (17,219)
        Increase (Decrease) in Miscellaneous Payables
           and Accrued Expenses                               (96,232)          23,342         63,797
        (Increase) Decrease in Fees and
           Commissions Receivable                             (22,137)          34,595         35,565
        Decrease in Interest Receivable                       182,437          133,445        263,863
        (Increase) Decrease in Prepaid Expenses               160,135         (404,119)       (16,213)
        (Increase) Decrease in Miscellaneous Receivables      927,357         (107,308)        (2,092)
        (Increase) Decrease in Income Taxes Receivable        213,595          (54,905)      (151,922)
        (Increase) Decrease in Deferred Taxes                  28,738          (56,376)        68,494
        Decrease in Accumulated Postretirement
           Benefit Obligation                                 (44,301)         (58,157)             0
        Amortization of Investment Security Premiums
           and Accretion of Discounts                          38,790          347,694         49,772
                                                        -------------    -------------   ------------
Cash Provided by Operating Activities                       3,679,315        2,031,735      2,858,495
                                                        -------------    -------------   ------------
Cash Flows from Investing Activities
        Proceeds from Maturities of
           Investment Securities  Held to Maturity          6,507,835       18,881,792     31,692,492
        Proceeds from Sales of Investment
           Securities Available for Sale                   17,562,125        4,939,590              0
        Purchases of Investment Securities
           Held to Maturity                                         0      (12,306,707)   (40,101,344)
        Purchases of Investment Securities
           Available for Sale                              (1,476,956)               0              0
        Net Increase (Decrease) in
           Federal Funds Sold                              (6,550,000)       2,300,000      1,050,000
        Net Increase (Decrease) in Loans                  (17,734,860)     (18,176,533)     2,276,498
        Purchases of Premises and Equipment                  (461,086)        (265,156)      (137,904)
        Proceeds from Sale of Other Real Estate Owned         505,877          621,314      2,432,720
                                                        -------------    -------------   ------------
 Cash Used by Investing Activities                         (1,647,065)      (4,005,700)    (2,787,538)
                                                        -------------    -------------   ------------
Cash Flows from Financing Activities
        Net Decrease in Demand Deposits,
                NOW Accounts and Savings Accounts          (1,401,661)      (7,300,072)      (944,925)
        Net Increase (Decrease) in Time Deposits            9,752,581        1,153,210       (152,318)
        Cash Dividends Paid                                  (470,491)        (329,824)      (329,504)
        Net Increase (Decrease) in Securities
           Sold Under Agreements to Repurchase             (9,003,500)       9,003,500              0
        Purchase of Treasury Stock                                  0         (407,938)             0
        Proceeds from Sale of Treasury Stock                  138,405          110,000          9,798
                                                        -------------    -------------   ------------
 Cash Provided (Used) by Financing Activities                (984,666)       2,228,876     (1,416,949)
                                                        -------------    -------------   ------------
Net Increase (Decrease) in Cash and Due from Banks          1,047,584          254,911     (1,345,992)
           Cash and Due from Banks, Beginning of Year       5,955,650        5,700,739      7,046,731
                                                        -------------    -------------   ------------
           Cash and Due from Banks, End of Year         $   7,003,234    $   5,955,650   $  5,700,739
                                                        =============    ==============  ============
Supplemental Disclosures of Cash Flow Information
        Cash Paid During the Year for:
                Interest                                $     136,012    $     112,672  $           0
                Income Taxes                                  774,542          773,781        122,773

Non-cash Investing Activities
        Loans Transferred to Other Real Estate Owned    $       87,099   $   1,235,368  $   1,477,738

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies
-------------------------------------------------------------------------------
The accounting and reporting policies of Smithtown Bancorp (the "Bancorp") and its subsidiary, Bank of Smithtown (the "Bank") reflect banking industry practices and conform to generally accepted accounting principles. A summary of the significant accounting policies followed by the Bancorp in the preparation of the accompanying consolidated financial statements is set forth below.

Basis of Consolidation
The consolidated financial statements include the accounts of Smithtown Bancorp, and its wholly-owned subsidiary, Bank of Smithtown. All material intercompany transactions have been eliminated.

Nature of Operations
Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation of the State of New York Banking Department and the Federal Reserve Board. The area served by Smithtown Bancorp is the north central region of Suffolk County, New York, and services are provided at seven branch offices.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities
On January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No.115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with SFAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115.

The Bank's investments in securities are classified in two categories and accounted for as follows:
- Securities Held to Maturity - Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.
- Securities Available for Sale - Bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity are carried at fair value.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

Gains and losses on the sale of securities are determined using the specific-identification method.

Loans
Effective January 1, 1995, Bank of Smithtown adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). A loan is defined as impaired by SFAS 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that a portion of the overall reserve for possible credit losses related to impaired loans be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to the adoption of SFAS 114, Bank of Smithtown's methodology for determining the adequacy of the reserve for possible credit losses did not incorporate the concept of the time value of money and expected future interest cash flows. In addition, SFAS 114 modifies the accounting for insubstance foreclosures (ISF). A collateralized loan is now considered an ISF and reclassified to Other Assets only when a creditor has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Effective January 1, 1995, Bank of Smithtown also adopted SFAS 118, "Accounting by Creditors forImpairment of a Loan - Income Recognition and Disclosure," which amends SFAS 114 to permit a creditor to use existing methods for recognizing interest revenue on impaired loans. Generally, interest revenue received on impaired loans continues either to be applied by Bank of Smithtown against principal or to be realized as interest revenue, according to Management's judgment as to the collectibility of principal.

Loans are recorded at the principal amount outstanding net of unearned discount and the reserve for loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method. Interest on loans is credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when in the opinion of management there is doubt about the ability of the borrower to pay interest or principal. Management may continue to accrue interest when it determines that a loan and related interest are adequately secured and in the process of collection.

Loan-related fees and costs are recognized as income when received in accordance with generally accepted accounting principles.

Allowance for Possible Loan Losses
The allowance for possible loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes the collectibility of the principal is unlikely. The allowance for possible loan losses is based on management's evaluation of the loan portfolio. Management believes that the allowance for possible loan losses is adequate. While management uses available information, including appraisals, to estimate potential losses on loans, further additions to the allowance may be necessary based on changes in economic conditions.

Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets as follows:

Bank Premises ............................................25-30 years
Leasehold Improvements...................................  5-50 years
Furniture and Equipment .....................................10 years

Other Real Estate Owned
Included in other assets is real estate held for sale which is acquired principally through foreclosure or a similar conveyance of title and is carried at the lower of cost or fair value minus estimated costs to sell the property. Any write-downs at the dates of acquisition are charged to the Reserve for Possible Loan Losses. Revenues and expenses associated with holding such assets are recorded through operations when realized.

Other Real Estate Owned Valuations Reserve Account
The valuation reserve account is established through a Loss on Other Real Estate Owned charged to expenses. Properties held in Other Real Estate Owned are periodically valued through appraisals, and are written down to fair market value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions.

Income Taxes
The tax provision as shown in the consolidated statements of income relates to items of income and expense reflected in the statements after appropriate deduction of tax-free income, principally nontaxable interest from obligations of state and political subdivisions. Deferred taxes are provided for timing differences related todepreciation, loan loss provisions, post retirement benefits, and investment securities which are recognized for financial accounting purposes in one period and for tax purposes in another period.

Trust Assets
Assets belonging to trust customers that are held in fiduciary or agency capacity by the Bank are not included in the financial statements since they are not assets of the Bank. Deposits held in fiduciary or agency capacity in the normal course of business are reported in the applicable deposit categories of the consolidated balance sheets.

Earnings Per Share
Earnings per share is computed based on the weighted average number of shares outstanding.

Statements of Cash Flows
For the purposes of the Statement of Cash Flows, the Bank considers Cash and Due from Banks as Cash and Cash Equivalents.

Retirement Benefits
In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106 (SFAS 106) "Employers' Accounting for Postretirement Benefits Other Than Pensions" which was implemented in 1993. This statement established accounting standards for postretirement benefits other than pensions (hereinafter referred to as postretirement benefits). The statement principally focuses on health care benefits, although it applies to all forms of postretirement benefits other than pensions. SFAS 106 changed the Bank's practice of accounting for postretirement benefits from a cash basis to an accrual basis. This statement requires that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

Note B. Investment Securities
-------------------------------------------------------------------------------
The carrying amounts of Investment Securities as shown in the consolidated balance sheets and their fair values at December 31 were as follows:
                                         Gross          Gross
                           Amortized    Unrealized    Unrealized      Fair
                             Cost         Gains        (Losses)       Value
Securities Held to Maturity:

  December 31, 1995
   Obligations of
     U.S. Government     $ 2,013,739  $         0  $   (14,439)    $ 1,999,300
   Mortgage-Backed
     Securities           10,226,753        8,472     (135,270)     10,099,955
   Obligations of State
     and Political Sub-
       divisions           4,647,865      232,627       (4,008)      4,876,484
                         -----------  -----------  ------------    -----------
Total                    $16,888,357  $   241,099  $  (153,717)    $16,975,739
                         ===========  ===========  ============    ===========
  December 31, 1994
   Obligations of
     U.S. Government    $  3,019,956 $          0  $  (174,169)    $ 2,845,787
   Obligations of
     U.S. Government
       Agencies            2,051,544            0     (187,169)      1,864,375
   Mortgage-Backed
     Securities           34,761,443        3,033   (2,866,502)     31,897,974
   Obligations of
     State and Political
       Subdivisions        6,137,424      141,582      (11,947)      6,267,059
                         -----------  -----------  ------------    -----------
Total                    $45,970,367     $144,615  $(3,239,787)    $42,875,195
                         ===========  ===========  ============    ===========
  December 31, 1993
   Obligations of U.S.
     Government          $28,158,418     $723,821  $    (6,733)    $28,875,506
   Obligations of U.S.
     Government Agencies   2,000,046       22,074            0       2,022,120
   Mortgage-Backed
     Securities           34,835,122      189,318     (144,275)     34,880,165
   Obligations of State
     and Political Sub-
     divisions             5,768,253      397,069         (255)      6,165,067
   Other Securities          127,200            0            0         127,200
                         -----------  -----------  ------------    -----------
Total                    $70,889,039   $1,332,282  $  (151,263)    $72,070,058
                         ===========  ===========  ============    ===========
Securities Available for Sale:

  December 31, 1995
  Obligations of U.S.
    Government           $ 3,008,013   $    1,780  $      (893)    $ 3,008,900
  Obligations of U.S.
    Government Agencies    3,026,634            0      (10,734)      3,015,900
  Mortgage-Backed
    Securities            13,194,235       23,286      (61,987)     13,155,534
  Other Securities           599,000            0            0         599,000
                         -----------  -----------  ------------    -----------
Total                    $19,827,882   $   25,066  $   (73,614)    $19,779,334
                         ===========  ===========  ============    ===========
  December 31, 1994
  Obligations of U.S.
    Government           $10,086,065   $   35,012  $   (65,453)    $10,055,624
  Obligations of U.S.
    Government Agencies    1,000,000            0     (102,188)        897,812
  Mortgage-Backed
    Securities             2,145,263          520      (99,988)      2,045,795
  Other Securities           127,200            0            0         127,200
                         -----------  -----------  ------------    -----------
Total                    $13,358,528   $   35,532  $  (267,629)    $13,126,431
                         ===========  ===========  ============    ===========
At December 31, 1993 there were no Investment Securities classified as Available for Sale.

The following table presents the amortized cost and fair values of investments in debt securities by scheduled maturity at respective year-ends.
                                       1995                     1994
                             ---------------------    ----------------------
                              Amortized       Fair     Amortized       Fair
                                 Cost          Value       Cost         Value
Type and maturity grouping
Securities Held to Maturity:
  Obligations of U.S.
    Government
     Within 1 year           $         0  $        0  $  1,001,100  $ 1,001,100
     After 1 year,
       but within 5 years      2,013,739   1,999,300     2,018,856    1,844,687
                            ------------- ----------  ------------  -----------
Total Obligations of
  U.S. Government           $  2,013,739  $1,999,300  $  3,019,956  $ 2,845,787
                            ============  ==========  ============= ===========
  Obligations of U.S.
   Government Agencies
    After 5 years,
    but within 10 years     $          0  $        0  $  2,051,544  $ 1,864,375
                            ------------- ----------  ------------  -----------
Total Obligations U.S.
  Government Agencies       $          0  $        0  $  2,051,544  $ 1,864,375
                            ============  ==========  ============= ===========

  Mortgage-Backed Securities
   After 1 year,
     but within 5 years     $  4,219,423  $4,171,205  $ 12,876,365  $11,831,293
   After 5 years, but
     within 10 years           1,985,791   1,951,600     5,013,439    4,544,382
   After 10 years              4,021,539   3,977,150    16,871,639   15,522,299
                            ------------- ----------  ------------  -----------
Total Mortgage-Backed
  Securities                $10,226,753  $10,099,955   $34,761,443  $31,897,974
                            ============  ==========  ============= ===========

Obligations of State
  and Political Subdivisions
   Within 1 year            $    352,072  $  354,317   $ 1,471,663  $ 1,477,530
   After 1 year, but
     within 5 years            2,939,504   3,073,746     3,160,475    3,245,308
   After 5 years, but
     within 10 years           1,219,539   1,312,194     1,322,786    1,365,491
   After 10 years                136,750     136,227       182,500      178,730
                            ------------- ----------  ------------  -----------
Total Obligations of State
 and Political Subdivisions $  4,647,865  $4,876,484   $ 6,137,424  $ 6,267,059
                            ============  ==========  ============= ===========

Securities Available for Sale:
 Obligations of U.S. Government
   Within 1 year            $  3,008,013  $3,008,900   $ 5,015,855  $ 5,037,812
   After 1 year, but
     within 5 years                    0           0     5,070,210    5,017,812
                            ------------- ----------  ------------  -----------
Total Obligations of U.S.
 Government                 $  3,008,013  $3,008,900  $ 10,086,065  $10,055,624
                            ============  ==========  ============= ===========

Obligations of U.S.
  Government Agencies
   After 1 year, but
    within 5 years          $  1,000,000  $  989,900  $          0  $         0
   After 5 years, but
    within 10 years            2,026,634   2,026,000     1,000,000      897,812
                            ------------- ----------  ------------  -----------
Total Obligations U.S.
  Government Agencies       $  3,026,634  $3,015,900  $  1,000,000  $   897,812
                            ============  ==========  ============= ===========

Mortgage-Backed Securities
   After 1 year, but
    within 5 years          $  8,852,209  $8,794,617  $    515,123  $   514,468
   After 5 years, but
    within 10 years                    0           0       177,370      176,000
   After 10 years              4,342,026   4,360,917     1,452,770    1,355,327
                            ------------- ----------  ------------  -----------
Total Mortgage-Backed
   Securities                $13,194,235 $13,155,534  $  2,145,263  $ 2,045,795
                            ============  ==========  ============= ===========

Mortgage-Backed Securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Gross unrealized gains for the above investments amounted to $266,165 and $180,147 in 1995 and 1994, respectively, while gross unrealized losses amounted to $227,331 and $3,507,416 in 1995 and 1994, respectively.

Obligations of the U.S. Government and Mortgage-Backed Securities having an amortized cost of $9,463,878 and a fair value of $9,449,577 were pledged to secure public deposits. No municipality maintains deposits exceeding ten percent of stockholders' equity.

Gross realized gains (losses) on sales of Investment Securities Available for Sale in 1995 and 1994 were:
                                                1995          1994
  U.S. Government and Agency Securities     $ 33,508        $22,695
  Mortgage-Backed Securities                 (32,115)             0

Effective November 15, 1995, the Financial Accounting Standards Board permitted a one-time opportunity for banks to reassess the appropriateness of the designation of all securities held. Any resulting reclassifications had to be made no later than December 31, 1995. In accordance with this one time reclassification consistent with SFAS 115, Bank of Smithtown transferred securities from the Held to Maturity portfolio to the Available for Sale portfolio in order to increase its liquidity position. The amortized cost, related net unrealized loss, and fair value of these transferred securities were $22,537,536, $206,705, and $22,330,831, respectively.

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $127,200. The stock has no maturity and has paid dividends at the rate of 6.0% for 1995 and 1994. During 1995, the Bank became a member of the Federal Home Loan Bank of New York, and now holds $471,800 of its stock. This stock also has no maturity and has paid average dividends of 6.0% during second, third and fourth quarters of 1995. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank are restricted.

Note C. Loans
-------------------------------------------------------------------------------
Loans as of December 31, consisted of the following:
                                             1995            1994
Real Estate Loans, Construction         $  7,669,120    $  3,251,180
Real Estate Loans, Other
      Commercial                          38,986,443      29,829,012
      Residential                         16,270,758      15,868,020
Commercial and Industrial Loans           19,074,380      14,155,310
Loans to Individuals for Household,
  Family and Other Personal Expenditures  15,993,856      17,307,349
All Other Loans (Including Overdrafts)        74,704          80,383
                                        ------------    ------------
Total Loans, Gross                        98,069,261      80,491,254
Less:  Unearned Discount on Loans            655,323         707,034
                                        ------------    ------------
Total Loans (Net of Unearned Discount)   $97,413,938     $79,784,220
                                        ============    ============

Collateral varies, but generally includes residential and income producing commercial properties, as well as automobiles on personal loans. Fair value of loans at December 31, 1995 totalled $102,607,934.

Bank of Smithtown adopted SFAS 114 and SFAS 118 effective January 1, 1995. This did not have any impact on Bank of Smithtown's results of operations nor on its financial position, including the level of reserve for possible loan losses. All loans considered impaired under SFAS 115 are included in the Bank's 90-day or more past-due or non-accrual categories. At December 31, 1995, the recorded investment in loans that are considered impaired under SFAS 114 was $2,843,211. No SFAS 114 reserve is required for the $2,843,211 of recorded investment in impaired loans, since previously taken charge-offs have reduced the recorded investment values to amounts that are less than the SFAS 114 calculated values. The average recorded investment in impaired loans during the twelve months ended December 31, 1995 was $1,835,658.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. For the twelve months ended December 31, 1995, Bank of Smithtown recognized no interest revenue on these impaired loans. Any cash receipts would first be applied to accrued interest on impaired loans, and then to the principal balance outstanding.

At December 31, 1995 and 1994, loans with unpaid principal balances of $2,849,175 and $1,213,868, respectively, on which the Bank is no longer accruing interest income, are included in the total loans listed above. The Bank expects to recover a portion of the principal balance included in the nonaccrual category at December 31, 1995 through work-out arrangements and the liquidation of collateral. If the Bank had accrued interest income on loans which were in a nonaccrual status at year-end, its interest income would have increased by approximately $177,261 in 1995 and $25,591 in 1994. Loans contractually past-due 90 days or more and still accruing interest amounted to $90,391 and $97,177 in 1995 and 1994, respectively.

During 1995, $87,099 of loans, net of an allocated portion of the Allowance for Possible Loan Losses, were transferred to Other Real Estate Owned (OREO). The fair value of OREO as of December 31, 1995 was $5,592,500.

The composition of OREO at December 31, follows:
                               1995            1994
OREO                       $5,534,829      $6,349,789
Less: Valuation Reserve       488,285         760,000
                           ----------      ----------
Net                        $5,046,544      $5,589,789
                           ==========      ==========

Provisions for real estate losses totalled $100,000, $335,000, and $715,171 for the years ended December 31, 1995, 1994, and 1993, respectively. Other net OREO costs, which include operating revenue and expense, and gains and losses on the sale or disposition of real estate owned, approximated $121,000, $275,000, and $537,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

A summary of information concerning interest income on nonaccrual loans and OREO at December 31, follows:
                                                    OREO          Nonaccrual
                                             ----------------  ----------------
(in thousands)                               1995  1994  1993  1995  1994  1993
Gross interest income which would have
        been recorded during the year under
        original contract terms               635   642   703   177    26   138
Gross interest income recorded
        during the year                         0     0     0    64    18    16

The Bank has granted loans to officers, directors and principal shareholders of the Bancorp and to their associates. Related party loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these loans was $623,089 and $640,240 at December 31, 1995 and 1994, respectively. During 1995, $80,915 of new loans were made, and repayments totalled $98,066.

Note D. Allowance for Possible Loan Losses
------------------------------------------------------------------------------
Transactions in the allowance for the year ending December 31 were as follows:
                                            1995         1994         1993
Balance, January 1                       $1,362,404   $1,500,829   $2,050,445
Add:
   Recoveries                                33,231       38,958       13,341
   Provision Charged to Current Expense     110,000      120,000    1,364,329
                                         ----------   ----------   ----------
         Total                            1,505,635    1,659,787    3,428,115
Less:  Charge-Offs                           75,741      297,383    1,927,286
                                         ----------   ----------   ----------
Balance, December 31                     $1,429,894   $1,362,404   $1,500,829
                                         ==========   ==========   ==========

Note E.  Bank Premises and Equipment
------------------------------------------------------------------------------
Bank premises and equipment as of December 31 at cost is as follows:
                                        1995            1994
Land                               $    92,650     $    92,650
Bank Premises                        1,803,836       1,759,371
Leasehold Improvements               1,751,478       1,664,737
Furniture and Equipment              2,802,435       2,472,555
                                   -----------     -----------
        Total                        6,450,399       5,989,313
Less:  Accumulated Depreciation
        and Amortization             3,277,363       2,822,164
                                   -----------     -----------
         Total                     $ 3,173,036     $ 3,167,149
                                   ===========     ===========

Note F. Employee Benefits
------------------------------------------------------------------------------
A 401(k) defined contribution plan (the "Plan") was established by the Bank during 1986. All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of up to 14% of their compensation. The Plan requires that the Bank match 50% of an employee's contribution up to 2% of the participating employee's compensation. The Bank's 401(k) contribution for 1995, 1994, and 1993, amounted to $52,994, $58,173, and $59,358, respectively.

During 1995, the Bank established an Employee Stock Ownership Plan (ESOP) for substantially all of its employees. The ESOP replaced the Defined
Contribution Plan. Eligibility requirements for the ESOP remain the same as for the Defined Contribution Plan and include one year of continuous service and attaining an age of 21. Contributions to the ESOP are in the form of cash and made at the discretion of the Board of Directors. The ESOP used the Bank's contribution of $120,000 to purchase 4,873 shares at $24.625 per share for eligible employees which represents 3.64% of eligible compensation. The Bank contributed $110,000 to the Defined Contribution Plan for each of the plan years in the two-year period ended December 31, 1994.

In 1993 the Bank adopted SFAS 106 "Employers' Accounting for Post-Retirement Benefits Other Than Pensions", which requires a calculation of the actuarial present value of expected benefits to be paid to employees after their retirement and an allocation of the cost of those benefits to the periods for which employees rendered service. The Bank pays a fixed amount for health insurance coverage that covers all employees that had retired as of December 31, 1993. There is no benefit for employees retiring after that date. The accumulated postretirement benefit obligation included in Other Liabilities at December 31, 1995 and 1994 totalled $607,895 and $609,796, respectively. The unrecognized transition obligation included in Other Assets at December 31, 1995 and 1994 totalled $539,800 and $571,600, respectively, which is being amortized using a straight-line method over twenty years.

                                                      1995            1994
Net Periodic Post Retirement Benefit Cost
  included the following Components:
        Service Cost                             $        0      $        0
        Interest Cost                                42,400          42,400
        Amortization of Unrecognized
          Transition Obligation                      31,800          31,800
                                                 ----------      ----------
                Total                            $   74,200      $   74,200
                                                 ==========      ==========

For each of the years in the two year period ended December 31, 1995, the weighted-average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 8.0%.

Note G. Income Taxes
-------------------------------------------------------------------------------
Federal and State Income Taxes prepaid as of December 31, included in other assets in 1995 and 1994 are as follows:

                                                1995      1994
Current                                    $  31,553  $ 245,148
Deferred                                     341,859    447,688
                                           ---------  ---------
                                    Total  $ 373,412  $ 692,836
                                           =========  =========

Provisions for current income taxes are as follows:
                            1995           1994            1993
Federal:
        Current          $627,738        $364,621       $ 40,764
        Deferred          (32,417)        124,879        (54,838)
                         --------        --------       ---------
Total Federal             595,321         489,500        (14,074)
                         --------        --------       ---------
New York State:
        Current           261,318         144,025         44,813
        Deferred           (7,849)         28,975        (13,656)
                         --------        --------       ---------
Total New York State      253,469         173,000         31,157
                         --------        --------       ---------
         Total           $848,790        $662,500       $ 17,083
                         ========        ========       =========
A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                   1995                              1994                      1993
                          ------------------------    ------------------------     --------------------
                            Tax             Pretax       Tax            Pretax        Tax        Pretax
                           Amount          Income(%)    Amount         Income(%)     Amount     Income(%)

Federal Statutory Rate   $ 788,858            34.00    $ 643,964          34.00    $ 108,427       34.00
Increase (Reduction) of
  Taxes Resulting From:
    Tax Exempt Interest   (100,501)           (4.33)    (118,767)         (6.27)    (113,969)     (35.74)
    State Income Taxes
      Net of Federal
     Income Tax Benefit    167,290             7.21      114,180           6.02       20,564        6.45
    Other                   (6,857)           (0.30)      23,123           1.22        2,061        0.65
                         ----------          -------   ---------          -----   ----------       ------
                Total    $ 848,790            36.58    $ 662,500          34.97   $   17,083        5.36
                         ==========          =======   =========          =====   ==========       ======

Income taxes on investment securities transactions amounted to approximately $600 in 1995, $8,000 in 1994, and $13,000 in 1993.

During 1993, the method of accounting for deferred income taxes was changed to comply with a change in generally accepted accounting principles. Under the new method, deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The method generally differs from the former method because sources of taxable income other than reversals of existing taxable temporary differences are considered in the deferred tax calculations. The calculations under the new method results in a net deferred tax asset of $341,859 as of the end of 1995.

Deferred tax assets and liabilities that were recognized as of December 31, 1995 for the taxable temporary differences related to loan loss provisions, depreciation, OREO losses, Accounting for Postretirement Benefits Other than Pensions (SFAS 106), and Accounting for Investment Securities (SFAS 115), are presented below:

                           Loan
                           Loss                           OREO      SFAS      SFAS
                         Provision       Depreciation    Losses      106       115     Total
December 31, 1995:
Federal Deferred Tax
    Asset (Liability)     $235,762        $(199,717)    $166,016  $23,153   $16,506   $241,720
New York State Deferred
    Tax Asset (Liability)   55,313           (3,568)      39,063    5,447     3,884    100,139
                          ---------     ------------    --------  -------   -------   --------
Net  Deferred Tax
     Asset (Liability)    $291,075        $(203,285)    $205,079  $28,600   $20,390   $341,859
                          =========      ============    ========  =======   =======   ========
December 31, 1994:
Federal Deferred Tax
    Asset (Liability)     $212,811       $(226,598)     $258,431  $12,987   $78,913   $336,544
New York State Deferred
    Tax Asset (Liability)   38,386          (9,671)       60,806    3,055    18,568    111,144
                          ---------     ------------    --------  -------   -------   --------
Net  Deferred Tax
    Asset (Liability)     $251,197       $(236,269)     $319,237  $16,042   $97,481   $447,688
                          =========      ============    ========  =======   =======   ========

Note H.  Time Deposits in Excess of $100,000
------------------------------------------------------------------------------
At December 31, 1995 and 1994, time deposits in principal amounts of $100,000 or more were $4,986,024 and $3,934,020 respectively. Interest expense on such deposits for the three years ended December 31, 1995 was $210,891, $113,101 and $112,961, respectively.

Certificates of Deposit due to major shareholders, officers, directors and their affiliates aggregated $2,086,540 and $1,541,240 at December 31, 1995 and 1994, respectively.

A schedule of time deposits having a remaining term of more than one year and the aggregate amount of maturities for each of the four years following the balance sheet date is set forth as follows:

1997 ..................... $3,784,177
1998 .....................  2,069,989
1999 .....................    896,161
2000 .....................  1,149,117
                           ----------
                   Total   $7,899,444
                           ==========

There are no Certificates of Deposits with maturities greater than five years.

Note I. Stockholders' Equity
-------------------------------------------------------------------------------
The Banking Law of the State of New York and the Federal Reserve Board regulate the amount of cash dividends that may be paid without prior approval. Retained Earnings available for cash dividends were $2,565,073 at December 31, 1995.

Note J. Smithtown Bancorp (parent company only)
-------------------------------------------------------------------------------
Smithtown Bancorp has one wholly-owned subsidiary, Bank of Smithtown.

Balance Sheets
                                                           As of December 31,
                                                          1995            1994
Assets
Non-Interest-Bearing Deposits with Subsidiary Bank    $   171,824    $   139,643
Investment in Bank of Smithtown                        12,814,722     12,005,546
                                                      -----------    -----------
                Total                                 $12,986,546    $12,145,189
                                                      ===========    ===========
Liabilities
Cash Dividends Payable                                $   121,316    $   106,917
Loan Payable - Bank of Smithtown                                0        297,937
                                                      -----------    -----------
                Total                                     121,316        404,854
                                                      -----------    -----------

Stockholders' Equity
  Common Stock - $5.00 Par Value (500,000
  Shares Authorized; 447,955 Issued)                    2,239,775      2,239,775
Capital Surplus                                         7,859,918      7,859,463
Retained Earnings                                       3,212,176      2,225,685
Less:   Treasury Stock (14,687 and
         20,289 Shares at Cost at December
        31, 1995 and 1994, respectively)                (446,639)      (584,588)
                                                      -----------    -----------
                Total Stockholders' Equity            12,865,230      11,740,335
                                                      -----------    -----------
                Total                                $12,986,546     $12,145,189
                                                      ===========    ===========
Statements of Income and Retained Earnings

                                                  Year Ended December 31,
                                              1995           1994        1993
Income
Dividends from Bank of Smithtown          $   668,564  $   439,765  $   329,504
Expenses                                       (6,359)        (125)        (125)
                                          -----------  ------------ ------------
Income Before Equity in Undistributed
        Net Earnings of Subsidiary            662,205      439,640      329,379
Equity in Undistributed Net Earnings
        of Subsidiary*                        809,176      791,871      (27,683)
                                          -----------  ------------ ------------
Net Income                                  1,471,381    1,231,511      301,696
Retained Earnings, Beginning of Year        2,225,685    1,430,914    1,458,722
Dividends Declared                           (484,890)    (436,740)    (329,504)
                                          -----------  ------------ ------------
Retained Earnings, End of Year             $3,212,176   $2,225,685   $1,430,914
                                           ===========   ===========  ==========

Statements of Cash Flows
                                                   Year Ended December 31,
                                            1995           1994         1993
Cash Flows From Operating Activities:
Net Income                               $1,471,381      $1,231,511   $ 301,696
Adjustments to reconcile net
     income to net cash provided by
     operating activities:
  Equity in Undistributed
     Net Earnings of Subsidiary*           (809,176)       (791,871)     27,683
                                         -----------  ------------ ------------
Net Cash Provided by Operating
    Activities                              662,205         439,640     329,379
                                         -----------  ------------ ------------
Cash Flows from Financing Activities:
  Advances from (Repayments to)
     Bank of Smithtown                     (297,938)        297,938           0
  Dividends Paid                           (470,491)       (329,823)   (329,504)
  Purchase of Treasury Stock                      0        (407,938)          0
  Proceeds from Sale of Treasury Stock      138,405         110,000       9,798
                                         -----------  ------------ ------------
Net Cash Used by Financing Activities      (630,024)       (329,823)   (319,706)
                                         -----------  ------------ ------------
Net Increase in Non-Interest-Bearing
  Deposits with Subsidiary Bank              32,181         109,817       9,673
Non-Interest-Bearing Deposits with
  Subsidiary Bank, Beginning of Year        139,643          29,826      20,153
                                         -----------  ------------ ------------
Non-Interest-Bearing Deposits with
  Subsidiary Bank, End of Year           $  171,824      $  139,643   $  29,826
                                         ==========      ==========   =========

Supplemental Disclosure of Cash Flow Information

Cash Paid During Year for Interest       $    6,234     $         0   $       0

*Represents excess of dividends over net income in 1993.

Note K. Commitments and Contingent Liabilities
-------------------------------------------------------------------------------
As of December 31, 1995, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

1996  ...............................      $   155,348
1997  ...............................          149,973
1998  ...............................          129,267
1999  ...............................          118,930
2000  ...............................          105,398
Subsequent to 2000  .................        1,401,543
                                           -----------
Total  ..............................      $ 2,060,459
                                           ===========
A number of leases include escalation provisions relating to real estate taxes and expenses. Rental expenses for all leases on premises and equipment amounted to $343,175 in 1995, $394,283 in 1994, and $425,794 in 1993.

The Bank is required to maintain reserve balances with the Federal Reserve Bank of New York for reserve and clearing purposes. The average amount of these reserve balances for the year ended December 31, 1995 was $773,000.

Note L. Fair Value of Financial Instruments
-------------------------------------------------------------------------------
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.
Changes in assumption could significantly affect the estimates.

Fair value estimates do not apply to the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments in accordance with generally accepted accounting principles. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Statement of Financial Accounting Standards (SFAS) 107, "Disclosures about Fair Value of Financial Instruments," requires the Bank to disclose estimated fair values of its financial instruments. SFAS 107 amended in October, 1994 by SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted price, if one exists. Fair value estimates, methods and assumptions are set forth below for the Bank's financial instruments.

Cash and Short-Term Investments
Cash, due from banks, Federal funds sold and interest-bearing deposits with other banks, because of their short-term nature, have been valued at their respective carrying vales.

Investment Securities
For securities held-to-maturity and available-for-sale, fair values are estimated based on quoted market prices or dealer quotes.

Loans and Mortgage Loans
The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable at the reporting date. This is recorded at cost which approximates the fair value of fixed maturity certificates of deposit which is estimated using the rates currently offered for deposits of similar remaining maturities.

Off-Balance-Sheet Financial Instruments
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of the letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. A more detailed analysis is disclosed in Note N.

Note M.  Securities Sold Under Agreements to Repurchase
-------------------------------------------------------------------------------
At December 31, 1995, there were no securities sold under agreements to repurchase. During 1995, securities were delivered into a third-party custodian's account designated by the Bank under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. Securities sold under agreements to repurchase averaged approximately $1,690,000 during 1995, based on daily averages, and the maximum amounts outstanding at any month-end during 1995 totalled $7,962,000.

Note N. Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk
-------------------------------------------------------------------------------
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. At December 31, 1994 the Bank's total commitments to extend credit were $10,125,314. Standby letters of credit are written conditional instruments issued by Smithtown Bancorp to guarantee the financial performance of a customer to a third party. There were thirteen performance standby letters of credit totalling $402,834 as of December 31, 1995. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

The total cash invested with four correspondent banks totalled $370,018 and $373,591 at December 31, 1995 and 1994, respectively. The current FDIC insurance limit is $100,000 per bank.

Note O.  Regulatory Matters
-------------------------------------------------------------------------------
In January 1989, the Board of Governors of the Federal Reserve Bank issued guidelines for the implementation of risk based capital requirements by U.S. Banks and bank holding companies. These guidelines have been revised along with minimum leverage ratios also set by the Federal Reserve Bank. Stockholders' equity increased by $1,231,355 or 10.61% in 1995, a result of increased retained earnings. The Bank's capital remains extremely strong by all regulatory guidelines. The following is a listing of the Bank's required and actual capital ratios.

                     1995 Actual      1994 Actual             Required
Tier I                  11.63%          12.20%                 4.00%
Tier II                  1.25%           1.25%                   **
Total Risk-
   Based Capital        12.89%          13.45%                 8.00%
Leverage Ratio           8.15%           7.48%                 4.00%

**Tier II Capital is limited to maximum of 100% of Tier 1 Capital.


Selected Financial Data

Consolidated Average Balance Sheet Data
                                                           As of December 31,
(in thousands)                        1995             1994           1993            1992         1991
Assets
Cash and Due from Banks           $  6,781        $   6,451      $   7,050       $   6,915    $   6,882
Investment Securities:
      Obligations of U.S.
        Government and Agencies     10,496           22,387         37,327          40,469       36,777
      Mortgage-Backed Securities    33,601           37,604         22,214          14,757        5,682
      Obligations of State and
        Political Subdivisions       5,259            6,180          5,990           6,121        3,943
      Other Investment Securities      331              127            127             127          127
                                  --------        ---------      ---------       ---------    ---------
      Total Investment Securities   49,687           66,298         65,658          61,474       46,529
                                  --------        ---------      ---------       ---------    ---------
Federal Funds Sold                   3,758            2,962          5,479           6,294       12,425
                                  --------        ---------      ---------       ---------    ---------
Loans (Net of Unearned
   Discount)                        86,437           71,448         67,675          68,727       74,992
Less: Allowance for Possible
   Loan Losses                       1,412            1,507          2,115           1,486          842
                                  --------        ---------      ---------       ---------    ---------
Loans, Net                          85,025          69,941          65,560          67,241       74,150
                                  --------        ---------      ---------       ---------    ---------
Bank Premises and Equipment          3,133           3,272           3,442           2,960        2,838
                                  --------        ---------      ---------       ---------    ---------
Other Assets
     Other Real Estate Owned         5,489           4,902           7,595           5,607          230
     Other                           2,839           2,623           3,157           2,826        2,502
                                  --------        ---------      ---------       ---------    ---------
                Total             $156,712        $156,449        $157,941        $153,317     $145,556
                                  ========        ========        ========       =========     ========
Liabilities
Deposits:
     Demand (Non-Interest
       Bearing)                   $ 35,075        $ 34,872        $ 34,005       $  32,557     $ 30,159
     Money Market                   22,965          25,838          31,657          32,823       32,403
     Savings (including NOW)        60,404          65,157          66,787          60,781       51,444
     Time                           22,896          15,796          14,134          15,805       19,659
                                  --------        ---------      ---------       ---------    ---------
                Total Deposits     141,340         141,663         146,583         141,966      133,665

Securities Sold Under
    Agreements to Repurchase         1,690           2,465               0               0            0
Other Borrowed Money                   247               0               0               0            0
Other Liabilities                    1,157             708             149             202          559
                                  --------        ---------      ---------       ---------    ---------
             Total Liabilities     144,434         144,836         146,732         142,168      134,224
                                  --------        ---------      ---------       ---------    ---------
Stockholders' Equity
Common Stock - $5.00 Par Value       2,240           2,240           2,240           2,240        2,240
Capital Surplus                      1,993           1,993           1,998           2,000        2,000
Unrealized Loss on Securities
   Available for Sale                  (53)            (20)              0               0            0
Retained Earnings                    8,579           7,695           7,271           7,217        7,406
                                  --------        ---------      ---------       ---------    ---------
                        Total       12,759          11,908          11,509          11,457       11,646
     Less:  Treasury Stock             481             295             300             308          314
                                  --------        ---------      ---------       ---------    ---------
   Total Stockholders' Equity       12,278          11,613          11,209          11,149       11,332
                                  --------        ---------      ---------       ---------    ---------
Total                             $156,712        $156,449        $157,941        $153,317     $145,556
                                  ========        =========      =========       =========    =========

Selected Financial Data

Consolidated Balance Sheets

                                                        As of December 31,
(in thousands)                       1995            1994           1993             1992         1991
Assets
Cash and Due from Banks         $   7,003       $   5,956      $   5,701        $   7,047    $   6,607
Investment Securities Held
   to Maturity:
     Obligations of U.S.
        Government                  2,014           3,020         28,159           39,245       34,446
     Obligations of U.S.
        Government Agencies             0           2,052          2,000            2,022        2,033
     Mortgage-Backed Securities    10,227          34,761         34,835           14,910       13,856
     Obligations of State and
        Political Subdivisions      4,648           6,137          5,768            6,017        6,478
     Other Securities                   0               0            127              127          127
                                 --------        ---------      ---------       ---------    ---------
Total                              16,889          45,970         70,889           62,321       56,940
                                 --------        ---------      ---------       ---------    ---------
Investment Securities
       Available for Sale:
     Obligations of
       U.S. Government              3,009          10,056              0                0            0
     Obligations of U.S.
       Government Agencies          3,016             898              0                0            0
     Mortgage-Backed Securities    13,155           2,046              0                0            0
     Other Securities                 599             127              0                0            0
                                 --------        ---------      ---------       ---------    ---------
              Total                19,779          13,127              0                0            0
                                 --------        ---------      ---------       ---------    ---------
   Total Investment Securities     36,668          59,097         70,889           62,321       56,940
                                 --------        ---------      ---------       ---------     ---------
 Federal Funds Sold                 6,750             200          2,500           3,550         3,750
                                 --------        ---------      ---------       ---------     ---------
Loans                             98,069           80,491         64,896          70,008        70,739
    Less:   Unearned Discount        655              707            944           1,560         1,969
            Allowance for
              Possible Loan
              Losses               1,430            1,362          1,501           2,050         1,497
                                --------        ---------      ---------       ---------     ---------
Loans, Net                        95,984           78,422         62,451          66,398        67,273
                                --------        ---------      ---------       ---------     ---------
Bank Premises and Equipment        3,173            3,167          3,310           3,573         2,815
Other Assets
     Other Real Estate Owned       5,046            5,590          5,309           8,151         5,059
     Other                         2,904            4,520          3,560           2,887         2,934
                                --------        ---------      ---------       ---------     ---------
                        Total   $157,528         $156,952       $153,720        $153,927      $145,378
                                ========         ========       =========       =========    =========
Liabilities
Deposits:
    Demand (Non-Interest
            Bearing)            $ 35,945         $ 34,656       $ 35,312        $ 35,424      $ 31,332
    Money Market                  23,376           22,654         25,369          30,314        29,387
    Savings (including NOW)       59,656           63,069         66,997          62,886        55,787
    Time                          24,605           14,852         13,699          13,851        17,320
                                 --------        ---------      ---------       ---------    ---------
          Total Deposits         143,582          135,231        141,377         142,475       133,826
                                 --------        ---------      ---------       ---------    ---------
Dividend Payable                      121             107              0               0           439
Securities Sold Under
   Agreements to Repurchase             0           9,003              0               0             0
Other Liabilities                     988           1,005          1,099             190           300
                                 --------        ---------      ---------       ---------    ---------
           Total Liabilities      144,691         145,346        142,476         142,665       134,565
                                 --------        ---------      ---------       ---------    ---------
Stockholders' Equity
Common Stock - $5.00 Par Value      2,240           2,240          2,240           2,240         2,240
Capital Surplus                     1,994           1,993          1,993           1,998         2,000
Unrealized Loss on Securities
    Available for Sale                (28)           (135)             0               0             0
Retained Earnings                   9,078           8,092          7,298           7,325         6,887
                                 --------        ---------      ---------       ---------    ---------
                      Total        13,284          12,190          11,531         11,563        11,127
       Less: Treasury Stock           447             584             287            301           314
                                 --------        ---------      ---------       ---------    ---------
 Total Stockholders' Equity        12,837          11,606          11,244         11,262        10,813
                                 --------        ---------      ---------       ---------    ---------
                     Total       $157,528        $156,952        $153,720       $153,927      $145,378
                                 ========        ========        ========       ========     =========

Selected Financial Data

Consolidated Income Statements
                                                               Year Ended December 31,
                                      1995            1994             1993            1992             1991
Interest Income
Interest and Fees on Loans       $  8,278,027    $  6,690,095    $  6,730,657    $  7,430,991     $  8,813,584
Interest on Federal Funds Sold        221,857         117,440         167,520         230,199          695,826
Interest and Dividends on
   Investment Securities:
      Taxable:
         Obligations of U.S.
            Government                431,259       1,235,897       2,205,419       2,553,259        2,728,853
         Obligations of U.S.
            Government Agencies       178,689         177,332         166,526         170,047          100,396
         Mortgage-Backed
            Securities              1,901,977       2,080,703       1,314,747       1,146,958          544,948
         Other Securities              22,385           7,632           7,632           7,632            7,632
                                 ------------    ------------    ------------    ------------     ------------
                     Total          2,534,310       3,501,564       3,694,324       3,877,896        3,381,829

   Exempt from Federal Income
      Taxes:
         Obligations of
           States and Political
           Subdivisions               318,174         369,338         355,572        362,718           236,865
                                 ------------    ------------    ------------    ------------     ------------
          Total Interest Income    11,352,368      10,678,437      10,948,073     11,901,804        13,128,104
                                 ------------    ------------    ------------    ------------     ------------

Interest Expense
Money Market Accounts                 716,465         584,242        738,928       1,133,467         1,686,587
Certificates of Deposit of
        $100,000 and Over             210,891         113,101        112,961         179,938           274,704
Other                               2,316,078       1,708,624      1,847,872       2,543,814         3,465,968
Interest on Securities Sold Under
        Agreements to Repurchase      106,511         127,223              0               0                 0
Interest on Other Borrowed Money       14,950               0              0               0                 0
                                 ------------    ------------    ------------    ------------     ------------
        Total Interest Expense      3,364,895       2,533,190      2,699,761        3,857,219        5,427,259
                                 ------------    ------------    ------------    ------------     ------------
           Net Interest Income      7,987,473       8,145,247      8,248,312        8,044,585        7,700,845

Provision for Possible
   Loan Losses                        110,000         120,000      1,364,329        1,096,000        1,134,268
                                 ------------    ------------    ------------    ------------     ------------
Net Interest Income After
   Provision for Possible
   Loan Losses                      7,877,473       8,025,247      6,883,983        6,948,585        6,566,577
                                 ------------    ------------    ------------    ------------     ------------
Other Non-Interest Income
Trust Department Income               401,811         298,786        330,796          279,577          288,005
Service Charges on
   Deposit Accounts                 1,278,668       1,344,754      1,263,371        1,202,480        1,069,194
Other Income                          482,538         433,731        441,934          359,996          251,018
Investment Security Gains               1,393          22,695        240,110           55,161          162,847
                                 ------------    ------------    ------------    ------------     ------------
Total Other Non-Interest Income     2,164,410       2,099,966      2,276,211        1,897,214        1,771,064
                                 ------------    ------------    ------------    ------------     ------------
Other Operating Expenses
Salaries                            3,470,680       3,556,241      3,654,727        3,660,218        3,759,097
Pensions and Other
   Employee Benefits                  761,577         832,603        862,213          822,934          792,244
Net Occupancy Expense                 944,571         905,538        848,704          834,375          781,043
Furniture and Equipment Expense       622,775         582,663        589,701          650,723          655,234
Other Expenses                      1,922,109       2,354,157      2,886,070        1,848,735        1,612,793
                                 ------------    ------------    ------------    ------------     ------------
Total Other Operating Expenses      7,721,712       8,231,202      8,841,415        7,816,985        7,600,411
                                 ------------    ------------    ------------    ------------     ------------
Income Before Income Taxes          2,320,171       1,894,011        318,779        1,028,814          737,230
Provision for Income Taxes            848,790         662,500         17,083          261,259          205,826
                                 ------------    ------------    ------------    ------------     ------------
                Net Income       $  1,471,381    $  1,231,511    $   301,696     $    767,555     $    531,404
                                 ============    ============    ============    ============     ============

Selected Financial Data

Supplementary Information
                                        1995            1994             1993            1992             1991
Per Share Data
Net Income                       $       3.40    $       2.80    $      0.69     $       1.75     $       1.21
Stockholders' Equity                    29.63           27.14          25.57            25.64            24.63

Dividends Declared
Cash Dividends per Share                 1.12            1.00           0.75             0.75             1.75
Cash Dividends Declared               484,890         436,741        329,504          329,327          768,224

Year-End Data
Total Assets                      157,528,274     156,951,687    153,720,337      153,926,652      145,378,347
Total Deposits                    143,581,497     135,230,577    141,377,440      142,474,683      133,826,282
Total Stockholders' Equity         12,837,073      11,605,718     11,243,502       11,261,512       10,812,664
Total Trust Assets                 71,304,522      62,452,427     67,128,712       64,416,736       60,514,741
Number of Shares Outstanding          433,268         427,666        439,765          439,339          438,985

Selected Ratios                             %               %              %                %                %
Net Income to:
Total Income                            10.89            9.64           2.28             5.56             3.56
Average Total Assets                     0.94            0.79           0.19             0.50             0.36
Average Stockholders' Equity            11.98           10.61           2.70             6.88             4.68
Average Stockholders'
	Equity to Average Assets         7.84            7.44           7.08             7.27             7.78
Dividend Payout Ratio                   32.95           35.46         109.22            99.90           144.56

Because the common stock of Smithtown Bancorp is not actively traded, management is not always aware of sale prices of stock traded privately or through brokerage firms. The following prices are based on estimates of such sales.

                                       Cash
                                       Dividend
By Quarter             High    Low     Declared
1995
First Quarter       $25.250  $24.625   $0.28
Second Quarter       26.500   25.250    0.28
Third Quarter        32.000   25.250    0.28
Fourth Quarter       32.000   29.750    0.28
                                       ------
        Total                          $1.12
                                       ======

                                       Cash
                                       Dividend
By Quarter             High    Low     Declared
1994
First Quarter       $23.000  $23.000   $0.25
Second Quarter       23.000   23.000    0.25
Third Quarter        23.000   23.000    0.25
Fourth Quarter       24.625   24.000    0.25
                                       ------
        Total                          $1.00
                                       ======

                                       Cash
                                       Dividend
By Quarter             High    Low     Declared
1993
First Quarter       $30.000  $30.000   $0.50
Second Quarter       30.000   30.000    0.25
Third Quarter        30.000   30.000    0.00
Fourth Quarter       23.000   21.500    0.00
                                       ------
        Total                          $0.75
                                       ======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Smithtown Bancorp is a one-bank holding company formed in 1984. The majority of its income is derived from the operations of its sole subsidiary, Bank of Smithtown. The Bank operates seven full service offices in the north central region of Suffolk County, and offers a full line of consumer and commercial products, including a Trust Department. The Bank's balance sheet at year end 1995 appears significantly different than that of year end 1994. Investment securities, comprised of short term U.S. Treasury Notes, U.S. Government Agency Securities, Mortgage-Backed Securities and Federal Reserve and Federal Home Loan Bank stock decreased in volume through maturities and sales, and were replaced with higher yielding real estate and commercial loans. The investment portfolio remains a contributor of interest income, but primarily serves as a source of liquidity for the Bank. These securities also provide the collateral for the Bank's municipal deposits. Loans remain the largest source of interest income and are comprised of real estate, commercial and industrial, and various types of consumer loans. Loan growth was substantial during 1995 as well as 1994. The loan portfolio contains a high percentage of adjustable rate products to provide a natural hedge against market interest rate fluctuations. A majority of the Bank's investments and loans are funded through its deposits. During short periods of rapid loan growth, the Bank has relied on alternative sources of funding, such as repurchase agreements or advances from the Federal Home Loan Bank of New York. These alternative sources of funds are part of the overall asset liability management function of the Bank and are short term measures to meet loan demand. Deposit growth was significant during 1995, partially a result of the opening of the Bank's newest branch location in Northport, and partially due to several Certificate of Deposit (CD) campaigns run throughout the year. Although market interest rates during 1995 stabilized at a higher level than during 1994, the Bank's overall cost of funds for 1995 remains low by industry standards, and net interest margin remained high. In light of these facts, as net interest income continues to be the largest contributor to Bank earnings, net income during 1995 reached a record level of $1,471,381.

Interest Income
Interest income was $11,352,368, $10,678,437 and $10,948,073 for 1995, 1994 and
1993, respectively. The 6.31% increase during 1995 is due to the increased loan volume. Interest and fee income on loans represent 72.92% of total interest income in 1995 as compared to 62.65% and 61.48% in 1994 and 1993, respectively. Other components of interest income are interest on Federal Funds Sold representing 1.95%, 1.10% and 1.53% of total interest income in 1995, 1994 and 1993 respectively. Interest on securities accounted for 25.12%, 36.25% and 36.99% of total interest income during the same respective years.

Interest Expense
Interest expense for the year 1995 totalled $3,364,895 as compared to $2,533,190 and $2,699,761 in 1994 and 1993, respectively. This higher level of expense is a result of the higher rate environment that continued throughout 1995. The largest component of interest expense is interest on savings and time deposits. In an effort to increase deposits this year, the Bank ran several aggressive CD campaigns. These campaigns were successful, as CDs still remain a relatively low cost method of funding and continue to allow for more than satisfactory margins.

Net Interest Income
Net interest income remains the largest contributor to the Bank's earnings. It declined minimally from 1994 to 1995 from $8,145,247 to $7,987,473 or 1.94%.
Total interest income increased by 6.31% in 1995 as a result of the reinvestment and sales of investment securities into higher yielding loans. The average rate earned on interest-earning assets during 1995 was 8.32% as compared to 7.81% in 1994. The decline in net interest income is totally a
result of higher interest expense during 1995.    Due to the continued effects
of disintermediation throughout the banking industry, and at Bank of Smithtown in particular, as well as the need for additional funding to support loan growth, the Bank paid higher rates on deposits during 1995. As can be seen from the average balance sheet and yield analysis schedule, inclusive of short term borrowings, the average cost of funds during 1995 was 3.13% as compared to 2.33% in 1994. In spite of this increased interest expense, the Bank's interest spread on average total interest-earning assets remains well above peer group standards.

The tables presented below show a comparative analysis of major areas of interest income, interest expense and resulting changes in net interest income. Variances in rate volume relationships have been allocated to the rate.

Average Balance Sheet and Yield Analysis
                                    1995                                    1994
                        -------------------------------         ----------------------------
(in thousands)          Average                 Average         Average               Average
Tax Equivalent Basis    Balance     Interest     Rate(%)        Balance   Interest    Rate(%)

Assets
Interest-Earning Assets:
  Investment Securities:
       Taxable           $ 44,428    $  2,534      5.70        $  60,118   $  3,502     5.83
       Nontaxable           5,259         482      9.17            6,180        560     9.06
                         --------    --------    -------       ----------  --------    ------
Total Investment
  Securities               49,687       3,016      6.07           66,298      4,062     6.13
                         --------    --------    -------       ----------  --------    ------
Total Net Loans            85,025       8,278      9.74           69,941      6,690     9.57
Federal Funds Sold          3,758         222      5.91            2,962        117     3.95
                         --------    --------    -------       ----------  --------    ------
Total Interest-Earning
       Assets             138,470      11,516      8.32          139,201     10,869     7.81
Non-Interest-Earning
       Assets              18,242           0         0           17,248          0        0
                         --------    --------    -------       ----------  --------    ------
        Total Assets     $156,712     $11,516       7.35        $156,449    $10,869      6.94
                         ========    ========    =======       ==========  ========    ======
Liabilities
Interest-Bearing Liabilities:
  Savings Deposits
    (including NOW)      $ 60,404     $ 1,387       2.30        $ 65,157    $ 1,270      1.95
  Money Market Accounts    22,965         716       3.12          25,838        584      2.26
  Certificates of Deposit  22,136       1,140       5.15          15,057        552      3.67
                         --------    --------    -------       ----------  --------    ------
Total Interest-Bearing
       Deposits           105,505       3,243       3.07         106,052      2,406      2.27
Securities Sold Under
       Agreements to
       Repurchase           1,690         107       6.33           2,465        127      5.15
Other Borrowed Funds          247          15       6.07               0          0         0
                         --------    --------    -------       ----------  --------    ------
Total Interest-Bearing
          Liabilities     107,442       3,365       3.13         108,517      2,533      2.33
Non-Interest-Bearing
          Liabilities:
  Demand Deposits          35,075           0          0          34,872          0      0.00
  Other                     1,917           0          0           1,447          0      0.00
                         --------    --------    -------       ----------  --------    ------
    Total Liabilities     144,434       3,365       2.33         144,836      2,533      1.75
Stockholders' Equity       12,278           0          0          11,613          0      0.00
                         --------    --------    -------       ----------  --------    ------
                Total    $156,712    $  3,365       2.15        $156,449   $  2,533      1.62
                         ========    ========    =======       ==========  ========    ======
Interest Margin                      $  8,151                              $  8,336
Interest Spread on:
  Average Total Assets                  5.20%                                 5.32%
  Average Total Interest-
   Earning Assets                       5.89%                                 5.99%

Rate Volume Relationships of Interest Margin on Earning Assets
                                 1995                                    1994
                          Increase (Decrease)                      Increase (Decrease)
                            Due to Change in                        Due to Change in
                        ---------------------                      ----------------------
                                                    Net                                        Net
(in thousands)          Volume          Rate       Change          Volume           Rate      Change
Interest Income:
Investment Securities:
  Taxable              $ (914)       $  (54)     $  (968)          $   28          $(220)     $(192)
  Nontaxable              (83)            5          (78)              17              4         21
                       --------      -------     --------          -------         ------     ------
Total Investment
      Securities         (997)          (49)      (1,046)              45           (216)      (171)
Total Net Loans         1,443           145        1,588              450           (491)       (41)
Federal Funds Sold         31            74          105              (77)            27        (50)
                       -------       -------     --------          -------         ------     ------
Total Interest-Earning
      Assets              477           170          647              418           (680)      (262)
                       -------       -------     --------          -------         ------     ------
Interest Expense:
  Savings Deposits        (93)          210          117              (36)          (173)      (209)
  Money Market Accounts   (65)          197          132             (136)           (19)      (155)
  Certificates of
     Deposits             260           328          588               85            (15)        70
                       --------      -------     --------          -------         ------     ------
Total Interest-Bearing
              Deposits    102           735          837              (87)          (207)      (294)
Securities Sold Under
  Agreements to
  Repurchase              (40)           20          (20)               0            127        127
Other Borrowed Funds        0            15           15                0              0          0
                       --------      -------     --------          -------         ------     ------
Total Interest-Bearing
           Liabilities     62           770          832              (87)           (80)      (167)
                       --------      -------     --------          -------         ------     ------
Changes in Interest
           Margin      $  415         $(600)     $  (185)           $ 505          $(600)    $  (95)
                       ========      =======     ========          =======         ======     ======

Other Operating Income
The schedule below details items of non-interest income for the years ended December 31,

                                  1995        1994       1993
Other Operating Income
   Trust Department Income   $  401,811   $  298,786  $  330,796
   Service Charges on Deposit
     Accounts                 1,278,668    1,344,754   1,263,371
   Other Income                 482,538      433,731     441,934
   Investment Security Gains      1,393       22,695     240,110
                             ----------   ----------  ----------
                             $2,164,410   $2,099,966  $2,276,211
                             ==========   ==========  ==========

Other Operating Income increased by 3.07% during 1995 due primarily to increased trust department income. Investment security gains were smaller during 1995 than 1994 due to the higher rate environment. Service charge income remains the largest component of Other Operating Income.

Other Operating Expenses
Detailed below are the components of Other Operating Expenses for the years ended December 31,
                                   1995        1994        1993
Other Operating Expenses
  Salaries                     $3,470,680   $3,556,241  $3,654,727
  Pensions and Other
    Employee Benefits             761,577      832,603     862,213
  Net Occupancy Expense           944,571      905,538     848,704
  Furniture and Equipment
    Expense                       622,775      582,663     589,701
  Other Expenses                1,922,109    2,354,157   2,886,070
                               ----------   ----------  ----------
                               $7,721,712   $8,231,202  $8,841,415
                               ==========   ==========  ==========
Other operating expenses represent various non-interest expense items. Such expenses declined from $8,231,202 in 1994 to $7,721,712 in 1995, a 6.19%
decrease. Salary and benefit expense declined for the second year as a result of small staff reductions and normal attrition. Net Occupancy Expense and Furniture and Equipment Expense increased slightly due to the costs associated with opening the Northport branch. Other expenses declined by 18.35% in 1995 primarily a result of decreased FDIC insurance costs and significantly lower expenses related to nonperforming loans and Other Real Estate Owned. Expenses relating to the maintenance of Other Real Estate Owned during 1995 decreased from $196,263 to $121,444. The "Loss on Other Real Estate Owned," an expense account used to provide for declining values in Other Real Estate Owned properties, totalled $100,000 in 1995 as compared to $335,000 in 1994. The Valuation Reserve Account serves as a cushion for sales of Other Real Estate owned properties below their carrying value. The level of this reserve is determined by management's evaluation of these properties based on the current appraisals. At year end, through the $100,000 addition to the "Loss on Other Real Estate Owned" expense account, the Valuation Reserve reached a level of $488,285, an amount deemed adequate by management to protect the Bank against any future losses on sales of these properties. An additional source of non-interest expense for the Bank during 1995 was consulting expenses. In its ongoing efforts to become a high performance bank, Bank of Smithtown has retained the services of Alex Sheshunoff Management Services to assist in the formation of a five year written strategic plan and a re-engineering effort. The re-engineering project will increase costs early in the year but is expected to result in greater efficiencies and increased net income later in the year.

Net Income
Net income for 1995 reached $1,471,381 or $3.40 per share compared to $1,231,511 and $301,696 and $2.80 and $0.69 per share for 1994 and 1993, respectively. Net income has increased by 19.48% from 1994 to 1995 and 308.2% from 1993 to 1994. This record growth in income has been the result of greatly improved asset quality with corresponding lower expenses related to nonperforming loans and Other Real Estate Owned as well as significant growth in the loan portfolio. From year end 1993 to year end 1995, the Bank's loan portfolio has grown from $62,451,000 to $95,984,000, a 53.69% increase. The growth has been primarily in the construction, commercial real estate and commercial and industrial loan areas. Many of these loans are adjustable rate products and, therefore, protect the Bank against market interest rate fluctuations. Two highly recognized indicators of overall strength of a bank are derived from its net income. The first is the Bank's return on average assets (ROAA) ratio which indicates how efficiently the Bank is employing its assets. For 1995 and 1994, Bank of Smithtown's ROAA was 0.94% and 0.79%, respectively. The second ratio is return on average equity (ROAE) which indicates the degree of capital utilization. ROAE for 1995 and 1994 was 11.98% and 10.61%, respectively. The increase in both of these ratios is indicative of the Bank's continued improved performance.

Investment Securities
Investments at December 31, 1995 totalled $36,667,691 as compared to $59,096,798 at year end 1994. During 1995, the funds available from maturing investment securities as well as the sale of additional securities were channeled into new loans, as loan demand has been and continues to be very strong. As a result of the one-time reclassification permitted by the Financial Accounting Standards Board during 1995, the Bank transferred certain investments from the Held to Maturity portfolio into the Available for Sale portfolio. This move provided the Bank with additional liquidity potential as securities in the available for sale portfolio may be sold if desired. However, it remains the intention of management to hold most securities to maturity. As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $127,200. The stock has no maturity and has paid dividends at the rate of 6.0% for 1995 and 1994. During 1995, the Bank became a member of the Federal Home Loan Bank of New York, and now holds $471,800 of its stock. This stock also has no maturity and has paid average dividends of 6.0% during the second, third and fourth quarters of 1995. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank are restricted.

The following schedule shows the amortized cost of all Held to Maturity Securities and fair value of Available for Sale Securities as detailed in the Bank's balance sheet as of December 31,

Securities Held to Maturity                          1995               1994
Obligations of U.S. Government                  $  2,013,739       $  3,019,956
Obligations of U.S. Government Agencies                    0          2,051,544
Mortgage-Backed Securities                        10,226,753         34,761,443
Obligations of State and Political Subdivisions    4,647,865          6,137,424
                                                ------------       ------------
                                  Total         $ 16,888,357       $ 45,970,367
                                                ============       ============
Securities Available for Sale
Obligations of U.S. Government                  $  3,008,900       $ 10,055,624
Obligations of U.S. Government Agencies            3,015,900            897,812
Mortgage-Backed Securities                        13,155,534          2,045,795
Other Securities                                     599,000            127,200
                                                ------------       ------------
                                  Total         $ 19,779,334       $ 13,126,431
                                                ============       ============

The tables below set forth the investment securities by portfolio, weighted average maturity, and weighted average yield as of December 31, 1995 and 1994.

Weighted Average Maturity

Securities Held to Maturity                          1995               1994
Obligations of U.S. Government                  2 yrs.  6 mos.    2 yrs.  4 mos.
Obligations of U.S. Government Agencies                -          7 yrs.  0 mos.
Mortgage-Backed Securities                      8 yrs.  7 mos.   11 yrs.  1 mos.
Obligations of State and Political Subdivisions 4 yrs.  0 mos.    3 yrs. 11 mos.
                                                --------------    --------------
                                        Total   6 yrs.  8 mos.    9 yrs.  5 mos.
                                                --------------    --------------
Securities Available for Sale
Obligations of U.S. Government                  0 yrs.  3 mos.    0 yrs. 11 mos.
Obligations of U.S. Government Agencies         5 yrs.  7 mos.    5 yrs.  7 mos.
Mortgage-Backed Securities                      6 yrs.  0 mos.   10 yrs.  2 mos.
                                                --------------    --------------
                                        Total   5 yrs.  0 mos.    2 yrs. 10 mos.
                                                --------------    --------------
                   Total Investment Securities  5 yrs.  9 mos.    7 yrs. 11 mos.
                                                ==============   ===============

Weighted Average Yield
                                                                       Weighted
                                               Amortized                Average
Securities Held to Maturity                      Cost     Fair Value   Yield (%)
Obligations of U.S. Government:
        After 1 year, but within 5 years   $  2,013,739   $ 1,999,300     5.31
Mortgage-Backed Securities:
        After 1 year, but within 5 years      4,219,423     4,171,205     5.82
        After 5 years, but within 10 years    1,985,791     1,951,600     5.00
        After 10 years                        4,021,539     3,977,150     6.50
Obligations of State and Political Subdivisions:
        Within 1 year                           352,072       354,317     6.37
        After 1 year, but within 5 years      2,939,504     3,073,747     6.62
        After 5 years, but within 10 years    1,219,539     1,312,194     6.57
        After 10 years                          136,750       136,226     5.94
                                           -------------  -----------     ----
                Total                      $  16,888,357  $16,975,739     6.03
                                           =============  ===========     ====
Securities Available for Sale
Obligations of U.S. Government:
        Within 1 year                      $   3,008,013  $ 3,008,900     7.04
Obligations of U.S. Government Agencies:
        After 1 year, but within 5 years       1,000,000      989,900     5.96
        After 5 years, but within 10 years     2,026,634    2,026,000     7.20
Mortgage-Backed Securities:
        After 1 year, but within 5 years       8,852,209    8,794,617     5.79
        After 10 years                         4,342,025    4,360,917     6.97
                                           -------------  -----------     ----
                Total                      $  19,228,881  $19,180,334     6.41
                                           =============  ===========     ====

Loans
The Bank's loan portfolio (net of unearned income) at December 31, 1995 and 1994 was $97,413,938 and $79,784,220, respectively and represents 61.83% and 50.83% of total assets, respectively. The composition of the portfolio at December 31 is as follows:

                                           1995       %          1994         %
Real Estate Loans, Construction     $  7,669,120    7.82    $  3,251,180    4.04
Real Estate Loans, Other:
        Commercial                    38,986,443   39.75      29,829,012   37.06
        Residential                   16,270,758   16.59      15,868,020   19.71
Commercial and Industrial Loans       19,074,380   19.45      14,155,310   17.59
Loans to Individuals for Household,
        Family and Other
        Personal Expenditures         15,993,856   16.31      17,307,349   21.50
All Other Loans (including
        Overdrafts)                       74,704    0.08          80,383     .10
                                    ------------  ------    ------------  ------
                       Total Loans  $ 98,069,261  100.00    $ 80,491,254  100.00
                                    ============  ======    ============  ======

The largest areas of growth within the portfolio are in the Construction and Commercial Real Estate loan categories. Average yield on the entire loan portfolio for 1995 was 9.74%. The majority of other loans made by Bank of Smithtown are to residents located within the Bank's primary lending area. Credit has been extended to a wide spectrum of borrowers, including individuals, non-profit and religious organizations and small and middle market businesses. Although real estate loans comprise a majority of the portfolio, credit risk has been minimized through low loan-to-value ratios, thorough credit investigations, current independent appraisals and periodic review by a loan review consultant.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 1995. There are no amounts due after one year which are classified as sensitive to changes in interest rates.

                                      After One
                          Within       Year but       After
                           One        Within Five     Five
(in thousands)             Year         Years         Years       Total
Commercial (and all
  other loans
  including overdrafts)  $19,149        $     0       $    0    $    19,149
Real Estate -
  Construction             7,669              0            0          7,669
                         -------        -------       -------   -----------
                Total    $26,818        $     0       $    0    $    26,818
                         =======        =======       =======   ===========

Deposits
Average deposits for 1995 were $141,340,000 as compared to $141,663,000 in 1994. Year end 1995 deposits increased by $8,350,920 or 6.18% over year end 1994. The largest increase in 1995 has been in certificates of deposit.

Average Balance
(in thousands)                             1995             1994
Demand                                 $  35,075        $  34,872
Money Market                              22,965           25,838
Savings                                   60,404           65,157
Time                                      22,896           15,796
                                       ---------        ---------
        Total Deposits                 $ 141,340        $ 141,663
                                       =========        =========
At December 31, 1995, the remaining maturities of the Bank's Certificates of Deposit in amounts of $100,000 or greater were as follows:

(in thousands)
3 months or less .......................   $1,328
Over 3 through 6 months ................      793
Over 6 through 12 months ...............      561
Over 12 months .........................    2,304
                                           ------
Total ..................................   $4,986
                                           ======

Short-Term Borrowings
Increased loan demand created the need for funding through additional avenues other than Bank deposits during 1995 and 1994. This need was addressed during the year through the use of Repurchase Agreements and Federal Home Bank advances. Repurchase Agreements involve the sale of a high grade investment security and simultaneous agreements by the Bank to repurchase the security at a stated contract date, in most cases 1 to 60 days later, at a stated interest cost. Advances are loan agreements made with stated maturities and interest rates. There were no outstanding borrowings at year end 1995. Borrowings at year end 1994 totalled $9,003,500. The average balances of these borrowings throughout the year 1995 was $1,690,000 in Repurchase Agreements and $247,000 in Advances. The average rate paid for these borrowings was 6.30%.

Liquidity and Rate Sensitivity
Liquidity provides the source of funds for anticipated or unanticipated deposit outflows and loan growth. The Bank's primary sources of liquidity include deposits, repayments of loan principals, maturities of investment securities, principal reductions on mortgage-backed securities, overnight federal funds sold and borrowings. The primary factor effecting these sources of liquidity is the market rate of interest, which can cause fluctuations in deposits as well as prepayments on loans and mortgage-backed securities. The method by which the Bank controls its liquidity and interest rate sensitivity is through asset/liability management. The goal of asset/liability management is the combination of maintaining adequate liquidity levels and matching the maturity of assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset/liability management is of great concern to management and is reviewed on an ongoing basis. The addition of adjustable rate products in the loan and investment portfolio is one method employed to reduce interest rate risk. Laddered maturities ofinvestment securities is still another asset/liability management strategy for interest sensitivity reduction. The President, Chief Financial Officer and Chief Lending Officer serve on the Asset/Liability Management Committee. The Committee uses the results of an income simulation model to review the effects of a predetermined basis point rise and fall on the current and future net interest income of the Bank. This model is prepared semi-annually and leads to investment, loan and deposit strategies for earnings maximization within acceptable risk levels.

The following table details the interest rate sensitivity of the Bank over various periods as of December 31, 1995.
                                         Three                                           One
                                         Months          Six                             Year
                        Three            Through        Months          Total           Through
                        Months            Six           Through         Within           Five          Five        All
(in thousands)          or Less          Months         One Year       One Year         Years         Years      Other(1)    Total
Total Interest
Earning Assets          $39,404         $  2,494        $  6,720       $48,618         $ 63,918     $25,428     $   3,448  $141,412
Total Interest Bearing
    Liabilities and
    Demand Deposits (2)  14,348           12,080          21,142        47,570           77,687           0        17,972   143,229
Interest Sensitivity
    Gap Per Period       25,056           (9,586)        (14,422)        1,048          (13,769)     25,428       (14,524)   (1,817)
Cumulative Interest
    Sensitivity Gap      25,056           15,470           1,048         1,048          (12,721)     12,707        (1,817)   (1,817)
Percent of Cumulative
    Gap to Total Assets  15.91%            9.82%           0.67%          0.67%          (8.08%)      8.07%        (1.15%)   (1.15%)

(1) Includes interest-earning assets and interest-bearing liabilities that do not reprice as well as $2,849,175 in non-accrual loans.
(2) NOW and Money Market Accounts assumed to decline over a two year period. Savings Accounts assumed to decline over a five year period. Demand Deposits are spread based on historical experience.

Stockholders' Equity
Shown below are the components of Stockholders' Equity as of December 31,

                                      1995                       1994
Common Stock - $5.00 Par Value
  (500,000 Shares Authorized,
  447,955 Issued)                $  2,239,775                $  2,239,775
Capital Surplus                     1,993,574                   1,993,118
Unrealized Loss on Securities
  Available for Sale                  (28,157)                   (134,616)
Retained Earnings                   9,078,520                   8,092,029
                                 ------------                ------------
                Total              13,283,712                  12,190,306
Less:  Treasury Stock
       (14,687 and 20,289
       Shares at Cost at
       December 31, 1995
       and 1994, respectively)        446,639                     584,588
                                 ------------                ------------
    Total Stockholders' Equity   $ 12,837,073                $ 11,605,718
                                 ============                ============

Stockholder's Equity increased by $1,231,355 or 10.61% during 1995. The increase in retained earnings was the result of $1,471,381 of net income, $138,405 of Treasury Stock sales, $106,459 of net Unrealized gains on Securities Available for Sale, less $484,890 of dividends declared. The number of shares of Treasury Stock that the Bank had outstanding at year end 1995 was 14,687, a reduction of 5,602 shares from year end 1994. A majority of these shares were purchased for use by the Bank's ESOP.

Capital ratios are regarded as one of the most important indications of a banking institution's strength. There are two capital ratios that are most significant: leverage ratio and total risk based capital ratio. The leverage ratio at year end 1995 was 8.15% compared to 7.48% at year end 1994. The required minimum leverage ratio for Bank of Smithtown is 4.00%. Total risk based capital ratio at year end 1995 was 12.89% compared to 13.45% at year end 1994. The minimum required ratio is 8.00%. By all guidelines, the Bank's capital position is considered strong.

Analysis of the Allowance for Possible Loan Losses
The Allowance for Possible Loan Loss Account at year end 1995 was $1,429,894 as compared to $1,362,404 at year end 1994. The change in the Allowance Account is the result of net charge-offs totalling $42,510 and a Provision for Possible Loan Losses of $110,000.

The following tables describe the activity in the Allowance for Possible Loan Losses Account for the years ended December 31,

(in thousands)                                        1995        1994      1993
Allowance for Possible Loan Losses
   at Beginning of Period                         $  1,362    $  1,501   $ 2,050
                                                  --------    --------   -------
Loans Charged Off:
        Commercial                                       0          71       532
        Real Estate                                     73         161     1,171
        Consumer                                         2          66       224
                                                  --------    --------   -------
                        Total Loans Charged-Off         75         298     1,927
                                                  --------    --------   -------
Recoveries on Amounts Previously Charged-Off:
        Commercial                                       0          16         1
        Real Estate                                     12           7         0
        Consumer                                        21          16        13
                                                  --------    --------   -------
                               Total Recoveries         33          39        14
                                                  --------    --------   -------
Net Charge-Offs                                         42         259     1,913
                                                  --------    --------   -------
Current Year's Provision for Possible Loan Losses      110         120     1,364
                                                  --------    --------   -------
Reserve for Possible Loan Losses at End of Period $  1,430    $  1,362   $ 1,501
                                                  ========    ========   =======
Total Loans:
        Average (Net of Unearned Discount
                 and Allowance for Possible
                 Loan Losses)                     $ 85,025    $ 69,941   $67,660
        End of Period (Net of Unearned Discount)    97,414      79,784    63,951

Ratios:                                                  %           %         %
Net Loans Charged-Off to:
        Average Loans                                 0.05        0.37      2.83
        Loans at End of Period                        0.04        0.32      2.99
        Allowance for Possible Loan Losses            2.97       18.97    127.45
        Provision for Possible Loan Losses           38.65      215.00    140.24
Last Year's Charge Off to This Year's Recovery 903.03 4,941.03 3,878.57 Allowance for Possible Loan Losses at Year End To:
        Average Loans (Net of Unearned Discount)      1.65        1.95      2.22
        End of Period Loans (Net of
           Unearned Discount)                         1.47        1.71      2.35

The following table shows the Bank's non-accrual and contracually past due loans:

                                                  At December 31,
(in thousands)                        1995     1994     1993    1992    1991
Accruing Loans Past Due
   90 Days or More                  $   90   $   97   $  418  $1,257  $2,284
Non-Accrual Loans                    2,849    1,214    1,496   2,842     614
                                    ------   ------   ------  ------  ------
                          Total     $2,939   $1,311   $1,914  $4,099  $2,898
                                    ======   ======   ======  ======  ======

For 1995, 1994 and 1993, the difference between interest income and income that would have been recognized at original contractual rates and terms is $177,261, $25,591 and $137,574, respectively.

The composition of Other Real Estate Owned, net of the Valuation Reserve,at December 31, is as follows:

                                 1995            1994
Commercial                    $1,026,981     $1,453,357
Commercial Land                3,369,563      3,331,564
Single Family                    650,000        804,868
                              ----------     ----------
                      Total   $5,046,544     $5,589,789
                              ==========     ==========
Smithtown Bancorp and
Bank of Smithtown

Directors
Bradley E. Rock, Chairman
H.M. Brush
Patrick A. Given
James H. Glamore
Edith Hodgkinson
Augusta Kemper
Attmore Robinson, Jr.
Charles E. Rockwell
Barry M. Seigerman

Director Emeritus
Maude H. Bach

Smithtown Bancorp

Officers
Bradley E. Rock
Chairman, President
& Chief Executive Officer

Anita M. Florek
Executive Vice President
& Treasurer

Judith Barber
Secretary

Independent Auditors

Albrecht, Viggiano,
Zureck & Company, P.C.

General Counsel
Patricia C. Delaney, Esq.

Bank of Smithtown

Officers
Bradley E. Rock
Chairman, President
& Chief Executive Officer

Anita M. Florek
Executive Vice President
& Chief Financial Officer

Marc DeSimone
Executive Vice President
& Chief Lending Officer

Rosanna Dill
Vice President & Trust Officer

Thomas J. Stevens
Vice President, Commercial Loans

Sally Ann LaMay
Vice President, Consumer Loans

Ellen Metzger
Vice President, Marketing
& Training

Cynthia Veranac
Vice President, New Business Development

Edward Benedetto
Vice President & Auditor

Vice Presidents
Patricia Guidi
Rose Madonna
Virginia Papp
Raffaela Romanelli
Deanna Varricchio
Robert Williams
Elizabeth Woreth

Colette Masom, Comptroller

John Van Putten, Ass't. Vice President,
Data Processing

Elizabeth Santini, Ass't. Trust Officer

Andrew J. Enrico, Ass't. Auditor

Judith Barber, Cashier

Managers
Carol Ann Brennan
Ann Elliot
Carmella Impellizzeri
Constance Lynch
Lisa McCulloch
Sylvia Scheck
Carol Schofield

Assistant Managers
Nancy Bradley
Phyllis Kaiserman
Faith Lonieski
Eustacia O'Leary
Constance Ponticello
Jeanne Quortrop
Joyce Saunders
Ardene Signorelli

Bank of Smithtown

Corporate Headquarter's
SMITHTOWN, NY  11787-2801
One East Main Street
(516) 360-9300

CENTEREACH, NY  11720-3501
1919 Middle Country Road
(516) 585-6644

COMMACK, NY  11725-3097
2020 Jericho Turnpike
(516) 543-7400

HAUPPAUGE, NY  11788-4346
548 Route 111
(516) 265-7922

KINGS PARK, NY  11754-3811
14 Park Drive
(516) 269-4900

LAKE GROVE, NY  11755-2107
2921 Middle Country Road
(516) 588-0700

NORTHPORT, NY  11768
836 Fort Salonga Road
(516) 262-1353

Annual Meeting

The Annual Meeting of Stockholders of
Smithtown Bancorp will be held on Tuesday, April 2, 1996, at 10:30 AM, at the Bavarian
Inn, 422 Smithtown Boulevard, Lake
Ronkonkoma, New York.

Registrar and Transfer Agent

Bank of Smithtown
One East Main Street
Smithtown, New York  11787-2801

10-KSB Report

The annual report to the Securities and
Exchange Commission, Form 10-KSB, will
be made available upon request by
contacting:
Judith Barber, Secretary
Smithtown Bancorp
One East Main Street, Smithtown, New York
11787-2801

Member Federal Reserve System and
Federal Deposit Insurance Corporation

                          SMITHTOWN BANCORP, INC.

                           ONE EAST MAIN STREET
                      SMITHTOWN, NEW YORK 11787-2801

                 NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                               To Be Held
                         TUESDAY, APRIL 2, 1996

     The Annual Meeting of Shareholders of Smithtown Bancorp, Inc. (the "Bancorp"), will be held at the Bavarian Inn, 422 Smithtown Boulevard, Lake Ronkonkoma, New York, on April 2, 1996, at 10:30 AM, for the following purposes:

     1.   The election of three directors to serve a term of three years.

     2.   To approve amendments to the Bancorp's
          Certificate of Incorporation: (a) increasing the number of authorized Common shares, par value $5.00 per share (the "Common Shares") of the Bancorp from 500,000 to 1,500,000; and (b)
          authorizing a new class of shares consisting of 100,000 preferred shares, par value $.01 per share (the "Preferred Shares"). The Preferred Shares would be authorized without any rights and designations, such rights and designations to be fixed by the Board of Directors at the time of issuance of the Preferred Shares.

     3.   To approve an amendment to the Bancorp's
          Certificate of Incorporation deleting Article
          FIFTH of the Certificate of Incorporation, and substituting a new Article FIFTH therefor indicating that the shareholders do not have preemptive rights. (Preemptive rights enable holders of Common Shares, in certain circumstances, to purchase newly issued capital stock of the Bancorp to prevent dilution.) See
          "AMENDMENT OF CERTIFICATE OF
          INCORPORATION TO REPEAL
          PREEMPTIVE RIGHTS" and "ANNEX A".

     4.   To approve the appointment of Albrecht,
          Viggiano, Zureck & Company, P.C. as
          independent auditors for the year ending
          December 31, 1996.

     5. To transact such other business as may properly come before the meeting for any adjournment thereof.

     Pursuant to a resolution of the Board of Directors adopted at the Board of Directors meeting on January 23, 1996, only shareholders of record at the close of business on February 26, 1996, shall be entitled to notice of and to vote at this meeting.

Dated:    March 1, 1996
Smithtown, New York
                     BY ORDER OF THE BOARD OF DIRECTORS

                                   by /s/ Bradley E. Rock
                                   Chairman of the Board,President

                         SMITHTOWN BANCORP, INC.
                          ONE EAST MAIN STREET
                     SMITHTOWN, NEW YORK 11787-2801

                          PROXY STATEMENT

                       GENERAL PROXY INFORMATION

      This Proxy Statement (this "Proxy Statement") is furnished in connection with the solicitation by and on behalf of the Board of Directors of Smithtown Bancorp, Inc., (the "Bancorp") of proxies to be used at the Annual Meeting of Shareholders of the Bancorp to be held at the Bavarian Inn, 422 Smithtown Boulevard, Lake Ronkonkoma, New York, on April 2, 1996, and at any adjournment thereof. The costs of the proxy solicitation are to be paid by the Bancorp. Bank of Smithtown (the "Bank" or the "Bank of Smithtown" ) is a wholly-owned subsidiary of the Bancorp. This Proxy Statement is being mailed on or about March 1, 1996, to holders of the Common Shares.

Authorized Shares and Voting Rights

      Holders of record of Common Shares as of the close of business on February 26, 1996 (the "Record Date"), will be entitled to vote at the meeting. Each shareholder is entitled to one vote for each share of stock held by him or her. There were 433,268 Common Shares outstanding on the Record Date.

Revocability of Proxy

      If the accompanying form of Proxy is executed and returned, it nevertheless may be revoked by the shareholder at any time before it is exercised. But if it is not revoked, the shares represented thereby will be voted by the persons designated in each such Proxy.

Financial Statements

      A copy of the Bancorp's Annual Report to Shareholders, including financial statements for the fiscal year ended December 31, 1995, has heretofore been mailed to the shareholders.

Matters To Be Voted On At The Meeting

      There are four matters that are scheduled to be voted on at the Annual Meeting. Shareholders are being asked to vote on (1) the election of three directors, (2) amendments to the Bancorp's Certificate of Incorporation (a) increasing the number of authorized Common Shares from 500,000 to 1,500,000 and (b) authorizing 100,000 Preferred Shares, (3) an amendment to the Bancorp's Certificate of Incorporation deleting the shareholders' preemptive rights and (4) the approval of Albrecht, Viggiano, Zureck & Co., P.C., as the Bancorp's independent auditors for the year ending December 31, 1996.

      It is intended that the shares of stock represented by the accompanying form of Proxy will be voted for the election of the director nominees listed in Table I and in favor of the other proposals, unless a contrary direction is indicated on the form of Proxy. With respect to the director nominees, if any of such nominees should become unavailable for any reason, which the directors do not now contemplate, it is intended that, pursuant to the accompanying form of Proxy, votes will be cast for a substitute nominee designated by the Board of Directors.

      Directors are elected by a plurality of the votes cast at the Annual Meeting, either in person or by proxy. The approval referred to in (4) above will be authorized if a majority of the votes cast at the Annual Meeting, either in person or by proxy, are voted in favor of such approval and with respect to the amendments to the Bancorp's Certificate of Incorporation referred to in (2) and (3) above, such amendments will be authorized if a majority of the outstanding Common Shares vote in favor of the respective proposals.

      Any abstention or broker non-vote with respect to the proposals referred in (2) or (3) above will have the effect of a negative vote on the respective proposal. With respect to the proposals referred to in (1) and (4) above, abstentions and broker non-votes will be counted as not having voted and will not be counted in determining if the plurality, with respect to (1), or the majority, with respect to (4), was obtained.

                           ELECTION OF DIRECTORS
                            (PROPOSAL NO. 1)

    The Certificate of Incorporation of the Bancorp provides that the Board of Directors shall consist of 9 members and that the directors shall be classified into three classes, each of which shall serve for a term of three years, with the term of office of one class expiring each year.

Nominees for Election of Directors

    Two of the nominees, James H. Glamore and Augusta Kemper, were elected to their present term of office by the shareholders. The third, Barry Seigerman, was elected by the Board of Directors on September 27, 1994, pursuant to Article 2, Section 1, of the Bancorp's By-Laws to fill the unexpired term of Frank Radau, who retired on May 1, 1994. All three nominees are proposed for re-election for terms expiring in 1999.


                                     TABLE I
                           Date                       Experience and                       Shares of Stock
                           Directorship  Director     Principal Occupation                 Beneficially Owned (2)
Name and Age Term          Expires       Since (1)    During Past 5 Years                   #           %

NOMINEES

James H. Glamore, 76       1996          1979        President, Glamore Motor Sales, Inc.
                                                     (automobile sales).                     4,755      1.09

Barry Seigerman, 55        1996          1993        Chairman & Chief Executive
                                                     Officer Seigerman-Mulvey, Co., Inc.,
                                                     Insurance Brokers, located at
                                                     31 Research Way, East Setauket,
                                                     New York.  Active in business
                                                     and community non-profit
                                                     organizations.                            514       .11

Augusta Kemper, 73         1996          1992        Horticulturist and Owner of Kemper
                                                     Nurseries until retirement in 1985.    24,933      5.75

DIRECTORS CONTINUING IN OFFICE

Attmore Robinson, Jr., 84  1997          1948       Partner, Elzon & Robinson,
                                                    Real Estate Brokers, until
                                                    retirement in 1993.                      9,763      2.25

Bradley E. Rock, 43        1997          1988       Chairman of the Board, President
                                                    & Chief Executive Officer of the
                                                    Bancorp and the Bank, January 1992
                                                    to Present.  President of the Bancorp
                                                    and the Bank, October 1990  to January
                                                    1992. Partner of Schechter Schechter
                                                    Kenney & Rock, Attorneys at Law,
                                                    1981 to 1992.                            1,757       .40

Charles E. Rockwell, 79    1997          1984       Retired in 1976.  Formerly a
                                                    commercial airline captain. Active
                                                    in community non-profit
                                                    organizations.                           4,418      1.01

H. Melville Brush, 87      1998          1960       President of Island Asphalt Co.,
                                                    Inc. (asphalt sales and construction),
                                                    until retirement in 1979.                7,549      1.74

Patrick A. Given, 51       1998          1989       Real Estate Appraiser and
                                                    Consultant; Given Associates,
                                                    located at 550 Route 111,
                                                    Hauppauge, New York.                     2,300       .53

Edith Hodgkinson, 73       1998          1979       Restaurateur, active in community
                                                    non-profit organizations.               28,203      6.50

1) Each director of the Bancorp is also a director of Bank of Smithtown.  The dates given are the dates on which the director first served as a director of Bank of Smithtown.

2) These figures include Common Shares owned by family members of directors as to which each of the directors disclaim any beneficial ownership.  Mrs. Hodgkinson's shares include shares held by Bank of Smithtown as Trustee under the Last Will and Testament of Carlyle Hodgkinson.  The amount of Common Shares beneficially owned and listed in the table above is provided as of December 31, 1995.

Board of Directors

The Board of Directors holds regular monthly meetings.  The
Board held twelve regular meetings and one special meeting during 1995. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and the committee or committees thereof on which such director served during 1995.

Committees of the Board

The Board of Directors has established a number of committees to assist it in the discharge of its responsibilities.

The Audit Committee, consisting of eight directors, had five meetings in 1995. The chairman of the committee is Attmore Robinson, Jr. The committee reviews results of regulatory examinations, internal audits and audits of the independent auditor in conformance with regulations of the New York State Banking Department and the laws of the State of New York. Current members of this committee are H. Melville Brush, James H. Glamore, Edith Hodgkinson, Augusta Kemper, Attmore Robinson, Jr., Charles E. Rockwell, Patrick A. Given and Barry M. Seigerman.

The Compensation Review Committee, consisting of four members, had one meeting during 1995. The chairman of the committee is Attmore Robinson, Jr. This committee makes recommendations to the Board of Directors with respect to the compensation of elected officers. Current members of this committee are H. Melville Brush, Edith Hodgkinson, Attmore Robinson, Jr. and Charles E. Rockwell.

The Board of Directors does not have a standing nominating committee.

Director Compensation

Directors of the Bank received a fee of $600 per month during 1995. The members of the Loan Committee who are not officers of the Bank also received a monthly fee of $300 for committee membership. The total amount of directors' fees paid during 1995 was $83,700.

The Board of Directors recommends a vote FOR the election of all Nominees .
                       (Proposal No. 1 on the proxy).

           AMENDMENT TO THE BANCORP'S CERTIFICATE OF INCORPORATION
             TO INCREASE AUTHORIZED COMMON SHARES AND AUTHORIZE
                             PREFERRED SHARES
                             (PROPOSAL NO. 2)

The Board of Directors recommends that Article FOURTH of the Bancorp's Certificate of Incorporation be amended in order (a) to increase the number of authorized Common Shares which the Bancorp is authorized to issue, from 500,000 to 1,500,000 and (b) to establish a new class of shares consisting of 100,000 Preferred Shares. The Preferred Shares would be authorized without any rights and designations; such rights and designations would be fixed by the Bancorp's Board of Directors at the time of issuance of such Preferred Shares.

The following description of this proposal is qualified in its entirety by reference to the proposed amendments to Article FOURTH of the Bancorp's Certificate of Incorporation, set forth below.

At its regularly held meeting on February 27, 1996, the Board of Directors adopted a resolution recommending to the shareholders amendments to the Bancorp's Certificate of Incorporation (a) increasing the number of authorized Common shares from 500,000 to 1,500,000 and (b) authorizing a new class of shares consisting of 100,000 Preferred Shares.

As of February 26, 1996 the Corporation's authorized capital stock consisted of 500,000 Common Shares of which 433,268 Common Shares were issued and outstanding on February 26, 1996.

The Preferred Shares would be of the type of shares known as "blank check preferred." Such Preferred Shares would be available for issuance at any time, but the terms of such securities would not be established until the time of issuance. The Board of Directors would, if the proposal is adopted by the shareholders, have the authority, within its sole discretion, to issue the Preferred Shares in one or more series, and to fix for each such series the designations and relative rights and preferences, including conversion rights and prices, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption and redemption prices, as are permitted by the New York State Business Corporation Law (the "BCL").

The Board of Directors believes that it is desirable to increase the authorized capital stock of the Bancorp (including by providing for Preferred Stock) in order to have such stock available for future use in connection with acquisitions, financing, employee benefit plans, stock dividends or other corporate purposes including the possible issuance in reaction to an unsolicited acquisition proposal (as set forth more fully below). Subject to the requirements of applicable law and regulations, the Board of Directors generally will have the sole discretion to issue either Common Shares or Preferred Shares without further shareholder approval.

Although the Bancorp has no current plans, has made no arrangements and has not entered into any understandings whereby it would be required to issue any of the additional shares of stock for which authority now is sought for any specific purpose, the Board of Directors believes that it is in the best interests of the Bancorp to increase the capital as stated above in order to meet possible contingencies and opportunities for which the issuance of shares may be deemed advisable. From time to time the Bancorp has given, and in the future is likely to give, consideration to the feasibility of obtaining funds for appropriate corporate objectives through the public sale of equity securities. Because questions of timing are always central to whether or on what basis public financing is to be undertaken, the Bancorp wishes to obtain maximum flexibility in this regard by increasing its authorized capital stock at this time, thereby avoiding the need for, and the expense and delay occasioned by, a special shareholders' meeting to take similar actions at a later time. Other purposes for which such additional shares could be issued include: (a) the acquisition of the shares or assets of other corporations; (b) share distributions to shareholders of the Bancorp; (c) employee benefit plans; and (d) in reaction to unsolicited acquisition proposals, including the possible adoption of a poison pill rights plan. In the Board of Directors' view the additional authorized shares will provide greater flexibility in achieving these purposes. It is intended that the newly authorized capital stock would be subject to issuance at the discretion of the Board of Directors from time to time for any proper corporate purpose without further action by the shareholders, except as may be required by law or regulation or by the rules of any stock exchange on which the Bancorp's securities may then be listed (or by the by-laws of the National Association of Securities
Dealers, Inc., if applicable at such time).

Although the Board is not aware of any effort by any person to acquire control of the Bancorp and effect a change of control of the Bancorp, the authorized but unissued shares of the Bancorp could be used to make it more difficult to effect a change in control of the Bancorp and thereby make it more difficult for shareholders to obtain an acquisition premium for their shares. Such shares could be used to create impediments for persons seeking to gain control of the Bancorp by means of a merger, tender offer, proxy contest or other means. Such shares could be privately placed with purchasers who might cooperate with the Board of Directors in opposing such an attempt by a third party to gain control of the Bancorp. The issuance of new shares of the Bancorp could be used to dilute the stock ownership of a person or entity seeking to obtain control of the Bancorp. Additionally, this proposal, if adopted, would dilute voting powers or equity interests of current stockholders through the issuance of additional shares of capital stock.

The Bancorp's Certificate of Incorporation currently contains several provisions that may be deemed to have the effect of discouraging and defeating certain forms of acquisition proposals. Article SEVENTH of the Certificate of Incorporation provides for a classified board of directors comprised of three classes, each of which is elected to a three-year term. Article EIGHTH provides that certain business combinations involving the Bancorp and holders of more than 5% of the Bancorp's outstanding shares must be approved by the affirmative vote of 80% of the outstanding shares unless the Board of Directors approves the transaction prior to the time the acquiror became a 5% owner or the Board of Directors unanimously approves the transaction. Each of these provisions has previously been adopted by the shareholders.

Under the current provisions of the Bancorp's Certificate of Incorporation the shareholders have the preemptive rights specified in Section 622 of the BCL. In certain circumstances these preemptive rights will afford shareholders a right of firstrefusal when the Bancorp issues additional shares of capital stock. However, as discussed below, the Bancorp is also proposing to amend its Certificate of Incorporation to repeal the preemptive rights held by the shareholders. If such proposal is adopted by the shareholders, the shareholders will not have preemptive rights. The preemptive rights currently held by the shareholders are described below under "Amendment of the Certificate of Incorporation to Repeal Preemptive Rights."

The affirmative vote of the holders of a majority of the outstanding Common Shares is required to adopt the proposed amendments to the Certificate of Incorporation. If the amendments to Article FOURTH of the Bancorp's Certificate of Incorporation are authorized, Article FOURTH will read as f ollows:

         "FOURTH:   Number of Shares.  The aggregate
         number of shares which the corporation shall have authority to issue shall be 1,600,000, of which 1,500,000 shall be designated as Common Shares with a par value of $5.00 each and 100,000 shall be designated as Preferred Shares with a par value of one cent ($0.01) each. Preferred Shares may be issued in series from time to time by the board of directors, and the board of directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the Preferred Shares, including without limitation the following:

              (a) the distinctive serial designation of such series which shall distinguish it from other series;



              (b)  the number of shares included in such
         series, which number may be increased or decreased from time to time unless otherwise provided by the board of directors in the resolution or resolutions providing for the issue of such series;
              (c)  the dividend rate (or method of
         determining such rate) payable to the holders of the shares of such series, any conditions upon which such dividends shall be paid and the date or dates upon which such dividends shall be payable;
              (d)  whether dividends on the shares of such
         series shall be cumulative and, in the case of shares of any series having cumulative dividend rights, the date or dates or method of determining the date or dates from which dividends on the shares of such series shall be cumulative;
              (e)  the amount or amounts which shall be
         payable out of the assets of the corporation to the holders of the shares of such series upon voluntary or involuntary liquidation, dissolution or winding up the corporation;
              (f) the price or prices at which, the period or periods within which and the terms and conditions upon which the shares of such series may be redeemed, in whole or in part, at the option of the corporation or at the option of the holder or holders thereof or upon the happening of a specified event or events;
             (g) the obligation, if any, of the corporation to purchase or redeem shares of such series pursuant to a sinking fund or otherwise and the price or prices at which, the period or periods within which and the terms and conditions upon which the shares of such series shall be redeemed or purchased, in whole or in part, pursuant to such obligation;
             (h) whether or not the shares of such series shall be convertible or exchangeable, at any time or at times at the option of the holder or holders thereof or at the option of the corporation or upon the happening of a specified event or events, into shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation, and the price or prices or rate or rates applicable thereto; and
             (i) the voting rights, if any, of the holders of the shares of such series."

The Board of Directors recommends a vote FOR the proposal to amend the Bancorp's Certificate of Incorporation (a) to increase the number of authorized Common Shares from 500,000 to 1,500,000 and (b) to authorize a new class of shares consisting of 100,000 Preferred Shares (Proposal No. 2 on the proxy).


             AMENDMENT OF THE CERTIFICATE OF INCORPORATION TO
              REPEAL PREEMPTIVE RIGHTS     (PROPOSAL NO. 3)

  The Board of Directors recommends that Article FIFTH of the Bancorp's Certificate of Incorporation be deleted in its entirety and have substituted therefor a new Article FIFTH eliminating the preemptive rights of the Shareholders.

  At its regularly held meeting on February 27, 1996, Board of Directors adopted a resolution recommending to the Shareholders an amendment to the Bancorp's Certificate of Incorporation amending Article FIFTH of the Bancorp's Certificate of Incorporation.

  The following discussion of preemptive rights is qualified in its entirety by reference to Section 622 of the BCL which is attached hereto as Annex A and by the proposed amendment to Article FIFTH set forth below.

  Section 622 of the BCL provides that unless specified otherwise in the Certificate of Incorporation the shareholders of a corporation will have preemptive rights, The Bancorp's Certificate of Incorporation indicates that the shareholders have preemptive rights.

  Preemptive rights consist of an option to acquire newly issued shares of any class of a security if the issuance of such security would adversely affect a shareholder's unlimited dividend rights or voting rights. If the issuance of the new security wouldnot adversely affect either a shareholder's unlimited dividend rights or voting rights then the shareholder will not have a right to purchase such newly issued securities. The preemptive rights entitle the shareholders to purchase the securities offered for sale as nearly as practicable in such proportions as would, if all of the preemptiverights were exercised, preserve the relative unlimited dividend rights and voting rights of the holders at a price not less favorable than the price at which such shares are offered for sale to others. The repeal of preemptive rights may have the effect of increasing or decreasing the value of a shareholder's Common Shares.

  The Board of Directors is of the opinion that the existence of preemptive rights is a serious impediment to the Bancorp's ability to take advantage of business opportunities that may arise and for possible future financings and other corporate purposes. Preemptive rights severely curtail the ability of a corporation to finance itself by accessing the public markets (and are nearly universally eliminated in public companies). The existence of preemptive rights hinders the ability of corporations to engage in offerings and makes difficult the issuance process due to the additional expenses involved. Preemptive rights were prevalent at a time when access to public markets was limited (the shareholders of the Bancorp have always had preemptive rights pursuant to the Bancorp's Certificate of Incorporation). Companies require ready access to such markets and the Board believes that elimination of such an antiquated concept will provide the Board with increased flexibility in accessing such markets if the Board determines that an issuance of capital stock is in the best interests of the Bancorp and its shareholders.

  The affirmative vote of the holders of a majority of the outstanding Common Shares is required to adopt the proposed amendment. If the amendment to Article FIFTH of the Bancorp's Certificate of Incorporation is authorized, Article FIFTH will read as follows:

              "FIFTH:  Preemptive Rights.
              Notwithstanding anything to the
              contrary contained in Section 622 of
              the Business Corporation Law, the
              shareholders shall not have preemptive
              rights."

The Board of Directors recommends a vote FOR the proposal to amend the Bancorp's Certificate of Incorporation by deleting Article FIFTH and substituting a new Article FIFTH therefor indicating that the shareholders do not have preemptive rights. (Proposal No. 3 on the proxy).



                   APPROVAL OF INDEPENDENT AUDITORS
                          (PROPOSAL NO. 4)

  The Audit Committee has recommended that Albrecht, Viggiano, Zureck & Co., P.C., Certified Public Accountants, continue as the independent auditors for the Bank and the Bancorp for 1996. The firm has served as the independent auditors for the Bank and the Bancorp since 1992. Representatives of the firm will be present at the annual meeting to answer questions and are free to make statements during the course of the meeting.

         The Board of Directors recommends a vote FOR the proposal to approve the independent auditors (Proposal No. 4 on the proxy).

                            EXECUTIVE OFFICERS AND
                            PRINCIPAL SHAREHOLDERS


Security Ownership of Certain Beneficial Owners

  The persons listed below are beneficial owners of more than 5% of the outstanding Common Shares of the Bancorp as of February 26, 1996.

Name and Address                   Common Shares         Percent
of Beneficial Owner             Beneficially Owned      of Class

Elizabeth Radau                       30,296             6.99%
43 Edgewood Avenue
Smithtown, New York 11787-2723


Edith Hodgkinson                      28,203             6.50%
P.O. Box 756
Bayport, New York 11705-0756

Augusta Kemper                        24,933             5.75%
51 Mills Pond Road
St. James, New York 11780-2111

The following table shows stock ownership as of February 26, 1996, of all directors and officers of the Bancorp as a group:

                                         TABLE II

                            Amount of Common Shares        Percentage of
                            Beneficially Owned (Note 1)    Outstanding Common
                                                           Shares
Eleven directors and
executive officers of the
Bancorp as a group          84,185 Common Shares            19.43%

Note 1

     Includes Common Shares owned by spouses and children of directors as to which the directors disclaim any interest.

Material Proceedings

There are no material proceedings to the best of management's knowledge to which any director, officer or affiliate of the Bancorp or any record holder or beneficial owner of more than five percent of the Bancorp's stock, or any associate of any such director, officer, affiliate of the Bancorp, or security holder is a party adverse to the Bancorp or any of its subsidiaries or has a material interest adverse to the Bancorp.

EXECUTIVE OFFICERS

     The following table sets forth information as to each executive officer of the Bancorp who is also an executive officer of the Bank as of January, 1996.
                             TABLE III

Name                 Age     Position
Bradley E. Rock      43      Chairman of the Board, President & Chief
                             Executive Officer of the Bancorp since January
                             1992.  President of the Bancorp and the Bank
                             October 1990 to January 1992.  Director of the
                             Bancorp and the Bank since 1988.

Anita M. Florek      45      Executive Vice President & Chief Financial
                             Officer of the Bank since January 1993.
                             Executive Vice President & Treasurer of the
                             Bancorp since January 1993.  Senior Vice
                             President & Comptroller of the Bank January 1992 to January 1993. Senior Vice President &
                             Comptroller of the Bank March 1989 to January
                             1992.  Treasurer of the Bancorp January 1991 to
                             January 1992.

Marc DeSimone        38      Executive Vice President & Chief Lending Officer
                             of the Bank since January 1993.  Senior Vice
                             President & Chief Lending Officer of the Bank
                             January 1992 to January 1993.  Vice President &
                             Chief Lending Officer of the Bank January 1991 to January 1992.

Executive Compensation

     The table appearing below sets forth all compensation paid in 1995 to each executive officer whose total compensation exceeded $100,000 for such year. All remuneration was paid by Bank of Smithtown.

                                 TABLE IV
                         Summary Compensation Table
Name and Principal Position  Year    Salary       Incentive     Other Compensation
                                                  Compensation      (1) (2)
Bradley E. Rock              1993    $168,000.00   -0-            $16,763.40
Chairman, President & CEO    1994    $176,337.01   -0-            $14,353.05
of the Bancorp and the Bank  1995    $185,325.00  $20,021.30      $19,077.76

Anita M. Florek              1993     $80,000.00   -0-             $4,710.37
Executive Vice President     1994     $86,000.00   -0-             $4,620.31
of the Bancorp and the Bank  1995     $95,000.00  $10,615.79       $6,042.98

Marc DeSimone                1993     $80,000.00   -0-             $3,105.57
Executive Vice President     1994     $86,000.00   -0-             $2,881.10
of the Bank                  1995     $95,000.00  $10,615.79       $7,023.63

(1)  This amount includes director's fees.  These amounts also include employer matching contributions paid in connection with the Bank's 401(k) plan, amounts accrued during 1995 under the defined contribution plan and premiums paid on behalf of the officers for a group term life insurance policy.

(2)  Amounts reported do not include any amount expended by the Bank which may have provided an incidental benefit to the persons listed in the table above, but which  were made by the Bank in connection with its business.
     While the specific amounts of such incidental benefits cannot be precisely determined, after due inquiry, management does not believe that such value would exceed $5,000 in the aggregate for any of such persons.

Certain Transactions

     Some of the directors and officers of the Bancorp, and some of the corporations and firms with which these individuals are associated, are also customers of Bank of Smithtown in the ordinary course of business, or are indebted to the Bank in respect of loans of $60,000.00 or more. It is anticipated that some of these individuals, corporations and firms will continue to be customers of and indebted to the Bank on a similar basis in the future. All loans extended to such individuals, corporations and firms were made in the ordinary course of business, did not involve more than the normal risk of collectability or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable Bank transactions with unaffiliated persons.

     No director of the Bank or the Bancorp had an aggregate amount of unsecured indebtedness to the Bank in excess of 15 percent of the Bank's equity capital account during the period of January 1, 1995, through December 31, 1995.

     In 1994, Edith Hodgkinson, a director of the Bancorp and the Bank, sold 16,566 Common Shares to the Bancorp and used the proceeds of the sale to repay loans from the Bank that were in nonaccrual status. $309,677 from the sale of Common Shares was used to decrease the principal and $98,261 was used to pay interest on these loans. She also deeded two properties to the Bank which were placed in Other Real Estate Owned on the Bank's balance sheet.

     Outside of normal customer relationships, none of the directors or officers of the Bank or the Bancorp, or the corporations or firms with which such individuals are associated, currently maintains or has maintained within the last fiscal year any significant business or personal relationship with the Bank or the Bancorp other than such as arises by virtue of such individual's or entity's position with and/or ownership interest in the Bank or the Bancorp.
                                PENSION PLAN

     The Employee Stock Ownership Plan ( the "ESOP") and the 401(k) plans cover full-time employees who have attained the age of 21 years and who have completed 1,000 hours of employment during the year they are eligible to participate in the plan.

     Benefits under the ESOP are based solely on the amount contributed to the ESOP which is used to purchase Common Shares. A participant's allocation is the total employer contribution multiplied by the ratio of that participant's applicable compensation over the amount of such compensation for all participants for that year. Benefits are not subject to deduction of social security or other offset amounts.

                          SHAREHOLDER PROPOSALS

     Shareholder proposals to be presented at the 1997 Annual Meeting must be received by the Secretary of the Board of Directors by October 4, 1996, to be included in the proxy statement.




                              OTHER BUSINESS

     So far as the Board of Directors of the Bancorp now knows, no business other than that referred to above will be transacted at the Annual Meeting. The persons named in the Board of Directors' Proxies may, in the absence of instructions to the contrary, vote upon all matters presented for action at the Meeting according to their best judgment.


Dated:    March 1, 1996

                         SMITHTOWN BANCORP, INC.

                         by /s/ Bradley E. Rock
                         Chairman of the Board, President
                         & Chief Executive Officer


                                ANNEX A

                           SECTION 622 OF THE
                        BUSINESS CORPORATION LAW

  622. Preemptive rights

     (a)  As used in this section, the term:

     (1) "Unlimited dividend rights" means the right without limitation as to amount either to all or to a share of the balance of current or liquidating dividends after the payment of dividends on any shares entitled to a preference.

     (2) "Equity shares" means shares of any class, whether or not preferred as to dividends or assets, which have unlimited dividend rights.

     (3) "Voting rights" means the right to vote for the election of one or more directors, excluding a right so to vote which is dependent on the happening of an event specified in the certificate of incorporation which would change the voting rights of any class of shares.

     (4) "Voting shares" means shares of any class which have voting rights, but does not include bonds on which voting rights are conferred under section 518 (Corporate bonds).

     (5) "Preemptive right" means the right to purchase shares or other securities to be issued or subject to rights or options to purchase, as such right is defined in this section.

     (b) Except as otherwise provided in the certificate of incorporation, and except as provided in this section, the holders of equity shares of any class, in case of the proposed issuance by the corporation of, or the proposed granting by the corporation of rights or options to purchase, its equity shares of any class or any shares or other securities convertible into or carrying rights or options to purchase its equity shares of any class, shall, if the issuance of the equity shares proposed to be issued or issuable upon exercise of such rights or options or upon conversion of such other securities would adversely affect the unlimited dividend rights of such holders, have the right during a reasonable time and on reasonable conditions, both to be fixed by the board, to purchase such shares or other securities in such proportions as shall be determined as provided in this section.

     (c) Except as otherwise provided in the certificate of incorporation, and except as provided in this section, the holders of voting shares of any class, in case of the proposed issuance by the corporation of, or the proposed granting by the corporation of rights or options to purchase, its voting shares of any class or any shares or other securities convertible into or carrying rights or options to purchase its voting shares of any class, shall, if the issuance of the voting shares proposed to be issued or issuable upon exercise of such rights or options or upon conversion of such other securities would adversely affect the voting rights of such holders, have the right during a reasonable time and on reasonable conditions, both to be fixed by the board, to purchase such shares or other securities in such proportions as shall be determined as provided in this section.

     (d) The preemptive right provided for in paragraphs (b) and (c) shall entitle shareholders having such rights to purchase the shares or other securities to be offered or optioned for sale as nearly as practicable in such proportions as would, if such preemptive right were exercised, preserve the relative unlimited dividend rights and voting rights of such holders and at a price or prices not less favorable than the price or prices at which such shares or other securities are proposed to be offered for sale to others, without deduction of such reasonable expenses of and compensation for the sale, underwriting or purchase of such shares or other securities by underwriters or dealers as may lawfully be paid by the corporation. In case each of the shares entitling the holders thereof to preemptive rights does not confer the same unlimited dividend right or voting right, the board shall apportion the shares or other securities to be offered or optioned for sale among the shareholders having preemptive rights to purchase them in such proportions as in the opinion of the board shall preserve as far as practicable the relative unlimited dividend rights and voting rights of the holders at the time of such offering. The apportionment made by the board shall, in the absence of fraud or bad faith, be binding upon all shareholders.

     (e) Unless otherwise provided in the certificate of incorporation, shares or other securities offered for sale or subjected to rights or options to purchase shall not be subject to preemptive rights if they:

     (1) Are to be issued by the board to effect a merger or consolidation or offered or subjected to rights or options for consideration other than cash;
     (2)  Are to be issued or subjected to rights or options under paragraph
     (d) of section 505 (Rights and options to purchase shares; issue of rights and options to directors, officers and employees);

     (3) Are to be issued to satisfy conversion or option rights theretofore granted by the corporation;

     (4)  Are treasury shares;

     (5) Are part of the shares or other securities of the corporation authorized in its original certificate of incorporation and are issued, sold or optioned within two years from the date of filing such certificate; or

     (6) Are to be issued under a plan of reorganization approved in a proceeding under any applicable act of congress relating to reorganization of corporations.

     (f) Shareholders of record entitled to preemptive rights on the record date fixed by the board under section 604 (Fixing record date), or, if no record date is fixed, then on the record date determined under section 604, and no others shall be entitled to the right defined in this section.

     (g) The board shall cause to be given to each shareholder entitled to purchase shares or other securities in accordance with this section, a notice directed to him in the manner provided in section 605 (Notice of meetings of shareholders) setting forth the time within which and the terms and conditions upon which the shareholder may purchase such shares or other securities and also the apportionment made of the right to purchase among the shareholders entitled to preemptive rights. Such notice shall be given personally or by mail at least fifteen days prior to the expiration of the period during which the shareholder shall have the right to purchase. All shareholders entitled to preemptive rights to whom notice shall have been given as aforesaid shall be deemed conclusively to have had a reasonable time in which to exercise their preemptive rights.

     (h) Shares or other securities which have been offered to shareholders having preemptive rights to purchase and which have not been purchased by them within the time fixed by the board may thereafter, for a period of not exceeding one year following the expiration of the time during which shareholders might have exercised such preemptive rights, be issued, sold or subjected to rights or options to any other person or persons at a price, without deduction of such reasonable expenses of and compensation for the sale, underwriting or purchase of such shares by underwriters or dealers as may lawfully be paid by the corporation, not less than that at which they were offered to such shareholders. Any such shares or other securities not so issued, sold or subjected to rights or options to others during such one year period shall thereafter again be subject to the preemptive rights of shareholders.

     (i) Except as otherwise provided in the certificate of incorporation and except as provided in this section, no holder of any shares of any class shall as such holder have any preemptive right to purchase any other shares or securities of any class which at any time may be sold or offered for sale by the corporation. Unless otherwise provided in the certificate of incorporation, holders of bonds on which voting rights are conferred under section 518 shall have no preemptive rights.

                        THIS PROXY IS SOLICITED BY
                BOARD OF DIRECTORS OF SMITHTOWN BANCORP, INC.
                  PROXY FOR ANNUAL MEETING OF SHAREHOLDERS

                                 To Be Held
                           Tuesday, April 2, 1996

     The undersigned shareholder of Smithtown Bancorp, Inc., revoking all proxies heretofore given with respect to the shares represented herewith, hereby constitutes and appoints BARRY BROWN, DAVID LONG, DORIS MASTERS and ROBERT SCHERDEL or any of them, the true and lawful attorneys, agents and proxies of the undersigned, with full power of substitution for and in the name, place and stead of the undersigned, with all the powers which the undersigned would possess if personally present, to vote all common shares of Smithtown Bancorp, Inc., held of record by the undersigned on February 26, 1996, at the Annual Meeting of Shareholders of Smithtown Bancorp, Inc., to be held at the Bavarian Inn, 422 Smithtown Boulevard, Lake Ronkonkoma, New York, on April 2, 1996, at 10:30 AM, or any adjournment thereof.

1.   ELECTION OF JAMES H. GLAMORE, BARRY SEIGERMAN
     AND AUGUSTA KEMPER AS DIRECTORS
          The Board recommends a vote FOR All Nominees
          / /For ALL NOMINEES.
          / /Against ALL NOMINEES.
          / /For ALL NOMINEES EXCEPT    ________________________________________
          / /Abstain                    ________________________________________

2.   INCREASE AUTHORIZED SHARES
          The Board recommends a vote FOR Proposal No 2.
          / /For proposal
          / /Against Proposal
          / /Abstain

3. DELETE PREEMPTIVE RIGHTS (Preemptive rights enable holders of Common Shares, in certain circumstances, to purchase newly issued capital stock of the Bancorp to prevent dilution.) See "AMENDMENT OF THE CERTIFICATE OF INCORPORATION TO REPEAL PREEMPTIVE RIGHTS" and "ANNEX A."
          The Board recommends a vote FOR Proposal No 3.
          / /For proposal
          / /Against Proposal
          / /Abstain

4.   APPROVAL OF INDEPENDENT AUDITORS
          The Board recommends a vote FOR Proposal No 4.
          / /For proposal
          / /Against Proposal
          / /Abstain
5. TO TRANSACT SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE MEETING AND ANY ADJOURNMENT THEREOF.

Unless otherwise specified, this proxy will be voted for the election of the nominated directors, in favor of the other proposals and in the discretion of the persons in whose favor this proxy is granted, upon matters that may properly come before the meeting.

Dated:       , 1996                     L.S.
        (Please insert date)            Signature of Shareholder

                                        L.S.
                                        Signature if Held Jointly

       This proxy should be returned in the enclosed envelope.

Additional Information Set Forth in Response to Item 10:

The Bank has agreements with Bradley Rock, Anita Florek and Marc DeSimone
(the "Executives") which would become effective in the event of a change in control of the Bank's stock. The agreement provides, in essence, that the Executives would continue to be employed for a period of five years from the date of the change in control in a position with duties and authority commensurate with the duties being performed and the authority being exercised by the Executives immediately prior to the change in control. It provides that their compensation and benefits would be commensurate with those of other executives in similar positions at the Bank or in similar positions with the organization which has acquired control of the Bank. In any event, the Executives'compensation and benefits would not be less than they were immediately prior to the change in control.

The agreement further provides that if the Executives' employment were terminated by the Bank subsequent to a change in control, for any reason other than cause, disability or death, the Executives would continue to receive the same compensation and benefits they would have received had they remained employed for a period of five years. It also provides that at any time within one year after the change in control, if the Executives elect to terminate their employment with the Bank for any reason, they will receive a lump sum severance allowance equivalent to three years' compensation and benefits at the same rate as payable to the Executives immediately prior to the change in control.