Form 10-Q
period 1996-03-31
SMITHTOWN BANCORP INC
filed 1996-05-14
CIK 747345

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, DC

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996

Commission file number 2-91511


                                SMITHTOWN BANCORP
                (Exact name of registrant as specified in its charter)


            NEW YORK                        11-2695037
    (State or other jurisdiction      (I.R.S. Employer Identification Number)
       of incorporation or
         organization)


ONE EAST MAIN STREET, SMITHTOWN, NEW YORK  11787-2801
(Address of principal executive offices)


                                516-360-9300
            (Registrant's telephone number, including area code)


                                    NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    433,268 Shares of Common stock ($5.00 Par Value) Outstanding as of March 31, 1996

                                SMITHTOWN BANCORP

                                        INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1996 and December 31, 1995

         Consolidated Statements of Income - Three months ended March 31, 1996 and 1995

         Consolidated Statements of Changes in Stockholders' Equity - Three months ended March 31, 1996 and 1995

         Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Notes to Consolidated Financial Statements


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Change in Securities - None

Item 3.  Defaults under Senior Securities - None

Item 4.  Submission of Matters to Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (A) Exhibits - None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                          As of
                                               Mar 31 96       Dec 31 95
Assets
Cash and Due from Banks                         $6,131,926      $7,003,234
Investment Securities:
     Investment Securities Held to Maturity
     Obligations of U.S. Government              2,012,426       2,013,739
     Mortgage - Backed Securities                9,928,636      10,226,753
     Obligations of State and Political
        Subdivisions                             4,483,631       4,647,865
                                               -----------     -----------
     Total                                      16,424,693      16,888,357
     Investment Securities Available for Sale
     Obligations of U.S. Government              1,002,805       3,008,900
     Obligations of U.S. Government Agencies     3,980,700       3,015,900
     Mortgage - Backed Securities               15,655,700      13,155,534
     Other Securities                              599,800         599,000
                                               -----------     -----------
     Total                                      21,239,005      19,779,334
     Total Investment Securities                37,663,698      36,667,691
     (Market value $37,538,566 at 3/31/96 and
     $36,755,073 at 12/31/95)
Federal Funds Sold                              11,600,000       6,750,000
Loans
     Real Estate                                65,253,043      62,926,321
     Commercial and Industrial                  19,541,352      19,074,380
     Loans to Individuals for Household,
      Family and Other Personal Expenditures    14,668,111      15,993,856
     Other                                         100,470          74,704
                                               -----------     -----------
     Total                                      99,562,976      98,069,261
     Less: Unearned Discount                      (611,354)       (655,323)
              Reserve for Possible Loan Losses  (1,525,294)     (1,429,894)
                                               -----------     -----------
     Loans, Net                                 97,426,328      95,984,044
Bank Premises and Equipment                      2,810,529       3,173,036
Other Assets
     Other Real Estate Owned                     4,566,544       5,046,544
     Other                                       2,792,534       2,903,725
                                               -----------     -----------
     Total Assets                             $162,991,559    $157,528,274
                                               ===========     ===========

Liabilities
Deposits:
     Demand                                    $33,855,766     $35,944,658
     Money Market                               26,294,129      23,376,214
     NOW                                        13,600,392      13,341,511
     Savings                                    46,542,553      46,314,234
     Certificates of Deposit
        $100,000 and Over                        7,352,895       4,986,024
     Other Time Deposits                        21,324,432      19,618,856
                                               -----------     -----------
     Total                                     148,970,167     143,581,497
Dividend Payable                                   138,646         121,315
Other Liabilities                                1,044,548         988,389
                                               -----------     -----------
     Total                                     150,153,361     144,691,201
Capital Accounts
Common Stock - $5.00 Par Value, 500,000 Shares   2,239,775       2,239,775
     Authorized; 447,955 Shares Issued
Unrealized Loss on Investment Securities
     Available for Sale                            (87,184)        (28,157)
Surplus                                          1,993,574       1,993,574
Retained Earnings                                9,138,672       9,078,520
                                               -----------     -----------
     Total                                      13,284,837      13,283,712
     Less: Treasury Stock                         (446,639)       (446,639)
                                               -----------     -----------
     Total                                      12,838,198      12,837,073
                                               -----------     -----------
     Total Liabilities and Capital            $162,991,559    $157,528,274
                                               ===========     ===========

SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                    For Three Months Ended
                                                  Mar 31 96       Mar 31 95
Interest Income
Interest and Fees on Loans                       $2,314,017      $1,942,536
Interest and Dividends on:
     Obligations of U.S. Government                  46,658         152,767
     Obligations of U.S. Government Agencies         45,453          44,793
     Mortgage - Backed Securities                   325,189         507,508
     Obligations of State & Political
        Subdivisions                                 70,846          87,209
     Other Securities                                 9,063           1,908
Interest on Federal Funds Sold                      151,867          27,480
Interest on Balances Due From Depository
    Institutions                                        125               0
                                                -----------     -----------
     Total Interest Income                        2,963,218       2,764,201
                                                -----------     -----------
Interest Expense
Money Market Accounts                               215,571         181,945
Savings                                             335,178         342,664
Certificates of Deposit $100,000 and Over            49,747          35,501
Other Time Deposits                                 282,074         151,321
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase                  0          86,507
                                                -----------     -----------
     Total Interest Expense                         882,570         797,938
                                                -----------     -----------
     Net Interest Income                          2,080,648       1,966,263
     Provision for Possible Loan Losses              90,000          30,000
                                                -----------     -----------
Net Interest Income After Provision for
    Possible Loan Losses                          1,990,648       1,936,263
                                                -----------     -----------
Other Non - Interest Income
Trust Department Income                             102,935          72,018
Service Charges on Deposit Accounts                 320,659         326,394
Other Income                                        151,536         116,438
Net Securities Transactions                               0           1,826
                                                -----------     -----------
     Total Other Non - Interest Income              575,130         516,676
                                                -----------     -----------
Other Operating Expenses
Salaries                                            919,920         849,957
Pension and Other Employee Benefits                 230,823         227,750
Net Occupancy Expense of Bank Premises              331,057         227,185
Furniture and Equipment Expense                     168,648         152,012
Miscellaneous Operating Expense                     618,983         485,056
                                                -----------     -----------
     Total Other Operating Expense                2,269,431       1,941,960
                                                -----------     -----------
Income Before Income Taxes                          296,347         510,979
Provision for Income Taxes                           97,550         180,000
                                                -----------     -----------
     Net Income                                    $198,797        $330,979
                                                ===========     ===========
Earnings Per Share
Net Income                                           $0.46           $0.77
Cash Dividends Paid                                  $0.28           $0.28
Weighted Average Shares Outstanding                433,268         432,268

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                   COMMON STOCK                         UNREALIZED                COST OF
                              ----------------------                    GAIN(LOSS)                 COMMON          TOTAL
                                SHARES                  CAPITAL       ON SECURITIES    RETAINED   STOCK IN    STOCKHOLDERS'
                              OUTSTANDING    AMOUNT     SURPLUS    AVAILABLE FOR SALE  EARNINGS   TREASURY        EQUITY

Balance at 1/1/95               427,666    $2,239,775  $1,993,118      ($134,616)      $8,092,029  ($584,588)   $11,605,718
Net Income                                                                                330,979                   330,979
Cash Dividend Declared                                                                   (121,111)                 (121,111)
Allowance for Unrealized Gain                                             73,943                                     73,943
Sale of Treasury Stock                                                                               119,998        119,998
                              ---------   -----------  ----------    -----------      -----------  ---------   ------------
Balance at 3/31/95              427,666    $2,239,775  $1,993,118       ($60,673)      $8,301,897  ($464,590)   $12,009,527
                              =========   ===========  ==========    ===========      ===========  =========  =============

Balance at 1/1/96               433,268    $2,239,775  $1,993,574       ($28,157)      $9,078,520  ($446,639)   $12,837,073
Net Income                                                                                198,797                   198,797
Cash Dividend Declared                                                                   (138,645)                 (138,645)
Allowance for Unrealized Loss                                            (59,027)                                   (59,027)
                              ---------   -----------  ----------    -----------      -----------  ---------   ------------
Balance at 3/31/96              433,268    $2,239,775  $1,993,574       ($87,184)      $9,138,672  ($446,639)   $12,838,198
                              =========   ===========  ==========    ===========      ===========  =========  =============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                   For Three Months Ended
                                                  Mar 31 96       Mar 31 95
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                        $198,797        $330,979
                                                 ---------       ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real
        Estate Owned                                60,000               0
     Depreciation on Premises and Equipment        119,278         107,528
     Provision for Possible Loan Losses             90,000          30,000
     Net Gain on Sales of
        Investment Securities                            0         (1,826)
     Amortization of Transition Obligation          11,925          31,800
     Loss on Sale of Bank Property                  57,568               0
     Increase in Interest Payable                   12,778          18,390
     Increase(Decrease)in Miscellaneous Payables
        and Accrued Expenses                        38,108         (36,885)
     (Increase)Decrease in Fees and Commissions
        Receivable                                 (22,800)         22,863
     Decrease in Interest Receivable                47,655         177,866
     (Increase)Decrease in Prepaid Expenses         54,836         (65,436)
     Increase in Miscellaneous Receivables          (5,164)         (5,040)
     Decrease in Income Taxes Receivable            40,587         245,148
     Increase in Deferred Taxes                          0         (35,175)
     Decrease in Accumulated Post Retirement
        Benefit Obligation                         (10,575)        (11,772)
     Amortization of Investment Security
        Premiums and Accretion of Discounts       (118,893)         (2,929)
                                                 ---------        --------
     CASH PROVIDED BY OPERATING ACTIVITIES         375,303         474,532
                                                 ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Maturities of Investment
        Securities Held to Maturity                453,232       3,355,852
     Proceeds from Maturities of Investment
        Securities Available for Sale            2,783,613       4,509,824
     Purchases of Investment Securities
        Available for Sale                      (4,172,986)              0
     Net Increase in Federal Funds              (4,850,000)       (400,000)
     Net Increase in Loans                      (1,532,284)     (3,572,621)
     Purchases of Premises and Equipment           (19,578)        (49,746)
     Proceeds from Sale of Bank Property           205,239               0
     Proceeds from Sale of Other
        Real Estate Owned                          420,000               0
                                                 ---------       ---------
     CASH PROVIDED(USED) BY INVESTING
        ACTIVITIES                              (6,712,764)      3,843,309
                                                 ---------       ---------
Cash Flows from Financing Activities
     Net Increase (Decrease) in Demand Deposits,
        NOW Accounts and Savings Accounts        1,316,224      (3,398,086)
     Net Increase in Time Accounts               4,072,447       7,558,953
     Cash Dividends Paid                          (121,315)       (106,917)
     Net Decrease in Securities Sold Under
        Agreements to Repurchase                         0      (9,003,500)
     Proceeds from Sale of Treasury Stock                0         119,998
                                                 ---------       ---------
     CASH PROVIDED(USED)BY FINANCING
        ACTIVITIES                               5,267,356      (4,829,552)
                                                 ---------       ---------
     Net Decrease in Cash and Due from Banks      (871,308)       (180,732)
     Cash and Due from Banks, Beginning
        of Year                                  7,003,234       5,955,650
                                                 ---------       ---------
     Cash and Due from Banks, End of Year       $6,131,926      $5,774,918
                                                 =========       =========
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
      Interest                                          $0         $86,507

Non-cash Investing Activities
     Loans Transferred to Other Real
        Estate Owned                                    $0         $87,099

Management's Discussion and Analysis of Financial Condition and Results of Operations

    Smithtown Bancorp, a one-bank holding company, acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual Report 10KSB for the period ended December 31, 1995.

    The segregation of the Bank's Balance Sheet remained stable from December 31, 1995 to March 31, 1996, although total assets increased from $157,528,274 to $162,991,559 or 3.47%. Investment securities represent 23.10% of total assets and yield approximately 5.67%. Federal Funds Sold comprise 7.12% of assets and yield approximately 5.24%. Loans now represent 60.71% of assets and currently yield 9.35%. One piece of commercial property carried in Other Real Estate Owned at December 31, 1995, was sold during first quarter 1996 at its carrying value, and thereby reduced non - performing assets by $420,000. Total deposits increased from December 31, 1995 from $143,581,497 to $148,970,167 or by 3.75%. The largest increase has been in Certificates of Deposit and Money Market Accounts. The Bank's cost of funds remains very low at 3.07%. This increase in deposits has been funneled into new loan originations, investment securities and Federal Funds Sold. Interest margin , although slightly lower than at December 31, remains high compared to peers at 5.27%. Capital remained constant due to the combination of a slightly increased dividend and reduced earnings for the quarter. Book value of the Bank's stock remains at $29.63. Leverage capital and risk based capital remain very strong at 7.94% and 12.78%. The following table details Smithtown Bancorp's capital ratios at March 31, 1996 and December 31, 1995 as compared to regulatory guidelines.

                March 31, 1996      December 31,1995        Required

Tier I              11.51              11.63                 4.00

Tier II             1.25                1.25                   **

Total Risk Based   12.78               12.89                 8.00
Capital Ratio

Leverage Ratio      7.94                8.15                 4.00
** Tier II Capital is limited to maximum of 100% of Tier I Capital.

    Results of operations for the first quarter were positive, although low compared to prior quarters. Due to the aggressive re-engineering efforts during the first three months of the year, income only reached $198,797. The planning stages of this re-engineering began during third and fourth quarters of 1995, and its effects on bottom line have been calculated. Benefits from the program will begin during fourth quarter of 1996 and will continue forward. This re-engineering has streamlined processes, improved efficiencies, increased non-interest income and ultimately will result in reduced fulltime equivalent employees. As can be seen from the Bank's Income Statement, interest income and fees on loans has increased by 19.12% from first quarter 1995 due to increased volume. Investment security income on a tax equivalent basis for first quarter 1996 as compared to first quarter 1995 has declined by $305,406 or 36.39% due to reduced volume. Interest expense has increased by $84,632 or 10.61% due to the higher overall deposit level, the increase in interest bearing accounts and higher interest rates. Non-interest income increased over first quarter 1995 by 11.31% primarily due to higher trust department income and loan origination fee income. Non-interest expense has increased by 16.86%, a result of increased salary and benefit expense, increased occupancy expenses due to our new Northport branch, and consulting expenses related to the re-engineering project.

    Although net income was low for first quarter 1996, as the benefits from the re-engineering effort begin to migrate to the bottom line, earnings for 1996 are expected to exceed that of 1995. Loan demand remains strong, and active Asset/Liability management continues to provide for high interest margins. These strategies in combination with the continued acquisition of high quality credits, continue to provide for increased profitability and shareholder value for 1996 and in the future.

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT                BANK OF SMITHTOWN
                                                    GAP REPORT 3/31/96


                                      3 MONTHS      3 -6           6 - 12          1-5         5+
                          REVOLVING    OR LESS      MONTHS         MONTHS         YEARS      YEARS          OTHER       TOTAL
                         ----------   ---------   -----------    ----------    -----------  ----------    ---------   ----------
ASSETS:
- -----------------------
   INVESTMENTS                          65,750      3,104,215     2,103,535    17,275,679   14,514,719     599,800     37,663,698
   FED FUNDS SOLD        11,600,000                                                                                    11,600,000
   LOANS:
       INSTALLMENT                     887,143        894,822     1,768,795    15,835,516    1,136,540                 20,522,816
       REAL ESTATE AND
            COMMERCIAL   23,612,444  4,090,806        922,238     5,792,045    29,787,349   11,989,030     100,470     76,294,382
   CASH & DUE                           21,212                                                           6,110,714      6,131,926
   FIXED ASSETS                                                                                          2,810,529      2,810,529
   OTHER ASSETS                                                                                          7,359,078      7,359,078
   A/L/L                                                                                                (1,525,294)    (1,525,294)
   NON-ACCRUALS &
   UNEARNED DISCOUNT                                                                                     2,134,424      2,134,424
                         ----------   ---------   -----------    ----------    -----------  ----------    ---------   -----------
TOTAL                    35,212,444   5,064,911     4,921,275     9,664,375    62,898,544   27,640,289  17,589,721    162,991,559
                         ==========   =========   ===========    ==========    ===========  ==========   ==========   ===========
LIABILITIES:
- -----------------------
   SAVINGS                            2,327,128     2,327,128     4,654,255    37,234,042                              46,542,553
   MONEY MARKETS                      3,286,766     3,286,766     6,573,532    13,147,065                              26,294,129
   NOW                                  680,019       680,020     1,360,039    10,880,314                              13,600,392
   CD<100                   250,232   4,712,215     5,140,693     4,776,090     5,715,727                              20,594,957
   CD>100                 1,054,375   2,700,832       567,387       606,558     2,423,743                               7,352,895
   HOLIDAY CLUBS                                                                                            729,475       729,475
   DEMAND                               851,117       851,117     1,702,234    13,617,868                17,022,335    34,044,671
   OTHER LIABILITIES                                                                                      1,044,548     1,044,548
   STOCKHOLDERS' EQUITY                                                                                  12,787,939    12,787,939
                         ----------   ---------   -----------    ----------    -----------  ----------   ----------   -----------
TOTAL                     1,304,607  14,558,077    12,853,111    19,672,708    83,018,759                31,584,297   162,991,559
                         ==========   =========   ===========    ==========    ===========  ==========   ==========   ===========
INTEREST SENSITIVITY GAP
PER PERIOD               33,907,837  (9,493,166)   (7,931,836)  (10,008,333)  (20,120,215)  27,640,289  (13,994,576)
GAP/TOTAL ASSETS             20.80%      (5.82%)       (4.87%)       (6.14%)      (12.34%)      16.96%
CUMULATIVE INTEREST
SENSITIVITY GAP          33,907,837  24,414,671    16,482,835     6,474,502   (13,645,713)  13,994,576
% OF CUMULATIVE GAP
TO TOTAL ASSETS              20.80%       14.98%        10.11%         3.97%       (8.37%)       8.59%

ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF MARCH 31, 1996
  2) FINAL MATURITIES USED FOR MORTGAGE BACKED SECURITIES
  3) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  4) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statement Presentation

    In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1996, and its results of operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Earnings Per Common Share

    Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


Investment Securities

    Market Value:

            March     31,     1996          $37,538,566
            December  31,     1995          $36,755,073



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










SMITHTOWN BANCORP



May 10, 1996                            _________________________________
                                        by /s/ Bradley E. Rock, President



May 10, 1996                            _________________________________
                                        by /s/ Anita Florek, Treasurer