Form 10-Q
period 1996-06-30
SMITHTOWN BANCORP INC
filed 1996-08-13
CIK 747345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996

Commission file number 2-91511


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

         Yes  X    No
             ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         433,268 Shares of Common stock ($5.00 Par Value) Outstanding as of June 30, 1996.

                             SMITHTOWN BANCORP, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - June 30, 1996 and December 31, 1995

            Consolidated Statements of Income - Three months ended June 30, 1996 and 1995, and six months ended June 30, 1996 and 1995

            Consolidated Statements of Changes in Stockholders' Equity - Six months ended June 30, 1996 and 1995

            Consolidated Statements of Cash Flows - Three months ended June 30, 1996 and 1995, and six months ended June 30, 1996 and 1995

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

Item 4.     Submission of Matters to Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     (a) Exhibits - None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)           (Audited)

                                                                       AS OF
                                                         JUNE 30, 1996       DECEMBER 31, 1995
                                                         -------------       -----------------
ASSETS
Cash and Due from Banks                                  $   7,703,429         $   7,003,234
Investment Securities:
  Investment Securities Held to Maturity
  Obligations of U.S. Government                             2,011,095             2,013,739
  Obligation of U.S. Government Agencies                             0                     0
  Mortgage-Backed Securities                                 9,566,177            10,226,753
  Obligations of State and Political Subdivisions            5,162,263             4,647,865
                                                         -------------         -------------
       Total                                                16,739,535            16,888,357
                                                         -------------         -------------
  Investment Securities Available for Sale
  Obligations of U.S. Government                             1,000,780             3,008,900
  Obligations of U.S. Government Agencies                   10,838,390             3,015,900
  Mortgage-Backed Securities                                22,343,314            13,155,534
  Other Securities                                             599,800               599,000
                                                         -------------         -------------
       Total                                                34,782,284            19,779,334
                                                         -------------         -------------
         Total Investment Securities                        51,521,819            36,667,691
                                                         -------------         -------------
         (Market value $51,216,363 at 6/30/96 and
          $36,755,073 at 12/31/95)
Federal Funds Sold                                           6,850,000             6,750,000
Loans
  Real Estate                                               69,010,059            62,926,321
  Commercial and Industrial                                 19,495,201            19,074,380
  Loans to Individuals for Household, Family and
  Other Personal Expenditures                               13,713,200            15,993,856
  Other                                                         94,364                74,704
                                                         -------------         -------------
       Total                                               102,312,824            98,069,261
  Less:  Unearned Discount                                    (545,410)             (655,323)
             Reserve for Possible Loan Losses               (1,525,100)           (1,429,894)
                                                         -------------         -------------
  Loans, Net                                               100,242,314            95,984,044
                                                         -------------         -------------
Bank Premises and Equipment                                  2,766,120             3,173,036
Other Assets
  Other Real Estate Owned                                    3,893,630             5,046,544
  Other                                                      3,251,207             2,903,725
                                                         -------------         -------------
  TOTAL ASSETS                                           $ 176,228,519         $ 157,528,274
                                                         =============         =============


LIABILITIES
Deposits:
  Demand                                                 $  39,829,698         $  35,944,658
  Money Market                                              26,580,038            23,376,214
  NOW                                                       14,079,203            13,341,511
  Savings                                                   47,029,023            46,314,234
  Certificates of Deposit $100,000 and over                  8,209,935             4,986,024
  Other Time Deposits                                       21,803,496            19,618,856
                                                         -------------         -------------
      Total                                                157,531,393           143,581,497
Dividend Payable                                               138,646               121,315
Securities Sold Under Agreements to Repurchase               2,800,000                     0
Demand Notes Issued to the U.S. Treasury                     2,045,713                     0
Other Liabilities                                              940,712               988,389
                                                         -------------         -------------
  Total                                                    163,456,464           144,691,201
                                                         -------------         -------------

CAPITAL ACCOUNTS
Common Stock - $5.00 Par Value, 500,000 Shares               2,239,775             2,239,775
   Authorized; 447,955 Shares Issued
Unrealized Loss on Investment Securities
   Available for Sale                                         (306,099)              (28,157)
Surplus                                                      1,993,574             1,993,574
Retained Earnings                                            9,291,444             9,078,520
                                                         -------------         -------------
   Total                                                    13,218,694            13,283,712
   Less:  Treasury Stock                                      (446,639)             (446,639)
                                                         -------------         -------------
   Total                                                    12,772,055            12,837,073

   TOTAL LIABILITIES AND CAPITAL                         $ 176,228,519         $ 157,528,274
                                                         =============         =============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                          FOR THREE MONTHS ENDED
                                                      JUNE 30,  1996 JUNE 30,  1995
                                                      -------------- --------------
INTEREST INCOME
Interest and Fees on Loans                               $2,362,333    $2,005,789
Interest and Dividends on:
  Obligations of U.S. Government                             39,049       109,248
  Obligations of U.S. Government Agencies                   129,037        44,711
  Mortgage-Backed Securities                                399,452       491,520
  Obligations of State & Political Subdivisions              70,513        83,105
 Other Securities                                             9,538         1,908
Interest on Federal Funds Sold                              110,333        68,997
Interest on Balances Due From Depository Institutions           207             0
                                                         ----------    ----------
  Total Interest Income                                   3,120,462     2,805,278
                                                         ----------    ----------
INTEREST EXPENSE
Money Market Accounts                                       199,863       175,446
Savings                                                     336,535       344,762
Certificates of Deposit $100,000 and Over                    71,843        49,354
Other Time Deposits                                         284,663       250,700
Interest on Federal Funds Purchased and Securities
     Sold Under agreements to Repurchase                     14,375        20,003
Interest on Demand Notes Issued to the U.S. Treasury          5,379             0
                                                         ----------    ----------
     Total Interest Expense                                 912,658       840,265
                                                         ----------    ----------
     Net Interest Income                                  2,207,804     1,965,013
     Provision for Possible Loan Losses                     130,000        30,000
                                                         ----------    ----------
     Net Interest Income After Provision for Possible
                            Loan Losses                   2,077,804     1,935,013
                                                         ----------    ----------
OTHER NON - INTEREST INCOME
Trust Department Income                                      92,875       100,460
Service Charges on Deposit Accounts                         322,352       322,123
Other Income                                                132,565        77,185
                                                         ----------    ----------
   Total Other Non - Interest Income                        547,792       499,768
                                                         ----------    ----------
OTHER OPERATING EXPENSES
Salaries                                                    876,325       868,248
Pension and Other Employee Benefits                         209,401       197,043
Net Occupancy Expense of Bank Premises                      253,496       207,380
Furniture and Equipment Expense                             159,788       148,429
Miscellaneous Operating Expense                             677,750       450,916
                                                         ----------    ----------
   Total Other Operating Expense                          2,176,760     1,872,016
                                                         ----------    ----------

Income Before Income Taxes                                  448,836       562,765
Provision for Income Taxes                                  157,418       203,700
                                                         ----------    ----------
   NET INCOME                                            $  291,418    $  359,065
                                                         ==========    ==========

Earnings Per Share
Net Income                                               $     0.67    $     0.83
Cash Dividends Paid                                      $     0.32    $     0.28
Weighted Average Shares Outstanding                         433,268       432,590

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                            FOR SIX MONTHS ENDED
                                                       JUNE 30, 1996 JUNE 30, 1995
                                                       ------------- --------------
INTEREST INCOME
Interest and Fees on Loans                               $4,676,350    $3,948,325
Interest and Dividends on:
  Obligations of U.S. Government                             85,707       262,015
  Obligations of U.S. Government Agencies                   174,490        89,504
  Mortgage-Backed Securities                                724,641       999,028
  Obligations of State & Political Subdivisions             141,359       170,314
 Other Securities                                            18,601         3,816
Interest on Federal Funds Sold                              262,200        96,477
Interest on Balances Due From Depository Institutions           332             0
                                                         ----------    ----------
  Total Interest Income                                   6,083,680     5,569,479
                                                         ----------    ----------
INTEREST EXPENSE
Money Market Accounts                                       415,434       357,391
Savings                                                     671,713       687,426
Certificates of Deposit $100,000 and Over                   121,590        84,855
Other Time Deposits                                         566,737       402,021
Interest on Federal Funds Purchased and Securities
     Sold Under agreements to Repurchase                     14,375       106,510
Interest on Demand Notes Issued to the U.S. Treasury          5,379             0
                                                         ----------    ----------
     Total Interest Expense                               1,795,228     1,638,203
                                                         ----------    ----------
     Net Interest Income                                  4,288,452     3,931,276
     Provision for Possible Loan Losses                     220,000        60,000
                                                         ----------    ----------
     Net Interest Income After Provision for Possible
                     Loan Losses                          4,068,452     3,871,276
                                                         ----------    ----------
OTHER NON - INTEREST INCOME
Trust Department Income                                     195,810       172,478
Service Charges on Deposit Accounts                         643,011       648,517
Other Income                                                284,101       193,623
Net Securities Transactions                                       0         1,826
                                                         ----------    ----------
   Total Other Non - Interest Income                      1,122,922     1,016,444
                                                         ----------    ----------
OTHER OPERATING EXPENSES
Salaries                                                  1,796,245     1,718,205
Pension and Other Employee Benefits                         440,224       424,793
Net Occupancy Expense of Bank Premises                      584,553       434,565
Furniture and Equipment Expense                             328,436       300,441
Miscellaneous Operating Expense                           1,296,733       935,972
                                                         ----------    ----------
   Total Other Operating Expense                          4,446,191     3,813,976
                                                         ----------    ----------
Income Before Income Taxes                                  745,183     1,073,744
Provision for Income Taxes                                  254,968       383,700
                                                         ----------    ----------
   NET INCOME                                            $  490,215    $  690,044
                                                         ==========    ==========
Earnings Per Share
Net Income                                               $     1.13    $     1.60
Cash Dividends Paid                                      $     0.60    $     0.56
Weighted Average Shares Outstanding                         433,268       432,590

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                            FOR THREE MONTHS ENDED
                                                        JUNE 30, 1996    JUNE 30, 1995
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $    291,418     $   359,065
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned             20,000               0
     Depreciation on Premises and Equipment                   115,903         109,625
     Provision for Possible Loan Losses                       130,000          30,000
     Amortization of Transition Obligation                     11,925          18,550
     Increase in Interest Payable                               2,486          60,234
     Decrease in Miscellaneous Payables and
                  Accrued Expenses                            (68,145)        (96,461)
     Increase in Fees and Commissions
                  Receivable                                  (22,800)        (21,800)
     Increase in Interest Receivable                         (266,153)        (83,814)
     Decrease in Prepaid Expenses                              11,254         101,892
     Decrease in Miscellaneous Receivables                      8,189         929,796
     Increase in Income Taxes Receivable                      (33,491)              0
     (Increase) Decrease in Deferred Taxes                      9,909         (22,323)
     Decrease in accumulated Post Retirement Benefit
                  Obligation                                  (11,501)        (11,500)
     Amortization of Investment Security Premiums and
                  Accretion of Discounts                       47,604          (2,959)
                                                         ------------     -----------
     CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $    (44,820)    $ 1,011,240
                                                         ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities on Investment Securities
                Held to Maturity                              387,769         605,206
  Proceeds from Maturities of Investment Securities
                Available for Sale                            937,972       1,975,374
  Purchases of Investment Securities Available for
               Sale                                       (14,937,302)              0
  Purchases of Investment Securities Held to
              Maturity                                       (714,347)              0
  Net (Increase) Decrease in Federal Funds Sold             4,750,000      (7,850,000)
  Net Increase in Loans                                    (2,945,985)     (2,164,670)
  Purchases of Premises and Equipment                         (71,494)        (38,385)
  Proceeds from Sale of Other Real Estate Owned               650,000               0
                                                         ------------     -----------
CASH USED BY INVESTING ACTIVITIES                        $(11,943,387)    $(7,472,475)
                                                         ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in demand Deposits, NOW
             Accounts and Savings Accounts                  7,225,121       2,890,102
  Net Increase in Time Accounts                             1,336,104       4,460,362
  Cash Dividends Paid                                        (138,646)       (121,110)
  Net Increase in Borrowed Funds                            4,845,713               0
  Proceeds from Sale of Treasury Stock                              0           3,408
                                                         ------------     -----------
  CASH PROVIDED BY FINANCING ACTIVITIES                  $ 13,268,292     $ 7,232,762
                                                         ------------     -----------
  Net Increase in Cash and Due from Banks                   1,571,503       1,130,592
  Cash and Due from Banks, Beginning                        6,131,926       5,774,918
                                                         ------------     -----------
 Cash and Due from Banks, Ending                         $  7,703,429     $ 6,905,510
                                                         ============     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Year for:
         Income Taxes                                    $    181,000     $   209,631

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                              FOR SIX MONTHS ENDED
                                                            6/30/96          6/30/95
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $    490,215     $    690,044
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned             80,000                0
     Depreciation on Premises and Equipment                   235,181          217,153
     Provision for Possible Loan Losses                       220,000           60,000
     Net Gain on Sales of Investment Securities                     0           (1,826)
     Amortization of Transition Obligation                     23,850           50,350
     Loss on Sale of Bank Property                             57,568                0
     Increase in Interest Payable                              15,264           78,624
     Decrease in Miscellaneous Payables and
                 Accrued Expenses                             (30,037)        (133,346)
     (Increase) Decrease in Fees and Commissions
                Receivable                                    (45,600)           1,063
     (Increase) Decrease in Interest Receivable              (218,498)          94,052
     Decrease in Prepaid Expenses                              66,090           36,456
     Decrease in Miscellaneous Receivables                      3,025          924,756
     Decrease in Income Taxes Receivable                        7,096          245,148
     (Increase) Decrease in Deferred Taxes                      9,909          (57,498)
     Decrease in accumulated Post Retirement Benefit
                  Obligation                                  (22,076)         (23,272)
     Amortization of Investment Security Premiums and
                  Accretion of Discounts                      (71,289)          (5,888)
                                                         ------------     ------------
     CASH PROVIDED BY OPERATING ACTIVITIES               $    330,483     $  1,485,772
                                                         ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities on Investment Securities
                Held to Maturity                              841,001        3,961,058
  Proceeds from Maturities of Investment Securities
               Available for Sale                           3,721,585        6,485,198
  Purchases of Investment Securities Available for
               Sale                                       (19,110,288)               0
  Purchases of Investment Securities Held to
             Maturity                                        (714,347)               0
  Net Increase in Federal Funds Sold                         (100,000)      (8,250,000)
  Net Increase in Loans                                    (4,478,269)      (5,737,291)
  Purchases of Premises and Equipment                         (91,072)         (88,131)
  Proceeds from Sale of Bank Property                         205,239                0
  Proceeds from Sale of Other Real Estate Owned             1,070,000                0
                                                         ------------     ------------
CASH USED BY INVESTING ACTIVITIES                        $(18,656,151)    $ (3,629,166)
                                                                          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Demand Deposits, NOW
              Accounts and Savings Accounts                 8,541,345         (507,984)
  Net Increase in Time Accounts                             5,408,551       12,019,315
  Cash Dividends Paid                                        (259,961)        (228,027)
  Net Increase (Decrease) in Borrowed Funds                 4,845,713       (9,003,500)
  Proceeds from Sale of Treasury Stock                              0          123,406
                                                         ------------     ------------
  CASH PROVIDED BY FINANCING ACTIVITIES                  $ 18,535,648     $  2,403,210
                                                         ------------     ------------

  Net Increase in Cash and Due from Banks                     700,195          949,860
  Cash and Due from Banks, Beginning of Year                7,003,234        5,955,650
                                                         ------------     ------------
 Cash and Due from Banks, End of Year                    $  7,703,429     $  6,905,510
                                                         ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid During the year for:
            Interest:                                    $     19,754     $    106,511
            Income Taxes                                 $    237,963     $    229,580

NON-CASH INVESTING ACTIVITIES
  Loans Transferred to Other Real Estate Owned           $          0     $     87,099

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                      UNREALIZED                          COST OF
                                         COMMON STOCK                      LOSS                           COMMON          TOTAL
                              SHARES                       CAPITAL    ON SECURITIES           RETAINED    STOCK IN     STOCKHOLDERS'
                            OUTSTANDING      AMOUNT        SURPLUS    AVAILABLE FOR SALE      EARNINGS    TREASURY        EQUITY
                            -----------      ------        -------    ------------------    ----------    --------        ------

Balance at January 1, 1995    427,666      $2,239,775   $1,993,118       $  (134,616)      $ 8,092,029     $(584,588)   $11,605,718
Net Income                                                                                     690,044                      690,044
Cash Dividend Declared                                                                        (242,260)                    (242,260)
Allowance for Unrealized
           Gain                                                              114,921                                        114,921
Sale of Treasury Stock                                           84                                          123,322        123,406
                              --------      ----------   ----------      -----------       -----------     ---------    -----------
BALANCE AT JUNE 30, 1995       427,666      $2,239,775   $1,993,202      $   (19,695)      $ 8,539,813     $(461,266)   $12,291,829
                               =======      ==========   ==========      ===========       ===========     =========    ===========


Balance at January 1, 1996     433,268      $2,239,775   $1,993,574      $   (28,157)       $9,078,520     $(446,639)   $12,837,073
Net Income                                                                                     490,215                      490,215
Cash Dividend Declared                                                                        (277,291)                    (277,291)
Allowance for Unrealized
          Loss                                                              (277,942)                                     (277,942)
Sale of Treasury Stock
                              --------      ----------   ----------      -----------       -----------     ---------    -----------
BALANCE AT JUNE 30, 1996      $433,268      $2,239,775   $1,993,574      $  (306,099)      $ 9,291,444     $(446,639)   $12,772,055
                              ========      ==========   ==========      ===========       ===========     =========   ============

         Management's Discussion and Analysis of Financial Condition and Results of Operation

         Smithtown Bancorp, a one-bank holding company, acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual Report 10KSB from the period ended December 31, 1995 and a Quarterly Report 10Q for the period ended March 31, 1996.

         The Bank's Balance Sheet for June 30, 1996 grew by 11.87% over December 31, 1995. On the Asset side of the Balance Sheet, total Investment Securities increased by $14,854,128 or 40.51%, primarily through the purchase of GNMA ARM's and FNMA and FHLB mortgage-backed securities. A majority of the security purchases were placed in the Available for Sale portfolio. Loan growth for the six month period was $4,353,476, representing a 4.46% increase. The bank's loan to deposit ratio at June 30, 1996 was 67.85%. Yield on average interest earning assets for that same period was 8.55%. Other Real Estate Owned was reduced by $1,152,914 as a result of two property sales. On the Liability side of the Balance Sheet, total Deposits increased by $13,949,896 or 9.71% over December 31, 1995. As can be seen from the deposit allocation on the Balance Sheet, all types of deposit accounts grew during the first six months. The bank entered into a two year repurchase agreement during second quarter, the funds from which were used to purchase a two year callable FNMA security resulting in an after tax benefit of 76 basis points. Bank of Smithtown also became a note option depositary with the U.S. Treasury during second quarter, and at June 30, 1996 demand note balances at the bank were $2,045,713. Total Capital at June 30 was $12,772,055 as compared to $12,837,073 at June 30, 1995, a .50% decrease due entirely to the decline in Unrealized Losses on Securities Available for Sale. Capital ratios, net of the unrealized loss, remain strong by all guidelines and are outlined below.

                         JUNE 30, 1996        DECEMBER 31, 1995          REQUIRED
Tier I                       11.40                  11.63                  4.00

Tier II                       1.25                   1.25                 * * *

Total Risk Based
Capital Ratio                12.66                  12.89                  8.00

Leverage Ratio                7.52                   8.15                  4.00

         Income for the six months ended June 30, 1996 was $490,215 as compared to $690,044 for the same period during 1995. An analysis of the Income Statement shows loan income for the six month period in 1996 was 18.44% higher than in 1995. Investment security income was $1,144,798 as compared to $1,524,677, a 24.92% reduction due to reduced average balances in 1996. Total interest expense was 9.59% higher during 1996, as a result of higher levels of deposits. The Provision for Possible Loan Losses was $220,000 for the six month period ending June 30, 1996 as compared to $60,000 during 1995. This increase was necessitated to provide adequate coverage for both a greatly increased loan portfolio, and one large nonperforming real estate loan. Net interest income after this provision still remained 5.09% greater than that of 1995. Total non-interest income was 10.48% greater during the first six months of 1996 due to trust income, and a reduced OREO Valuation Provision. Other Operating Expenses were $4,446,191 as compared to $3,813,976 or 16.58% higher, due totally to the consulting expenses related to the bank's reengineering efforts. These consulting expenses will be paid in full during August 1996 and thereafter, the benefits of the effort will be reflected in Net Income. The benefits of the reengineering have already resulted in greater reduced salary expense for active employees. The full effects of this project, including a reduction of approximately 25 full time equivalent employees, will begin during fourth quarter.

         Management remains confident that the second six months of 1996 will reflect great improvements to bottom line, with all financial ratios remaining strong.

                                BANK OF SMITHTOWN
                               GAP REPORT 6/30/96

                                                    3 MONTHS          3-6            6-12           1-5            5+
                                     REVOLVING      OR LESS         MONTHS          MONTHS         YEARS         YEARS
                                     ---------     ----------       ------          ------         -----         -----
ASSETS:
  INVESTMENTS                       $     33,600  $  2,111,233   $  2,004,191   $ 13,224,154   $ 20,348,784  $ 13,200,057
  FED FUNDS SOLD                       6,850,000             0              0              0              0             0
  LOANS:
    INSTALLMENT                              133       864,868        787,734      1,854,378     14,808,790       956,740
    REAL ESTATE AND COMMERCIAL        25,763,820     3,152,973      1,606,516      4,923,130     17,353,572    27,290,809
  CASH & DUE                                   0        29,948              0              0              0             0
  FIXED ASSETS                                 0             0              0              0              0             0
  OTHER ASSETS                                 0             0              0              0              0             0
  A/L/L                                        0             0              0              0              0             0
  NON-ACCRUALS & UNEARNED DISCOUNT             0             0              0              0              0             0
                                    ------------  ------------   ------------   ------------   ------------  ------------
TOTAL                               $ 32,647,553  $  6,159,022   $  4,398,441   $ 20,001,662   $ 52,511,146  $ 41,447,606

LIABILITIES:
  SAVINGS                           $          0  $  2,351,451   $  2,351,451   $  4,702,902   $ 37,623,218  $          0
  MONEY MARKETS                                0     3,322,505      3,322,505      6,645,009     13,290,019             0
  NOW                                          0       703,960        703,960      1,407,920     11,263,363             0
  CD lesser than 100                     120,824     6,745,813      2,779,879      6,151,634      4,919,314             0
  CD greater than 100                  1,054,315     2,995,716        699,314      1,320,212      2,140,378             0
  HOLIDAY CLUBS                                0             0              0              0              0             0
  DEMAND                                       0     1,000,465      1,000,465      2,000,930     16,007,441             0
  REPURCHASE AGREEMENTS                        0             0              0              0      2,800,000             0
  OTHER BORROWED MONEY                         0     2,045,713              0              0              0             0
  OTHER LIABILITIES                            0             0              0              0              0             0
  STOCKHOLDERS' EQUITY                         0             0              0              0              0             0
                                    ------------  ------------   ------------   ------------   ------------  ------------
TOTAL                               $  1,175,139  $ 19,165,623   $ 10,857,574   $ 22,228,607   $ 88,043,733  $          0

INTEREST SENSITIVITY GAP
PER PERIOD                            31,472,414   (13,006,601)    (6,459,133)    (2,226,945)   (35,532,587)   41,447,606
GAP/TOTAL ASSETS                          17.86%         (7.38%)        (3.67%)        (1.26%)       (20.16%)       23.52%
CUMULATIVE INTEREST
SENSITIVITY GAP                       31,472,414     18,465,812     12,006,679      9,779,734   (25,752,853)   15,694,753
% of CUMULATIVE GAP
TO TOTAL ASSETS                           17.86%         10.48%          6.81%          5.55%        (14.61%)        8.91%


                                         OTHER           TOTAL
                                         -----           -----
ASSETS:
  INVESTMENTS                        $    599,800    $ 51,521,819
  FED FUNDS SOLD                                0       6,850,000
  LOANS:
    INSTALLMENT                                 0      19,272,643
    REAL ESTATE AND COMMERCIAL             94,363      80,185,182
  CASH & DUE                            7,673,481       7,703,429
  FIXED ASSETS                          2,766,120       2,766,120
  OTHER ASSETS                          7,144,837       7,144,837
  A/L/L                                (1,525,100)     (1,525,100)
  NON-ACCRUALS & UNEARNED DISCOUNT      2,309,589       2,309,589
                                     ------------    ------------
TOTAL                                $ 19,063,090    $176,228,519

LIABILITIES:
  SAVINGS                            $          0    $ 47,029,023
  MONEY MARKETS                                 0      26,580,038
  NOW                                           0      14,079,203
  CD lesser than 100                            0      20,717,464
  CD greater than 100                           0       8,209,934
  HOLIDAY CLUBS                         1,086,033       1,086,033
  DEMAND                               20,009,301      40,018,602
  REPURCHASE AGREEMENTS                         0       2,800,000
  OTHER BORROWED MONEY                          0       2,045,713
  OTHER LIABILITIES                       940,712         940,712
  STOCKHOLDERS' EQUITY                 12,721,797      12,721,797
                                     ------------    ------------
TOTAL                                $ 34,757,843    $176,228,519

INTEREST SENSITIVITY GAP
PER PERIOD                            (15,694,753)
GAP/TOTAL ASSETS
CUMULATIVE INTEREST
SENSITIVITY GAP
% of CUMULATIVE GAP
TO TOTAL ASSETS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENT PRESENTATION

         In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1996, and its results of operations for the three months ended June 30, 1996 and 1995 and its cash flows for the three months ended June 30, 1996 and 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10 KSB for the year ended December 31, 1995.


EARNINGS PER COMMON SHARES

         Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


INVESTMENT SECURITIES

         Market Value:

                     June 30, 1996                   $51,216,363
                     December 31, 1995               $36,755,073

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             SMITHTOWN BANCORP, INC.



August 14, 1996                              /s/ Bradley E. Rock
                                             ---------------------------
                                             Bradley E. Rock, President



August 14, 1996                               /s/ Anita Florek
                                              --------------------------
                                              Anita Florek, Treasurer

                                EXHIBIT INDEX
                                -------------

                    Exhibit 27     Financial Data Schedule