Form 10-Q
period 1996-09-30
SMITHTOWN BANCORP INC
filed 1996-11-13
CIK 747345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996

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

         433,268 Shares of Common stock ($5.00 Par Value) Outstanding as of September 30, 1996.

                             SMITHTOWN BANCORP, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets - September 30, 1996 and December 31, 1995

                Consolidated Statements of Income - Three months ended September 30, 1996 and 1995, and nine months ended September 30, 1996 and 1995

                Consolidated Statements of Changes in Stockholders' Equity - Nine months ended September 30, 1996 and 1995

                Consolidated Statements of Cash Flows - Three months ended September 30, 1996 and 1995, and nine months ended September 30, 1996 and 1995

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

Item 1.         Legal Proceedings - None

Item 2.         Change in Securities - None

Item 3.         Defaults under Senior Securities - None

Item 4.         Submission of Matters to Vote of Security Holders - None

Item 5.         Other Information - None

Item 6.         (a) Exhibits - None
 .

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                                     AS OF
                                                       SEPT.  30, 1996    DEC. 31, 1995
                                                       ---------------    -------------
ASSETS
Cash and Due from Banks                                $  9,745,527        $  7,003,234
Investment Securities:
  Investment Securities Held to Maturity
    Obligations of U.S. Government                        2,009,739           2,013,739
    Mortgage-Backed Securities                            9,184,815          10,226,753
    Obligations of State and Political Subdivisions       5,000,167           4,647,865
                                                       ------------        ------------
       Total                                             16,194,721          16,888,357
                                                       ------------        ------------
  Investment Securities Available for Sale
    Obligations of U.S. Government                                0           3,008,900
    Obligations of U.S. Government Agencies              10,903,100           3,015,900
    Mortgage-Backed Securities                           29,622,161          13,155,534
    Other Securities                                        599,800             599,000
                                                       ------------        ------------
       Total                                             41,125,061          19,779,334
                                                       ------------        ------------
         Total Investment Securities                     57,319,782          36,667,691
         (Market value $57,035,617 at 9/30/96 and      ------------        ------------
          $36,755,073 at 12/31/95)

Federal Funds Sold                                        4,100,000           6,750,000
Loans
  Real Estate                                            65,905,055          62,926,321
  Commercial and Industrial                              20,566,215          19,074,380
  Loans to Individuals for Household, Family and
  Other Personal Expenditures                            12,541,843          15,993,856
  Other                                                     136,489              74,704
                                                       ------------        ------------
       Total                                             99,149,602          98,069,261
  Less:  Unearned Discount                                  548,491             655,323
         Reserve for Possible Loan Losses                 1,679,767           1,429,894
                                                       ------------        ------------
  Loans, Net                                             96,921,344          95,984,044
                                                       ------------        ------------
Bank Premises and Equipment                               2,707,875           3,173,036
Other Assets
  Other Real Estate Owned                                 3,896,544           5,046,544
  Other                                                   3,067,823           2,903,725
                                                       ------------        ------------
  TOTAL ASSETS                                         $177,758,895        $157,528,274
                                                       ============        ============

LIABILITIES
Deposits:
  Demand                                               $ 40,336,995        $ 35,944,658
  Money Market                                           27,703,048          23,376,214
  NOW                                                    13,738,582          13,341,511
  Savings                                                46,804,266          46,314,234
  Certificates of Deposit $100,000 and over               6,732,746           4,986,024
  Other Time Deposits                                    22,316,823          19,618,856
                                                       ------------        ------------
      Total Deposits                                    157,632,460         143,581,497
Dividend Payable                                            138,646             121,315
Securities Sold Under Agreements to Repurchase            2,800,000                   0
Demand Notes Issued to the U.S. Treasury                  2,800,000                   0
Other Liabilities                                         1,137,056             988,389
                                                       ------------        ------------
  Total Liabilities                                     164,508,162         144,691,201
                                                       ------------        ------------



                                                                     AS OF
                                                       SEPT. 30, 1996     DEC. 31, 1995
                                                       --------------     -------------
STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value, 1,500,000 Shares          2,239,775           2,239,775
   Authorized; 447,955 Shares Issued
Capital Surplus                                           1,993,574           1,993,574
Unrealized Loss on Investment Securities
   Available for Sale                                      (208,703)            (28,157)
Retained Earnings                                         9,672,726           9,078,520
                                                       ------------       -------------
   Total                                                 13,697,372          13,283,712
   Less:  Treasury Stock                                    446,639             446,639
                                                      -------------       -------------
   Total                                                 13,250,733          12,837,073
                                                      -------------       -------------

   TOTAL LIABILITIES AND CAPITAL                      $ 177,758,895       $ 157,528,274
                                                      =============       =============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                         FOR THREE MONTHS ENDED
                                                                  SEPT.  30,  1996     SEPT.  30,  1995
                                                                  ----------------     ----------------
Interest Income
Interest and Fees on Loans                                            $2,367,435           $2,112,334
Interest and Dividends on:
  Obligations of U.S. Government                                          30,270               98,510
  Obligations of U.S. Government Agencies                                191,176               44,631
  Mortgage-Backed Securities                                             496,620              471,969
  Obligations of State & Political Subdivisions                           76,850               75,905
 Other Securities                                                          1,908                2,339
Interest on Federal Funds Sold                                           110,551               51,923
Interest on Balances Due From Depository Institutions                          0                    2
                                                                     -----------           ----------
  Total Interest Income                                                3,274,810            2,857,613
                                                                     -----------           ----------

INTEREST EXPENSE
Money Market Accounts                                                    205,324              175,357
Savings                                                                  326,198              346,305
Certificates of Deposit $100,000 and Over                                 30,233               48,443
Other Time Deposits                                                      329,335              266,112
Interest on Federal Funds Purchased and Securities
     Sold Under agreements to Repurchase                                  43,201                    0
Interest on Demand Notes Issued to the U.S. Treasury                      12,057                1,993
                                                                      ----------           ----------
     Total Interest Expense                                              946,348              838,210
                                                                      ----------           ----------

     Net Interest Income                                               2,328,462            2,019,403
     Provision for Possible Loan Losses                                  150,000               20,000
                                                                      ----------           ----------
     Net Interest Income After Provision for Possible
                            Loan Losses                                2,178,462            1,999,403
                                                                      ----------           ----------

OTHER NON - INTEREST INCOME
Trust Department Income                                                   92,431              106,012
Service Charges on Deposit Accounts                                      322,117              313,466
Other Income                                                             101,693              161,654
                                                                      ----------           ----------
   Total Other Non - Interest Income                                     516,241              581,132
                                                                      ----------           ----------

OTHER OPERATING EXPENSES
Salaries                                                                 839,420              871,219
Pension and Other Employee Benefits                                      119,045              148,456
Net Occupancy Expense of Bank Premises                                   241,122              245,593
Furniture and Equipment Expense                                          158,085              155,688
Miscellaneous Operating Expense                                          503,627              409,299
                                                                      ----------           ----------
   Total Other Operating Expense                                       1,861,299            1,830,255
                                                                      ----------           ----------

Income Before Income Taxes                                               833,404              750,280
Provision for Income Taxes                                               313,476              285,745
                                                                      ----------           ----------
   NET INCOME                                                         $  519,928           $  464,535
                                                                      ==========           ==========

Earnings Per Share
Net Income                                                            $     1.20           $     1.07
Cash Dividends Paid                                                         0.32                 0.28
Weighted Average Shares Outstanding                                      433,268              433,268

SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)


                                                                     FOR NINE  MONTHS ENDED
                                                            SEPT.  30, 1996          SEPT.  30,  1995
                                                            ---------------          ----------------

Interest Income
Interest and Fees on Loans                                  $7,043,785               $6,060,659
Interest and Dividends on:
  Obligations of U.S. Government                               115,977                  360,525
  Obligations of U.S. Government Agencies                      365,666                  134,135
  Mortgage-Backed Securities                                 1,221,261                1,470,997
  Obligations of State & Political Subdivisions                218,209                  246,219
 Other Securities                                               20,509                    6,155
Interest on Federal Funds Sold                                 372,751                  148,400
Interest on Balances Due From Depository Institutions              332                        2
                                                            ----------               ----------
  Total Interest Income                                      9,358,490                8,427,092
                                                            ----------               ----------

INTEREST EXPENSE
Money Market Accounts                                          620,758                  532,748
Savings                                                        997,911                1,033,731
Certificates of Deposit $100,000 and Over                      151,823                  133,298
Other Time Deposits                                            896,072                  668,133
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase                        57,576                  106,510
Interest on Demand Notes Issued to the U.S. Treasury            17,436                        0
Interest on Other Borrowed Funds                                     0                    1,993
                                                            ----------               ----------
     Total Interest Expense                                  2,741,576                2,476,413
                                                            ----------               ----------

     Net Interest Income                                     6,616,914                5,950,679
     Provision for Possible Loan Losses                        370,000                   80,000
                                                            ----------               ----------
     Net Interest Income After Provision for Possible
                     Loan Losses                             6,246,914                5,870,679
                                                            ----------               ----------

OTHER NON - INTEREST INCOME
Trust Department Income                                        288,241                  278,490
Service Charges on Deposit Accounts                            965,128                  961,983
Other Income                                                   385,794                  355,277
Net Securities Transactions                                          0                    1,826
                                                            ----------               ----------
   Total Other Non - Interest Income                         1,639,163                1,597,576
                                                            ----------               ----------

OTHER OPERATING EXPENSES
Salaries                                                     2,635,665                2,589,424
Pension and Other Employee Benefits                            559,269                  573,249
Net Occupancy Expense of Bank Premises                         825,675                  680,158
Furniture and Equipment Expense                                486,521                  456,129
Miscellaneous Operating Expense                              1,800,360                1,345,271
                                                            ----------               ----------
   Total Other Operating Expense                             6,307,490                5,644,231
                                                            ----------               ----------

Income Before Income Taxes                                   1,578,587                1,824,024
Provision for Income Taxes                                     568,444                  669,445
                                                            ----------               ----------
   NET INCOME                                               $1,010,143               $1,154,579
                                                            ==========               ==========

Earnings Per Share
Income                                                      $     2.33               $     2.67
Cash Dividends Paid                                               0.92                     0.84
Weighted Average Shares Outstanding                            433,268                  432,816

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited) NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                                                  NET UNREALIZED
                                   COMMON STOCK                                     COST OF       GAIN (LOSS) ON
                                                                                    COMMON        INVESTMENT              TOTAL
                              SHARES                      CAPITAL      RETAINED     STOCK IN      SECURITIES           STOCKHOLDERS'
                              OUTSTANDING   AMOUNT        SURPLUS      EARNINGS     TREASURY      AVAILABLE FOR SALE      EQUITY
                              -----------   ------        -------      --------     --------      ------------------   ------------

Balance at January 1, 1995     427,666     $2,239,775   $1,993,118   $ 8,092,029    $(584,588)    $(134,616)           $11,605,718
Net Income                                                             1,154,579                                         1,154,579
Cash Dividend Declared                                                  (363,575)                                         (363,575)
Allowance for Unrealized
           Gain                                                                                     114,615                114,615
Sale of Treasury Stock           5,602                         456                    137,949                              138,405
                              --------     ----------   ----------   -----------    ---------     ---------            -----------
BALANCE AT SEPT.  30, 1995     433,268     $2,239,775   $1,993,574   $ 8,883,033    $(446,639)    $ (20,001)           $12,649,742
                              ========     ==========   ==========   ===========    =========     ==========           ===========


Balance at January 1, 1996     433,268     $2,239,775   $1,993,574   $ 9,078,520    $(446,639)    $ (28,157)           $12,837,073
Net Income                                                             1,010,143                                         1,010,143
Cash Dividend Declared                                                  (415,937)                                         (415,937)
Allowance for Unrealized
           Loss                                                                                    (180,546)              (180,546)
                              --------     ----------   ----------   -----------    ----------    ----------           -----------
BALANCE AT SEPT.  30, 1996     433,268     $2,239,775   $1,993,574   $ 9,672,726    $(446,639)    $(208,703)           $13,250,733
                              ========     ==========   ==========   ===========    ==========    ==========           ===========


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                               FOR THREE MONTHS ENDED
                                                          SEPT.  30, 1996  SEPT.  30, 1995
                                                          ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   519,928      $   464,535
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned                  0           40,000
     Depreciation on Premises and Equipment                   108,942          113,706
     Provision for Possible Loan Losses                       150,000           20,000
     Amortization of Transition Obligation                     11,925           11,925
     Increase (Decrease) in Interest Payable                   (2,797)          10,701
     Increase in Miscellaneous Payables and
                  Accrued Expenses                            132,920          211,313
     Decrease in Fees and Commissions
                  Receivable                                  (17,600)            (400)
     (Increase) Decrease  in Interest Receivable              (26,362)          58,496
     Decrease in Prepaid Expenses                             219,201           45,324
     (Increase) Decrease in Miscellaneous Receivables            (308)           8,722
     Decrease  in Income Taxes Receivable                      75,576                0
     (Increase) Decrease in Deferred Taxes                    (70,100)          86,434
     Decrease in Accumulated Post Retirement Benefit
                  Obligation                                  (16,170)         (10,380)
     Amortization of Investment Security Premiums and
                  Accretion of Discounts                       33,461           (1,732)
                                                          -----------      -----------
     CASH PROVIDED BY OPERATING ACTIVITIES                $   598,688      $   594,109
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities on Investment Securities
                Held to Maturity                            1,941,826        1,438,585
  Proceeds from Maturities of Investment Securities
                Available for Sale                            537,532        1,990,966
  Purchases of Investment Securities Available for
               Sale                                        (8,142,856)      (1,358,956)
  Net Decrease in Federal Funds Sold                        2,750,000        6,450,000
  Net (Increase) Decrease in Loans                          3,170,968       (5,326,176)
  Purchases of Premises and Equipment                         (50,697)        (252,720)
  Proceeds from Sale of Other Real Estate Owned                     0          307,469
                                                          -----------      -----------
CASH PROVIDED BY INVESTING ACTIVITIES                     $   206,773      $ 3,249,168
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Demand Deposits, NOW
             Accounts and Savings Accounts                  1,064,930       (5,324,644)
  Net Increase in Time Accounts                              (963,862)      (2,119,491)
  Cash Dividends Paid                                        (138,646)        (121,149)
  Net Increase in Borrowed Funds                              754,287        3,000,000
  Proceeds from Sale of Treasury Stock                              0           14,999
                                                          -----------      -----------
  CASH PROVIDED (USED) BY FINANCING ACTIVITIES            $   716,709      $(4,550,285)
                                                          -----------      -----------

  Net Increase (Decrease) in Cash and Due from Banks        2,042,098         (242,473)

                                                           FOR THE THREE MONTHS ENDED
                                                         SEPT. 30, 1996  SEPT. 30, 1995
                                                         --------------  --------------

 Cash and Due from Banks, Beginning                         7,703,429        6,905,510
                                                          -----------      ------------
 Cash and Due from Banks, Ending                          $ 9,745,527      $ 6,663,037
                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
         Interest                                         $    55,257      $     1,994
         Income Taxes                                         308,000          135,000



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                               FOR NINE  MONTHS ENDED
                                                          SEPT. 30, 1996    SEPT. 30, 1995

                                                          --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $  1,010,143      $  1,154,579
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned              80,000            40,000
     Depreciation on Premises and Equipment                    344,123           330,859
     Provision for Possible Loan Losses                        370,000            80,000
     Net Gain on Sales of Investment Securities                      0            (1,826)
     Amortization of Transition Obligation                      35,775            62,275
     Loss on Sale of Bank Property                              57,568                 0
     Increase in Interest Payable                               12,467            89,325
     Increase in Miscellaneous Payables and
                 Accrued Expenses                              102,883            77,967
     (Increase) Decrease in Fees and Commissions
                Receivable                                     (63,200)              663
     (Increase) Decrease in Interest Receivable               (244,860)          152,548
     Decrease in Prepaid Expenses                              285,291            81,780
     Decrease in Miscellaneous Receivables                       2,717           933,478
     Decrease in Income Taxes Receivable                        82,672           245,148
     (Increase) Decrease in Deferred Taxes                     (60,191)           28,936
     Decrease in Accumulated Post Retirement Benefit
                  Obligation                                   (38,246)          (33,652)
     Amortization of Investment Security Premiums and
                  Accretion of Discounts                       (37,828)            4,156
                                                          ------------      ------------
     CASH PROVIDED BY OPERATING ACTIVITIES                $    929,171      $  2,091,657
                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities on Investment Securities
                Held to Maturity                             2,782,827         5,401,741
  Proceeds from Maturities of Investment Securities
               Available for Sale                            4,259,117         8,580,290
  Purchases of Investment Securities Available for
               Sale                                        (27,253,144)       (1,476,956)
  Purchases of Investment Securities Held to
             Maturity                                         (714,347)                0
  Net (Increase) Decrease in Federal Funds Sold              2,650,000        (1,800,000)
  Net Increase in Loans                                     (1,307,301)      (11,063,467)
  Purchases of Premises and Equipment                         (141,769)         (340,851)
  Proceeds from Sale of Bank Property                          205,239                 0
  Proceeds from Sale of Other Real Estate Owned              1,070,000           307,469
                                                          ------------      ------------
CASH USED BY INVESTING ACTIVITIES              $(18,449,378)     $   (391,774)
                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Demand Deposits, NOW
              Accounts and Savings Accounts                  9,606,275        (5,832,628)
  Net Increase in Time Accounts                              4,444,689         9,899,824
  Cash Dividends Paid                                         (398,607)         (349,176)
  Net Increase (Decrease) in Borrowed Funds                  5,600,000        (6,003,500)
  Proceeds from Sale of Treasury Stock                               0           138,405
                                                          ------------      ------------
  CASH PROVIDED (USED) BY FINANCING ACTIVITIES            $ 19,252,357      $ (2,147,075)
                                                          ------------      ------------

  Net Increase in Cash and Due from Banks                    2,742,293           707,387

                                                        FOR THE NINE MONTHS ENDED
                                                     SEPT. 30, 1996  SEPT. 30, 1995
                                                     --------------  --------------

Cash and Due from Banks, Beginning of Year              7,003,234      5,955,650
                                                       ----------     ----------
 Cash and Due from Banks, End of Year                  $9,745,527     $6,663,037
                                                       ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid During the Period for:
            Interest:                                  $   75,011     $  106,511
            Income Taxes                                  545,963        362,949

NON-CASH INVESTING ACTIVITIES
 Loans Transferred to Other Real Estate Owned          $        0     $   87,099

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENT PRESENTATION

        In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1996, and its results of operations for the nine months and three months ended September 30, 1996 and 1995 and its cash flows for the nine months and three months ended September 30, 1996 and 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


EARNINGS PER COMMON SHARES

         Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


INVESTMENT SECURITIES


       Market Value:

                     September 30, 1996          $57,035,617
                     December 31, 1995           $36,755,073

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operation

         Smithtown Bancorp, a one-bank holding company, acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual Report 10-KSB for the period year ended December 31, 1995, and a quarterly report 10Q for the period, ending March 31, 1996 and June 30,1996.

         Results of operations for the nine months ended September 30, 1996 were very strong. Net income was $1,010,143 as compared to $1,154,599 for the same period during 1995. Third quarter income levels are almost double the levels of income achieved during the first six months of the year. This is due primarily to the effects of the re-engineering project undertaken earlier this year. Non-interest expense (salary and benefit expense) was 23.10% lower than during the comparable period in 1995. This expense is expected to continue to decline throughout fourth quarter as severance packages are fully expensed. Other significant items contributing to higher levels of income are increased levels of net interest income (6.41%), the driving force behind bank earnings. Total interest income was 11.05% higher during the nine months of 1996 than the same period in 1995. This is due to the increased volume of loans, investment securities and federal funds sold. Interest expense also increased during 1996 as a result of both higher deposit levels and increased rates. The cost for borrowed funds decreased during 1996 due to the availability of cash for loan and security funding. The provision for possible loan losses is significantly higher than it was during 1995. Management has determined the need for increased reserves to absorb losses on existing problem loans. Other non-interest income exceeded 1995 levels by 2.60% due primarily to greater loan fees. Non-interest expense, excluding salary and benefit expense, increased by 33.49% during 1996 due to the cost of consulting expenses related to the re-engineering project. These expenses are now completed and no additional re-engineering costs will be paid during 1996.

         The balance sheet for September 30, 1996 is considerably different that that of 1995. Total assets is $177,758,895, as compared to $157,528,274, a 12.84% increase. This increase is mainly in the investment security portfolio. It has increased in size by 56.32%. A majority of the security purchases have been Government National Mortgage Association Adjustable Rate Mortgages. 71.75% of the entire investment portfolio is held as available for sale. The loan portfolio has increased slightly by .98% with portfolio segregation remaining relatively stable. Other Real Estate Owned decreased by $1,150,000 or 22.79% of the December 31, 1995 level. Total deposits grew by 9.79% since year end 1995, with the largest increases in demand deposits and certificates of deposit. The increase in deposits is due to a variety of factors including a more competitive rate structure, additional deposit products and preferred packages for consumers and professionals who carry high aggregate levels of deposits. At September 30, 1996, the Bank had total borrowed funds of $5,600,000 of which $2,800,000 was a 2 year repurchase agreement used to fund a three year security purchase and $2,800,000 were demand notes issued to the U.S. Treasury on which the Bank earns a small interest spread. Capital levels remain strong for the Bank as compared to regulatory guidelines and are detailed below:


                       SEPTEMBER  30, 1996       DECEMBER 31, 1995      REQUIRED

Tier I                     11.89                       11.63            4.00

Tier II                     1.25                        1.25            * * *

Total Risk Based
Capital Ratio              13.17                       12.89            8.00

Leverage Ratio              7.56                        8.15            4.00


         Based on continued decreased non-interest expense and increased levels of deposits, management is highly optimistic regarding the level of income during fourth quarter of 1996 and for the year 1997.

                                BANK OF SMITHTOWN
                               GAP REPORT 9/30/96


                                                         3 MONTHS         3-6           6-12            1-5             5+
                                        REVOLVING        OR LESS         MONTHS        MONTHS          YEARS           YEARS
                                        ---------        ---------       ------        ------          -----           -----

ASSETS:
  INVESTMENTS                           $ 3,547,339              0  $  9,615,067   $ 10,165,111   $ 20,672,038       $ 12,720,427
  FED FUNDS SOLD                          4,100,000              0             0              0              0                  0
  LOANS:
    INSTALLMENT                                   0      2,096,370       757,048      3,914,489     11,879,456             73,157
    REAL ESTATE AND COMMERCIAL           24,061,173      2,677,865     3,375,039      2,445,828     34,187,741         10,113,114
  CASH & DUE                                      0         29,948             0              0               0                 0
  FIXED ASSETS                                    0              0             0              0               0                 0
  OTHER ASSETS                                    0              0             0              0               0                 0
  A/L/L                                           0              0             0              0               0                 0
  NON-ACCRUALS & UNEARNED DISCOUNT                0              0             0              0               0                 0
                                        -----------   ------------  ------------   ------------   -------------      ------------
TOTAL                                   $31,708,512   $  4,804,183  $ 13,747,154   $ 16,525,428   $  66,739,236      $ 22,906,697


LIABILITIES:
  SAVINGS                               $         0   $  2,340,213  $  2,340,213   $  4,680,427   $  37,443,413      $          0
  MONEY MARKETS                                   0      3,462,881     3,462,881      6,925,762      13,851,524                 0
  NOW                                             0        686,929       686,929      1,373,858      10,990,865                 0
  CD less than 100                           85,161      4,569,690     5,241,572      4,286,660       6,740,961                 0
  CD greater than 100                     1,054,506      1,634,748       793,375      1,582,572       1,667,544                 0
  HOLIDAY CLUBS                                   0              0             0              0               0                 0
  DEMAND                                          0      1,013,147     1,013,147      2,026,295      16,210,360                 0
  REPURCHASE AGREEMENTS                           0              0             0              0       2,800,000                 0
  OTHER BORROWED MONEY                            0      2,800,000             0              0               0                 0
  OTHER LIABILITIES                               0              0             0              0               0                 0
  STOCKHOLDERS' EQUITY                            0              0             0              0               0                 0
                                        -----------   ------------  ------------   ------------   -------------      ------------
TOTAL                                   $ 1,139,667   $ 16,507,609  $ 13,538,118   $ 20,875,574   $  89,704,667      $          0



INTEREST SENSITIVITY GAP
PER PERIOD                               30,568,845    (11,703,426)      209,036     (4,350,146)    (22,965,432)       22,906,697
GAP/TOTAL ASSETS                              17.20%         -6.58%         0.12%         -2.45%         -12.92%            12.89%
CUMULATIVE INTEREST
SENSITIVITY GAP                          30,568,845     18,865,420    19,074,456     14,724,310      (8,241,122)       14,665,575
% of CUMULATIVE GAP
TO TOTAL ASSETS                               17.20%         10.61%        10.73%          8.28%        -4.64%               8.25%



                                                OTHER           TOTAL
                                               ------           -----

ASSETS:
  INVESTMENTS                           $     599,800      $  57,319,781
  FED FUNDS SOLD                                    0          4,100,000
  LOANS:
    INSTALLMENT                                     0         18,720,521
    REAL ESTATE AND COMMERCIAL                136,488         76,997,249
  CASH & DUE                                9,715,579          9,745,527
  FIXED ASSETS                              2,707,875          2,707,875
  OTHER ASSETS                              6,964,367          6,964,367
  A/L/L                                    (1,679,767)        (1,679,767)
  NON-ACCRUALS & UNEARNED DISCOUNT          2,883,342          2,883,342
                                        -------------      -------------
TOTAL                                   $  21,327,684      $ 177,758,895
                                                           =============

LIABILITIES:
  SAVINGS                               $           0      $  46,804,267
  MONEY MARKETS                                     0         27,703,048
  NOW                                               0         13,738,582
  CD less than 100                                  0         20,924,044
  CD greater than 100                               0          6,732,746
  HOLIDAY CLUBS                             1,392,779          1,392,779
  DEMAND                                   20,262,950         40,525,899
  REPURCHASE AGREEMENTS                             0          2,800,000
  OTHER BORROWED MONEY                              0          2,800,000
  OTHER LIABILITIES                         1,137,056          1,137,056
  STOCKHOLDERS' EQUITY                     13,200,475         13,200,475
                                        -------------      -------------
TOTAL                                   $  35,993,260      $ 177,758,895
                                                           =============


INTEREST SENSITIVITY GAP
PER PERIOD                                (14,665,576)
GAP/TOTAL ASSETS
CUMULATIVE INTEREST
SENSITIVITY GAP
% of CUMULATIVE GAP
TO TOTAL ASSETS

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                             SMITHTOWN BANCORP, INC.



November 10, 1996                                    /s/ Bradley E. Rock
                                                     --------------------------
                                                     Bradley E. Rock, President



November 10, 1996                                    /s/ Anita Florek
                                                     -----------------------
                                                     Anita Florek, Treasurer

                                EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION

    27                                    FINANCIAL DATA SCHEDULE