Form 10KSB
period 1996-12-31
SMITHTOWN BANCORP INC
filed 1997-03-27
CIK 747345

                                              No. of pages within this report 58

As filed with the Securities and Exchange Commission on March 27, 1997

                                   SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 31 December 1996   Commission File #0 - 13314

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                         Number of Shares Outstanding
Class of Common Stock                         as of 15 March 1997
---------------------                         -------------------
   $5.00 Par Value                                  433,268

The aggregate market value of the Registrant's common stock held by nonaffiliates was approximately $15,164,380 based on the price at which stock was sold on 15 March 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report for the fiscal year ended 31 December 1996 are incorporated herein by reference into Parts I and II.

2) Portions of the Prospectus dated 26 July 1984 and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, are incorporated by reference into Part I.

3) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on 8 April 1997 are incorporated herein by reference into Part III.


                                     PART I

Item 101: Description of Business

     Smithtown Bancorp, Inc. ("Registrant")

     Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

     Page 8 of the Registrant's Annual Report for the year ended 31 December 1996, and

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

Trust and Audit Building
17 Bank Avenue
Smithtown, New York 11787

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

All office facilities are in well maintained condition. There are no other owners of these properties and no mortgages or liens exist on the properties.

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

                                     PART 2

Item 201: Market for Common Equity and Related Stockholder Matters

Page 31 and 38 of the Registrant's Annual Report for the year ended 31 December 1996 is incorporated herein by reference.

Item 202: Description of Securities or Plan of Operation

710 shareholders of common stock at 15 March 1996.

Preemptive Rights exist whereby the holders of the shares outstanding at that time shall have the right to subscribe, in proportion to their holdings, for capital stock to be so issued. The right to subscribe shall only last for such a period of time as shall be determined by the Board of Directors of the Registrant.

                                     PART 3

Item 303: Management's Discussion and Analysis or Plan of Operations

Pages 39 through 49, inclusive, of the Registrant's Annual Report for the year ended 31 December 1996 are incorporated herein by reference.

Item 304: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Form 8-K was filed with the Exchange on September 14, 1992. Form 8 Amendment to Form 8-K was filed on September 24, 1992. Both forms are incorporated herein by reference.

Item 310: Financial Statements

Pages 19 through 37, inclusive, of the Registrant's Annual Report for the year ended 31 December 1996 are incorporated herein by reference.

                                     PART 4

Item 401: Directors, Executive Officers, Promoters and Control Persons of the Registrant

The information with respect to directors, executive officers and control persons contained on pages 53 through 54, and pages 56 through 58, of the Registrant's Proxy Statement dated 3 March 1997, is incorporated herein by reference.

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

Item 402: Executive Compensation

Pages 56 and 57 of the Registrant's Proxy Statement dated 3 March 1997 are incorporated herein by reference, together with the information set forth on page 51.

Item 403: Security Ownership of Certain Beneficial Owners and Management

Page 55 of the Registrant's Proxy Statement, dated 3 March 1997 are incorporated herein by reference.

Item 404: Certain Relationships and Related Transactions

Page 57 of the Registrant's Proxy Statement dated 3 March 1997 and page 28 of the Registrant's Annual Report for the year ended 31 December 1996 are incorporated herein by reference.

                                INDEX OF EXHIBITS

Exhibit No.                       Description                                      Page
-----------                       -----------                                      ----
    3a                Articles of Incorporation                                      *

    3b                By-Laws                                                        *

     4                By-Laws Page Nos. 2,11,12,13,14                                *

                      Articles of Incorporation Page No. 2                           *

     9                No voting trust agreements

    10                No material contracts

    13                Annual Report for the year ended 31 December 1996            8 - 50

                      Notice of Annual Meeting and Proxy Statement                51 - 58

    16                Reference to Item 8 in 10-KSB                                   3

    18                No change in accounting principles

    19                Reference to Page 1                                             1

    22                Bank of Smithtown
                      Smithtown, New York  11787

    23                Notice of Annual Meeting and Proxy Statement                51 - 58

    24                Consent of Independent Auditors                                 7
                      Report of Independent Auditors                                18

    25                None

    28                Prospectus dated 26 July 1984                                  *

    29                N/A

  *Incorporated by reference and filed as a part of the Registrant's Form S-14
     Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on 6 June 1984.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: March 27, 1997                        Smithtown Bancorp, Inc.
      --------------                        -------------------------------
                                            Registrant

                           /s/ Bradley E. Rock
                           ---------------------------------------------------
                           Bradley E. Rock, President, Chief Executive
                           Officer and Chairman of the Board

                           /s/ Anita M. Florek
                           ---------------------------------------------------
                           Anita M. Florek, Treasurer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ Bradley E. Rock                               March 27, 1997
         ---------------------------------------------
         Bradley E. Rock, President, Chief Executive          Date
         Officer and Chairman of the Board

         /s/ Augusta Kemper                                March 27, 1997
         ---------------------------------------------
         Augusta Kemper, Director                             Date

         /s/ Patrick A. Given                             March 27, 1997
         ---------------------------------------------
         Patrick A. Given, Director                           Date

         /s/ James H. Glamore                             March 27, 1997
         ---------------------------------------------
         James H. Glamore, Director                           Date

         /s/ Edith Hodgkinson                             March 27, 1997
         ---------------------------------------------
         Edith Hodgkinson, Director                           Date

         /s/ Barry M. Seigerman                           March 27, 1997
         ---------------------------------------------
         Barry M. Seigerman, Director                         Date

         /s/ Attmore Robinson                             March 27, 1997
         ---------------------------------------------
         Attmore Robinson, Director                           Date

         /s/ Charles E. Rockwell                          March 27, 1997
         ---------------------------------------------
         Charles E. Rockwell, Director                        Date

         /s/ Robert W. Scherdel                           March 27, 1997
         ---------------------------------------------
         Robert W. Scherdel, Director                         Date

ALBRECHT, VIGGIANO, ZURECK
& COMPANY, P.C.
Certified Public Accountants
25 Suffolk Court
Hauppauge, New York  11788
(516) 434-9500




                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in this Form 10-KSB of Smithtown Bancorp, Inc. of our report dated January 24, 1997, included in the 1996 Annual Report to shareholders of Smithtown Bancorp, Inc.







Albrecht, Viggiano, Zureck & Company, P.C.

Hauppauge, New York
January 31, 1997

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

Bank of Smithtown, chartered under the laws of the State of New York, is a member of the Federal Reserve System and is insured by the Federal Deposit Insurance Corporation. The Bank is subject to the supervision of the State of New York Banking Department and the Federal Reserve Bank of New York. The Bank has been headquartered in Smithtown since 1910. It is in its 87th year of operation as an independent commercial bank. The Bank operates seven offices in the following communities: Smithtown, Commack, Hauppauge, Kings Park, Centereach, Lake Grove, and Northport. The Bank employs 87 employees of which 70 are full time.

Bank of Smithtown is a full-service bank offering a complete range of commercial and consumer financial services. The Bank also extends its services to local municipalities.

The Bank's Trust Department, introduced in 1970, provides trust administration, estate administration and fiduciary services, and acts as a bond and coupon paying agent for local municipalities.

The Bank's intention is to continue to provide individuals, businesses, and municipalities with a comprehensive array of financial services.




                                TABLE OF CONTENTS

Financial Highlights                                                          1
Message from the Chairman of the Board                                        2
Independent Auditors' Report                                                  8
Consolidated Balance Sheets                                                   9
Consolidated Statements of Income                                            10
Consolidated Statements of Changes in Stockholders' Equity                   11
Consolidated Statements of Cash Flows                                        12
Notes to Consolidated Financial Statements                                   13
Selected Financial Data
    Consolidated Average Balance Sheets                                      24
    Consolidated Balance Sheets                                              25
    Consolidated Income Statements                                           26
Per Share Data and Supplementary Information                                 27
Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                28
Banking Locations                                             Inside Back Cover
Corporate Directory                                           Inside Back Cover

                              FINANCIAL HIGHLIGHTS



                                         1996              1995                1994               1993
----------------------------------------------------------------------------------------------------------
AT YEAR END
     Assets                          $181,629,049       $157,528,274       $156,951,687       $153,720,337
     Loans                             98,955,368         95,984,044         78,421,816         62,450,651
     Deposits                         158,928,455        143,581,497        135,230,577        141,377,440
     Stockholders' Equity              14,097,239         12,837,073         11,605,718         11,243,502

For the Year
     Interest Income                 $ 12,686,674       $ 11,352,368       $ 10,678,437       $ 10,948,073
     Net Interest Income                9,001,689          7,987,473          8,145,247          8,248,312
     Other Non-Interest Income          2,328,830          2,164,410          2,099,966          2,276,211
     Other Operating Expense            8,257,130          7,721,712          8,231,202          8,841,415
     Net Income                         1,705,498          1,471,381          1,231,511            301,696

Per Share
     Net Income                      $       3.94       $       3.40       $       2.80       $       0.69
     Cash Dividends Declared                 1.28               1.12               1.00               0.75
     Stockholders' Equity                   32.54              29.63              27.14              25.57

                                   NET INCOME

1993                  301,696
1994                1,231,511
1995                1,471,381
1996                1,705,498


                           CASH DIVIDENDS(in dollars)

1993                    .75
1994                   1.00
1995                   1.12
1996                   1.28

                                     LOANS

1993                62,450,651
1994                72,421,816
1995                95,984,044
1996                98,955,368





                        EARNINGS PER SHARE (in dollars)


                                      EPS
                               -----------------

                               1993         0.69
                               1994         2.80
                               1995         3.40
                               1996         3.94

                                      ROE
                                ---------------
                                 1993     2.70
                                 1994    10.61
                                 1995    11.98
                                 1996    12.94





                                 ROE COMPARISON
                                ----------------
                                 Peer      9.66
                                 NVS      10.64
                                 BOS      13.13

MESSAGE  FROM THE  CHAIRMAN OF THE BOARD

1996 represents a turning point for Bank of Smithtown. It was a year of rapid change and dramatic improvement.

During the first six months of this past year we completely reengineered all of our work processes throughout the Bank. We did so to increase efficiency, to reduce noninterest expense and to improve customer service. The reengineering process involved significant effort and costs, but we felt that absorption of those costs during the early part of 1996 would become an investment in the future of our bank.

July and August of 1996 were transitional months during which time we had completed all of our reengineering work, but were not yet feeling all of the financial benefits of our efforts. During the last four months of the year, however, the fruits of our labors became apparent.

Comparing the Bank's first eight months' performance with the Bank's performance during the last four months produces a sharp contrast. Our return on assets, return on equity and efficiency ratio during the first eight months were as follows:

                  ROA              ROE            Efficiency
                  ---              ---            ----------
                   .71             9.29             77.74

For the last four months of the year, however, the improvement was dramatic. Once the full effects of our reengineering work had taken hold, the same ratios were:

                  ROA               ROE            Efficiency
                  ---               ---            ----------
                  1.53              20.57            61.61

Improved, indeed. ROA and ROE more than doubled. In fact, net income during the latter period was more than twice net income during the first eight months, in half the time.

This marked improvement in so short a period of time produced the best year in the Bank's 87 year history in spite of our retrenchment during the first half of the year. Net income was $1,705,498, our second consecutive year of record earnings and almost 16% higher than our previous record high.

The ratios previously discussed, for the entire year of 1996, were:

                  ROA               ROE             Efficiency
                  ---               ---             ----------
                  1.00              12.94            72.02

While these numbers are still short of the goals we have set for ourselves, they nonetheless represent new levels of achievement for Bank of Smithtown, and are clearly "ahead of schedule" with respect to our strategic plan.

In addition to our improved profitability, we also achieved significant growth during 1996. During a year when most banks had difficulty growing core deposits, our average deposits grew by more than $14 million, almost a 10% increase over the previous year. Assets grew correspondingly by more than $14 million to $181,629,049 at year-end. This size level, of course, also represents a new record high for the Bank.

Capital ratios remain strong with leverage capital at 7.82% at year-end and a risk-based capital ratio of 13.58%. OREO and nonperforming assets are still at levels higher than our peers but remain concentrated in a few properties which are in the process of being sold. These properties are still part of the residue of the recession in the Long Island real estate market during the early 1990s. Our trends with respect to nonperforming assets continue to be favorable.

The prospects for our common stock are strong also. Earnings per share increased by more than 15.5% to $3.94 per share. The market value of the shares has continued to rise as well as the cash dividends. Cash dividends were increased during 1996 for the fourth consecutive year, and the Board presently anticipates a further increase during 1997.

In summary, 1996 represented a giant step toward our goals. While ratios for the last four months of the year, of course, do not constitute a guarantee of future performance, we do feel that the sharp contrast and rapid improvement clearly indicate our direction for the future.

We appreciate your support and look forward to continuing our recent strong performance throughout 1997 and beyond.


                                          Bradley E. Rock
                                          Chairman of the Board, President
                                          & Chief Executive Officer

TEXT

         1996 was a year in which we focused our attention on ways to improve customer service. During the past year, we have significantly increased our efforts to train our people better, in order to better serve our customers.

         As new products are developed, as technology is enhanced and as processes are improved, our employees must continuously be kept abreast of the changes. We have a full time training officer whose job it is to conduct and coordinate the training of our staff. We have developed a comprehensive product manual for every employee. Each member of our staff is trained and periodically tested on their knowledge of the Bank's products and services.

         By providing our employees with the tools they need to do their jobs better, they can respond customers.


                                    DEPOSITS
[GRAPHIC OMITTED]

1993                141,377,440
1994                135,230,577
1995                143,581,497
1996                158,928,455

         TEXT

                  Our history, as one of the oldest independently owned commercial banks on Long Island, has been inextricably intertwined with the successful growth and development of our community. Over the years, we have forged a powerful partnership with the area's residents and businesses, always striving to improve the quality of life and foster a vibrant economic environment.

                  Our recent performance evidences that our commitment to these high ideals has never been stronger. We have steadily increased our lending to small and growing companies and the resources dedicated to financing the acquisition, construction, and rehabilitation of residential and commercial properties. With a cadre of seasoned professionals, Bank of Smithtown will continue to be a vital partner, working hard to respond to the specialized needs of our customers and the communities we serve.

                         CONSTRUCTION LOANS, COMMERCIAL
                          MORTGAGES AND BUSINESS LOANS


                                      LOANS
                               --------------------
                                1993    39,463,430
                                1994    47,235,512
                                1995    65,729,943
                                1996    74,710,054

TEXT

         Bank of Smithtown's commitment to the community goes beyond providing financial products and services for local businesses and consumers. We are dedicated to help build the communities we serve by supporting its members through work with local civic, youth and philanthropic organizations.

         In particular, we believe that the youth of our community is vital to its growth and prosperity. Over our 87 year history, we have supported many local athletic teams, clubs and other groups with our money and our leadership. Whether the groups are affiliated with the C.Y.O., P.A.L., other youth organizations, Little League or, sometimes, school-related groups involved in activities outside the scope of the ordinary school budget, Bank of Smithtown has always made an effort to lend a hand with our contributions and our participation. We recently helped send a volleyball team to a statewide tournament in Buffalo. Last summer we helped some boys compete in a national wrestling competition held in Indiana. We helped send a girls dance team to a national competition in Orlando and some cheerleaders to a worldwide competition in Europe. We helped to sponsor a softball team that won a championship in Texas. For many years we have sponsored a "5K" run in St. James for people of all ages.

         And our support is not at all limited to athletics. We help publish a list of business education courses available in local schools each year. We lent our support to the recent publication of a pictorial history of the Town of Smithtown in its early years. And our employees have acted many times as guest lecturers in local high schools on business-related subjects or other subjects in which they have special expertise.

         Unlike the "big" banks, virtually all of our employees live in the towns and villages we serve. Bank of Smithtown's employees are coaches, instructors and group leaders. They also sit on the boards of local school districts, churches, museums and chambers of commerce.

         At Bank of Smithtown, community service means more than providing funding for local projects. It means helping to build our community by lending our time and support, as well as our money!

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
  and Stockholders of
Smithtown Bancorp


We have audited the accompanying consolidated balance sheets of Smithtown Bancorp as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of Smithtown Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithtown Bancorp at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, Smithtown Bancorp changed its methods of accounting for impaired loans in 1995 and for certain investments in debt securities in 1994.



Albrecht, Viggiano, Zureck & Company, P.C.
Hauppauge, New York
January 24, 1997

                           CONSOLIDATED BALANCE SHEETS
                                SMITHTOWN BANCORP

                                                                      As of December 31,
                                                                  1996                1995
----------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                       $  7,689,964       $   7,003,234
Investment Securities:
     Investment Securities Held to Maturity:
       Obligations of U.S. Government                            2,008,366           2,013,739
       Mortgage-Backed Securities                                9,003,335          10,226,753
       Obligations of State and Political Subdivisions           4,996,750           4,647,865
----------------------------------------------------------------------------------------------
              Total (Fair Value $15,903,133 in 1996 and
                  $16,975,739 in 1995)                          16,008,451          16,888,357
----------------------------------------------------------------------------------------------
     Investment Securities Available for Sale:
       Obligations of U.S. Government                                    0           3,008,900
       Obligations of U.S. Government Agencies                  13,563,700           3,015,900
       Mortgage-Backed Securities                               34,218,784          13,155,534
       Other Securities                                            599,800             599,000
----------------------------------------------------------------------------------------------
              Total (At Fair Value)                             48,382,284          19,779,334
----------------------------------------------------------------------------------------------
          Total Investment Securities                           64,390,735          36,667,691
----------------------------------------------------------------------------------------------
Federal Funds Sold                                                       0           6,750,000
----------------------------------------------------------------------------------------------
Loans                                                          101,150,671          98,069,261
     Less:Unearned Discount                                        572,731             655,323
          Allowance for Possible Loan Losses                     1,622,572           1,429,894
----------------------------------------------------------------------------------------------
Loans, Net                                                      98,955,368          95,984,044
----------------------------------------------------------------------------------------------
Bank Premises and Equipment                                      2,618,863           3,173,036
----------------------------------------------------------------------------------------------
Other Assets
     Other Real Estate Owned                                     5,087,707           5,046,544
     Other                                                       2,886,412           2,903,725
----------------------------------------------------------------------------------------------
          Total Other Assets                                     7,974,119           7,950,269
----------------------------------------------------------------------------------------------
     TOTAL                                                    $181,629,049       $ 157,528,274
==============================================================================================

LIABILITIES
Deposits:
     Demand (Non-Interest Bearing)                            $ 42,562,809       $  35,944,658
     NOW                                                        14,466,688          13,341,511
     Money Market                                               27,412,325          23,376,214
     Savings                                                    45,729,259          46,314,234
     Time                                                       28,757,374          24,604,880
----------------------------------------------------------------------------------------------
          Total Deposits                                       158,928,455         143,581,497
Dividend Payable                                                   138,646             121,315
Securities Sold Under Agreements to Repurchase                   2,800,000                   0
Other Borrowings                                                 4,485,724                   0
Other Liabilities                                                1,178,985             988,389
----------------------------------------------------------------------------------------------
          Total Liabilities                                    167,531,810         144,691,201
----------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value
     (1,500,000 Shares Authorized; 447,955 Issued)               2,239,775           2,239,775
Capital Surplus                                                  1,993,574           1,993,574
Unrealized Gain (Loss) on Securities Available for Sale             81,093             (28,157)
Retained Earnings                                               10,229,436           9,078,520
----------------------------------------------------------------------------------------------
          Total                                                 14,543,878          13,283,712
Less:Treasury Stock (14,687 Shares at Cost at
      December 31, 1996 and 1995, respectively)                    446,639             446,639
----------------------------------------------------------------------------------------------
          Total Stockholders' Equity                            14,097,239          12,837,073
----------------------------------------------------------------------------------------------
          TOTAL                                               $181,629,049       $ 157,528,274
==============================================================================================


See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                SMITHTOWN BANCORP


                                                                                          Year Ended December 31,
                                                                                  1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                                    $ 9,393,295       $ 8,278,027       $ 6,690,095
Interest on Federal Funds Sold                                                    417,107           221,857           117,440
Interest and Dividends on Investment Securities:
     Taxable:
          Obligations of U.S. Government                                          141,265           431,259         1,235,897
          Obligations of U.S. Government Agencies                                 569,716           178,689           177,332
          Mortgage-Backed Securities                                            1,833,879         1,901,977         2,080,703
          Other                                                                    37,638            22,385             7,632
-----------------------------------------------------------------------------------------------------------------------------
              Total                                                             2,582,498         2,534,310         3,501,564
     Exempt from Federal Income Taxes:
          Obligations of State and Political Subdivisions                         293,774           318,174           369,338
-----------------------------------------------------------------------------------------------------------------------------
                 Total Interest Income                                         12,686,674        11,352,368        10,678,437
-----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Money Market Accounts                                                             834,353           716,465           584,242
Savings                                                                         1,298,962         1,387,282         1,269,785
Certificates of Deposit of $100,000 and Over                                      361,484           210,891           113,101
Other Time Deposits                                                             1,044,946           928,796           438,839
Interest on Securities Sold Under Agreements To Repurchase                        100,932           106,511           127,223
Interest on Other Borrowings                                                       44,308            14,950                 0
-----------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                                3,684,985         3,364,895         2,533,190
-----------------------------------------------------------------------------------------------------------------------------
          Net Interest Income                                                   9,001,689         7,987,473         8,145,247
          Provision for Possible Loan Losses                                      370,000           110,000           120,000
-----------------------------------------------------------------------------------------------------------------------------
          Net Interest Income, After Provision for Possible Loan Losses         8,631,689         7,877,473         8,025,247
-----------------------------------------------------------------------------------------------------------------------------
OTHER NON-INTEREST INCOME
Trust Department Income                                                           434,069           401,811           298,786
Service Charges on Deposit Accounts                                             1,337,449         1,278,668         1,344,754
Other Income                                                                      540,588           482,538           433,731
Net Gain on Sales of Investment Securities                                         16,724             1,393            22,695
-----------------------------------------------------------------------------------------------------------------------------
          Total Other Non-Interest Income                                       2,328,830         2,164,410         2,099,966
-----------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries                                                                        3,379,214         3,470,680         3,556,241
Pensions and Other Employee Benefits                                              717,516           761,577           832,603
Net Occupancy Expense of Bank Premises                                          1,130,358           944,571           905,538
Furniture and Equipment Expense                                                   637,029           622,775           582,663
Other Expenses                                                                  2,393,013         1,922,109         2,354,157
-----------------------------------------------------------------------------------------------------------------------------
          Total Other Operating Expenses                                        8,257,130         7,721,712         8,231,202
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                      2,703,389         2,320,171         1,894,011
Provision for Income Taxes                                                        997,891           848,790           662,500
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $ 1,705,498       $ 1,471,381       $ 1,231,511
=============================================================================================================================

EARNINGS PER SHARE
Net Income                                                                    $      3.94       $      3.40       $      2.80
Weighted Average Shares Outstanding                                               433,268           432,929           439,400


See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                SMITHTOWN BANCORP

                                                                                                           Net
                                                                                                        Unrealized
                                          Common Stock                                      Cost of    Gain(Loss)on
                                --------------------------                                   Common      Securities      Total
                                   Shares                         Capital      Retained     Stock in      Available   Stockholders'
                                Outstanding       Amount          Surplus      Earnings     Treasury      for Sale        Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993        439,765    $ 2,239,775     $ 1,993,118   $ 7,297,259   $(286,650)                   $11,243,502
Net Income                                                                     1,231,511                                  1,231,511
Cash Dividends Declared                                                         (436,741)                                  (436,741)
Treasury Stock Sales                  4,467                                                  110,000                        110,000
Treasury Stock Purchases            (16,566)                                                (407,938)                      (407,938)
Unrealized Loss on Securities
  Available for Sale                                                                                   $   (134,616)       (134,616)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994        427,666    $ 2,239,775     $ 1,993,118   $ 8,092,029   $(584,588)  $   (134,616)    $11,605,718
Net Income                                                                     1,471,381                                  1,471,381
Cash Dividends Declared                                                         (484,890)                                  (484,890)
Treasury Stock Sales                  5,602                            456                   137,949                        138,405
Unrealized Gain on Securities
     Available for Sale                                                                                     106,459         106,459
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995        433,268    $ 2,239,775     $ 1,993,574   $ 9,078,520   $(446,639)  $    (28,157)    $12,837,073
Net Income                                                                     1,705,498                                  1,705,498
Cash Dividends Declared                                                         (554,582)                                  (554,582)
Unrealized Gain on Securities
     Available for Sale                                                                                     109,250         109,250
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996    $   433,268    $ 2,239,775     $ 1,993,574   $10,229,436   $(446,639)  $     81,093     $14,097,239
===================================================================================================================================

Cash dividends per share were $1.28 in 1996, $1.12 in 1995, $1.00 in 1994.


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                SMITHTOWN BANCORP

                                                                                             Year Ended December 31,
                                                                             1996                1995                1994
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $  1,705,498        $  1,471,381        $  1,231,511
Adjustments to reconcile net income to net cash pro-
       vided by operating activities:
     Valuation Reserve for Other Real Estate Owned                        209,000             100,000             335,000
     Depreciation on Premises and Equipment                               450,265             455,199             408,082
     Provision for Possible Loan Losses                                   370,000             110,000             120,000
     Net Gain on Sales of Investment Securities                           (16,724)             (1,393)            (22,695)
     Amortization of Transition Obligation                                 49,909              74,200              74,200
     Loss on Sale of Bank Property                                         57,568                   0                   0
     Increase  in Interest Payable                                         44,568              81,546              27,426
     Increase (Decrease) in Miscellaneous Payables
       and Accrued Expenses                                                (7,324)            (96,232)             23,342
     (Increase) Decrease in Fees and Commissions Receivable               (65,000)            (22,137)             34,595
     (Increase) Decrease in Interest Receivable                           (72,496)            182,437             133,445
     (Increase) Decrease in Prepaid Expenses                              222,052             160,135            (404,119)
     (Increase) Decrease  in Miscellaneous Receivables                        159             927,357            (107,308)
     (Increase) Decrease in Income Taxes Receivable                        98,246             213,595             (54,905)
     (Increase) Decrease in Deferred Taxes                                (87,318)             28,738             (56,376)
     Decrease in Accumulated Postretirement
       Benefit Obligation                                                 (54,000)            (44,301)            (58,157)
     Amortization of Investment Security Premiums
       and Accretion of Discounts                                        (198,574)             38,790             347,694
-------------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY OPERATING ACTIVITIES                         2,705,829           3,679,315           2,031,735
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity                                                 1,198,295           4,000,128           2,468,598
       Available for Sale                                               6,734,886           9,408,375           4,939,590
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity                                                   356,652           2,507,707          16,413,194
       Available for Sale                                               3,163,281           8,153,750                   0
     Purchase of Mortgage-Backed Securities:
       Held to Maturity                                                         0                   0          (9,231,246)
       Available for Sale                                             (27,502,567)                  0                   0
     Purchase of Other Investment Securities:
       Held to Maturity                                                  (714,347)                  0          (3,075,461)
       Available for Sale                                             (10,555,581)         (1,476,956)                  0
     Federal Funds Sold, Net                                            6,750,000          (6,550,000)          2,300,000
     Loans Made to Customers, Net                                      (4,931,095)        (17,734,860)        (18,176,533)
     Purchase of Premises and Equipment                                  (158,900)           (461,086)           (265,156)
     Proceeds from Sale of Other Real Estate Owned                      1,339,608             505,877             621,314
     Proceeds from Sale of Bank Property                                  205,239                   0                   0
-------------------------------------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                           (24,114,529)         (1,647,065)         (4,005,700)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Increase (Decrease) in Demand Deposits,
       NOW Accounts and Savings Accounts                               11,194,464          (1,401,661)         (7,300,072)
     Net Increase in Time Deposits                                      4,152,494           9,752,581           1,153,210
     Cash Dividends Paid                                                 (537,252)           (470,491)           (329,824)
     Securities Sold Under Agreements to
       Repurchase and Other Borrowings, Net                             7,285,724          (9,003,500)          9,003,500
     Purchase of Treasury Stock                                                 0                   0            (407,938)
     Proceeds from Sale of Treasury Stock                                       0             138,405             110,000
-------------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 22,095,430            (984,666)          2,228,876
-------------------------------------------------------------------------------------------------------------------------
          Net Increase  in Cash and Due from Banks                        686,730           1,047,584             254,911
          Cash and Due from Banks, Beginning of Year                    7,003,234           5,955,650           5,700,739
-------------------------------------------------------------------------------------------------------------------------
          Cash and Due from Banks, End of Year                       $  7,689,964        $  7,003,234        $  5,955,650
=========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid During the Year for:
       Interest                                                      $    117,111        $    136,012        $    112,672
       Income Taxes                                                       986,963             774,542             773,781

SCHEDULE OF NONCASH INVESTING ACTIVITIES
     Loans Transferred to Other Real Estate Owned                    $  1,589,770        $     87,099        $  1,235,368


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A .  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that the loan loss reserve could differ from actual results.

INVESTMENT SECURITIES

On January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115). In accordance with SFAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115.

The Bank's investments in securities are classified in two categories and accounted for as follows:

- SECURITIES TO BE HELD TO MATURITY - Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

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

LOANS

Effective January 1, 1995, Bank of Smithtown adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). A loan is defined as impaired by SFAS 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that a portion of the overall reserve for possible credit losses related to impaired loans be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to the adoption of SFAS 114, Bank of Smithtown's methodology for determining the adequacy of the reserve for possible credit losses did not incorporate the concept of the time value of money and expected future interest cash flows. In addition, SFAS 114 modifies the accounting for insubstance foreclosures (ISF). A collateralized loan is now considered an ISF and reclassified to Other Assets only when a creditor has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Effective January 1, 1995, Bank of Smithtown also adopted Statement of Financial Account Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," (SFAS 118) which amends SFAS 114 to permit a creditor to use existing methods for recognizing interest revenue on impaired loans. Generally, interest revenue received on impaired loans continues either to be applied by Bank of Smithtown against principal or to be realized as interest revenue, according to Management's judgment as to the collectibility of principal.

Loans are generally recorded at the principal amount outstanding net of unearned discount and the reserve for loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method. Interest on loans is credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when in the opinion of management there is doubt about the ability of the borrower to pay interest or principal. Management may continue to accrue interest when it determines that a loan and related interest are adequately secured and in the process of collection. Loans held for sale are carried at the lower of aggregate cost or fair value. The Bank sells or securitizes certain loans. Such sales are with recourse and no reserve is considered necessary at December 31, 1996. Gains are reported in Other Income.

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

Bank Premises.................................................. 25-30 years
Leasehold Improvements.........................................  5-40 years
Furniture and Equipment........................................    10 years

OTHER REAL ESTATE OWNED

Included in other assets is real estate held for sale which is acquired principally through foreclosure or a similar conveyance of title and is carried at the lower of cost or fair value minus estimated costs to sell the property. Any write-downs at the dates of acquisition are charged to the Allowance for Possible Loan Losses. Revenues and expenses associated with holding such assets are recorded through operations when realized.

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

INCOME TAXES

The tax provision as shown in the consolidated statements of income relates to items of income and expense reflected in the statements after appropriate deduction of tax-free income, principally nontaxable interest from obligations of state and political subdivisions. Deferred taxes are provided for timing differences related to depreciation, loan loss provisions, post retirement benefits, and investment securities which are recognized for financial accounting purposes in one period and for tax purposes in another period.

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

RETIREMENT BENEFITS

In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," (SFAS 106) which was implemented in 1993. This statement established accounting standards for postretirement benefits other than pensions (hereinafter referred to as postretirement benefits). The statement principally focuses on health care benefits, although it applies to all forms of postretirement benefits other than pensions. SFAS 106 changed the Bank's practice of accounting for postretirement benefits from a cash basis to an accrual basis. This statement requires that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

NOTE B.  INVESTMENT SECURITIES

The carrying amounts of Investment Securities as shown in the consolidated balance sheets and their fair values at December 31 were as follows:

                                                                                Gross            Gross
                                                             Amortized        Unrealized       Unrealized           Fair
                                                               Cost             Gains           (Losses)            Value
---------------------------------------------------------------------------------------------------------------------------
SECURITIES TO BE HELD TO MATURITY:
     DECEMBER 31, 1996
      OBLIGATIONS OF U.S. GOVERNMENT                        $ 2,008,366       $      0       $   (20,066)       $ 1,988,300
      MORTGAGE-BACKED SECURITIES                              7,003,335              0          (169,364)         6,833,971
      COLLATERALIZED MORTGAGE OBLIGATIONS                     2,000,000              0           (40,200)         1,959,800
      OBLIGATIONS OF STATE AND POLITICAL
          SUBDIVISIONS                                        4,996,750        134,029            (9,717)         5,121,062
---------------------------------------------------------------------------------------------------------------------------
           TOTAL                                            $16,008,451       $134,029       $  (239,347)       $15,903,133
===========================================================================================================================
     DECEMBER 31, 1995
      Obligations of U.S. Government                        $ 2,013,739       $      0       $   (14,439)       $ 1,999,300
      Mortgage-Backed Securities                              8,240,962          8,472          (101,079)         8,148,355
      Collateralized Mortgage Obligations                     1,985,791              0           (34,191)         1,951,600
      Obligations of State and Political
           Subdivisions                                       4,647,865        232,627            (4,008)         4,876,484
---------------------------------------------------------------------------------------------------------------------------
           Total                                            $16,888,357       $241,099       $  (153,717)       $16,975,739
===========================================================================================================================
     DECEMBER 31, 1994
      Obligations of U.S. Government                        $ 3,019,956       $      0       $  (174,169)       $ 2,845,787
      Obligations of U.S. Government Agencies                 2,051,544              0          (187,169)         1,864,375
      Mortgage-Backed Securities                             28,613,602              0        (2,216,952)        26,396,650
      Collateralized Mortgage Obligations                     6,147,841          3,033          (649,550)         5,501,324
      Obligations of State and Political Subdivisions         6,137,424        141,582           (11,947)         6,267,059
---------------------------------------------------------------------------------------------------------------------------
           Total                                            $45,970,367       $144,615       $(3,239,787)       $42,875,195
===========================================================================================================================
SECURITIES AVAILABLE FOR SALE:
     DECEMBER 31, 1996
          OBLIGATIONS OF U.S. GOVERNMENT AGENCIES           $13,534,626       $ 61,561       $   (32,487)       $13,563,700
          MORTGAGE-BACKED SECURITIES                         30,773,776        189,721           (69,322)        30,894,175
          COLLATERALIZED MORTGAGE OBLIGATIONS                 3,334,266              0            (9,657)         3,324,609
          OTHER SECURITIES                                      599,800              0                 0            599,800
---------------------------------------------------------------------------------------------------------------------------
           TOTAL                                            $48,242,468       $251,282       $  (111,466)       $48,382,284
===========================================================================================================================
     DECEMBER 31, 1995
      Obligations of U.S. Government                        $ 3,008,013       $  1,780       $      (893)       $ 3,008,900
      Obligations of U.S. Government Agencies                 3,026,634              0           (10,734)         3,015,900
      Mortgage-Backed Securities                             11,938,626         23,286           (57,593)        11,904,319
      Collateralized Mortgage Obligations                     1,255,609              0            (4,394)         1,251,215
      Other Securities                                          599,000              0                 0            599,000
---------------------------------------------------------------------------------------------------------------------------
           Total                                            $19,827,882       $ 25,066       $   (73,614)       $19,779,334
===========================================================================================================================
     DECEMBER 31, 1994
      Obligations of U.S. Government                        $10,086,065       $ 35,012       $   (65,453)       $10,055,624
      Obligations of U.S. Government Agencies                 1,000,000              0          (102,188)           897,812
      Mortgage-Backed Securities                              2,145,263            520           (99,988)         2,045,795

      Other Securities                                          127,200              0               0               127,200
      ------------------------------------------------------------------------------------------------------------------------
           Total                                            $13,358,528       $ 35,532       $(267,629)         $ 13,126,431
==============================================================================================================================

     The following table presents the amortized cost of and fair values of investment in debt securities by scheduled maturity at respective year-ends.

                                                                1996                               1995
                                                     AMORTIZED           FAIR           Amortized           Fair
TYPE AND MATURITY GROUPING                             COST              VALUE            Cost              Value
--------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
     Obligations of U.S. Government
       After 1 year, but within 5 years            $ 2,008,366       $ 1,988,300       $ 2,013,739       $ 1,999,300
--------------------------------------------------------------------------------------------------------------------
          TOTAL OBLIGATIONS OF U.S.
            GOVERNMENT                             $ 2,008,366       $ 1,988,300       $ 2,013,739       $ 1,999,300
====================================================================================================================
     Mortgage-Backed Securities
       After 1 year, but within 5 years            $ 3,553,981       $ 3,473,619       $ 4,219,423       $ 4,171,205
       After 5 years, but within 10 years            2,000,000         1,959,800         1,985,791         1,951,600
       After 10 years                                3,449,354         3,360,352         4,021,539         3,977,150
--------------------------------------------------------------------------------------------------------------------
          TOTAL MORTGAGE-BACKED SECURITIES         $ 9,003,335       $ 8,793,771       $10,226,753       $10,099,955
====================================================================================================================
     Obligations of State and Political
       Subdivisions
       Within 1 year                               $   557,644       $   560,065       $   352,072       $   354,317
       After 1 year, but within 5 years              2,492,355         2,570,337         2,939,504         3,073,746
       After 5 years, but within 10 years            1,855,751         1,898,949         1,219,539         1,312,194
       After 10 years                                   91,000            91,711           136,750           136,227
--------------------------------------------------------------------------------------------------------------------
          TOTAL OBLIGATIONS OF STATE AND
            POLITICAL SUBDIVISIONS                 $ 4,996,750       $ 5,121,062       $ 4,647,865       $ 4,876,484
====================================================================================================================
SECURITIES AVAILABLE FOR SALE:
     Obligations of U.S. Government
       Within 1 year                               $         0       $         0       $ 3,008,013       $ 3,008,900
--------------------------------------------------------------------------------------------------------------------
          TOTAL OBLIGATIONS OF U.S.
            GOVERNMENT                             $         0       $         0       $ 3,008,013       $ 3,008,900
====================================================================================================================
     Obligations of U.S. Government Agencies
       After 1 year, but within 5 years            $ 2,000,000       $ 1,987,600       $ 1,000,000       $   989,900
       After 5 years, but within 10 years           11,534,626        11,576,100         2,026,634         2,026,000
--------------------------------------------------------------------------------------------------------------------
          TOTAL OBLIGATIONS U.S. GOVERNMENT
            AGENCIES                               $13,534,626       $13,563,700       $ 3,026,634       $ 3,015,900
====================================================================================================================
     Mortgage-Backed Securities
       Within 1 year                               $ 1,498,403       $ 1,488,514       $         0       $         0
       After 1 year, but within 5 years              5,683,495         5,638,494         8,852,209         8,794,617
       After 10 years                               26,926,144        27,091,776         4,342,026         4,360,917
--------------------------------------------------------------------------------------------------------------------
          TOTAL MORTGAGE-BACKED SECURITIES         $34,108,042       $34,218,784       $13,194,235       $13,155,534
====================================================================================================================

Mortgage-Backed Securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Gross unrealized gains for the above investments amounted to $385,311 and $266,165 in 1996 and 1995, respectively, while gross unrealized losses amounted to $350,813 and $227,331 in 1996 and 1995, respectively.

Obligations of the U.S. Government and Mortgage-Backed Securities having a book value of $23,843,405 and a fair value of $23,634,530 were pledged to secure public deposits. No municipality maintains deposits exceeding ten percent of stockholders' equity.

Gross realized gains (losses) on sales of Securities Available for Sale for the years ended December 31:

                                                     1996          1995           1994
---------------------------------------------------------------------------------------
U.S. Government and Agency Securities               $    0      $ 33,508        $22,695
Mortgage-Backed Securities                          16,724       (32,115)             0

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

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $127,200. The stock has no maturity and has paid dividends at the rate of 6.0% for 1996 and 1995. During 1995, the Bank became a member of the Federal Home Loan Bank of New York, and now holds $472,600 of its stock. This stock also has no maturity and has paid average dividends of 6.0% during 1996. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank are restricted.

NOTE C.  LOANS

Loans as of December 31, consisted of the following:

                                                                                      1996              1995
---------------------------------------------------------------------------------------------------------------
Real Estate Loans, Construction                                                  $  8,180,276       $ 7,669,120
Real Estate Loans, Other
     Commercial                                                                    43,071,726        38,986,443
     Residential                                                                   14,074,208        16,270,758
Mortgage Loans Held for Sale                                                          495,000                 0
Commercial and Industrial Loans                                                    23,458,052        19,074,380
Loans to Individuals for Household, Family and Other Personal Expenditures         11,543,331        15,993,856
All Other Loans (Including Overdrafts)                                                328,078            74,704
---------------------------------------------------------------------------------------------------------------
Total Loans                                                                       101,150,671        98,069,261
Less:  Unearned Discount on Loans                                                     572,731           655,323
---------------------------------------------------------------------------------------------------------------
     TOTAL LOANS (NET OF UNEARNED DISCOUNT)                                      $100,577,940       $97,413,938
===============================================================================================================

Collateral varies, but generally includes residential and income producing commercial properties, as well as automobiles on personal loans. Fair value of loans at December 31, 1996 totaled $99,444,340.

Bank of Smithtown adopted SFAS 114 and SFAS 118 effective January 1, 1995. This did not have any impact on Bank of Smithtown's results of operations nor on its financial position, including the level of the Allowance for Possible Loan Losses. All loans considered impaired under SFAS 115 are included in the Bank's 90-day or more past-due or non-accrual categories. At December 31, 1996, the recorded investment in loans that are considered impaired under SFAS 114 was $1,592,024. No additional SFAS 114 reserve is required for the $1,592,024 of recorded investment in impaired loans, since previously taken charge-offs have reduced the recorded investment values to amounts that are less than the SFAS 114 calculated values. The average recorded investment in impaired loans during the twelve months ended December 31, 1996 was $2,217,618. The total allowance on impaired loans at December 31, 1996 and 1995 totaled $246,810 and $410,102, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. For the twelve months ended December 31, 1996 and 1995, Bank of Smithtown recognized no interest revenue on these impaired loans. Any cash receipts would first be applied to accrued interest on impaired loans, and then to the principal balance outstanding.

At December 31, 1996 and 1995, loans with unpaid principal balances of $2,000,529 and $2,849,175, respectively, on which the Bank is no longer accruing interest income, are included in the total loans listed above. The Bank expects to recover a portion of the principal balance included in the nonaccrual category at December 31, 1996 through work-out arrangements and the liquidation of collateral. If the Bank had accrued interest income on loans which were in a nonaccrual status at year-end, its interest income would have increased by approximately $143,045 in 1996 and $177,261 in 1995. Loans contractually past-due 90 days or more and still accruing interest amounted to $3,072 and $90,391 in 1996 and 1995, respectively.

During 1996, $1,589,770 of loans, net of an allocated portion of the Allowance for Possible Loan Losses, were transferred to Other Real Estate Owned (OREO). The book value of OREO, net of valuation reserves of $417,127, amounted to $5,087,707 as of December 31, 1996. The fair value of OREO as of December 31, 1996 was $5,428,790.

The composition of OREO at December 31, follows:

                                                    1996                 1995
--------------------------------------------------------------------------------
OREO                                             $5,504,834           $5,534,829
Less:  Valuation Reserve                            417,127              488,285
--------------------------------------------------------------------------------
Net                                              $5,087,707           $5,046,544
================================================================================

Provisions for real estate losses totaled $209,000, $100,000 and $335,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Other net OREO costs, which include operating revenue and expense, and gains and losses on the sale or disposition of real estate owned, approximated $102,000, $121,000, and $275,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

A summary of information concerning interest income on nonaccrual loans and OREO at December 31, follows:

                                                          OREO                         Nonaccrual
                                               --------------------------       -------------------------
(in thousands)                                 1996       1995       1994       1996       1995      1994
---------------------------------------------------------------------------------------------------------
Gross interest income which would have
     been recorded during the year under
     original contract terms                   $595       $635       $642       $143       $177       $26
Gross interest income recorded during
     the year                                     0          0          0         40         64        18
---------------------------------------------------------------------------------------------------------

The Bank has granted loans to officers, directors and principal shareholders of the Bancorp and to their associates. Related party loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these loans was $776,237 and $644,243 at December 31, 1996 and 1995, respectively. During 1996, $206,295 of new loans were made, and repayments totaled $74,301.

During 1996, Bank of Smithtown originated residential mortgages to be sold in the secondary market to various investors. The Bank does not retain servicing rights on these mortgages, but earns fee income from the origination process. At year end 1996, $495,000 of Mortgages Held for Sale were outstanding. Fee income earned during the year from such mortgage originations totaled $30,719.

NOTE D.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for the year ending December 31, were as follows:

                                                   1996             1995             1994
--------------------------------------------------------------------------------------------

BALANCE, JANUARY 1                              $1,429,894       $1,362,404       $1,500,829
Add:
     Recoveries                                     21,499           33,231           38,958
     Provision Charged to Current Expense          370,000          110,000          120,000
--------------------------------------------------------------------------------------------

          TOTAL                                  1,821,393        1,505,635        1,659,787
Less:  Charge-Offs                                 198,821           75,741          297,383
--------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                            $1,622,572       $1,429,894       $1,362,404
============================================================================================


NOTE E.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, at cost is as follows:

                                                                               1996             1995
        -----------------------------------------------------------------------------------------------
Land                                                                        $   92,650       $   92,650
Bank Premises                                                                1,518,609        1,803,836
Leasehold Improvements                                                       1,723,352        1,751,478
Furniture and Equipment                                                      2,948,107        2,802,435
   ----------------------------------------------------------------------------------------------------
          TOTAL                                                              6,282,718        6,450,399
Less:  Accumulated Depreciation and Amortization                             3,663,855        3,277,363
   ----------------------------------------------------------------------------------------------------
          TOTAL                                                             $2,618,863       $3,173,036
   ====================================================================================================

NOTE F.  EMPLOYEE BENEFITS

A 401(k) defined contribution plan (the "Plan") was established by the Bank during 1986. All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of up to 14% of their compensation. The Plan requires that the Bank match 50% of an employee's contribution up to 2% of the participating employee's compensation. The Bank's 401(k) contribution for 1996, 1995, and 1994, amounted to $51,266, $52,994, and $58,173, respectively.

During 1995, the Bank established an Employee Stock Ownership Plan (ESOP) for substantially all of its employees. The ESOP replaced the Defined Contribution Plan. Eligibility requirements for the ESOP remain the same as for the Defined Contribution Plan and include one year of continuous service, 1,000 hours and attaining an age of 21. Eligible compensation is defined as gross wages less contributions to any qualified plans to the extent that these contributions are not includable in the gross income of the participant. Contributions to the ESOP are in the form of cash and made at the discretion of the Board of Directors. The ESOP is using the Bank's contribution of $125,000 in 1996 to acquire 3,906 shares at $32.00 per share for eligible employees which represents 5.03% of eligible compensation. The Bank contributed $125,000 and $120,000 to the ESOP for each of the plan years in the two-year period ended December 31, 1996. ESOP shares are included in Weighted Average Shares Outstanding in the calculations of earnings per share.

In 1993, the Company adopted SFAS 106 "Employers' Accounting for Post-Retirement Benefits Other Than Pensions", which requires a calculation of the actuarial present value of expected benefits to be paid to employees after their retirement and an allocation of the cost of those benefits to the periods for which employees rendered service. The Bank pays a fixed amount for health insurance coverage that covers all employees that had retired as of December 31, 1993. There is no benefit for employees retiring after that date. The accumulated postretirement benefit obligation included in Other Liabilities at December 31, 1996 and 1995 totaled $696,271 and $607,895, respectively. The unrecognized transition obligation included in Other Assets at December 31, 1996 and 1995 totaled $508,000 and $539,800, respectively, which is being amortized using a straight-line method over twenty years.

                                                                                    1996          1995
--------------------------------------------------------------------------------------------------------
Net Periodic Post Retirement Benefit Cost included the following Components:
     Interest Cost                                                                 $46,393       $42,400
     Amortization of Unrecognized Net Loss                                           1,618             0
     Amortization of Unrecognized Transition Obligation                             31,800        31,800
--------------------------------------------------------------------------------------------------------
          TOTAL                                                                    $79,811       $74,200
========================================================================================================

For the years ended December 31, 1996 and 1995, the weighted-average discount rates used in determining the actuarial present value of the accumulated benefit obligation was 7.0% and 8.0%, respectively.

NOTE G.  INCOME TAXES

Federal and State Income Taxes payable (prepaid) as of December 31, included in other liabilities in 1996 and other assets in 1995 are as follows:

                                                   1996                   1995
--------------------------------------------------------------------------------
Current                                         $ (66,693)              $ 31,553
Deferred                                          350,064                341,859
--------------------------------------------------------------------------------
          TOTAL                                 $ 283,371               $373,412
================================================================================

Provisions for current income taxes for the years ended December 31, are as follows:

                                      1996              1995              1994
--------------------------------------------------------------------------------
Federal:
     Current                        $662,461         $ 627,738          $364,621
     Deferred                         70,865           (32,417)          124,879
--------------------------------------------------------------------------------
Total Federal                        733,326           595,321           489,500
--------------------------------------------------------------------------------
New York State:
     Current                         248,111           261,318           144,025
     Deferred                         16,454            (7,849)           28,975
--------------------------------------------------------------------------------
Total New York State                 264,565           253,469           173,000
--------------------------------------------------------------------------------
          TOTAL                     $997,891         $ 848,790          $662,500
================================================================================

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                            1996                       1995                      1994
                                      TAX          PRETAX        Tax         Pretax         Tax        Pretax
                                    AMOUNT       INCOME(%)      Amount      Income(%)      Amount     Income(%)
                                  ------------------------    -----------------------   -----------------------
Federal Statutory Rate            $ 919,152        34.00      $ 788,858      34.00      $ 643,964      34.00
Increase (Reduction) of
     Taxes Resulting From:
     Tax Exempt Interest            (92,839)       (3.43)      (100,501)     (4.33)      (118,767)     (6.27)
     State Income Taxes Net
          of Federal Income
          Tax Benefit               174,613         6.46        167,290       7.21        114,180       6.02
     Other                           (3,035)       (0.11)        (6,857)     (0.30)        23,123       1.22
---------------------------------------------------------------------------------------------------------------
          TOTAL                   $ 997,891        36.92      $ 848,790      36.58      $ 662,500      34.97
===============================================================================================================

Income taxes on investment securities transactions amounted to approximately $7,100 in 1996, $600 in 1995 and $8,000 in 1994.

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method results in a net deferred tax asset of $350,064 and $341,859 as of the end of 1996 and 1995, respectively.

Deferred tax assets and (liabilities) were recognized as of December 31, 1996 and 1995 for the taxable temporary differences related to loan loss provisions, depreciation, OREO losses, Accounting for Postretirement Benefits Other than Pensions (SFAS 106), and Accounting for Investment Securities (SFAS 115), as presented below:

                                   Loan
                                   Loss                             OREO           SFAS          SFAS
DECEMBER 31, 1996:               Provision      Depreciation       Losses           106           115            Total
--------------------------------------------------------------------------------------------------------------------------------
Federal Deferred Tax
     Asset (Liability)            $333,913       $(186,798)       $127,202       $21,762       $(47,538)       $248,541
New York State Deferred
      Tax Asset (Liability)         78,407            (749)         29,930         5,120        (11,185)        101,523
-----------------------------------------------------------------------------------------------------------------------
Net Deferred Tax
     Asset (Liability)            $412,320       $(187,547)       $157,132       $26,882       $(58,723)       $350,064
=======================================================================================================================
DECEMBER 31, 1995:
Federal Deferred Tax
     Asset (Liability)            $235,762       $(199,717)       $166,016       $23,153       $ 16,506        $241,720
New York State Deferred
      Tax Asset (Liability)         55,313          (3,568)         39,063         5,447          3,884         100,139
-----------------------------------------------------------------------------------------------------------------------
Net Deferred Tax
     Asset (Liability)            $291,075       $(203,285)       $205,079       $28,600       $ 20,390        $341,859
=======================================================================================================================

NOTE H. DEPOSITS

TIME DEPOSITS IN EXCESS OF $100,000

At December 31, 1996 and 1995, time deposits in principal amounts of $100,000 or more were $6,392,848 and $4,986,024, respectively. Interest expense on such deposits for the three years ended December 31, 1996 was $361,484, $210,891, and $113,101, respectively.

A schedule of time deposits having a remaining term of more than one year and the aggregate amount of maturities for each of the four years following the balance sheet date is set forth as follows:

1998 .............................................                    $4,862,034
1999 .............................................                     1,171,436
2000 .............................................                     1,082,840
2001 .............................................                       730,334
                                                                      ----------
     TOTAL .......................................                    $7,846,644
                                                                      ==========

DEPOSITS TO MAJOR SHAREHOLDERS, OFFICERS, DIRECTORS AND THEIR AFFILIATES Deposits due to major shareholders, officers, directors and their affiliates aggregated $4,273,845 and $ 4,405,513 at December 31, 1996 and 1995,
respectively.

NOTE I.  STOCKHOLDERS' EQUITY
The Banking Law of the State of New York and the Federal Reserve Board regulate the amount of cash dividends that may be paid without prior approval. Retained Earnings available for cash dividends were $3,483,860 at December 31, 1996.

During 1996, the shareholders authorized the issuance of 100,000 shares of preferred stock at $.01 per share and an additional 1,000,000 shares of common stock. There are no preferred shares outstanding at December 31, 1996.

NOTE J.  SMITHTOWN BANCORP (PARENT COMPANY ONLY)

Smithtown Bancorp has one wholly-owned subsidiary, Bank of Smithtown.

BALANCE SHEETS

                                                                                           As of December 31,
                                                                                         1996              1995
------------------------------------------------------------------------------------------------------------------
ASSETS
Non-Interest-Bearing Deposits with Subsidiary Bank                                   $   188,905       $   171,824
Investment in Bank of Smithtown                                                       13,965,887        12,814,722
------------------------------------------------------------------------------------------------------------------
          TOTAL                                                                      $14,154,792       $12,986,546
==================================================================================================================

LIABILITIES
Cash Dividends Payable                                                               $   138,646       $   121,316
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value (1,500,000 Shares Authorized; 447,955 Issued)         2,239,775         2,239,775
Capital Surplus                                                                        7,859,918         7,859,918
Retained Earnings                                                                      4,363,092         3,212,176
Less:     Treasury Stock (14,687 Shares at Cost at
          December 31, 1996 and 1995)                                                    446,639           446,639
------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                  14,016,146        12,865,230
------------------------------------------------------------------------------------------------------------------
          TOTAL                                                                      $14,154,792       $12,986,546
==================================================================================================================

STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                             Year ended December 31,
                                                    1996               1995               1994
-------------------------------------------------------------------------------------------------
INCOME
Dividends from Bank of Smithtown                $   554,582        $   668,564        $   439,765
EXPENSES                                               (249)            (6,359)              (125)
-------------------------------------------------------------------------------------------------
Net Income Before Equity in Undistributed
     Earnings of Subsidiary                         554,333            662,205            439,640
Equity in Undistributed Earnings of
     Subsidiary                                   1,151,165            809,176            791,871
-------------------------------------------------------------------------------------------------
NET INCOME                                        1,705,498          1,471,381          1,231,511
Retained Earnings, Beginning of Year              3,212,176          2,225,685          1,430,914
Dividends Declared                                 (554,582)          (484,890)          (436,740)
-------------------------------------------------------------------------------------------------
RETAINED EARNINGS, END OF YEAR                  $ 4,363,092        $ 3,212,176        $ 2,225,685
=================================================================================================

STATEMENTS OF CASH FLOWS                                                     Year ended December 31,
                                                                   1996               1995               1994
-----------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                      $ 1,705,498        $ 1,471,381        $ 1,231,511
Adjustments to reconcile net income to net cash provided
     by operating activities:
       Equity in Undistributed Net Earnings of Subsidiary        (1,151,165)          (809,176)          (791,871)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           554,333            662,205            439,640
-----------------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
Advances from (Repayments to) Bank of Smithtown                           0           (297,938)           297,938
Dividends Paid                                                     (537,252)          (470,491)          (329,823)
Purchase of Treasury Stock                                                0                  0           (407,938)
Proceeds from Sale of Treasury Stock                                      0            138,405            110,000
-----------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                              (537,252)          (630,024)          (329,823)
-----------------------------------------------------------------------------------------------------------------
Net Increase in Non-Interest-Bearing Deposits with
     Subsidiary Bank                                                 17,081             32,181            109,817
Non-Interest Bearing Deposits with Subsidiary Bank,
     Beginning of Year                                              171,824            139,643             29,826
-----------------------------------------------------------------------------------------------------------------
Non-Interest-Bearing Deposits with Subsidiary Bank,
     End of Year                                                $   188,905        $   171,824        $   139,643
=================================================================================================================

NOTE K.  COMMITMENTS AND CONTINGENT LIABILITIES
As of December 31, 1996, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

1997 ...............................................                  $  149,973
1998 ...............................................                     129,267
1999 ...............................................                     118,930
2000 ...............................................                     115,898
2001 ...............................................                     116,692
Subsequent to 2001 .................................                   1,273,454
                                                                      ----------
Total ..............................................                  $1,904,214
                                                                      ==========

A number of leases include escalation provisions relating to real estate taxes and expenses.

Rental expenses for all leases on premises and equipment amounted to $403,060 in 1996, $343,175 in 1995 and $394,283 in 1994.

The Bank is required to maintain reserve balances with the Federal Reserve Bank of New York for reserve and clearing purposes. The average amount of these reserve balances for the year ended December 31, 1996 was $765,000.

NOTE L.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Statement of Financial Accounting Standards, "Disclosures about Fair Value of Financial Instruments", (SFAS 107) requires the Bank to disclose estimated fair values of its financial instruments. SFAS 107 was amended in October, 1994 by SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted price, if one exists. Fair value estimates, methods and assumptions are set forth below for the Bank's financial instruments.

CASH AND DUE FROM BANKS, DIVIDEND PAYABLE AND OTHER LIABILITIES

Cash and due from banks, dividend payable and other liabilities, because of their short-term nature, have been valued at their respective carrying vales.

INVESTMENT SECURITIES

For securities held-to-maturity and available-for-sale, fair values are estimated based on quoted market prices or dealer quotes.

LOANS AND MORTGAGE LOANS

The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. The fair value of mortgage loans held for sale approximates cost based on current estimated disposition value.

DEPOSIT LIABILITIES

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable at the reporting date. This is recorded at cost which approximates the fair value of fixed maturity certificates of deposit which is estimated using the rates currently offered for deposits of similar remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The fair values of securities sold under agreements to repurchase and other borrowings are estimated based on quoted market prices or dealer quotes.

NOTE M.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 1996, the Bank had $2,800,000 outstanding in Securities Sold Under Agreements to Repurchase (REPO's). The maturity date of this REPO is May 26, 1998 and the interest rate is 6.16%. The Bank's interest in these securities has been designated under a written custodial agreement. The average balance of these Securities Sold Under Agreements to Repurchase totaled $1,644,809 during 1996, with $2,800,000 being the maximum amount outstanding at any month end during 1996. The underlying security in the $2,800,000 REPO is a 7.75% U.S. Government Agency security, maturity date May 26, 2006, fair value $3,048,000. The security is held in safekeeping at Morgan Stanley and Company, Inc..

At December 31, 1995, there were no Securities Sold Under Agreements to Repurchase. Securities Sold Under Agreements to Repurchase averaged approximately $1,690,000 during 1995, based on daily averages, and the maximum amount outstanding at any month-end during 1995 totaled $7,962,000.

NOTE N.  OTHER BORROWINGS

Other Borrowings at year end included a five year convertible advance, obtained through the Federal Home Loan Bank of New York totaling $3,000,000 with a maturity date of December 3, 2001 and Demand Notes issued to the U.S. Treasury totaling $1,485,724.

These borrowings were secured by the Federal Home Loan Bank Mortgage Corporation (FHLMC) securities ranging in maturity dates from July 1998 to August 2024, with coupon interest rates paying between 5.00% to 8.50%, with a total value of $7,377,062.

These securities are held in safekeeping at the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The average balance of these Other Borrowings for 1996 was $848,260 and the maximum outstanding amount at any month end was $4,485,724.

At December 31, 1996 and 1995, the fair value of Other Borrowings approximated cost.

NOTE O. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
        CREDIT RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. At December 31, 1996, the Bank's total commitments to extend credit were $7,482,393 at fixed rates and $544,763 at variable rates. Standby letters of credit are written conditional instruments issued by Smithtown Bancorp to guarantee the financial performance of a customer to a third party. There were twenty-six performance standby letters of credit totaling $1,829,943 as of December 31, 1996. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

NOTE P.  REGULATORY MATTERS

The Board of Governors of the Federal Reserve Bank has issued guidelines for the implementation of risk based capital requirements by U.S. Banks and bank holding companies. These guidelines have been revised along with minimum leverage ratios also set by the Federal Reserve Bank. The Bank's capital remains extremely strong by all regulatory guidelines. The following is a listing of the Bank's required and actual capital ratios.

                                                                                 1996 ACTUAL   1995 Actual   Required
---------------------------------------------------------------------------------------------------------------------
Tier I                                                                              12.30%       11.63%        4.00%
Tier II                                                                              1.25%        1.25%          **
Total Risk-Based Capital                                                            13.58%       12.89%        8.00%
Leverage Ratio                                                                       7.82%        8.15%        4.00%

**Tier II Capital is limited to maximum of 100% of Tier 1 Capital.

                             SELECTED FINANCIAL DATA
                     CONSOLIDATED AVERAGE BALANCE SHEET DATA


                                                                              As of December 31,
 (in thousands)                                     1996             1995             1994            1993           1992
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                          $   7,401        $   6,781        $   6,451        $  7,050       $  6,915
Investment Securities:
  Obligations of U.S. Government and
    Agencies                                        10,788           10,496           22,387          37,327         40,469
  Mortgage-Backed Securities                        31,392           33,601           37,604          22,214         14,757
  Obligations of State and Political
    Subdivisions                                     4,814            5,259            6,180           5,990          6,121
  Other Investment Securities                          600              331              127             127            127
---------------------------------------------------------------------------------------------------------------------------
          Total Investment Securities               47,594           49,687           66,298          65,658         61,474
---------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                   7,681            3,758            2,962           5,479          6,294
Loans (Net of Unearned Discount)                    99,451           86,437           71,448          67,675         68,727
  Less: Allowance for Possible Loan Losses           1,550            1,412            1,507           2,115          1,486
---------------------------------------------------------------------------------------------------------------------------
Loans  Net                                          97,901           85,025           69,941          65,560         67,241
Bank Premises and Equipment                          2,793            3,133            3,272           3,442          2,960
Other Assets
  Other Real Estate Owned                            4,523            5,489            4,902           7,595          5,607
  Other                                              3,207            2,839            2,623           3,157          2,826
---------------------------------------------------------------------------------------------------------------------------
          TOTAL                                  $ 171,100        $ 156,712        $ 156,449        $157,941       $153,317
===========================================================================================================================

LIABILITIES
Deposits:
  Demand (Non-Interest Bearing)                  $  38,425        $  35,075        $  34,872        $ 34,005       $ 32,557
  Money Market                                      26,627           22,965           25,838          31,657         32,823
  Savings (including NOW)                           60,578           60,404           65,157          66,787         60,781
  Time                                              28,660           22,896           15,796          14,134         15,805
---------------------------------------------------------------------------------------------------------------------------
          Total Deposits                           154,290          141,340          141,663         146,583        141,966
Securities Sold Under Agreements to
  Repurchase                                         1,645            1,690            2,465               0              0
Other Borrowings                                       848              247                0               0              0
Other Liabilities                                    1,141            1,157              708             149            202
---------------------------------------------------------------------------------------------------------------------------
          Total Liabilities                        157,924          144,434          144,836         146,732        142,168
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value                       2,240            2,240            2,240           2,240          2,240
Capital Surplus                                      1,993            1,993            1,993           1,998          2,000
Unrealized Loss on Securities
  Available for Sale                                  (156)             (53)             (20)              0              0
Retained Earnings                                    9,546            8,579            7,695           7,271          7,217
---------------------------------------------------------------------------------------------------------------------------
          Total                                     13,623           12,759           11,908          11,509         11,457
          Less:  Treasury Stock                        447              481              295             300            308
---------------------------------------------------------------------------------------------------------------------------
          Total Stockholders' Equity                13,176           12,278           11,613          11,209         11,149
---------------------------------------------------------------------------------------------------------------------------
          TOTAL                                  $ 171,100        $ 156,712        $ 156,449        $157,941       $153,317
===========================================================================================================================

                             SELECTED FINANCIAL DATA
                           CONSOLIDATED BALANCE SHEETS

                                                                            As of December 31,
 (in thousands)                                   1996            1995             1994            1993           1992
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                         $  7,690       $   7,003        $   5,956        $  5,701       $  7,047
Investment Securities Held to Maturity:
  Obligations of U.S. Government                   2,008           2,014            3,020          28,159         39,245
  Obligations of U.S. Government
    Agencies                                           0               0            2,052           2,000          2,022
  Mortgage-Backed Securities                       9,003          10,227           34,761          34,835         14,910
  Obligations of State and Political
    Subdivisions                                   4,997           4,648            6,137           5,768          6,017
   Other Securities                                    0               0                0             127            127
------------------------------------------------------------------------------------------------------------------------
          Total                                   16,008          16,889           45,970          70,889         62,321
------------------------------------------------------------------------------------------------------------------------
Investment Securities Available for Sale:
  Obligations of U.S. Government                       0           3,009           10,056               0              0
  Obligations of U.S. Government
    Agencies                                      13,564           3,016              898               0              0
  Mortgage-Backed Securities                      34,219          13,155            2,046               0              0
  Other Securities                                   600             599              127               0              0
------------------------------------------------------------------------------------------------------------------------
          Total                                   48,383          19,779           13,127               0              0
------------------------------------------------------------------------------------------------------------------------
          Total Investment Securities             64,391          36,668           59,097          70,889         62,321
------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                     0           6,750              200           2,500          3,550
Loans                                            101,151          98,069           80,491          64,896         70,008
  Less:Unearned Discount                             573             655              707             944          1,560
       Allowance for Possible Loan
       Losses                                      1,623           1,430            1,362           1,501          2,050
------------------------------------------------------------------------------------------------------------------------
Loans, Net                                        98,955          95,984           78,422          62,451         66,398
------------------------------------------------------------------------------------------------------------------------
Bank Premises and Equipment                        2,619           3,173            3,167           3,310          3,573
Other Assets
  Other Real Estate Owned                          5,088           5,046            5,590           5,309          8,151
  Other                                            2,886           2,904            4,520           3,560          2,887
------------------------------------------------------------------------------------------------------------------------
          TOTAL                                 $181,629       $ 157,528        $ 156,952        $153,720       $153,927
========================================================================================================================

LIABILITIES
Deposits:
  Demand (Non-Interest Bearing)                 $ 42,563       $  35,945        $  34,656        $ 35,312       $ 35,424
  Money Market                                    27,412          23,376           22,654          25,369         30,314
  Savings (including NOW)                         60,196          59,656           63,069          66,997         62,886
  Time                                            28,757          24,605           14,852          13,699         13,851
------------------------------------------------------------------------------------------------------------------------
          Total Deposits                         158,928         143,582          135,231         141,377        142,475

Dividend Payable                                     139             121              107               0              0
Securities Sold Under Agreements to
   Repurchase                                      2,800               0            9,003               0              0
Other Borrowings                                   4,486               0                0               0              0
Other Liabilities                                  1,179             988            1,005           1,099            190
------------------------------------------------------------------------------------------------------------------------
          Total Liabilities                      167,532         144,691          145,346         142,476        142,665
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value                     2,240           2,240            2,240           2,240          2,240
Capital Surplus                                    1,994           1,994            1,993           1,993          1,998
Unrealized Gain (Loss) on Securities
   Available for Sale                                 81             (28)            (135)              0              0
Retained Earnings                                 10,229           9,078            8,092           7,298          7,325
------------------------------------------------------------------------------------------------------------------------
          Total                                   14,544          13,284           12,190          11,531         11,563
          Less:Treasury Stock                        447             447              584             287            301
------------------------------------------------------------------------------------------------------------------------
          Total Stockholders' Equity              14,097          12,837           11,606          11,244         11,262
------------------------------------------------------------------------------------------------------------------------
          TOTAL                                 $181,629       $ 157,528        $ 156,952        $153,720       $153,927
========================================================================================================================

                             SELECTED FINANCIAL DATA
                         CONSOLIDATED INCOME STATEMENTS


                                                                                As of December 31,
                                                          1996           1995          1994          1993           1992
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                             $ 9,391,802    $ 8,278,027   $ 6,690,095   $ 6,730,657    $ 7,430,991
Interest on Balance due from Banks                           1,493              0             0             0              0
Interest on Federal Funds Sold                             417,107        221,857       117,440       167,520        230,199
Interest and Dividends on Investment Securities:
   Taxable:
      Obligations of U.S. Government                       141,265        431,259     1,235,897     2,205,419      2,553,259
     Obligations of U.S. Government
       Agencies                                            569,716        178,689       177,332       166,526        170,047
     Mortgage-Backed Securities                          1,833,879      1,901,977     2,080,703     1,314,747      1,146,958
    Other Securities                                        37,638         22,385         7,632         7,632          7,632
----------------------------------------------------------------------------------------------------------------------------
           Total                                         2,582,498      2,534,310     3,501,564     3,694,324      3,877,896
   Exempt from Federal Income Taxes:
     Obligations of States and Political
        Subdivisions                                       293,774        318,174       369,338       355,572        362,718
----------------------------------------------------------------------------------------------------------------------------
          Total Interest Income                         12,686,674     11,352,368    10,678,437    10,948,073     11,901,804
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Money Market Accounts                                      834,353        716,465       584,242       738,928      1,133,467
Certificates of Deposit of
  $100,000 and Over                                        361,484        210,891       113,101       112,961        179,938
Other                                                    2,343,908      2,316,078     1,708,624     1,847,872      2,543,814
Interest on Securities Sold Under
  Agreements to Repurchase                                 100,932        106,511       127,223             0              0
Interest on Other Borrowings                                44,308         14,950             0             0              0
----------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                         3,684,985      3,364,895     2,533,190     2,699,761      3,857,219
----------------------------------------------------------------------------------------------------------------------------
          NET INTEREST INCOME                            9,001,689      7,987,473     8,145,247     8,248,312      8,044,585
Provision for Possible Loan
  Losses                                                   370,000        110,000       120,000     1,364,329      1,096,000
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
  for Possible Loan Losses                               8,631,689      7,877,473     8,025,247     6,883,983      6,948,585
----------------------------------------------------------------------------------------------------------------------------

OTHER NON-INTEREST INCOME
Trust Department Income                                    434,069        401,811       298,786       330,796        279,577
Service Charges on Deposit
  Accounts                                               1,337,449      1,278,668     1,344,754     1,263,371      1,202,480
Other Income                                               540,588        482,538       433,731       441,934        359,996
Investment Security Gains                                   16,724          1,393        22,695       240,110         55,161
----------------------------------------------------------------------------------------------------------------------------
          Total Other Non-Interest Income                2,328,830      2,164,410     2,099,966     2,276,211      1,897,214
----------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries                                                 3,379,214      3,470,680     3,556,241     3,654,727      3,660,218
Pensions and Other Employee
  Benefits                                                 717,516        761,577       832,603       862,213        822,934
Net Occupancy Expense                                    1,130,358        944,571       905,538       848,704        834,375
Furniture and Equipment Expense                            637,029        622,775       582,663       589,701        650,723
Other Expenses                                           2,393,013      1,922,109     2,354,157     2,886,070      1,848,735
----------------------------------------------------------------------------------------------------------------------------
          Total Other Operating Expenses                 8,257,130      7,721,712     8,231,202     8,841,415      7,816,985
----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                               2,703,389      2,320,171     1,894,011       318,779      1,028,814
Provision for Income Taxes                                 997,891        848,790       662,500        17,083        261,259
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $ 1,705,498    $ 1,471,381   $ 1,231,511   $   301,696    $   767,555
============================================================================================================================

                             SELECTED FINANCIAL DATA
                            SUPPLEMENTARY INFORMATION

                                   1996              1995              1994              1993              1992
------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income                     $      3.94       $      3.40       $      2.80       $      0.69       $      1.75
Stockholders' Equity                 32.54             29.63             27.14             25.57             25.64

DIVIDENDS DECLARED
Cash Dividends per Share              1.28              1.12              1.00              0.75              0.75
Cash Dividends Declared            554,582           484,890           436,741           329,504           329,327

YEAR-END DATA
Total Assets                   181,629,049       157,528,274       156,951,687       153,720,337       153,926,652
Total Deposits                 158,928,455       143,581,497       135,230,577       141,377,440       142,474,683
Total Stockholders'
  Equity                        14,097,239        12,837,073        11,605,718        11,243,502        11,261,512
Total Trust Assets              70,643,739        71,304,522        62,452,427        67,128,712        64,416,736
Number of Shares
  Outstanding                      433,268           433,268           427,666           439,765           439,339

SELECTED RATIOS                       %           %           %           %             %
------------------------------------------------------------------------------------------------------------------
Net Income to:
  Total Income                      11.36       10.89        9.64        2.28         5.56
  Average Total Assets               1.00         .94         .79        0.19         0.50
  Average Stockholders'
    Equity                          12.94       11.98       10.61        2.70         6.88
Average Stockholders' Equity
  to Average Assets                  7.70        7.84        7.44        7.08         7.27
Dividend Payout Ratio               32.52       32.95       35.46      109.22        99.90

Because the common stock of Smithtown Bancorp is not actively traded, management is not always aware of sale prices of stock traded privately or through brokerage firms. The following prices are based on estimates of such sales.

                                                                        Cash
                                                                      Dividend
1996                                         High          Low        Declared
------------------------------------------------------------------------------

First Quarter                              $32.000       $ 29.75       $  0.32
Second Quarter                              32.000         29.75          0.32
Third Quarter                               32.000        31.000          0.32
Fourth Quarter                              35.000        32.000          0.32
------------------------------------------------------------------------------
       TOTAL                                                           $  1.28
==============================================================================

                                                                        Cash
                                                                      Dividend
1995                                        High          Low         Declared
------------------------------------------------------------------------------

First Quarter                             $25.250       $24.625       $  0.28
Second Quarter                             26.500        25.250          0.28
Third Quarter                              32.000        25.250          0.28
Fourth Quarter                             32.000        29.750          0.28
-----------------------------------------------------------------------------
      Total                                                           $  1.12
=============================================================================

                                                                          Cash
                                                                        Dividend
1994                                               High         Low     Declared
--------------------------------------------------------------------------------
First Quarter                                  $   23.000   $   23.000   $0.25
Second Quarter                                     23.000       23.000    0.25
Third Quarter                                      23.000       23.000    0.25
Fourth Quarter                                     24.625       24.000    0.25
--------------------------------------------------------------------------------
      Total                                                              $1.00
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Smithtown Bancorp is a one-bank holding company formed in 1984. The majority of its income is derived from the operations of its sole subsidiary, Bank of Smithtown. The Bank operates seven full service offices in the north central region of Suffolk County, and offers a full line of consumer and commercial products, including a Trust Department. The year 1996 was a year of change and record growth for the Bank of Smithtown. The reengineering project that began during fourth quarter of 1995 continued and reached completion during third quarter of 1996. The bank emerged from the process more focused, efficient and profitable. Despite substantial expenses related to the reengineering project, net income reached $1,705,498, the highest level recorded in the Bank's history. Work processes were redesigned and improved to provide for higher quality customer service and technology was utilized to a greater degree in order to provide staff and customers with more information through alternative delivery channels. Products and services were redesigned and increased so as to offer our customers a more comprehensive array of financial investment alternatives. The results of our efforts can already be seen in higher levels of net interest income and reduced levels of noninterest expense. The full benefits of the reengineering project did not reach bottom line until the end of fourth quarter as the cost of severance packages did not run off until December.

The Bank's balance sheet changed significantly from year end 1995. Lower yielding Federal Fund Sold were channeled into higher yielding investment securities. These investment securities increased in volume by 75.61% with the largest increase in adjustable rate U.S. Government Agencies and Mortgage-Backed Securities. Investments continue to be a source of interest income, but they remain the Bank's primary source of liquidity. They also provide collateral value for the Bank's municipal deposits. The loan portfolio increased in size by 3.10% over December 1995, with the majority of the increase in commercial real estate and commercial and industrial loans. During 1996, the Bank entered into residential mortgage loan origination. These mortgages are sold in the secondary market to various investors, and provide additional sources of fee income to the bank. At year end, the balance of the Residential Mortgage Loans Held for Sale totaled $495,000. The value of the Other Real Estate Owned portfolio remained stable, although three properties totaling $1,557,000 were sold and three additional properties totaling $1,589,770 were added. Total assets increased by 15.79% over year end 1995. The liability side of the Balance Sheet reflects similar changes in size and composition. Total deposits increased by 10.69%, a result of various factors including our new Northport branch location, the marketing efforts related to the Preferred Professional and Preferred Platinum Packages, the increased stability of the Long Island economy and the Bank's competitive interest rate structure. An additional factor contributing to the increased size of the Bank of Smithtown's deposit base has also been the effect of the merger and acquisition activity surrounding our branch locations. The reputation of stability and financial soundness connected with the Bank of Smithtown served to attract customers with negative perception toward their "newly merged banks." Based on increased retained earnings during 1995 and projections of significantly higher earnings by year end 1996, the Board of Directors and management decided to increase the dividend payment during 1996 by 14.29%. Borrowings increased by $7,285,724 during the year and were in the form of Securities Sold Under Agreements to Repurchase, an advance from the Federal Home Loan Bank of New York, and Demand Notes issued to the U.S. Treasury. These borrowings were invested in U.S. Government Agency securities and used to fund loans, both of which provided a significant positive interest spread for the Bank. Total Stockholders' Equity increased by 9.82% over year end 1995, a result of increased net income.

Net interest income remains the primary contributor to net income and increased by 12.70% during 1996. Interest and fee income on loans provide 74.03% of total interest income and increased by 13.45% over 1995. Interest expense increased by 9.51% due to increased volume and a more competitive rate structure. Non-interest income increased by 7.60% a result of additional trust income, service charge income and investment security gains. Non-interest expense increased by 6.93% over 1995. This increase is primarily due to additional occupancy expense attributed to the Northport office, real estate taxes paid on loans in foreclosure and consulting expenses related to the reengineering project. Salary and benefit expense decreased by 3.20%. Net income increased by 15.91% over 1995, the highest level recorded in Bank of Smithtown's 86 year history. One representation of shareholder value is earnings per share which increased to $3.94 by year end 1996, an increase of 15.88% over 1995. An additional indicator of improved shareholder value is return on average equity which increased from 11.82% at December 31, 1995 to 12.94% at December 31, 1996, an increase of 9.48%.

INTEREST INCOME

Interest income for the years ended December 31, 1996, 1995 and 1994 was $12,686,674, $11,352,368 and $10,678,437, respectively. Interest and fees on loans is the largest single component of interest income representing 74.03%, 72.92% and 62.65% for each of the three preceding years. The increase in this category of income is due to the increased volume in the portfolio including short term construction loans booked and paid off during the year. The second largest contribution to interest income is derived from investment securities and represents 22.67%, 25.13% and 36.25% of total interest income for the periods ending December 31, 1996, 1995 and 1994. Interest on Federal Funds Sold increased by 88.01% in 1996 over the same twelve month period in 1995 due to the higher volume of sales.

INTEREST EXPENSE

Interest expense for the three year period ended December 31, 1996, 1995 and 1994 was $3,684,985, $3,364,895 and $2,533,190, respectively. This increase is due primarily to the increase in volume of certificates of deposit. Average rates on other deposit products remained stable from 1995 throughout 1996. An increase in the expense due to Other Borrowings was an additional factor contributing to higher interest expense. These borrowings were a relatively low cost source of funds which were invested in loans and securities in order to provide additional interest spread.

NET INTEREST INCOME

Net interest income for the twelve months ended December 31, 1996, 1995 and 1994 was $9,001,689, $7,987,473 and $8,145,247. The 12.70% increase over 1995 results and 10.51% increase over 1994 results is largely the result of greater loan volume, and a significantly increased level of demand deposits. As can be seen from the accompanying Average Balance Sheet and Yield Analysis, the Bank's interest spread on Average Total Assets increased to 5.35% from 5.20% in 1995, and interest spread on Average Total Interest-Earning Assets increased from 5.89% to 5.97%. This high margin places Bank of Smithtown well above the peer group median of 4.98% and is largely responsible for our success. The continued addition of adjustable rate products on the asset side of the Balance Sheet and the ability to reprice deposit liabilities weekly have allowed for active management of this spread. While this spread management has resulted in very positive margins, it has in no way precluded a competitive interest rate structure on deposit accounts. It has been through relationship pricing with our Preferred Professional and Preferred Platinum Packages that Bank of Smithtown customers are able to earn the highest rates.

The tables presented below show a comparative analysis of major areas of interest income, interest expense and resulting changes in net interest income. Variances in rate volume relationships have been allocated to the rate.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

                                                            1996                                              1995
(in thousands)                            AVERAGE                      AVERAGE     Average                   Average
Tax Equivalent Basis                      BALANCE        INTEREST       RATE(%)    Balance      Interest      Rate(%)
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
  Investment Securities:
    Taxable                              $ 42,780        $ 2,582        6.04     $  44,428       $ 2,534       5.70
    Nontaxable                              4,814            445        9.24         5,259           482       9.17
-------------------------------------------------------------------------------------------------------------------
  Total Investment Securities              47,594          3,027        6.36        49,687         3,016       6.07
-------------------------------------------------------------------------------------------------------------------
  Total Net Loans                          97,901          9,392        9.59        85,025         8,278       9.74
  Federal Funds Sold                        7,681            417        5.42         3,758           222       5.91
-------------------------------------------------------------------------------------------------------------------
  Total Interest-Earning Assets           153,176         12,836        8.38       138,470        11,516       8.32
  Non-Interest-Earning Assets              17,924              0        0.00        18,242             0       0.00
-------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                      $171,100        $12,836        7.50 $     156,712       $11,516       7.35
===================================================================================================================
LIABILITIES
Interest-Bearing Liabilities:
  Savings Deposits (including
    NOW)                                 $ 60,578        $ 1,299        2.14 $      60,404       $ 1,387       2.30
  Money Market Accounts                    26,627            834        3.13        22,965           716       3.12
  Certificates of Deposit                  27,874          1,407        5.05        22,136         1,140       5.15
-------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits                                115,079          3,540        3.07       105,505         3,243       3.07
Securities Sold Under
  Agreements to Repurchase                  1,645            101        6.14         1,690           107       6.33
Other Borrowings                              848             44        5.19           247            15       6.07
-------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities        117,572          3,685        3.13       107,442         3,365       3.13
Non-Interest Bearing
  Liabilities:
  Demand Deposits                          38,425              0        0.00        35,075             0       0.00
  Other                                     1,927              0        0.00         1,917             0       0.00
-------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                  157,924          3,685        2.33       144,434         3,365       2.33
STOCKHOLDERS' EQUITY                       13,176              0        0.00        12,278             0       0.00
-------------------------------------------------------------------------------------------------------------------
       TOTAL                             $171,100          3,685        2.15     $ 156,712       $ 3,365       2.15
===================================================================================================================
INTEREST MARGIN                                          $ 9,151                                 $ 8,151
Interest Spread on:
  Average Total Assets                                      5.35%                                   5.20%
  Average Total Interest-
       Earning Assets                                       5.97%                                   5.89%

RATE VOLUME RELATIONSHIPS OF INTEREST MARGIN ON EARNING ASSETS

                                                     1996                                       1995
                                              Increase (Decrease)                       Increase (Decrease)
                                               Due to Change in                          Due to Change in
                                                                          NET                                        Net
(in thousands)                               VOLUME         RATE        CHANGE          Volume        Rate          Change
--------------------------------------------------------------------------------------------------------------------------
Interest Income:
Investment Securities:
  Taxable                                  $   (94)       $ 142        $    48        $  (914)       $ (54)       $  (968)
  Nontaxable                                   (41)           4            (37)           (83)           5            (78)
-------------------------------------------------------------------------------------------------------------------------
       Total Investment Securities            (135)         146             11           (997)         (49)        (1,046)
Total Net Loans                              1,254         (140)         1,114          1,443          145          1,588
Federal Funds Sold                             232          (37)           195             31           74            105
-------------------------------------------------------------------------------------------------------------------------
       Total Interest-Earning Assets         1,351          (31)         1,320            477          170            647
-------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Savings Deposits                               4          (95)           (91)           (93)         210            117
  Money Market Accounts                        114            4            118            (65)         197            132
  Certificates of Deposits                     295          (28)           267            260          328            588
-------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing
         Deposits                              413         (119)           294            102          735            837
Securities Sold Under Agreements
  to Repurchase                                 (3)          (3)            (6)           (40)          20            (20)
Other Borrowings                                36           (7)            29              0           15             15
-------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing
         Liabilities                           446         (129)           317             62          770            832
-------------------------------------------------------------------------------------------------------------------------
       Changes in Interest Margin          $   905        $  98        $ 1,003        $   415        $(600)       $  (185)
=========================================================================================================================

OTHER OPERATING INCOME

The schedule below details items of non-interest income for the years ended December 31,

                                              1996             1995             1994
----------------------------------------------------------------------------------------
OTHER OPERATING INCOME
  Trust Department Income                   $  434,069       $  401,811       $  298,786
  Service Charges on Deposit Accounts        1,337,449        1,278,668        1,344,754
  Other Income                                 540,588          482,538          433,731
  Investment Security Gains                     16,724            1,393           22,695
----------------------------------------------------------------------------------------
                                            $2,328,830       $2,164,410       $2,099,966
========================================================================================

Other Operating Income increased by 7.60% for the year ended December 31, 1996, a result of increases in each category of noninterest income. The largest contributors to Operating Income are service charges on deposit accounts which increased by 4.60% over 1995 due to a significantly increased demand deposit account base and other income comprised of safe deposit fees, Bancard fees and loan fees. This category of Other Income increased by 12.03% as a result of a restructure of safe deposit fees and increased loan fees.

OTHER OPERATING EXPENSES

Detailed below are the components of the Other Operating Expenses for the years ended December 31,

                                                1996             1995             1994
-----------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES
  Salaries                                   $3,379,214       $3,470,680       $3,556,241
  Pensions and Other Employee Benefits          717,516          761,577          832,603
  Net Occupancy Expense                       1,130,358          944,571          905,538
  Furniture and Equipment Expense               637,029          622,775          582,663
  Other Expenses                              2,393,013        1,922,109        2,354,157
-----------------------------------------------------------------------------------------
                                             $8,257,130       $7,721,712       $8,231,202
=========================================================================================

This category of expense represents various non-interest expense items. It increased by 6.93% over 1995. Salary and benefit expense declined for the third consecutive year, as the effects of the reengineering project were reflected in fourth quarter totals. This category of expense is expected to decline more significantly during 1997 as all severance packages have been fully expensed. Net Occupancy expense increased by 19.69% primarily a result of the cost of operation of our new Northport Branch and the cost of real estate taxes on foreclosed properties. Expenses related to the maintenance of Other Real Estate Owned during 1996 decreased slightly from $121,444 to $113,183. The Loss on Other Real Estate Owned, an expense account used to provide for declining values in Other Real Estate Owned properties totaled $209,000 during 1996 as compared to $100,000 during 1995. The Valuation Reserve Account serves a cushion for sales of Other Real Estate Owned Properties below their carrying value. The level of this reserve is determined by management's evaluation of these properties based on current appraisals. At year end, through the $209,000 Loss on Other Real Estate Owned expense account, the Valuation Reserve reached a level of $417,127 an amount deemed adequate by management to protect the Bank against the future losses on sales of these properties. The largest item of Other Expense for 1996 was the cost of the reengineering project. This expense for 1996 totaled $365,716. The project began during fourth quarter of 1995 and was completed by June 30, 1996. All costs for this project were expensed during 1996.

NET INCOME

Net income for 1996 reached $1,705,498 or $3.94 per share as compared to $1,471,381 and $1,231,511 and $3.40 and $2.80 per share for 1995 and 1994. Net income has increased by 19.48% from 1994 to 1995, and an additional 15.91% from 1995 to 1996. This record growth in income has been the result of various factors including increased loan volume, improved asset quality with less expenses related to nonperforming loans, an increased level of demand deposits, and a decreased level of noninterest expense. Two highly recognized indicators of overall strength of a bank are derived from its net income. The first indicator is the Bank's return on average assets (ROAA) ratio which indicates how efficiently the Bank is employing its assets. For 1994, 1995 and 1996, Bank of Smithtown's ROAA was 0.79, 0.94 and 1.00, a 26.58% increase over three years. Although this ratio is still below peer level medians, management fully expects ROAA to continue its positive trend in future years. The second indicator of overall strength of a bank, in particular shareholder value, is return on average equity (ROAE) which indicates the degree of capital utilization. ROAE for 1994, 1995 and 1996 was 10.61, 11.82 and 12.94, an increase of 21.96% over three years. Once again, the positive trend of this ratio is expected to continue.

INVESTMENT SECURITIES

Investments at December 31, 1996 totaled $64,390,735 compared to $36,667,691 an increase of 75.61% over 1995 year end levels The majority of 1996 investment security purchases were U.S. Government Agency and Mortgage Backed Securities. Of these new purchases, 60.04% were Government National Mortgage Association adjustable rate products. These securities are direct government agency obligations carrying minimal credit risk and, therefore, have no impact on risk based capital requirements. Of the $64,390,735 investment portfolio, 75.14% of the securities are classified Available for Sale and, therefore, carried at fair value. These securities provide additional liquidity potential for the Bank as they may be sold if desired. However, it remains the intention of management to hold most securities to maturity. As can be seen from the accompanying Weighted Average Maturity schedule, due to the purchase of securities with extended final maturity dates, the weighted average maturity of the entire portfolio has been extended to 14 years 7 months. Many of these U.S. Government Agency and Mortgage-Backed Securities carry call dates and are adjustable rate products which provide a natural hedge against market interest rate fluctuations. The Weighted Average Yield of the portfolio has increased to 6.83% from 6.41% at year end 1995. As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $127,200. The stock has no maturity and has paid dividends at the rate of 6.0% for 1996 and 1995. During 1995, the Bank became a member of the Federal Home Loan Bank of New York, and now holds $472,600 of its stock. This stock has no maturity and has paid average dividends of 6.0% during 1996 and 1995. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank are restricted.

The following schedule shows the amortized cost of all Held to Maturity Securities and fair value of Available for Sale Securities as detailed in the Bank's balance sheet as of December 31,

SECURITIES HELD TO MATURITY                              1996              1995
-----------------------------------------------------------------------------------
Obligations of U.S. Government                        $ 2,008,366       $ 2,013,739
Mortgage-Backed Securities                              9,003,335        10,226,753
Obligations of State and Political Subdivisions         4,996,750         4,647,865
-----------------------------------------------------------------------------------
       TOTAL                                          $16,008,451       $16,888,357
===================================================================================
SECURITIES AVAILABLE FOR SALE
-----------------------------------------------------------------------------------
Obligations of U.S. Government                        $         0       $ 3,008,900
Obligations of U.S. Government Agencies                13,563,700         3,015,900

Mortgage-Backed Securities                             34,218,784        13,155,534
Other Securities                                          599,800           599,000
-----------------------------------------------------------------------------------
       TOTAL                                          $48,382,284       $19,779,334
===================================================================================

The tables below set forth the investment securities by portfolio, weighted average maturity, and weighted average yield as of December 31, 1996 and 1995.

WEIGHTED AVERAGE MATURITY

SECURITIES HELD TO MATURITY                               1996                     1995
--------------------------------------------------------------------------------------------
Obligations of U.S. Government                        1 YR.  6 MOS            2 YRS.  6 MOS.
Mortgage-Backed Securities                            7 YRS. 8 MOS.           8 YRS.  7 MOS.
Obligations of State and Political Subdivisions       4 YRS. 2 MOS.           4 YRS.  0 MOS.
--------------------------------------------------------------------------------------------
       Total                                          5 YRS. 10 MOS.          6 YRS.  8 MOS.
--------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
--------------------------------------------------------------------------------------------
Obligations of U.S. Government                              -                 0 YRS.  3 MOS.
Obligations of U.S. Government Agencies               7 YRS. 6 MOS.           5 YRS.  7 MOS.
Mortgage-Backed Securities                           21 YRS. 8 MOS.           6 YRS.  0 MOS.
--------------------------------------------------------------------------------------------
Total                                                17 YRS. 7 MOS.           5 YRS.  0 MOS.
--------------------------------------------------------------------------------------------
Total Investment Securities                          14 YRS. 7 MOS.           5 YRS.  9 MOS.
============================================================================================

WEIGHTED AVERAGE YIELD

                                                                                         Weighted
                                                        Amortized                         Average
SECURITIES HELD TO MATURITY                               Cost            Fair Value     Yield (%)
-----------------------------------------------------------------------------------------------
Obligations of U.S. Government:
    After 1 year, but within 5 years                   $ 2,008,366       $ 1,988,300       5.31
Mortgage-Backed Securities:
    After 1 year, but within 5 years                     3,553,981         3,473,619       5.83
    After 5 years, but within 10 years                   2,000,000         1,959,800       5.00
    After 10 years                                       3,449,354         3,360,352       6.50
Obligations of State and Political Subdivisions:
    Within 1 year                                          557,644           560,065       6.42
    After 1 year, but within 5 years                     2,492,355         2,570,337       6.46
    After 5 years, but within 10 years                   1,855,751         1,898,949       6.10
    After 10 years                                          91,000            91,711       6.18
-----------------------------------------------------------------------------------------------
       Total                                           $16,008,451       $15,903,133       6.20
===============================================================================================

SECURITIES AVAILABLE FOR SALE
Obligations of U.S. Government Agencies:
    After 1 year, but within 5 years                   $ 2,000,000       $ 1,987,600       6.56
    After 5 years, but within 10 years                  11,534,626        11,576,100       7.60
Mortgage-Backed Securities:
    Within 1 year                                        1,498,403         1,488,514       6.00
    After 1 year, but within 5 years                     5,683,495         5,638,494       5.74
    After 10 years                                      26,926,144        27,091,776       6.79
-----------------------------------------------------------------------------------------------
       Total                                           $47,642,668       $47,782,484       6.83
===============================================================================================

LOANS

The Bank's loan portfolio (net of unearned income) at December 31, 1996 and 1995 was $100,577,940 and $97,413,938 and represents 55.38% and 61.83% of total assets, respectively. The classification of the portfolio is as follows:

                                                      1996             %             1995             %
---------------------------------------------------------------------------------------------------------

Real Estate Loans, Construction                  $  8,180,276         8.09       $ 7,669,120         7.82
Real Estate Loans, Other:
    Commercial                                     43,071,726        42.58        38,986,443        39.75
    Residential                                    14,074,208        13.91        16,270,758        16.59

Mortgage Loans Held for Sale                          495,000          .49                 0           --
Commercial and Industrial Loans                    23,458,052        23.19        19,074,380        19.45
Loans to Individuals for Household,
    Family and Other Personal Expenditures         11,543,331        11.41        15,993,856        16.31
All Other Loans (including Overdrafts)                328,078          .33            74,704          .08
---------------------------------------------------------------------------------------------------------
       Total Loans                               $101,150,671       100.00       $98,069,261       100.00
=========================================================================================================


The largest areas of growth within the portfolio are in the Construction and Commercial Real Estate loan categories. Average yield on the entire loan portfolio for 1995 was 9.74%. The majority of other loans made by Bank of Smithtown are to residents located within the Bank's primary lending area. Credit has been extended to a wide spectrum of borrowers, including individuals, non-profit and religious organizations and small and middle market businesses. Although real estate loans comprise a majority of the portfolio, credit risks has been minimized through low loan to value ratios, thorough credit investigations, current appraisals and periodic review by a loan review consultant.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 1996. There are no amounts due after one year which are classified as sensitive to changes in interest rates.

                                                    After One
                                          Within    Year but     After
                                           One     Within Five   Five
(in thousands)                             Year       Years      Years      Total
----------------------------------------------------------------------------------
Commercial (and all other
    loans including overdrafts)          $23,786       $0         $0       $23,786
Real Estate - Construction                 8,180        0          0         8,180
----------------------------------------------------------------------------------
TOTAL                                    $31,966       $0         $0       $31,966
==================================================================================

DEPOSITS

Average deposits for 1996 were $154,290,130 as compared to $141,340,000 in 1995. Year end 1996 deposits increased by $15,346,958 or 10.69% over year end 1995. During 1996, the largest increase of 18.41% was in demand deposit accounts.

AVERAGE BALANCE

(in thousands)                                     1996                   1995
--------------------------------------------------------------------------------
Demand                                           $ 38,425               $ 35,075
Money Market                                       26,627                 22,965
Savings                                            60,578                 60,404
Time                                               28,660                 22,896
--------------------------------------------------------------------------------
Total Deposits                                   $154,290               $141,340
================================================================================

At December 31, 1996, the remaining maturities of the Bank's Certificates of Deposit in amounts of $100,000 or greater were as follows:

(in thousands)
--------------------------------------------------------------------------------

3 months or less ........................................                 $1,898
Over 3 through 6 months .................................                  1,327
Over 6 through 12 months ................................                  1,364
Over 12 months ..........................................                  1,804
Total ...................................................                 $6,393
================================================================================

OTHER BORROWINGS

Borrowings during 1996 increased as a result of increased loan demand as well as availability of low cost funds through avenues other than bank deposits. Sources of funding utilized during 1996 were Repurchase Agreements, Federal Home Loan Bank advances and Demand Notes Issued to the U.S. Treasury. Repurchase Agreements involve the sale of a high grade investment security and simultaneous agreement by the Bank to repurchase the security at a stated contract date and interest cost. At December 31, 1996, Bank of Smithtown had one Repurchase Agreement outstanding totaling $2,800,000 with a Maturity Date of May 1998, carrying a 6.16% interest rate. The underlying security is held at Morgan Stanley in safekeeping. Advances are loan agreements made with stated maturities and interest rates. At year end 1996, Bank of Smithtown had one advance outstanding totaling $3,000,000 to the Federal Home Loan of New York with a final maturity date of December 2001 carrying a 5.56% interest rate. As Bank of Smithtown has become a Treasury Tax and Loan Note Option Depositary and a member of the direct investment program, the Bank is now able to use funds accumulated from Federal Tax Deposits as well as additional investment funds for cash management and investment opportunities at favorable rates of interest. These funds are invested at Bank of Smithtown when the Treasury has excess funds and are returned to them as needed. The Bank earns a spread on these investments. At year end 1996, these borrowings totaled $1,485,724.

LIQUIDITY AND RATE SENSITIVITY

Liquidity provides the source of funds for anticipated or unanticipated deposit outflow and loan growth. The Bank's primary source of liquidity include deposits, repayments of loan principals, maturities of investment securities, principal reductions on mortgage-backed securities, overnight federal funds sold and borrowings. The primary factor effecting these sources of liquidity is the market rate of interest, which can cause fluctuations in deposits as well as prepayments on loans and mortgage-backed securities. The method by which the Bank controls its liquidity and interest rate sensitivity is through asset/liability management. The goal of asset/liability management is the combination of maintaining adequate liquidity levels and matching the maturity of assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset/liability management is of great concern to management and is reviewed on an ongoing basis. The addition of adjustable rate products in the loan and investment portfolio is one method employed to reduce interest rate risk. Laddered maturities of investment securities is still another asset/liability management strategy for interest sensitivity reduction. The ability of management to reprice deposits on a frequent basis is also important for Balance Sheet Management. All of these strategies have been employed by management and have resulted in minimal interest rate sensitivity for Bank of Smithtown. The President, Chief Financial Officer and Chief Lending Officer serve on the Asset/Liability Management Committee. The Committee uses the results of an income simulation model to review the effects of a predetermined basis point rise and fall on the current and future net interest income of the Bank. Results of these models consistently reveal very low fluctuations in margins and net income despite rises and declines in market interest rates. This model is prepared semi-annually and leads to investment, loan and deposit strategies for earnings maximization within acceptable risk levels.

The following table details the interest rate sensitivity of the Bank over various periods as of December 31, 1996.

                                        Three                               One
                                        Months      Six         Total       Year
                               Three   Through     Months     Sensitive    Through      Over
                              Months     Six       Through      Within       Five       Five         All
(in thousands)               or Less    Months     One Year    One Year      Years      Years      Other(1)       Total
------------------------------------------------------------------------------------------------------------------------
Total Interest               $40,473   $ 11,883    $ 19,688     $72,044    $ 60,509    $30,060    $  2,600     $ 165,213
Earning Assets
Total Interest Bearing
 Liabilities and
 Demand Deposits (2)          18,549     12,722      21,115      52,386      92,546          0      21,282       166,214
Interest Sensitivity
 Gap Per Period               21,924       (839)     (1,427)     19,658     (32,037)    30,060     (18,682)       (1,001)
Cumulative Interest
  Sensitivity Gap             21,924     21,085      19,658      19,658     (12,379)    17,681      (1,001)       (1,001)
Percent of Cumulative
 Gap to Total Assets           12.07%     11.61%      10.82%      10.82%      (6.82)%     9.73%      (0.55)%       (0.55)%

(1) Includes interest-earning assets and interest-bearing liabilities that do not reprice as well as $2,000,529 in non-accrual loans.

(2) NOW and Money Market Accounts assumed to decline over a two year period. Savings Accounts assumed to decline over a five year period. Demand Deposits are spread based on historical experience.

STOCKHOLDERS' EQUITY

Shown below are the components of Stockholders' Equity as of December 31,

                                                                 1996              1995
--------------------------------------------------------------------------------------------
Common Stock - $5.00 Par Value                                $ 2,239,775       $  2,239,775
       (1,500,000 Shares Authorized, 447,955 Issued)
Capital Surplus                                                 1,993,574          1,993,574
Unrealized Gain (Loss) on Securities Available for Sale            81,093            (28,157)
Retained Earnings                                              10,229,436          9,078,520
--------------------------------------------------------------------------------------------
       Total                                                   14,543,878         13,283,712
Less:  Treasury Stock (14,687 Shares at Cost
    at December 31, 1996 and 1995)                                446,639            446,639
--------------------------------------------------------------------------------------------
       Total Stockholders' Equity                             $14,097,239       $ 12,837,073
============================================================================================

Stockholder's Equity increased by $1,260,166 or 9.82% during 1996. The increase in retained earnings was the result of $1,705,498 of net income and $554,582 of dividends declared. The number of shares of Treasury Stock that the Bank had outstanding at year end 1996 and 1995 was 14,687.

Capital ratios are regarded as one of the most important indications of a banking institution's strength. There are two capital ratios that are most significant: leverage ratio and total risk based capital ratio. The leverage ratio at year end 1996 was 7.82%. The required minimum leverage ratio of Bank of Smithtown is 4.00%. Total risk based capital ratio at year end 1996 was 13.58% compared to 12.79% at year end 1995. The minimum required ratio is 8.00%. By all guidelines, the Bank's capital position is considered strong.

ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Allowance for Possible Loan Loss Account at year end 1996 was $1,622,572 as compared to $1,429,894 at year end 1995. The change in the Allowance Account is the result of net charge-offs totaling $177,322 and a Provision for Possible Loan Losses of $370,000.

The following tables describe the activity in the Allowance for Possible Loan Losses Account for the years ended December 31,

 (in thousands)                                             1996           1995
---------------------------------------------------------------------------------
Allowance for Possible Loan Losses at Beginning of
    Period                                                $  1,430        $ 1,362
---------------------------------------------------------------------------------
Loans Charged Off:
    Commercial                                                  13              0
    Real Estate                                                 63             73
    Consumer                                                   123              2
---------------------------------------------------------------------------------
       Total Loans Charged-Off                                 199             75
---------------------------------------------------------------------------------
Recoveries on Amounts Previously Charged-Off:
    Commercial                                                   2              0
    Real Estate                                                 13             12
    Consumer                                                     7             21
---------------------------------------------------------------------------------
       Total Recoveries                                         22             33
---------------------------------------------------------------------------------
Net Charge-Offs                                                177             42
---------------------------------------------------------------------------------
Current Year's Provision for Possible Loan Losses              370            110
---------------------------------------------------------------------------------
Allowance for Possible Loan Losses at End of Period       $  1,623        $ 1,430
=================================================================================
Total Loans:
    Average (Net of Unearned Discount and Allowance
    for Possible Loan Loss)                               $ 97,901        $85,025
    End of Period (Net of Unearned Discount)              $100,578        $97,414
=================================================================================


Ratios:                                                       1996           1995
---------------------------------------------------------------------------------
Net Loans Charged-Off to:
    Average Loans                                             0.18%          0.05%
    Loans at End of Period                                    0.18           0.04
    Allowance for Possible Loan Losses                       10.91           2.97
    Provision for Possible Loan Losses                       47.84          38.65
Last Year's Charge-Off to This Year's Recovery              340.91         903.03
Allowance for Possible Loan Losses at Year End To:
    Average Loans (Net of Unearned Discount)                  1.63           1.65
    End of Period Loans (Net of Unearned Discount)            1.61           1.47

The following table shows the Bank's non-accrual and contractually past due loans:

                                                       At December 31,
(in thousands)                    1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------
Accruing Loans Past Due 90
    Days or More                 $    3       $   90       $   97       $  418       $1,257
Non-Accrual Loans                 2,001        2,849        1,214        1,496        2,842
-------------------------------------------------------------------------------------------
       Total                     $2,004       $2,939       $1,311       $1,914       $4,099
===========================================================================================

For 1996 and 1995 the difference between interest income on non-accrual loans and income that would have been recognized at original contractual rates and terms is $143,045 and $177,261, respectively.

The composition of Other Real Estate Owned at December 31, 1996, is as follows:

--------------------------------------------------------------------------------
Commercial Land ...................................                   $2,847,936
Single Family .....................................                    2,239,771
--------------------------------------------------------------------------------
       TOTAL ......................................                   $5,087,707
================================================================================

The value of Other Real Estate Owned shown above is net of the Valuation
Reserve.

                               CORPORATE SECRETARY

SMITHTOWN BANCORP AND              BANK OF SMITHTOWN                                BANK OF SMITHTOWN
BANK OF SMITHTOWN
                                   OFFICERS                                         CORPORATE HEADQUARTER'S
DIRECTORS                          Bradley E. Rock                                  SMITHTOWN, NY 11787-2801
Bradley E. Rock, Chairman          Chairman, President                              One East Main Street
Patrick A. Given                   & Chief Executive Officer                        (516) 360-9300
James H. Glamore
Edith Hodgkinson                   Anita M. Florek                                  CENTEREACH, NY  11720-3501
Augusta Kemper                     Executive Vice President                         1919 Middle Country Road
Attmore Robinson, Jr.              & Chief Financial Officer                        (516) 585-6644
Charles E. Rockwell
Robert W. Scherdel                 Marc DeSimone                                    COMMACK, NY  11725-3097
Barry M. Seigerman                 Executive Vice President                         2020 Jericho Turnpike
                                   & Chief Lending Officer                          (516) 543-7400
SMITHTOWN BANCORP
                                   Thomas J. Stevens                                HAUPPAUGE, NY  11788-4346
OFFICERS                           Senior Vice President, Commercial Loans          548 Route 111
Bradley E. Rock                                                                     (516) 265-7922
Chairman, President                Ellen Metzger
& Chief Executive Officer          Vice President, Marketing & Training             KINGS PARK, NY  11754-3811
                                                                                    14 Park Drive
Anita M. Florek                    Rosanna Dill                                     (516) 269-4900
Executive Vice President           Vice President, Human Resources
& Treasurer                                                                         LAKE GROVE, NY  11755-2107
                                   Cynthia Verunac                                  2921 Middle Country Road
Rosanna Dill                       Vice President, New Business Development         (516) 588-0700
Vice President
                                   Edward Benedetto                                 NORTHPORT, NY  11768
Judith Barber                      Vice President & Auditor                         836 Fort Salonga Road
Corporate Secretary                                                                 (516) 262-1353
                                   VICE PRESIDENTS
INDEPENDENT AUDITORS               Gerald Duggan
Albrecht, Viggiano,                Patricia Guidi
Zureck & Company, P.C.             Deanna Varricchio
                                   Elizabeth Woreth
GENERAL COUNSEL
Patricia C. Delaney, Esq.          Colette Masom, Comptroller                       ANNUAL MEETING
                                                                                    The Annual Meeting of Stockholders
                                   Andrew J. Enrico, Trust Officer                  of Smithtown Bancorp will be held
                                                                                    on Tuesday, April 8, 1997,
                                   Elizabeth Santini, Ass't. Trust Officer          at 10:30 AM, at the:
                                                                                    Bavarian Inn
                                   Carol Schofield, Ass't. Trust Officer            422 Smithtown Boulevard
                                                                                    Lake Ronkonkoma, New York.
                                   Judith Barber, Corporate Secretary
                                   & Cashier                                        REGISTRAR AND TRANSFER AGENT
                                                                                    Bank of Smithtown
                                   MANAGERS                                         One East Main Street
                                   Ann Marie Bove                                   Smithtown, New York  11787-2801
                                   Nancy Bradley
                                   Carol Ann Brennan                                10-KSB REPORT
                                   Constance Lynch                                  The annual report to the Securities and
                                   Lisa McCulloch                                   Exchange Commission, Form 10-KSB,
                                   Jeanne Quortrop                                  will be made available
                                   Sylvia Scheick                                   upon request by contacting:
                                                                                    Judith Barber, Corporate Secretary
                                   ASSISTANT MANAGERS                               Smithtown Bancorp
                                   Phyllis Kaiserman                                One East Main Street
                                   Faith Lonieski                                   Smithtown, New York  11787-2801
                                   Constance Ponticello
                                   Beth Tramontano                                  Member Federal Reserve System and
                                                                                    Federal Deposit Insurance Corporation

                                SMITHTOWN BANCORP

                              ONE EAST MAIN STREET
                         SMITHTOWN, NEW YORK 11787-2801

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                                   To Be Held
                             TUESDAY, APRIL 8, 1997

          The Annual Meeting of Shareholders of Smithtown Bancorp (the "Bancorp"), will be held at the Bavarian Inn, 422 Smithtown Boulevard, Lake Ronkonkoma, New York, on April 8, 1997, at 10:30 AM, for the following purposes:

         1. The election of three directors to serve a term of three years.

         2. To approve the appointment of Albrecht, Viggiano, Zureck & Company, P.C. as independent auditors for the year ending December 31, 1997.

         3. To transact such other business as may properly come before the meeting for any adjournment thereof.

         Pursuant to a resolution of the Board of Directors adopted at the Board of Directors meeting on January 28, 1997, only shareholders of record at the close of business on February 24, 1997, shall be entitled to notice of and to vote at this meeting.

Dated:     March 3, 1997
Smithtown, New York
                                        BY ORDER OF THE BOARD OF DIRECTORS

                                            BRADLEY E. ROCK
                                            Chairman of the Board, President

                                SMITHTOWN BANCORP

                              ONE EAST MAIN STREET
                         SMITHTOWN, NEW YORK 11787-2801

                                 PROXY STATEMENT

                            GENERAL PROXY INFORMATION

           This Proxy Statement (this "Proxy Statement") is furnished in connection with the solicitation by and on behalf of the Board of Directors of Smithtown Bancorp, (the "Bancorp") of proxies to be used at the Annual Meeting of Shareholders of the Bancorp to be held at the Bavarian Inn, 422 Smithtown Boulevard, Lake Ronkonkoma, New York, on April 8, 1997, and at any adjournment thereof. The costs of the proxy solicitation are to be paid by the Bancorp. Bank of Smithtown (the "Bank" or "Bank of Smithtown" ) is a wholly-owned subsidiary of the Bancorp. This Proxy Statement is being mailed on or about March 3, 1997, to holders of the Common Shares.

AUTHORIZED SHARES AND VOTING RIGHTS

           Holders of record of Common Shares as of the close of business on February 24, 1997 (the "Record Date"), will be entitled to vote at the meeting. Each shareholder is entitled to one vote for each share of stock held by him or her. There were 433,268 Common Shares outstanding on the Record Date.

REVOCABILITY OF PROXY

           If the accompanying form of Proxy is executed and returned, it nevertheless may be revoked by the shareholder at any time before it is exercised. But if it is not revoked, the shares represented thereby will be voted by the persons designated in each such Proxy.

FINANCIAL STATEMENTS

           A copy of the Bancorp's Annual Report to Shareholders, including financial statements for the fiscal year ended December 31, 1996, has heretofore been mailed to the shareholders.

MATTERS TO BE VOTED ON AT THE MEETING

           There are two matters that are scheduled to be voted on at the Annual Meeting. Shareholders are being asked to vote on (1) the election of three directors, and (2) the approval of Albrecht, Viggiano, Zureck & Co., P.C., as the Bancorp's independent auditors for the year ending December 31, 1997.

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

           Directors are elected by a plurality of the votes cast at the Annual Meeting, either in person or by proxy. The approval referred to above will be authorized if a majority of the votes cast at the Annual Meeting, either in person or by proxy, are voted in favor of such approval.

           With respect to the proposals referred to in (1) and (2) above, abstentions and broker non-votes will be counted as not having voted and will not be counted in determining if the plurality, with respect to (1), or the majority, with respect to (2), was obtained.

                              ELECTION OF DIRECTORS
                                (PROPOSAL NO. 1)

         The Certificate of Incorporation of the Bancorp provides that the Board of Directors shall consist of 9 members and that the directors shall be classified into three classes, each of which shall serve for a term of three years, with the term of office of one class expiring each year.

NOMINEES FOR ELECTION OF DIRECTORS

         All nominees who are presently serving as directors were elected to their present term of office by the shareholders. The following directors whose terms are expiring this year, are proposed for re-election for terms expiring in 2000: Attmore Robinson, Jr., Bradley E. Rock and Charles E. Rockwell. Robert Scherdel was elected to the board on May 28, 1996, pursuant to Article 2,
Section 1, of the Bancorp's By-Laws to fill the unexpired term of H. Melville Brush, who retired in February, 1996.

                                     TABLE I

                                DATE                                   EXPERIENCE AND                         SHARES OF STOCK
                            DIRECTORSHIP       DIRECTOR             PRINCIPAL OCCUPATION                    BENEFICIALLY OWNED (2)
NAME AND AGE                TERM EXPIRES       SINCE (1)            DURING PAST 5 YEARS                      #              %
----------------------------------------------------------------------------------------------------------------------------------
NOMINEES

Attmore Robinson, Jr., 85       1997             1948          Partner, Elzon & Robinson,
                                                               Real Estate Brokers, until
                                                               retirement in 1993.                        9,763           2.25


Bradley E. Rock, 44             1997             1988          Chairman of the Board, President
                                                               & Chief Executive Officer of the
                                                               Bancorp and the Bank.                      2,457            .56


Charles E. Rockwell, 80         1997             1984          Retired in 1976.  Formerly a
                                                               commercial airline captain. Active
                                                               in community non-profit
                                                               organizations.                            4,418            1.01


                                DATE                         EXPERIENCE AND                                     SHARES OF STOCK
                            DIRECTORSHIP       DIRECTOR      PRINCIPAL OCCUPATION                            BENEFICIALLY OWNED (2)
NAME AND AGE                TERM EXPIRES       SINCE (1)     DURING PAST 5 YEARS                                  #          %
-----------------------------------------------------------------------------------------------------------------------------------

DIRECTORS CONTINUING IN OFFICE
Patrick A. Given, 52            1998             1989        Real Estate Appraiser and
                                                             Consultant; Given Associates,
                                                             located at 550 Route 111,
                                                             Hauppauge, New York.                               2,300        .53

Edith Hodgkinson, 74            1998             1979        Retired Restaurateur, active in community
                                                             non-profit organizations.                          28,203      6.50

Robert W. Scherdel, 42          1998             1996        President & CEO
                                                             Sunrest Health Facilities, Inc.                     5,039      1.16

                                DATE                           EXPERIENCE AND                                SHARES OF STOCK
                            DIRECTORSHIP       DIRECTOR        PRINCIPAL OCCUPATION                        BENEFICIALLY OWNED (2)
NAME AND AGE                TERM EXPIRES       SINCE (1)       DURING PAST 5 YEARS                           #            %
---------------------------------------------------------------------------------------------------------------------------------
DIRECTORS CONTINUING IN OFFICE

James H. Glamore, 77            1999             1979          President, Glamore Motor Sales, Inc.
                                                               (automobile sales), until retirement
                                                               in 1996                                    4,755           1.09

Barry M. Seigerman, 56          1999             1993          Chairman & Chief Executive
                                                               Officer Seigerman-Mulvey, Co., Inc.,
                                                               Insurance Brokers, located at
                                                               31 Research Way, East Setauket,
                                                               New York.  Active in business
                                                               and community non-profit
                                                               organizations.                               748           .17

Augusta Kemper, 74              1999             1992          Horticulturist and Owner of Kemper
                                                               Nurseries until retirement in 1985.       24,933          5.75


1) Each director of the Bancorp is also a director of Bank of Smithtown. The dates given are the dates on which the director first served as a director of Bank of Smithtown.

2) These figures include Common Shares owned by family members of directors as to which each of the directors disclaim any beneficial ownership. Mrs. Hodgkinson's shares include shares held by Bank of Smithtown as Trustee under the Last Will and Testament of Carlyle Hodgkinson. The amount of Common Shares beneficially owned and listed in the table above is provided as of February 24, 1997.


BOARD OF DIRECTORS

     The Board of Directors holds regular monthly meetings. The Board held twelve meetings during 1996. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and the committee or committees thereof on which such director served during 1996.

COMMITTEES OF THE BOARD

     The Board of Directors has established a number of committees to assist it in the discharge of its responsibilities.

     The Audit Committee, consisting of eight directors, had four meetings in 1996. The chairman of the committee is Attmore Robinson, Jr. The committee reviews results of regulatory examinations, internal audits and audits of the independent auditor in conformance with regulations of the New York State Banking Department and the laws of the State of New York. Current members of this committee are James H. Glamore, Edith Hodgkinson, Augusta Kemper, Attmore Robinson, Jr., Charles E. Rockwell, Patrick A. Given, Barry M. Seigerman and Robert Scherdel.

     The Compensation Committee consists of four members. The chairman of the committee is Attmore Robinson, Jr. This committee makes recommendations to the Board of Directors with respect to the compensation of elected officers. Current members of this committee are Augusta Kemper, Edith Hodgkinson, Attmore Robinson, Jr. and Charles E.
Rockwell.

     The Board of Directors does not have a standing nominating committee.

DIRECTOR COMPENSATION

     Directors of the Bank received a fee of $600 per month during 1996. The members of the Directors Loan Committee who are not officers of the Bank and who were appointed to the committee prior to May 1, 1996, also received a monthly fee of $300 for committee membership. The total amount of directors' fees paid during 1996 was $75,300.00.

   THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE ELECTION OF ALL NOMINEES .
                         (PROPOSAL NO. 1 ON THE PROXY).


                        APPROVAL OF INDEPENDENT AUDITORS
                                (PROPOSAL NO. 2)

     The Audit Committee has recommended that Albrecht, Viggiano, Zureck & Co., P.C., Certified Public Accountants, continue as the independent auditors for the Bank and the Bancorp for 1997. The firm has served as the independent auditors for the Bank and the Bancorp since 1992. Representatives of the firm will be present at the annual meeting to answer questions and are free to make statements during the course of the meeting.

            THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE PROPOSAL
       TO APPROVE THE INDEPENDENT AUDITORS (PROPOSAL NO. 2 ON THE PROXY).


                             EXECUTIVE OFFICERS AND
                             PRINCIPAL SHAREHOLDERS


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The persons listed below are beneficial owners of more than 5% of the outstanding Common Shares of the Bancorp as of February 24, 1997.


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
51 Mills Pond Road
St. James, New York 11780-2111

The following table shows stock ownership as of February 24, 1997, of all directors and officers of the Bancorp as a group:

                                    TABLE II

----------------------------------------------------------------------------------------------------------------
                                                  AMOUNT OF COMMON SHARES          PERCENTAGE OF OUTSTANDING
                                                BENEFICIALLY OWNED (NOTE 1)              COMMON SHARES
------------------------------------------------------------------------------------------------------------
Eleven directors and executive officers
of the Bancorp as a group                           82,812 Common Shares                     19.11%
------------------------------------------------------------------------------------------------------------

Note 1

         Includes Common Shares owned by family members of directors as to which the directors disclaim any interest.

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

                                    TABLE III

------------------------------------------------------------------------------------------------------------------------------------
                 NAME                       AGE                                        POSITION
------------------------------------------------------------------------------------------------------------------------------------

            Bradley E. Rock                 44     Chairman of the Board, President & Chief Executive Officer of the Bancorp since
                                                   January 1992.  President of the Bancorp and the Bank October 1990 to January
                                                   1992.  Director of the Bancorp and the Bank since 1988.
------------------------------------------------------------------------------------------------------------------------------------

            Anita M. Florek                 46     Executive Vice President & Chief Financial Officer of the Bank since January
                                                   1993.  Executive Vice President & Treasurer of the Bancorp since January 1993.
                                                   Senior Vice President & Comptroller of the Bank March 1989 to January 1993.
                                                   Treasurer of the Bancorp January 1991 to January 1992.
------------------------------------------------------------------------------------------------------------------------------------

             Marc DeSimone                  39     Executive Vice President & Chief Lending Officer of the Bank since January
                                                   1993.  Senior Vice President & Chief Lending Officer of the Bank January 1992
                                                   to January 1993.  Vice President & Chief Lending Officer of the Bank January
                                                   1991 to January 1992.
------------------------------------------------------------------------------------------------------------------------------------

EXECUTIVE COMPENSATION

         The table appearing below sets forth all compensation paid in 1996 to each executive officer whose total compensation exceeded $100,000 for such year. All remuneration was paid by Bank of Smithtown.

                                    TABLE IV
                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------

NAME AND PRINCIPAL POSITION              YEAR              SALARY                INCENTIVE            OTHER COMPENSATION
                                                                                 COMPENSATION                 (1) (2)
--------------------------------------------------------------------------------------------------------------------------
Bradley E. Rock                         1994            $176,337.01                    -0-                   $14,353.05
Chairman, President & CEO               1995            $185,325.00               $20,021.30                 $19,077.76
the Bancorp and the Bank                1996            $200,000.00               $17,372.54                 $21,045.96
--------------------------------------------------------------------------------------------------------------------------

Anita M. Florek                         1994            $ 86,000.00                    -0-                   $ 4,620.31
Executive Vice President                1995            $ 95,000.00               $10,615.79                 $ 6,042.98
of the Bancorp and the Bank             1996            $102,000.00               $ 9,673.23                 $ 8,505.85
--------------------------------------------------------------------------------------------------------------------------

Marc DeSimone                           1994            $ 86,000.00                    -0-                   $ 2,881.10
Executive Vice President                1995            $ 95,000.00               $10,615.79                 $ 7,023.63
of the Bank                             1996            $102,000.00               $ 9,673.23                 $10,458.90
--------------------------------------------------------------------------------------------------------------------------

(1) This amount includes director's fees. These amounts also include employer matching contributions paid in connection with the Bank's 401(k) plan, amounts accrued during 1996 under the ESOP and premiums paid on behalf of the officers for a group term life insurance policy.


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

CERTAIN TRANSACTIONS

         Some of the directors and officers of the Bancorp, and some of the corporations and firms with which these individuals are associated, are also customers of Bank of Smithtown in the ordinary course of business, or are indebted to the Bank in respect of loans of $60,000 or more. It is anticipated that some of these individuals, corporations and firms will continue to be customers of and indebted to the Bank on a similar basis in the future. All loans extended to such individuals, corporations and firms were made in the ordinary course of business, did not involve more than the normal risk of collectability or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable Bank transactions with unaffiliated persons.

         No director of the Bank or the Bancorp had an aggregate amount of unsecured indebtedness to the Bank in excess of 15 percent of the Bank's equity capital account during the period of January 1, 1996, through December 31, 1996.

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

                                  PENSION PLAN

         The Employee Stock Ownership Plan ( the "ESOP") and the 401(k) plans cover full-time employees who have attained the age of 21 years and who have completed 1,000 hours of employment during the year.

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

                              SHAREHOLDER PROPOSALS

         Shareholder proposals to be presented at the 1998 Annual Meeting must be received by the Secretary of the Board of Directors by October 7, 1997, to be included in the proxy statement.

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

Dated:   March 3, 1997

                                            SMITHTOWN BANCORP

                                            BRADLEY E. ROCK
                                            Chairman of the Board, President
                                            & Chief Executive Officer

Additional Information Set Forth in Response to Item 10:

     The Bank has agreements with Bradley Rock, Anita Florek and Marc DeSimone (the "Executives") which would become effective in the event of a change in control of the Bank's stock. The agreement provides, in essence, that the Executive would continue to be employed for a period of five years from the date of the change in control in a position with duties and authority commensurate with the duties being performed and the authority being exercised by the Executives immediately prior to the change in control. It provides that their compensation and benefits would be commensurate with those of other executives in similar positions at the Bank or in similar positions with the organization which has acquired control of the Bank. In any event, the Executives' compensation and benefits would not be less than they were immediately prior to the change in control.

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