Form 10-Q
period 1997-03-31
SMITHTOWN BANCORP INC
filed 1997-05-13
CIK 747345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997

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

         433,268 Shares of Common stock ($5.00 Par Value) Outstanding as of March 31, 1997.

                                SMITHTOWN BANCORP

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1997 and December 31, 1996

         Consolidated Statements of Income - Three months ended March 31, 1997 and 1996

         Consolidated Statements of Changes in Stockholders' Equity - Three months ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996

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

Item 4.  Submission of Matters to Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (A) Exhibits - None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                          AS OF
                                                                             MARCH                    DECEMBER
                                                                            31, 1997                   31, 1996
                                                                    -------------------------  ------------------------
ASSETS
Cash and Due from Banks                                                   $        8,544,955         $       7,689,964
Investment Securities:
   Investment Securities Held to Maturity
     Obligations of U.S. Government                                                2,006,999                 2,008,366
     Mortgage - Backed Securities                                                  8,675,345                 9,003,335
     Obligations of State and Political Subdivisions                               4,832,598                 4,996,750
                                                                    -------------------------  ------------------------
         Total                                                                    15,514,942                16,008,451
                                                                    -------------------------  ------------------------
   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies                                      13,438,105                13,563,700
     Mortgage - Backed Securities                                                 39,185,180                34,218,784
     Other Securities                                                               826,800                    599,800
         Total                                                                    53,450,085                48,382,284
                                                                    -------------------------  ------------------------
       Total Investment Securities                                                68,965,027                64,390,735
                                                                    -------------------------  ------------------------
           (Fair value $68,776,513 at March 31, 1997
               and $63,685,617 at December 31, 1996)
Federal Funds Sold                                                                 7,200,000                         0
Loans
     Real Estate                                                                  66,847,323                65,326,210
     Mortgage Loans Held for Sale                                                          0                   495,000
     Commercial and Industrial                                                    22,083,390                23,458,052
     Loans to Individuals for Household, Family and
           Other Personal Expenditures                                            10,327,261                11,543,331
     Other                                                                           398,815                   328,078
                                                                    -------------------------  ------------------------
         Total                                                                    99,656,789               101,150,671
     Less: Unearned Discount                                                       (548,315)                 (572,731)
              Reserve for Possible Loan Losses                                   (1,300,239)               (1,622,572)
                                                                    -------------------------  ------------------------
Loans, Net                                                                        97,808,235                98,955,368
                                                                    -------------------------  ------------------------
Bank Premises and Equipment                                                        2,541,803                 2,618,863
Other Assets
     Other Real Estate Owned                                                       3,874,269                 5,087,707
     Other                                                                         2,980,399                 2,886,412
                                                                    -------------------------  ------------------------
     TOTAL ASSETS                                                           $    191,914,688           $   181,629,049
                                                                    =========================  ========================

LIABILITIES
Deposits:
     Demand                                                                $      45,337,981          $     42,562,809
     Money Market                                                                 31,130,284                27,412,325
     NOW                                                                          14,876,325                14,466,688

     Savings                                                                      45,651,365                45,729,259
     Certificates of Deposit $100,000 and Over                                     5,995,555                 6,392,848
     Other Time Deposits                                                          22,750,717                22,364,526
                                                                    -------------------------  ------------------------
         Total                                                                   165,742,227               158,928,455
Dividend Payable                                                                     151,644                   138,646
Sec Sold Under Agreements to Repurchase                                            2,800,000                 2,800,000
Demand Notes Issued to the U.S. Treasury                                           4,300,000                 1,485,724
Other Borrowed Funds                                                               3,000,000                 3,000,000
Other Liabilities                                                                  1,298,084                 1,178,985
                                                                    -------------------------  ------------------------
         Total                                                                   177,291,955               167,531,810
                                                                    -------------------------  ------------------------

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value, 1,500,000 Shares                                   2,239,775                 2,239,775
     Authorized; 447,955 Shares Issued
Unrealized Gain/(Loss) on Investment Securities
     Available for Sale                                                             (40,048)                    81,093
Surplus                                                                            1,993,574                 1,993,574
Retained Earnings                                                                 10,876,071                10,229,436
                                                                    -------------------------  ------------------------
     Total                                                                        15,069,372                14,543,878
     Less: Treasury Stock                                                          (446,639)                 (446,639)
                                                                    -------------------------  ------------------------
     Total                                                                        14,622,733                14,097,239
                                                                    -------------------------  ------------------------
     TOTAL LIABILITIES AND CAPITAL                                          $    191,914,688           $   181,629,049
                                                                    =========================  ========================

SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)

                                                                                     FOR THREE MONTHS ENDED
                                                                                 MARCH                    MARCH
                                                                               31, 1997                 31, 1996
                                                                         ----------------------   ----------------------
INTEREST INCOME
Interest and Fees on Loans                                                   $       2,379,477          $     2,314,017
Interest and Dividends on:
     Obligations of U.S. Government                                                     24,877                   46,658
     Obligations of U.S. Government Agencies                                           222,412                   45,453
     Mortgage - Backed Securities                                                      685,754                  325,189
     Obligations of State & Political Subdivisions                                      74,548                   70,846
     Other Securities                                                                    2,260                    9,063
Interest on Federal Funds Sold                                                          54,304                  151,867
Interest on Balances Due From Depository
          Institutions                                                                     908                      125
                                                                         ----------------------   ----------------------
       Total Interest Income                                                         3,444,540                2,963,218
                                                                         ----------------------   ----------------------

INTEREST EXPENSE
Money Market Accounts                                                                  232,263                  215,571
Savings                                                                                276,540                  335,178
Certificates of Deposit $100,000 and Over                                               56,782                   49,747
Other Time Deposits                                                                    295,470                  282,074
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase                                                43,919                        0
Interest on Demand Notes Issued by U. S. Treasury                                       15,606                        0
Interest on Other Borrowed Money                                                        46,424                        0
                                                                         ----------------------   ----------------------
       Total Interest Expense                                                          967,004                  882,570
                                                                         ----------------------   ----------------------
     Net Interest Income                                                             2,477,536                2,080,648
     Provision for Possible Loan Losses                                                      0                   90,000
                                                                         ----------------------   ----------------------
     Net Interest Income After Provision for Possible
               Loan Losses                                                           2,477,536                1,990,648
                                                                         ----------------------   ----------------------

OTHER NON - INTEREST INCOME
Trust Department Income                                                                101,759                  102,935
Service Charges on Deposit Accounts                                                    372,673                  320,659
Other Income                                                                           154,493                  151,536
                                                                         ----------------------   ----------------------
     Total Other Non - Interest Income                                                 628,925                  575,130
                                                                         ----------------------   ----------------------

OTHER OPERATING EXPENSES
Salaries                                                                               723,175                  919,920
Pension and Other Employee Benefits                                                    177,311                  230,823
Net Occupancy Expense of Bank Premises                                                 237,529                  331,057
Furniture and Equipment Expense                                                        156,177                  168,648
Miscellaneous Operating Expense                                                        502,320                  618,983
                                                                         ----------------------   ----------------------
     Total Other Operating Expense                                                   1,796,512                2,269,431
                                                                         ----------------------   ----------------------

Income Before Income Taxes                                                           1,309,949                  296,347
Provision for Income Taxes                                                             511,670                   97,550
                                                                         ----------------------   ----------------------
     NET INCOME                                                            $           798,279         $        198,797
                                                                         ======================   ======================

Earnings Per Share
Net Income                                                                                   $      $              0.46
                                                                                          1.84
Cash Dividends Paid                                                                          $      $              0.28
                                                                                          0.32
Weighted Average Shares Outstanding                                                    433,268                  433,268

SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                          UNREALIZED
                                       COMMON STOCK                                       GAIN(LOSS)
                                  SHARES                              CAPITAL            ON SECURITIES
                                OUTSTANDING          AMOUNT           SURPLUS         AVAILABLE FOR SALE
                                -----------          ------           -------         ------------------


Balance at 1/1/96                   433,268     $   2,239,775     $  1,993,574              $ (28,157)
Net Income
Cash Dividend Declared
Allowance for Unrealized
     Gain(Loss)                                                                               (59,027)
                                    --------------------------------------------------------------------
BALANCE AT 3/31/96                  433,268     $   2,239,775     $  1,993,574              $ (87,184)
                                    ====================================================================



Balance at 1/1/97                   433,268     $   2,239,775     $  1,993,574                       $
                                                                                                81,093
Net Income
Cash Dividend Declared
Allowance for Unrealized
     Gain(Loss)                                                                              (121,141)
                                    --------------------------------------------------------------------
BALANCE AT 3/31/97                  433,268     $   2,239,775     $  1,993,574              $ (40,048)
                                    ====================================================================

                                                        COST OF
                                                         COMMON               TOTAL
                                    RETAINED            STOCK IN          STOCKHOLDERS'
                                    EARNINGS            TREASURY             EQUITY
                                    --------            --------             ------



Balance at 1/1/96               $  9,078,520           $(446,639)       $   12,837,073
Net Income                           198,797                                   198,797
Cash Dividend Declared             (138,645)                                 (138,645)
Allowance for Unrealized
     Gain(Loss)                                                               (59,027)
                                -------------------------------------------------------
BALANCE AT 3/31/96              $  9,138,672           $(446,639)       $   12,838,198
                                =======================================================



Balance at 1/1/97                $10,229,436           $(446,639)        $  14,097,239

Net Income                           798,279                                   798,279
Cash Dividend Declared             (151,644)                                 (151,644)
Allowance for Unrealized
     Gain(Loss)                                                              (121,141)
                                -------------------------------------------------------
BALANCE AT 3/31/97               $10,876,071           $(446,639)        $  14,622,733
                                =======================================================

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                             FOR THREE MONTHS ENDED
                                                                                         MARCH                    MARCH
                                                                                       31, 1997                 31, 1996
                                                                                  --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $         798,279         $        198,797
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned                                             90,000                   60,000
     Depreciation on Premises and Equipment                                                   105,158                  119,278
     Provision for Possible Loan Losses                                                             0                   90,000
     Amortization of Transition Obligation                                                     26,027                   11,925
     Loss on Sale of Bank Property                                                                  0                   57,568
     Increase in Interest Payable                                                              37,403                   12,778
     Increase(Decrease)in Miscellaneous Payables and
         Accrued Expenses                                                                   (107,595)                   38,108
     Increase in Fees and Commissions
         Receivable                                                                          (15,000)                 (22,800)
     (Increase)Decrease in Interest Receivable                                              (212,704)                   47,655
     Decrease in Prepaid Expenses                                                             101,982                   54,836
     Increase in Miscellaneous Receivables                                                    (8,768)                  (5,164)
     Decrease in Income Taxes Receivable                                                      189,978                   40,587
     Increase in Deferred Taxes                                                               117,265                        0
     Decrease in Accumulated Post Retirement Benefit
         Obligation                                                                          (15,754)                 (10,575)
     Amortization of Investment Security Premiums and
         Accretion of Discounts                                                              (34,842)                (118,893)
                                                                                  --------------------     --------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,071,429                  574,100
                                                                                  --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Maturities of Investment Securities
         Held to Maturity                                                                     481,475                  453,232
     Proceeds from Maturities of Investment Securities
         Available for Sale                                                                 3,306,768                2,783,613
     Purchases of Investment Securities Available for
         Sale                                                                             (8,536,557)              (4,172,986)
     Net Increase in Federal Funds Sold                                                   (7,200,000)              (4,850,000)
     Net (Increase)Decrease in Loans                                                          967,763              (1,532,284)
     Purchases of Premises and Equipment                                                     (28,098)                 (19,578)
     Proceeds from Sale of Bank Property                                                            0                  205,239
     Proceeds from Sale of Other Real Estate Owned                                          1,302,808                  420,000
                                                                                  --------------------     --------------------
     CASH USED BY INVESTING ACTIVITIES                                                    (9,705,841)              (6,712,764)
                                                                                  --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net  Increase in Demand Deposits, NOW
         Accounts and Savings Accounts                                                      6,824,874                1,316,224
     Net Increase(Decrease) in Time Accounts                                                 (11,102)                4,072,447
     Cash Dividends Paid                                                                    (138,646)                (121,315)
     Net Increase in Borrowed Funds                                                         2,814,277                        0
                                                                                  --------------------     --------------------

     CASH PROVIDED BY FINANCING ACTIVITIES                                                  9,489,403                5,267,356
                                                                                  --------------------     --------------------

     Net Increase(Decrease)in Cash and Due from Banks                                         854,991                (871,308)
     Cash and Due from Banks, Beginning of Period                                           7,689,964                7,003,234
                                                                                  --------------------     --------------------
     Cash and Due from Banks, End of Period                                          $      8,544,955          $     6,131,926
                                                                                  ====================     ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid During the Period for:
      Interest                                                                      $         105,949                        $
                                                                                                                             0
      Income Taxes                                                                  $         204,427         $         56,963

NON-CASH INVESTING ACTIVITIES
     Loans Transferred to Other Real Estate Owned                                   $         179,370                        $0

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 1997

                                                                                3 MONTHS                3 -6             6 - 12
                                                      REVOLVING                  OR LESS               MONTHS            MONTHS
                                                  -------------------       ------------------      -------------     -------------
ASSETS:

   INVESTMENTS                                    $       2,503,492         $      4,271,717        $  3,694,005      $  18,107,616
   FED FUNDS SOLD                                          7,200,000                        0                  0                  0
   LOANS:
       INSTALLMENT                                           825,017                2,148,541          1,120,087          4,060,707
       REAL ESTATE AND COMMERCIAL                         24,677,271                3,629,930            898,846          7,528,753
   CASH AND DUE FROM BANKS                                   239,257                        0                  0                  0
   FIXED ASSETS                                                    0                        0                  0                  0
   OTHER ASSETS                                                    0                        0                  0                  0
   RESERVE FOR POSSIBLE LOAN LOSSES                                0                        0                  0                  0
   NON-ACCRUALS & UNEARNED DISCOUNT                                0                        0                  0                  0
                                                  -------------------       ------------------      -------------     -------------
TOTAL                                                     35,445,037               10,050,188          5,712,938         29,697,076
                                                  -------------------       ------------------      -------------     -------------

LIABILITIES:

   SAVINGS                                                         0                2,282,568          2,282,568          4,565,137
   MONEY MARKETS                                                   0                3,891,285          3,891,285          7,782,571
   NOW                                                             0                  743,816            743,816          1,487,633
   TIME LESS THAN 100                                         18,879                6,703,240          3,860,697          5,901,258
   TIME MORE THAN 100                                              0                2,271,750          1,105,985            694,127
   DEMAND                                                          0                1,133,450          1,133,450          2,266,899
   REPURCHASE AGREEMENTS                                           0                        0                  0                  0
   OTHER BORROWED MONEY                                            0                4,300,000                  0                  0
   OTHER LIABILITIES                                               0                        0                  0                  0
   STOCKHOLDERS' EQUITY                                            0                        0                  0                  0

                                                  -------------------       ------------------      -------------     -------------
TOTAL                                                         18,879               21,326,109         13,017,801         22,697,625
                                                                                              -                  -
                                                  -------------------       ------------------      -------------     -------------

INTEREST SENSITIVITY GAP
PER PERIOD                                                35,426,158             (11,275,921)        (7,304,863)          6,999,451
GAP/TOTAL ASSETS                                              18.46%                   -5.88%             -3.81%              3.65%
CUMULATIVE INTEREST
SENSITIVITY GAP                                           35,426,158               24,150,237         16,845,374         23,844,825
% OF CUMULATIVE GAP
TO TOTAL ASSETS                                               18.46%                   12.58%              8.78%             12.42%
ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF MARCH 31, 1997
  2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD

                                                       1-5                 5+
                                                      YEARS              YEARS                OTHER                  TOTAL
                                                  --------------     ---------------     ----------------      -------------------
ASSETS:

   INVESTMENTS                                    $  22,685,972       $  16,875,425       $      826,800        $      68,965,027
   FED FUNDS SOLD                                             0                   0                    0                7,200,000
   LOANS:
       INSTALLMENT                                    9,870,876             960,768                    0               18,985,996
       REAL ESTATE AND COMMERCIAL                    32,824,186           8,928,186              398,815               78,885,987
   CASH AND DUE FROM BANKS                                    0                   0            8,305,698                8,544,955
   FIXED ASSETS                                               0                   0            2,541,803                2,541,803
   OTHER ASSETS                                               0                   0            6,854,668                6,854,668
   RESERVE FOR POSSIBLE LOAN LOSSES                           0                   0          (1,300,239)               (1,300,239)
   NON-ACCRUALS & UNEARNED DISCOUNT                           0                   0            1,236,491                1,236,491
                                                  --------------     ---------------     ----------------      -------------------
TOTAL                                                65,381,034          26,764,379           18,864,036              191,914,688
                                                  --------------     ---------------     ----------------      -------------------

LIABILITIES:

   SAVINGS                                           36,521,092                   0                    0               45,651,365
   MONEY MARKETS                                     15,565,142                   0                    0               31,130,283
   NOW                                               11,901,060                   0                    0               14,876,325
   TIME LESS THAN 100                                 6,266,644                   0                    0               22,750,718
   TIME MORE THAN 100                                 1,923,693                   0                    0                5,995,555
   DEMAND                                            18,135,192                   0           22,668,990               45,337,981
   REPURCHASE AGREEMENTS                              2,800,000                   0                    0                2,800,000
   OTHER BORROWED MONEY                               3,000,000                   0                    0                7,300,000
   OTHER LIABILITIES                                          0                   0            1,449,728                1,449,728
   STOCKHOLDERS' EQUITY                                       0                   0           14,622,733               14,622,733

                                                  --------------     ---------------     ----------------      -------------------
TOTAL                                                96,112,823                   0           38,741,451             191,914,688
                                                  --------------     ---------------     ----------------      -------------------

INTEREST SENSITIVITY GAP
PER PERIOD                                         (30,731,789)          26,764,379         (19,877,415)
GAP/TOTAL ASSETS                                        -16.01%              13.95%
CUMULATIVE INTEREST
SENSITIVITY GAP                                     (6,886,964)          19,877,415
% OF CUMULATIVE GAP
TO TOTAL ASSETS                                          -3.59%              10.36%
ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF MARCH 31, 1997
  2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD

Management's Discussion and Analysis of Financial Condition and Results of Operation

         Smithtown Bancorp, a one-bank holding company, acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual Report 10KSB for the period ended December 31, 1996.

         The Bank's Balance Sheet remained stable throughout the first quarter of 1997, with a slight shift in segregation as the assets grew by 5.66%, from $181,629,049 on December 31, 1996, to $191,914,688 on March 31, 1997. A
significant increase to earning assets was realized in the Investment Portfolio, which rose 7.10% from year end. The majority of investments purchased consisted of Available for Sale, GNMA II adjustable rate mortgage-backed securities, yielding high rates while providing liquidity comfort and risk based capital advantages. Total investments represent 35.94% of assets, yielding 6.35%. Federal Funds Sold comprise 3.75% of assets and yield approximately 5.36%. The loan portfolio remains strong with only a slight decrease from December 31, 1996, of 1.48%. Loans represent 51.93% of assets, currently yielding 9.52%. Other Real Estate Owned was reduced dramatically in the first quarter by 23.85%, due to the sale of one property; resulting in a $1,213,438 reduction in non-performing assets. On the Liability side of the Balance Sheet, total deposits increased by $6,813,772 or 4.29% from December 31, 1996. The largest increases were sighted in Money Market and Demand Deposit Accounts. These deposits were used primarily to fund the new purchases in the investment portfolio. Borrowings also rose by 38.63%, due to increased deposits in the Demand Notes Issued to the U.S. Treasury Account. These monies were invested in Federal Funds Sold due to the nature of repayment. Total capital at December 31, 1996 was $14,097,239 as compared to $14,622,733 at March 31, 1997. This 3.73%
first quarter increase was attributed to retained earnings, offset slightly by an increase in Unrealized Losses on Securities Available for Sale and the payment of the quarterly dividend. All capital ratios remained consistently strong by all guidelines and are outlined below.

                         March 31, 1997      December 31, 1996       Required

Tier I                        12.81                12.30                4.00

Tier II                        1.14                 1.25                  **

Total Risk Based
Capital Ratio                 13.95                13.58                8.00

Leverage Ratio                 7.98                 7.82                4.00


As expected, the results of first quarter 1997, are historically high and impressive due to our successful reengineering efforts, sharpened sales skills, competitive products and rates, as well as major reductions in non-interest expenses. Interest income increased by

16.24% over the 1996 first quarter, due largely to the increased volume in the investment portfolio. Loan income remained stable due to increased balances in the portfolio.

         Interest Expense was $967,004 at March 31, 1997 as compared to $882,570 at March 31, 1996, an increase of 9.57%. This increase was attributed to a higher deposit base and increased interest rates coupled with the Bank's decision to use borrowings such as Repos, Advances and Demand Notes Issued to the U.S. Treasury to fund higher yielding assets. Non-interest income rose by 9.35% over last year's first quarter, due to an increase in service charges on deposit accounts. Non-interest expense significantly decreased by 20.84%, with reductions in the following major categories: salary and benefits, occupancy, furniture. & fixture expense and miscellaneous operating expenses. Net income reached $798,279 at March 31, 1997 as compared to $198,797 reported at March 31, 1996. Earnings have quadrupled that of last year's first quarter. With this extremely prosperous beginning, management looks forward to the remainder of 1997 with continued confidence in our ability to increase profitability and shareholder value while sustaining our consistently strong financial capital ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENT PRESENTATION

         In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1997, and its results of operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 1996.


EARNINGS PER COMMON SHARES

         Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


INVESTMENT SECURITIES

         Fair Value:

                          March 31, 1997                      $68,776,513
                          December 31, 1996                   $63,685,617

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SMITHTOWN BANCORP



May 9, 1997                                     By:  /s/ Bradley E. Rock
                                                     --------------------------
                                                     Bradley E. Rock, President



May 9, 1997                                     By:  /s/ Anita Florek
                                                     -----------------------
                                                     Anita Florek, Treasurer