Form 10-Q
period 1997-06-30
SMITHTOWN BANCORP INC
filed 1997-08-13
CIK 747345

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June  30, 1997

Commission file number 2-91511


                                SMITHTOWN BANCORP
             (Exact name of registrant as specified in its charter)


           NEW YORK                                       11-2695037
  (State or other jurisdiction                 (I.R.S. Employer Identification
      of incorporation or                                   Number)
         organization)


ONE EAST MAIN STREET, SMITHTOWN, NEW YORK  11787-2801
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

         433,268 Shares of Common stock ($5.00 Par Value) Outstanding as of June 30, 1997.

                                SMITHTOWN BANCORP

                                     INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1997 and December 31, 1996

         Consolidated Statements of Income - Three months ended June 30, 1997 and 1996

         Consolidated Statements of Income - Six months ended June 30, 1997 and 1996

         Consolidated Statements of Changes in Stockholders' Equity - Six months ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows - Three months ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996

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

Item 4.  Submission of Matters to Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (A) Exhibits - None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                       AS OF
                                                                          (UNAUDITED)           (AUDITED)
                                                                         JUNE 30, 1997      DECEMBER 31, 1996
                                                                         -------------      -----------------
ASSETS
Cash and Due from Banks                                                   $ 10,428,758        $  7,689,964
Investment Securities:
   Investment Securities Held to Maturity
     Obligations of U.S. Government                                          2,005,603           2,008,366
     Mortgage - Backed Securities                                            8,110,926           9,003,335
     Obligations of State and Political Subdivisions                         5,037,184           4,996,750
                                                                          ------------        ------------
        Total                                                               15,153,713          16,008,451
                                                                          ------------        ------------
   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies                                13,536,503          13,563,700
     Mortgage - Backed Securities                                           38,716,498          34,218,784
     Other Securities                                                          826,800             599,800
                                                                          ------------        ------------
        Total                                                               53,079,801          48,382,284
                                                                          ------------        ------------
      Total Investment Securities                                           68,233,514          64,390,735
                                                                          ------------        ------------
            (Fair value $68,218,067 at 6/30/97 and
                   $64,285,417 at 12/31/96)
Federal Funds Sold                                                          13,300,000                   0
Loans
     Real Estate                                                            67,209,226          65,326,210
     Mortgage Loans Held for Sale                                                    0             495,000
     Commercial and Industrial                                              22,478,112          23,458,052
     Loans to Individuals for Household, Family and
          Other Personal Expenditures                                        9,213,950          11,543,331
     Other                                                                     301,896             328,078
                                                                          ------------        ------------
        Total                                                               99,203,184         101,150,671

     Less: Unearned Discount                                                  (545,126)           (572,731)
           Reserve for Possible Loan Losses                                 (1,449,253)         (1,622,572)
                                                                          ------------        ------------
Loans, Net                                                                  97,208,805          98,955,368
                                                                          ------------        ------------
Bank Premises and Equipment                                                  2,523,306           2,618,863
Other Assets
     Other Real Estate Owned                                                 4,006,296           5,087,707
     Other                                                                   2,735,350           2,886,412
                                                                          ------------        ------------
     TOTAL ASSETS                                                         $198,436,029        $181,629,049
                                                                          ============        ============

LIABILITIES
Deposits:
     Demand                                                               $ 41,682,585        $ 42,562,809
     Money Market                                                           33,783,461          27,412,325
     NOW                                                                    15,455,263          14,466,688
     Savings                                                                43,561,896          45,729,259
     Certificates of Deposit $100,000 and Over                               9,195,470           6,392,848
     Other Time Deposits                                                    23,051,887          22,364,526
                                                                          ------------        ------------
        Total                                                              166,730,562         158,928,455
Dividend Payable                                                               151,644             138,646
Securities Sold Under Agreements to Repurchase                               2,800,000           2,800,000
Demand Notes Issued to the U.S. Treasury                                     9,000,000           1,485,724
Other Borrowed Funds                                                         3,000,000           3,000,000
Other Liabilities                                                            1,237,453           1,178,985
                                                                          ------------        ------------
     Total                                                                 182,919,659         167,531,810
                                                                          ------------        ------------
STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value, 500,000 Shares                               2,239,775           2,239,775
     Authorized; 447,955 Shares Issued
Unrealized Gain on Investment Securities
     Available for Sale                                                        146,710              81,093
Surplus                                                                      1,993,574           1,993,574
Retained Earnings                                                           11,582,950          10,229,436
                                                                          ------------        ------------
     Total                                                                  15,963,009          14,543,878
     Less: Treasury Stock                                                     (446,639)           (446,639)
                                                                          ------------        ------------
     Total                                                                  15,516,370          14,097,239
                                                                          ------------        ------------
     TOTAL LIABILITIES AND CAPITAL                                        $198,436,029        $181,629,049
                                                                          ============        ============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS INCOME
(unaudited)

                                                               FOR THREE MONTHS ENDED
                                                           JUNE 30, 1997    JUNE 30, 1996
                                                           -------------    -------------
INTEREST INCOME
Interest and Fees on Loans                                  $2,375,011       $2,362,333
Interest and Dividends on:
     Obligations of U.S. Government                             23,991           39,049
     Obligations of U.S. Government Agencies                   266,487          129,037
     Mortgage - Backed Securities                              753,222          399,452
     Obligations of State & Political Subdivisions              77,804           70,513
     Other Securities                                           22,630            9,538
Interest on Federal Funds Sold                                  65,908          110,333
Interest on Balances Due From Depository Institutions            1,385              207
                                                            ----------       ----------
     Total Interest Income                                   3,586,438        3,120,462
                                                            ----------       ----------
INTEREST EXPENSE
Money Market Accounts                                          266,382          199,863
Savings                                                        242,778          336,535
Certificates of Deposit $100,000 and Over                       48,961           71,843
Other Time Deposits                                            334,474          284,663
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase                        42,483           14,375
Interest on Demand Notes Issued by U. S. Treasury               31,035            5,379
Interest on Other Borrowed Money                                42,245                0
                                                            ----------       ----------
     Total Interest Expense                                  1,008,358          912,658
                                                            ----------       ----------
     Net Interest Income                                     2,578,080        2,207,804
     Provision for Possible Loan Losses                        140,000          130,000
                                                            ----------       ----------
     Net Interest Income After Provision for Possible
          Loan Losses                                        2,438,080        2,077,804
                                                            ----------       ----------
OTHER NON - INTEREST INCOME
Trust Department Income                                        119,500           92,875
Service Charges on Deposit Accounts                            401,868          322,352
Other Income                                                   186,051          132,565
                                                            ----------       ----------
     Total Other Non - Interest Income                         707,419          547,792
                                                            ----------       ----------
OTHER OPERATING EXPENSES
Salaries                                                       763,239          876,325
Pension and Other Employee Benefits                            165,058          209,401
Net Occupancy Expense of Bank Premises                         220,461          253,496
Furniture and Equipment Expense                                141,422          159,788
Miscellaneous Operating Expense                                456,541          677,750
                                                            ----------       ----------
     Total Other Operating Expense                           1,746,721        2,176,760
                                                            ----------       ----------

Income Before Income Taxes                                   1,398,778          448,836
Provision for Income Taxes                                     540,255          157,418
                                                            ----------       ----------
     NET INCOME                                             $  858,523       $  291,418
                                                            ==========       ==========

Earnings Per Share
Net Income                                                  $     1.98       $     0.67
Cash Dividends Paid                                         $     0.35       $     0.32
Weighted Average Shares Outstanding                            433,268          433,268

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                               FOR SIX MONTHS ENDED
                                                          JUNE 30, 1997    JUNE 30, 1996
                                                          -------------    -------------
INTEREST INCOME
Interest and Fees on Loans                                  $4,754,488       $4,676,350
Interest and Dividends on:
     Obligations of U.S. Government                             48,868           85,707
     Obligations of U.S. Government Agencies                   488,899          174,490
     Mortgage - Backed Securities                            1,438,976          724,641
     Obligations of State & Political Subdivisions             152,352          141,359
     Other Securities                                           24,890           18,601
Interest on Federal Funds Sold                                 120,212          262,200
Interest on Balances Due From Depository Institutions            2,293              332
                                                            ----------       ----------
     Total Interest Income                                   7,030,978        6,083,680
                                                            ----------       ----------
INTEREST EXPENSE
Money Market Accounts                                          498,645          415,434
Savings                                                        519,318          671,713
Certificates of Deposit $100,000 and Over                      105,743          121,590
Other Time Deposits                                            629,944          566,737
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase                        86,402           14,375
Interest on Demand Notes Issued by U.S. Treasury                46,641            5,379
Interest on Other Borrowed Money                                88,668                0
                                                            ----------       ----------
     Total Interest Expense                                  1,975,361        1,795,228
                                                            ----------       ----------
     Net Interest Income                                     5,055,617        4,288,452
     Provision for Possible Loan Losses                        140,000          220,000
     Net Interest Income After Provision for Possible
                                                            ----------       ----------
         Loan Losses                                         4,915,617        4,068,452
                                                            ----------       ----------
OTHER NON - INTEREST INCOME
Trust Department Income                                        221,259          195,810
Service Charges on Deposit Accounts                            774,541          643,011
Other Income                                                   340,544          284,101
                                                            ----------       ----------
     Total Other Non - Interest Income                       1,336,344        1,122,922
                                                            ----------       ----------
OTHER OPERATING EXPENSES
Salaries                                                     1,486,414        1,796,245
Pension and Other Employee Benefits                            342,369          440,224
Net Occupancy Expense of Bank Premises                         457,990          584,553
Furniture and Equipment Expense                                297,600          328,436
Miscellaneous Operating Expense                                958,861        1,296,733
                                                            ----------       ----------
     Total Other Operating Expense                           3,543,234        4,446,191
                                                            ----------       ----------
Income Before Income Taxes                                   2,708,727          745,183
Provision for Income Taxes                                   1,051,925          254,968
                                                            ----------       ----------
     NET INCOME                                             $1,656,802       $  490,215
                                                            ==========       ==========

Earnings Per Share
Net Income                                                  $     3.82       $     1.13
Cash Dividends Paid                                         $     0.67       $     0.60
Weighted Average Shares Outstanding                            433,268          433,268

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)



                                                                         UNREALIZED                       COST OF
                                  COMMON STOCK                           GAIN(LOSS)                        COMMON          TOTAL
                                SHARES                   CAPITAL        ON SECURITIES       RETAINED      STOCK IN     STOCKHOLDERS'
                             OUTSTANDING    AMOUNT       SURPLUS      AVAILABLE FOR SALE    EARNINGS      TREASURY        EQUITY
                             -----------    ------       -------      ------------------    --------      --------     -------------

Balance at 1/1/96              433,268    $2,239,775    $1,993,574       $ (28,157)        $ 9,078,520    $(446,639)    $12,837,073
Net Income                                                                                     490,215                      490,215
Cash Dividend Declared                                                                        (277,291)                    (277,291)
Allowance for Unrealized
    Gain(Loss)                                                            (277,942)                                        (277,942)
                             ---------    ----------    ----------       ---------         -----------    ---------     -----------
BALANCE AT 6/30/96             433,268    $2,239,775    $1,993,574       $(306,099)        $ 9,291,444    $(446,639)    $12,772,055
                             =========    ==========    ==========       =========         ===========    =========     ===========


Balance at 1/1/97              433,268    $2,239,775    $1,993,574       $  81,093         $10,229,436    $(446,639)    $14,097,239
Net Income                                                                                   1,656,802                    1,656,802
Cash Dividend Declared                                                                        (303,288)                    (303,288)
Allowance for Unrealized
    Gain(Loss)                                                              65,617                                           65,617
                             ---------    ----------    ----------       ---------         -----------    ---------     -----------
BALANCE AT 6/30/97             433,268    $2,239,775    $1,993,574       $ 146,710         $11,582,950    $(446,639)    $15,516,370
                             =========    ==========    ==========       =========         ===========    =========     ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                        FOR THREE MONTHS ENDED
                                                                                   JUNE 30, 1997       JUNE 30, 1996
                                                                                   -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $    858,523        $    291,418
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned                                       30,000              20,000
     Depreciation on Premises and Equipment                                             105,419             115,903
     Provision for Possible Loan Losses                                                 140,000             130,000
     Amortization of Transition Obligation                                               26,025              11,925
     Increase(Decrease)in Interest Payable                                              (12,406)              2,486
     Increase(Decrease)in Miscellaneous Payables and
        Accrued Expenses                                                                 51,589             (68,145)
     Increase in Fees and Commissions Receivable                                         (6,000)            (22,800)
     (Increase)Decrease in Interest Receivable                                          159,721            (266,153)
     Decrease in Prepaid Expenses                                                        69,635              11,254
     (Increase)Decrease in Miscellaneous Receivables                                    (33,884)              8,189
     Increase in Income Taxes Receivable                                                (99,129)            (33,491)
     Increase(Decrease) in Deferred Taxes                                               (90,616)              9,909
     Decrease in Accumulated Post Retirement Benefit
        Obligation                                                                      (15,754)            (11,501)
     Amortization of Investment Security Premiums and
        Accretion of Discounts                                                          (58,959)             47,604
                                                                                   ------------        ------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                     1,124,164             246,598
                                                                                   ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Maturities of Investment Securities
        Held to Maturity                                                                828,830             387,769
     Proceeds from Maturities of Investment Securities
        Available for Sale                                                            5,654,456             937,972
     Purchases of Investment Securities Available for Sale                           (4,897,019)        (14,937,302)
     Purchases of Investment Securities Held to Maturity                               (473,799)           (714,347)
     Net (Increase)Decrease in Federal Funds Sold                                    (6,100,000)          4,750,000
     Net (Increase)Decrease in Loans                                                     30,158          (2,945,985)
     Purchases of Premises and Equipment                                                (86,923)            (71,494)
     Proceeds from Sale of Other Real Estate Owned                                      267,246             650,000
                                                                                   ------------        ------------
     CASH USED BY INVESTING ACTIVITIES                                               (4,777,051)        (11,943,387)
                                                                                   ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (Decrease)Increase in Demand Deposits, NOW
        Accounts and Savings Accounts                                                (2,512,750)          7,225,121
     Net Increase(Decrease) in Time Accounts                                          3,501,085           1,336,104
     Cash Dividends Paid                                                               (151,644)           (138,646)
     Net Increase in Borrowed Funds                                                   4,699,999           4,845,713
                                                                                   ------------        ------------
     CASH PROVIDED BY FINANCING ACTIVITIES                                            5,536,690          13,268,292
                                                                                   ------------        ------------
     Net Increase in Cash and Due from Banks                                          1,883,803           1,571,503
     Cash and Due from Banks, Beginning of Period                                     8,544,955           6,131,926
                                                                                   ------------        ------------
     Cash and Due from Banks, End of Period                                        $ 10,428,758        $  7,703,429
                                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid During the Year for:
      Interest                                                                     $    115,762        $     19,754
      Income Taxes                                                                 $    730,000        $    181,000

NON-CASH INVESTING ACTIVITIES
     Loans Transferred to Other Real Estate Owned                                  $    430,273        $          0

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                       FOR SIX MONTHS ENDED
                                                                 JUNE 30, 1997       JUNE 30, 1997
                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                       $  1,656,802        $    490,215
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned                    120,000              80,000
     Depreciation on Premises and Equipment                           210,576             235,181
     Provision for Possible Loan Losses                               140,000             220,000
     Amortization of Transition Obligation                             52,052              23,850
     Loss on Sale of Bank Property                                          0              57,568
     Increase in Interest Payable                                      24,997              15,264
     Decrease in Miscellaneous Payables and
        Accrued Expenses                                              (56,006)            (30,037)
     Increase in Fees and Commissions Receivable                      (21,000)            (45,600)
     Increase in Interest Receivable                                  (52,983)           (218,498)
     Decrease in Prepaid Expenses                                     171,617              66,090
     (Increase)Decrease in Miscellaneous Receivables                  (42,652)              3,025
     Decrease in Income Taxes Receivable                               90,849               7,096
     Increase in Deferred Taxes                                        26,649               9,909
     Decrease in Accumulated Post Retirement Benefit
        Obligation                                                    (31,508)            (22,076)
     Amortization of Investment Security Premiums and
        Accretion of Discounts                                        (93,801)            (71,289)
                                                                 ------------        ------------
     CASH PROVIDED BY OPERATING ACTIVITIES                          2,195,592             829,698
                                                                 ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Maturities of Investment Securities
        Held to Maturity                                            1,310,305             841,001
     Proceeds from Maturities of Investment Securities
        Available for Sale                                          8,961,224           3,721,585
     Purchases of Investment Securities Available for Sale        (13,433,576)        (19,110,288)
     Purchases of Investment Securities Held to Maturity             (473,799)           (714,347)
     Net Increase in Federal Funds Sold                           (13,300,000)           (100,000)
     Net (Increase) Decrease in Loans                                 997,921          (4,478,269)
     Purchases of Premises and Equipment                             (115,021)            (91,072)
     Proceeds from Sale of Bank Property                                    0             205,239
     Proceeds from Sale of Other Real Estate Owned                  1,570,054           1,070,000
                                                                 ------------        ------------
     CASH USED BY INVESTING ACTIVITIES                            (14,482,892)        (18,656,151)
                                                                 ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net Increase in Demand Deposits, NOW
        Accounts and Savings Accounts                               4,312,125           8,541,345
     Net Increase in Time Accounts                                  3,489,983           5,408,551
     Cash Dividends Paid                                             (290,290)           (259,961)
     Net  Increase in Borrowed Funds                                7,514,276           4,845,713
                                                                 ------------        ------------
     CASH PROVIDED BY FINANCING ACTIVITIES                         15,026,095          18,535,648
                                                                 ------------        ------------
     Net Increase in Cash and Due from Banks                        2,738,794             700,195
     Cash and Due from Banks, Beginning of Period                   7,689,964           7,003,234
                                                                 ------------        ------------
     Cash and Due from Banks, End of Period                      $ 10,428,758        $  7,703,429
                                                                 ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid During the Year for:
      Interest                                                   $    221,711        $     19,754
      Income Taxes                                               $    934,427        $    237,963

NON-CASH INVESTING ACTIVITIES
     Loans Transferred to Other Real Estate Owned                $    609,643        $         0

Management's Discussion and Analysis of Financial Condition and Results of Operations

         Smithtown Bancorp a one-bank holding company acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual Report 10KSB for the period ended December 31, 1996.

         The bank's asset base, for the first six months of 1997 grew by a substantial 9.25%. This increased level of deposits has been used to increase the investment portfolio and has been sold in federal funds. As the funding of loans continues throughout the year, these federal funds will be reinvested in higher yielding loans and in further growth of the investment portfolio. The loan portfolio remains strong with a slight decrease from December 31, 1996, primarily in the consumer loan base. Despite this small decline, gross loans represent 49.99% of total assets and 59.50% of deposits. Investments comprise 34.39% of total assets with the segregation in the portfolio remaining relatively constant. Obligations of U.S. Government Securities and U.S. Government Agency Securities represent 22.78% of the portfolio. Mortgage Backed Securities and Municipal securities comprise 68.63% and 7.38% respectively. Other Real Estate Owned declined from December 1996 by 21.26%. This large decline was due to the sale of one residential property. Since March 31, 1997, two additional smaller properties have migrated into this account, and two additional sales have taken place. On the liability side of the Balance Sheet, deposit growth reached 4.91% for the first six months of 1997. The largest area of growth was seen in Money Market Accounts and Certificates of Deposit. This growth is a result of customers taking advantage of the bank's competitive rate structure as well as the special benefits now offered to "Preferred" depositors. The other area of significant growth was in Demand Notes Issued to the U.S. Treasury. The bank is a member of an investment program with the U.S. Treasury up to a pre-defined limit in accordance with collateral arrangements. This level of investment has been increased in order to take advantage of the spread earned on these funds. Capital increased by 10.07% due to the level of net income and remains very strong by all regulatory guidelines. The following table outlines current capital ratios.

                       June 30, 1997      December 31, 1996       Required
Tier I                     13.52               12.30                4.00

Tier II                     1.25                1.25                  **

Total Risk Based
Capital Ratio              14.76               13.58                8.00

Leverage Ratio              8.35                7.82                4.00


         Results of operations for the first six months of 1997 are historically high as the benefits of the 1996 re-engineering have been felt. Loan income increased by 1.67% for the first six months of 1997 as compared to the same period in 1996, with an average yield of 9.61%. Investment income rose by 88.15% with a corresponding tax equivalent yield of 6.67%. The average yield on all interest earning assets for the six month period ended June 30, 1997 was 8.35%. Interest expense on deposit accounts actually declined over the first half of 1997 compared to the same period in 1996 by 1.23%, due to the tiering of Savings accounts and more extensive tiering of Money Market Accounts. Despite this slight decline in interest expense, the level of deposits has continued to increase. The bank's cost of funds, including all borrowings, is 2.32%. As can be seen from the above yields, net interest income or margin, the driving force behind earnings is very high and currently is 6.03%. Other non-interest income increased by 19.01% primarily due to increased service charges, fees and commissions. Other operating expenses declined by 20.31% due to a decrease in salary and benefit expense, lower expenses related to Other Real Estate Owned and the completion of expenses related to the re-engineering project.

         As the bank enters third quarter, optimism remains strong regarding record high earnings for 1997. With ROAA and ROAE at 1.78 and 21.36 respectively, Bank of Smithtown has surpassed peer group averages and is now a truly high performance community bank.

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 1997

                                                                   3 MONTHS               3 -6                6 - 12
                                              REVOLVING             OR LESS              MONTHS               MONTHS
ASSETS:

   INVESTMENTS                                 3,417,285           2,117,288            9,413,741          22,659,183
   FED FUNDS SOLD                             13,300,000                   0                    0                   0
   LOANS:
       INSTALLMENT                               968,633             806,144            2,230,667           2,729,634
       REAL ESTATE AND COMMERCIAL             22,606,495           2,752,491            3,426,866           7,718,212
   CASH AND DUE FROM BANKS                        92,858                   0                    0                   0
   FIXED ASSETS                                        0                   0                    0                   0
   OTHER ASSETS                                        0                   0                    0                   0
   RESERVE FOR POSSIBLE LOAN LOSSES                    0                   0                    0                   0
   NON-ACCRUALS AND UNEARNED DISCOUNT                  0                   0                    0                   0
                                              ----------          ----------           ----------          ----------
TOTAL                                         40,385,271           5,675,923           15,071,274          33,107,029
                                              ----------          ----------           ----------          ----------

LIABILITIES:

   SAVINGS                                             0           2,178,095            2,178,095           4,356,190
   MONEY MARKETS                                       0           4,222,933            4,222,933           8,445,865
   NOW                                                 0             772,763              772,763           1,545,526
   TIME less than 100                              8,551           6,210,289            4,221,169           6,531,605
   TIME greater than 100                               0           4,615,324            1,507,233             624,319
   DEMAND                                              0           1,042,065            1,042,065           2,084,129
   REPURCHASE AGREEMENTS                               0                   0                    0           2,800,000
   OTHER BORROWED MONEY                                0           9,000,000                    0                   0
   OTHER LIABILITIES                                   0                   0                    0                   0
   STOCKHOLDERS' EQUITY                                0                   0                    0                   0
                                              ----------          ----------           ----------          ----------
TOTAL                                              8,551          28,041,469           13,944,258          26,387,634
                                              ----------          ----------           ----------          ----------

INTEREST SENSITIVITY GAP
  PER PERIOD                                  40,376,720         (22,365,546)           1,127,016           6,719,395
  GAP/TOTAL ASSETS                                 20.35%            -11.27%                0.57%                3.39%
  CUMULATIVE INTEREST
      SENSITIVITY GAP                         40,376,720          18,011,174           19,138,190          25,857,585
  PERCENT OF CUMULATIVE GAP
      TO TOTAL ASSETS                              20.35%               9.08%               9.64%               13.03%

                                                 1-3            3-5              5+
                                                YEARS          YEARS            YEARS                OTHER              TOTAL
                                             ----------      ----------       ----------          ----------         -----------
ASSETS:

   INVESTMENTS                               10,726,152       2,685,982       16,387,083             826,800          68,233,514
   FED FUNDS SOLD                                     0               0                0                   0          13,300,000
   LOANS:
       INSTALLMENT                            4,074,622       6,786,789        1,004,083                   0          18,600,572
       REAL ESTATE AND COMMERCIAL            20,551,258      14,174,374        7,767,082             301,895          79,298,673
   CASH AND DUE FROM BANKS                            0               0                0          10,335,900          10,428,758
   FIXED ASSETS                                       0               0                0           2,523,306           2,523,306
   OTHER ASSETS                                       0               0                0           6,741,647           6,741,647
   RESERVE FOR POSSIBLE LOAN LOSSES                   0               0                0          (1,449,253)         (1,449,253)
   NON-ACCRUALS AND UNEARNED DISCOUNT                 0               0                0             758,812             758,812
                                             ----------      ----------       ----------          ----------         -----------
TOTAL                                        35,352,032      23,647,145       25,158,248          20,039,107         198,436,029
                                             ----------      ----------       ----------          ----------         -----------

LIABILITIES:

   SAVINGS                                   17,424,759      17,424,757                0                   0          43,561,896
   MONEY MARKETS                             16,891,730               0                0                   0          33,783,461
   NOW                                        6,182,105       6,182,106                0                   0          15,455,263
   TIME less than 100                         4,616,624       1,463,649                0                   0          23,051,887
   TIME greater than 100                      2,448,594               0                0                   0           9,195,470
   DEMAND                                     8,336,517       8,336,517                0          20,841,292          41,682,585
   REPURCHASE AGREEMENTS                              0               0                0                   0           2,800,000
   OTHER BORROWED MONEY                               0       3,000,000                0                   0          12,000,000
   OTHER LIABILITIES                                  0               0                0           1,389,097           1,389,097
   STOCKHOLDERS' EQUITY                               0               0                0          15,516,370          15,516,370
                                             ----------      ----------       ----------          ----------         -----------
TOTAL                                        55,900,329      36,407,029                0          37,746,759         198,436,029
                                             ----------      ----------       ----------          ----------         -----------

INTEREST SENSITIVITY GAP
  PER PERIOD                                (20,548,297)    (12,759,884)      25,158,248         (17,707,652)
  GAP/TOTAL ASSETS                              -10.36%         -6.43%            12.68%
  CUMULATIVE INTEREST
      SENSITIVITY GAP                         5,309,288      (7,450,596)      17,707,652
  PERCENT OF CUMULATIVE GAP
      TO TOTAL ASSETS                              2.68%        -3.75%             8.92%


ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF JUNE 30, 1997
  2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENT PRESENTATION

         In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1997, and its results of operations for the three months ended June 30, 1997 and 1996 and its cash flows for the three months ended June 30, 1997 and 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


EARNINGS PER COMMON SHARES

         Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


INVESTMENT SECURITIES

         Fair Value:

               June 30, 1997             $68,218,067
               December 31, 1996         $64,285,417

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SMITHTOWN BANCORP



August 13, 1997                               /s/ Bradley E. Rock
                                              --------------------------
                                              Bradley E. Rock, President



August 13, 1997                               /s/ Anita Florek
                                              --------------------------
                                              Anita Florek, Treasurer