Form 10-Q
period 1997-09-30
SMITHTOWN BANCORP INC
filed 1997-11-13
CIK 747345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997

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

         433,268 Shares of Common stock ($5.00 Par Value) Outstanding as of September 30, 1997.

                                SMITHTOWN BANCORP

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1997 and December 31, 1996

         Consolidated Statements of Income - Three months ended September 30, 1997 and 1996

         Consolidated Statements of Income - Nine months ended September 30, 1997 and 1996

         Consolidated Statements of Changes in Stockholders' Equity - Nine months ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows - Three months ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Notes to Consolidated Financial Statements


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Change in Securities - None

Item 3.  Defaults under Senior Securities - None

Item 4.  Submission of Matters to Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (A) Exhibits - None

SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)

                                                       FOR THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                         ------------------    ------------------
INTEREST INCOME
Interest and Fees on Loans                                   $2,447,188            $2,367,435
Interest and Dividends on:
     Obligations of U.S. Government                              69,114                30,270
     Obligations of U.S. Government Agencies                    279,053               191,176
     Mortgage - Backed Securities                               730,856               496,620
     Obligations of State & Political Subdivisions               76,010                76,850
     Other Securities                                             2,809                 1,908
Interest on Federal Funds Sold                                  129,915               110,551
Interest on Balances Due From Depository Institutions            11,313                     0
                                                             ----------            ----------
     Total Interest Income                                    3,746,258             3,274,810
                                                             ----------            ----------

INTEREST EXPENSE
Money Market Accounts                                           305,462               205,324
Savings                                                         231,489               326,198
Certificates of Deposit $100,000 and Over                        33,343                30,233
Other Time Deposits                                             390,791               329,335
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase                         43,278                43,201
Interest on Demand Notes Issued by U. S. Treasury                34,874                12,057
Interest on Other Borrowed Money                                 42,627                     0
                                                             ----------            ----------
     Total Interest Expense                                   1,081,864               946,348
                                                             ----------            ----------
Net Interest Income                                           2,664,394             2,328,462
Provision for Possible Loan Losses                              210,000               150,000
                                                             ----------            ----------
Net Interest Income After Provision for Possible
  Loan Losses                                                 2,454,394             2,178,462
                                                             ----------            ----------

OTHER NON - INTEREST INCOME
Trust Department Income                                          42,298                92,431
Service Charges on Deposit Accounts                             374,635               322,117
Other Income                                                    226,652               101,693
                                                             ----------            ----------
     Total Other Non - Interest Income                          643,585               516,241
                                                             ----------            ----------

OTHER OPERATING EXPENSES
Salaries                                                        746,835               839,420
Pension and Other Employee Benefits                             157,787               119,045
Net Occupancy Expense of Bank Premises                          223,395               241,122
Furniture and Equipment Expense                                 144,759               158,085
Miscellaneous Operating Expense                                 402,433               503,627
                                                             ----------            ----------

     Total Other Operating Expense                            1,675,209             1,861,299
                                                             ----------            ----------
Income Before Income Taxes                                    1,422,770               833,404
Provision for Income Taxes                                      541,846               313,476
                                                             ----------            ----------
     NET INCOME                                              $  880,924            $  519,928
                                                             ==========            ==========

Earnings Per Share
Net Income                                                   $     2.03            $     1.20
Cash Dividends Paid                                          $     0.35            $     0.32
Weighted Average Shares Outstanding                             433,268               433,268

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                              AS OF
                                                            SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                            ------------------      -----------------
ASSETS
Cash and Due from Banks                                       $   8,128,707           $   7,689,964
Investment Securities:
   Investment Securities Held to Maturity
     Obligations of U.S. Government                               2,004,186               2,008,366
     Mortgage - Backed Securities                                 7,697,232               9,003,335
     Obligations of State and Political Subdivisions              5,167,730               4,996,750
                                                              -------------           -------------
       Total                                                     14,869,148              16,008,451
                                                              -------------           -------------
   Investment Securities Available for Sale
     Obligations of U.S. Government                               6,176,280                       0
     Obligations of U.S. Government Agencies                     15,251,518              13,563,700
     Mortgage - Backed Securities                                37,939,195              34,218,784
     Other Securities                                               826,800                 599,800
                                                              -------------           -------------
       Total                                                     60,193,793              48,382,284
                                                              -------------           -------------
     Total Investment Securities                                 75,062,941              64,390,735
                                                              -------------           -------------
         (Fair value $75,138,477 at 9/30/97 and
                 $64,285,417 at 12/31/96)
Federal Funds Sold                                               12,400,000                       0
Loans
     Real Estate                                                 67,848,354              65,326,210
     Mortgage Loans Held for Sale                                         0                 495,000
     Commercial and Industrial                                   23,762,934              23,458,052
     Loans to Individuals for Household, Family and
         Other Personal Expenditures                              9,021,882              11,543,331
     Other                                                          264,844                 328,078
                                                              -------------           -------------
       Total                                                    100,898,014             101,150,671
     Less: Unearned Discount                                       (694,412)               (572,731)
              Reserve for Possible Loan Losses                   (1,709,526)             (1,622,572)
                                                              -------------           -------------
Loans, Net                                                       98,494,076              98,955,368
                                                              -------------           -------------
Bank Premises and Equipment                                       2,446,960               2,618,863
Other Assets
     Other Real Estate Owned                                      4,126,333               5,087,707
     Other                                                        2,832,396               2,886,412
                                                              -------------           -------------
TOTAL ASSETS                                                  $ 203,491,413           $ 181,629,049
                                                              =============           =============

LIABILITIES
Deposits:
     Demand                                                   $  45,185,876           $  42,562,809
     Money Market                                                35,072,537              27,412,325
     NOW                                                         16,846,150              14,466,688
     Savings                                                     41,628,138              45,729,259
     Certificates of Deposit $100,000 and Over                    9,665,688               6,392,848

     Other Time Deposits                                         23,579,256              22,364,526
                                                              -------------           -------------
       Total                                                    171,977,645             158,928,455
Dividend Payable                                                    151,644                 138,646
Securities Sold Under Agreements to Repurchase                    2,800,000               2,800,000
Demand Notes Issued to the U.S. Treasury                          8,000,000               1,485,724
Other Borrowed Funds                                              3,000,000               3,000,000
Other Liabilities                                                 1,181,640               1,178,985
                                                              -------------           -------------
     Total                                                      187,110,929             167,531,810
                                                              -------------           -------------

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value,  1,500,000 Shares                 2,239,775               2,239,775
     Authorized; 447,955 Shares Issued
Unrealized Gain on Investment Securities
        Available for Sale                                          281,543                  81,093
Surplus                                                           1,993,574               1,993,574
Retained Earnings                                                12,312,231              10,229,436
                                                              -------------           -------------
     Total                                                       16,827,123              14,543,878
     Less: Treasury Stock                                          (446,639)               (446,639)
                                                              -------------           -------------
     Total                                                       16,380,484              14,097,239
                                                              -------------           -------------
TOTAL LIABILITIES AND CAPITAL                                 $ 203,491,413           $ 181,629,049
                                                              =============           =============

SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)

                                                                     FOR NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                            ------------------    ------------------
INTEREST INCOME
Interest and Fees on Loans                                     $ 7,201,676            $7,043,785
Interest and Dividends on:
     Obligations of U.S. Government                                117,982               115,977
     Obligations of U.S. Government Agencies                       767,952               365,666
     Mortgage - Backed Securities                                2,169,832             1,221,261
     Obligations of State & Political Subdivisions                 228,362               218,209
     Other Securities                                               27,699                20,509
Interest on Federal Funds Sold                                     250,127               372,751
Interest on Balances Due From Depository Institutions               13,606                   332
                                                               -----------            ----------
     Total Interest Income                                      10,777,236             9,358,490
                                                               -----------            ----------

INTEREST EXPENSE
Money Market Accounts                                              804,107               620,758
Savings                                                            750,807               997,911
Certificates of Deposit $100,000 and Over                          139,086               151,823
Other Time Deposits                                              1,020,735               896,072
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase                           129,680                57,576
Interest on Demand Notes Issued by U. S. Treasury                   81,515                17,436
Interest on Other Borrowed Money                                   131,295                     0
                                                               -----------            ----------
     Total Interest Expense                                      3,057,225             2,741,576
                                                               -----------            ----------
Net Interest Income                                              7,720,011             6,616,914
Provision for Possible Loan Losses                                 350,000               370,000
                                                               -----------            ----------
Net Interest Income After Provision for Possible
  Loan Losses                                                    7,370,011             6,246,914
                                                               -----------            ----------

OTHER NON - INTEREST INCOME
Trust Department Income                                            263,557               288,241
Service Charges on Deposit Accounts                              1,149,176               965,128
Other Income                                                       567,196               385,794
                                                               -----------            ----------
     Total Other Non - Interest Income                           1,979,929             1,639,163
                                                               -----------            ----------

OTHER OPERATING EXPENSES
Salaries                                                         2,233,249             2,635,665
Pension and Other Employee Benefits                                500,156               559,269
Net Occupancy Expense of Bank Premises                             681,385               825,675
Furniture and Equipment Expense                                    442,359               486,521
Miscellaneous Operating Expense                                  1,361,294             1,800,360
                                                               -----------            ----------
     Total Other Operating Expense                               5,218,443             6,307,490
                                                               -----------            ----------
Income Before Income Taxes                                       4,131,497             1,578,587

Provision for Income Taxes                                       1,593,771               568,444
                                                               -----------            ----------
     NET INCOME                                                $ 2,537,726            $1,010,143
                                                               ===========            ==========

Earnings Per Share
Net                                                            $      5.86            $     2.33
Income
Cash Dividends Paid                                            $      1.02            $     0.92
Weighted Average Shares Outstanding                                433,268               433,268

SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                            UNREALIZED                       COST OF
                                          COMMON STOCK                      GAIN(LOSS)                       COMMON        TOTAL
                                       SHARES                 CAPITAL      ON SECURITIES       RETAINED     STOCK IN   STOCKHOLDERS'
                                     OUTSTANDING   AMOUNT     SURPLUS    AVAILABLE FOR SALE    EARNINGS     TREASURY      EQUITY
                                     -----------   ------     -------    ------------------    --------     --------   -------------
Balance at 1/1/96                     433,268    $2,239,775  $1,993,574     $   (28,157)     $ 9,078,520   $(446,639)  $12,837,073
Net Income                                                                                     1,010,143                 1,010,143
Cash Dividend Declared                                                                          (415,937)                 (415,937)
Allowance for Unrealized Gain(Loss)                                            (180,546)                                  (180,546)
                                      -------    ----------  ----------     -----------      -----------   ---------   -----------
BALANCE AT 9/30/96                    433,268    $2,239,775  $1,993,574     $  (208,703)     $ 9,672,726   $(446,639)  $13,250,733
                                      =======    ==========  ==========     ===========      ===========   =========   ===========



Balance at 1/1/97                     433,268    $2,239,775  $1,993,574     $    81,093      $10,229,436   $(446,639)  $14,097,239
Net Income                                                                                     2,537,726                 2,537,726
Cash Dividend Declared                                                                          (454,931)                 (454,931)
Allowance for Unrealized Gain(Loss)                                             200,450                                    200,450
                                      -------    ----------  ----------     -----------      -----------   ---------   -----------
BALANCE AT 9/30/97                    433,268    $2,239,775  $1,993,574     $   281,543      $12,312,231   $(446,639)  $16,380,484
                                      =======    ==========  ==========     ===========      ===========   =========   ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                            FOR THREE MONTHS ENDED
                                                                  SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                                  ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $    880,924           $   519,928
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation on Premises and Equipment                                98,345               108,942
     Provision for Possible Loan Losses                                   210,000               150,000
     Amortization of Transition Obligation                                 26,025                11,925
     Increase (Decrease) in Interest Payable                               12,719                (2,797)
     Increase in Miscellaneous Payables and
         Accrued Expenses                                                   1,120               132,920
     (Increase) Decrease in Fees and Commissions Receivable                46,000               (17,600)
     Increase in Interest Receivable                                     (174,115)              (26,362)
     Decrease in Prepaid Expenses                                          17,943               219,201
     Increase in Miscellaneous Receivables                               (135,589)                 (308)
     Decrease in Income Taxes Receivable                                   96,856                75,576
     Decrease in Deferred Taxes                                          (126,010)              (70,100)
     Decrease in Accumulated Post Retirement Benefit
         Obligation                                                       (15,447)              (16,170)
     Amortization of Investment Security Premiums and
         Accretion of Discounts                                            47,629                33,461
                                                                     ------------           -----------
    CASH PROVIDED BY OPERATING ACTIVITIES                                 986,400             1,118,616
                                                                     ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Maturities of Investment Securities
         Held to Maturity                                                 540,519             1,941,826
     Proceeds from Maturities of Investment Securities
         Available for Sale                                             2,869,383               537,532
     Purchases of Investment Securities Available for Sale             (9,790,730)           (8,142,856)
     Purchases of Investment Securities Held to Maturity                 (263,756)                    0
     Net Decrease in Federal Funds Sold                                   900,000             2,750,000
     Net (Increase) Decrease in Loans                                  (1,615,309)            3,170,968
     Purchases of Premises and Equipment                                  (21,997)              (50,697)
                                                                     ------------           -----------
    CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (7,381,890)              206,773
                                                                     ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Increase in Demand Deposits, NOW
         Accounts and Savings Accounts                                  4,249,496             1,064,930
     Net Increase (Decrease) in Time Accounts                             997,586              (963,862)
     Cash Dividends Paid                                                 (151,643)             (138,646)
     Net  Increase (Decrease) in Borrowed Funds                        (1,000,000)              754,287
                                                                     ------------           -----------
    CASH PROVIDED BY FINANCING ACTIVITIES                               4,095,439               716,709
                                                                     ------------           -----------

     Net Increase (Decrease) in Cash and Due from Banks                (2,300,051)            2,042,098
     Cash and Due from Banks, Beginning of Period                      10,428,758             7,703,429
                                                                     ------------           -----------
     Cash and Due from Banks, End of Period                          $  8,128,707           $ 9,745,527
                                                                     ============           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid During the Year for:
        Interest                                                     $    120,779           $    55,257
        Income Taxes                                                 $    571,000           $   308,000

NON-CASH INVESTING ACTIVITIES
     Loans Transferred to Other Real Estate Owned                    $    120,036           $         0

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                            FOR NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                                                  ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $  2,537,726           $  1,010,143
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned                        120,000                 80,000
     Depreciation on Premises and Equipment                               308,921                344,123
     Provision for Possible Loan Losses                                   350,000                370,000
     Amortization of Transition Obligation                                 78,077                 35,775
     Loss on Sale of Bank Property                                              0                 57,568
     Increase in Interest Payable                                          37,716                 12,467
     Increase(Decrease)in Miscellaneous Payables and
         Accrued Expenses                                                 (54,886)               102,883
     (Increase) Decrease in Fees and Commissions Receivable                25,000                (63,200)
     Increase in Interest Receivable                                     (227,098)              (244,860)
     Decrease in Prepaid Expenses                                         189,560                285,291
     (Increase) Decrease in Miscellaneous Receivables                    (178,241)                 2,717
     Decrease in Income Taxes Receivable                                  187,705                 82,672
     Decrease in Deferred Taxes                                           (99,361)               (60,191)
     Decrease in Accumulated Post Retirement Benefit
         Obligation                                                       (46,955)               (38,246)
     Amortization of Investment Security Premiums and
         Accretion of Discounts                                           (46,172)               (37,828)
                                                                     ------------           ------------
    CASH PROVIDED BY OPERATING ACTIVITIES                               3,181,992              1,939,314
                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Maturities of Investment Securities
         Held to Maturity                                               1,850,824              2,782,827
     Proceeds from Maturities of Investment Securities
         Available for Sale                                            11,830,607              4,259,117
     Purchases of Investment Securities Available for Sale            (23,224,306)           (27,253,144)
     Purchases of Investment Securities Held to Maturity                 (737,555)              (714,347)
     Net (Increase) Decrease in Federal Funds Sold                    (12,400,000)             2,650,000
     Net Increase in Loans                                               (617,388)            (1,307,301)
     Purchases of Premises and Equipment                                 (137,018)              (141,769)
     Proceeds from Sale of Bank Property                                        0                205,239
     Proceeds from Sale of Other Real Estate Owned                      1,570,054              1,070,000
                                                                     ------------           ------------
     CASH USED BY INVESTING ACTIVITIES                                (21,864,782)           (18,449,378)
                                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Increase in Demand Deposits, NOW
          Accounts and Savings Accounts                                 8,561,621              9,606,275
     Net Increase in Time Accounts                                      4,487,569              4,444,689

     Cash Dividends Paid                                                 (441,933)              (398,607)
     Net  Increase in Borrowed Funds                                    6,514,276              5,600,000
                                                                     ------------           ------------
     CASH PROVIDED BY FINANCING ACTIVITIES                             19,121,533             19,252,357
                                                                     ------------           ------------

     Net Increase in Cash and Due from Banks                              438,743              2,742,293
     Cash and Due from Banks, Beginning of Period                       7,689,964              7,003,234
                                                                     ------------           ------------
     Cash and Due from Banks, End of Period                          $  8,128,707           $  9,745,527
                                                                     ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid During the Year for:
         Interest                                                    $    342,490           $     75,011
         Income Taxes                                                $  1,505,427           $    545,963

NON-CASH INVESTING ACTIVITIES
     Loans Transferred to Other Real Estate Owned                    $    728,680           $          0

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
SEPTEMBER 30, 1997

                                                        3 MONTHS         3 -6          6 - 12           1-3             3-5
                                       REVOLVING        OR LESS         MONTHS         MONTHS          YEARS           YEARS
                                      -----------------------------------------------------------------------------------------
ASSETS:

   INVESTMENTS                        $ 7,859,921    $  2,110,300    $ 9,914,398    $17,922,596    $ 19,079,701    $  1,719,018

   FEDERAL FUNDS SOLD                  12,400,000               0              0              0               0               0
   LOANS:
       INSTALLMENT                      1,096,032       1,190,373      1,158,250      3,652,799       5,726,139       3,914,711
       REAL ESTATE AND COMMERCIAL      22,005,441       7,114,673      1,899,578      7,293,253      19,111,690      14,942,455
   CASH AND DUE FROM BANKS                152,499               0              0              0               0               0
   FIXED ASSETS                                 0               0              0              0               0               0
   OTHER ASSETS                                 0               0              0              0               0               0
   RESERVE FOR POSSIBLE LOAN LOSSES             0               0              0              0               0               0
   NON-ACCRUALS                                 0               0              0              0               0               0
   UNEARNED DISCOUNT                            0               0              0              0               0               0
                                      -----------    ------------    -----------    -----------    ------------    ------------
TOTAL                                  43,513,893      10,415,346     12,972,226     28,868,648      43,917,530      20,576,184
                                      -----------    ------------    -----------    -----------    ------------    ------------

LIABILITIES:
   SAVINGS                                      0       2,081,407      2,081,407      4,162,814      16,651,255      16,651,255
   MONEY MARKETS                                0       4,384,067      4,384,067      8,768,134      17,536,269               0
   NOW                                          0         842,307        842,307      1,684,615       6,738,460       6,738,461
   TIME less than 100                       8,658       6,415,612      5,284,868      6,236,281       3,694,993       1,938,844
   TIME greater than 100                        0       5,048,599        733,727        616,243       2,367,119         900,000
   DEMAND                                       0       1,129,647      1,129,647      2,259,294       9,037,175       9,037,175
   REPURCHASE AGREEMENTS                        0               0              0      2,800,000               0               0
   OTHER BORROWED MONEY                         0       8,000,000              0              0               0       3,000,000
   OTHER LIABILITIES                            0               0              0              0               0               0
   STOCKHOLDERS' EQUITY                         0               0              0              0               0               0
                                      -----------    ------------    -----------    -----------    ------------    ------------
TOTAL                                       8,658      27,901,639     14,456,023     26,527,381      56,025,271      38,265,735
                                      -----------    ------------    -----------    -----------    ------------    ------------

INTEREST SENSITIVITY GAP
PER PERIOD                             43,505,235     (17,486,293)    (1,483,797)     2,341,267     (12,107,741)    (17,689,551)
GAP/TOTAL ASSETS                            21.38%          -8.59%         -0.73%          1.15%          -5.95%          -8.69%
CUMULATIVE INTEREST
SENSITIVITY GAP                        43,505,235      26,018,942     24,535,145     26,876,412      14,768,671      (2,920,880)
% OF CUMULATIVE GAP
TO TOTAL ASSETS                             21.38%          12.79%         12.06%         13.21%           7.26%          -1.44%

                                             5+
                                            YEARS           OTHER           TOTAL
                                         -------------------------------------------
ASSETS:

   INVESTMENTS                           $15,630,207    $    826,800    $ 75,062,941

   FEDERAL FUNDS SOLD                              0               0      12,400,000
   LOANS:
       INSTALLMENT                         2,499,765               0      19,238,069
       REAL ESTATE AND COMMERCIAL          6,987,590         264,844      79,619,524
   CASH AND DUE FROM BANKS                         0       7,976,208       8,128,707
   FIXED ASSETS                                    0       2,446,960       2,446,960
   OTHER ASSETS                                    0       6,958,729       6,958,729
   RESERVE FOR POSSIBLE LOAN LOSSES                0      (1,709,526)     (1,709,526)
   NON-ACCRUALS                                    0       2,040,421       2,040,421
   UNEARNED DISCOUNT                               0        (694,412)       (694,412)
                                         -----------    ------------    ------------
TOTAL                                     25,117,562      18,110,024     203,491,413
                                         -----------    ------------    ------------

LIABILITIES:
   SAVINGS                                         0               0      41,628,138
   MONEY MARKETS                                   0               0      35,072,537
   NOW                                             0               0      16,846,150
   TIME less than 100                              0               0      23,579,256
   TIME greater than 100                           0               0       9,665,688
   DEMAND                                          0      22,592,938      45,185,876
   REPURCHASE AGREEMENTS                           0               0       2,800,000
   OTHER BORROWED MONEY                            0               0      11,000,000
   OTHER LIABILITIES                               0       1,181,640       1,181,640
   STOCKHOLDERS' EQUITY                            0      16,532,128      16,532,128
                                         -----------    ------------    ------------
TOTAL                                              0      40,306,706     203,491,413
                                         -----------    ------------    ------------

INTEREST SENSITIVITY GAP
PER PERIOD                                25,117,562     (22,196,682)
GAP/TOTAL ASSETS                               12.34%
CUMULATIVE INTEREST
SENSITIVITY GAP                           22,196,682
% OF CUMULATIVE GAP
TO TOTAL ASSETS                                10.91%

ASSUMPTIONS:

  1) BALANCE SHEET FIGURES AS OF SEPT 30, 1997

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

         The Balance Sheet remained on an upward trend reaching $203,491,413 in total assets at September 30, 1997, surpassing the 1996 year-end total assets of $181,629,049 by 12.04%. This substantial growth was fueled by an impressive increase of 8.21% to the Bank's deposit base. The investment portfolio was the major recipient of these funds, rising 16.57%. New purchases were made primarily to the Available for Sale portion of the portfolio and consisted of U.S. Treasury Notes, U.S. Government Agencies and adjustable rate Mortgaged-Backed Securities. These newly acquired investments remain diversified in order to obtain high yields, realize risk based capital advantages, and supply collateral demands while maintaining a comfortable liquidity level. On
September 30, 1997, investments totaled $75,062,941, yielding 6.39%. The Investment Security portfolio comprises 36.89% of total assets.

         Federal Funds Sold equaled $12,400,000 on September 30, 1997, yielding 5.61%. As we approach the final quarter of 1997, the bank anticipates a major increase in loan growth which will be funded by monies residing in the Federal Funds Sold Account. Participation in the U.S. Treasury Demand Note Program reached $8,000,000 on September 30, 1997. These funds are invested overnight in Fed Funds due to the nature of their repayment.

         Currently, loans remain stable and strong with only a slight decrease of 0.25%, totaling $100,898,104 on September 30, 1997 compared to $101,150,671 on December 31, 1996. The segregation of the loan portfolio shifted with approximately $2,500,000 moving from consumer loans into real estate loans. Loans represent 49.58% of total assets and yield 9.67%.

         OREO has dramatically decreased by 18.90% from $5,087,707 on December 31, 1996 to $4,126,333 on September 30, 1997. This decline is attributed to the sale of one large property during the first quarter. The last two quarters have produced minimal balance changes due to the sale of a few small properties replaced by new properties of equal value.

         Deposit accounts continued to rise ascending to $171,977,645 on September 30, 1997, an increase of 8.21% from the December 31, 1996 total of $158,928,455. All deposit account categories increased with the exception of savings accounts. This, however, was not unexpected as the Bank significantly lowered the rate on these accounts in keeping with current market standards. Many savings account customers transferred funds to money market instruments because of the higher rates paid on these accounts. The bank also anticipated this movement of funds and was not surprised by the 27.94% rise in money market balances. Demand Deposits, Certificates of Deposits, and NOW accounts continued to escalate throughout the nine months in 1997, due to the efforts of an aggressive sales team, competitive rates and products coupled with superior service and the communities' trust in Bank of Smithtown and its continued longevity.

         As a result of the increased level of Demand Notes Issued to the U.S. Treasury, the bank was able to take advantage of the spread earned on higher balances.

         Capital increased by 16.20% due to the high level of net income and remains very strong by all regulatory guidelines. The following table outlines current capital ratios:

                          September 30, 1997     December 31, 1996      Required
Tier I                          13.66                  12.30              4.00

Tier II                          1.25                   1.25               ***

Total Risk Based
Capital Ratio                   14.91                  13.58              8.00

Leverage Ratio                   8.22                   7.82              4.00


         The reengineering efforts of 1996 have produced magnificent results in 1997. Bank of Smithtown closed its third quarter with record high earnings of $2,537,726. Total Interest Income rose by 15.16% largely attributed to the growth of the Investment Portfolio which produced an income increase of $1,370,205 over that same period last year. Loan income rose by 2.24% from $7,043,785 on September 30, 1996 to $7,201,676 on September 30, 1997. Total
Interest Expense climbed 11.51% as a result of the increased deposit base and competitive rates combined with the bank's decision to utilize borrowings such as Repos, Advances and Demand Notes Issued to the U.S. Treasury to fund higher yielding assets. Other non-interest income increased by 20.79% over the same nine month period in 1996, due to increased service charge fees and commissions, boosted by the larger deposit base. Total other operating expenses were reduced by 17.27% primarily due to the reengineering process which decreased salary and benefit expenses and increased the awareness of unnecessary expenditures and procedures.

         Earnings have more than doubled that of last year during the same nine month period climbing to a record high of $2,537,726. As the Bank enters the final quarter of 1997, it will continue its strong efforts to close this year with results equal to those achieved during the previous three quarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENT PRESENTATION

         In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1997, and its results of operations for the three months ended September 30, 1997 and 1996 and its cash flows for the three months ended September 30, 1997 and 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


EARNINGS PER COMMON SHARES

         Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


INVESTMENT SECURITIES

         Fair Value:

                          September 30, 1997                  $75,138,477
                          December 31, 1996                   $64,285,417

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SMITHTOWN BANCORP


                                       By /s/ Bradley E. Rock, President
November 13, 1997                        ---------------------------------
                                            Bradley E. Rock, President


                                       By /s/ Anita Florek, Treasurer
November 13, 1997                        ---------------------------------
                                             Anita Florek, Treasurer