Form 10KSB
period 1997-12-31
SMITHTOWN BANCORP INC
filed 1998-03-26
CIK 747345

No. of pages within this report 53

     As filed with the Securities and Exchange Commission on March 26, 1998
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended 31 December 1997 Commission File #0 - 13314

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                   Number of Shares Outstanding
Class of Common Stock                                   as of 15 March 1998
    $5.00 Par Value                                         428,004

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
nonaffiliates was approximately 42,800,004 based on the price at which stock was sold on 15 March 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE


1) Portions of the Annual Report for the fiscal year ended 31 December 1997 are incorporated herein by reference into Parts I and II.

2) Portions of the Prospectus dated 26 July 1984 and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, are incorporated by reference into Part I.

3) Portions of the Proxy Statement relating to the annual meetingof stockholders to be held on 7 April 1998 are incorporated herein by reference into Part III.

                                     Part I

Item 101: Description of Business

     Smithtown Bancorp, Inc. ("Registrant")

     Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

     Page 12 of the Registrant's Annual Report for the year ended 31 December 1997, and

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

Item 201: Market for Common Equity and Related Stockholder Matters

Page 24 and 31 of the Registrant's Annual Report for the year ended 31 December 1997 is incorporated herein by reference.

Item 202: Description of Securities or Plan of Operation

     686 Shareholders of common stock at 15 March 1998.

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

Item 303: Management's Discussion and Analysis or Plan of Operations

Pages 32 through 40, inclusive, of the Registrant's Annual Report for the year ended 31 December 1997 are incorporated herein by reference.

Item 304: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Form 8-K was filed with the Exchange on September 14, 1992. Form 8 Amendment to Form 8-K was filed on September 24, 1992. Both forms are incorporated herein by reference.

Item 310: Financial Statements

Pages 13 through 31, inclusive, of the Registrant's Annual Report for the year ended 31 December 1997 are incorporated herein by reference.

                                     Part 4

Item 401: Directors, Executive Officers, Promoters and Control Persons of the Registrant

The information with respect to directors, executive officers and control persons contained on pages 43 through 44, and pages 47 through 49, of the Registrant's Proxy Statement dated 2 March 1998, is incorporated herein by reference.

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

Item 402: Executive Compensation

Pages 49 of the Registrant's Proxy Statement dated 2 March 1998 are incorporated herein by reference, together with the information set forth on page 51.

Item 403: Security Ownership of Certain Beneficial Owners and Management

Page 47 and 48 of the Registrant's Proxy Statement, dated 2 March 1998 are incorporated herein by reference.

Item 404: Certain Relationships and Related Transactions

Page 50 of the Registrant's Proxy Statement dated 2 March 1998 and page of the Registrant's Annual Report for the year ended 31 December 1997 are incorporated herein by reference.

                                INDEX OF EXHIBITS

Exhibit No.                       Description                           Page

    3a                Articles of Incorporation                          *

    3b                By-Laws                                            *

     4                By-Laws Page Nos. 2,11,12,13,14                    *

                      Articles of Incorporation Page No. 2               *

     9                No voting trust agreements

    10                No material contracts

    13                Annual Report for the year ended 31 December 1997   7-41

                      Notice of Annual Meeting and Proxy Statement       41-51

    16                Reference to Item 8 in 10-KSB                          2

    18                No change in accounting principles

    19                Reference to Page 1                                    1

    22                Bank of Smithtown
                      Smithtown, New York  11787

    23                Notice of Annual Meeting and Proxy Statement       41-51

    24                Consent of Independent Auditors                        6
                      Report of Independent Auditors                        12

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



Date:                                       Smithtown Bancorp, Inc.
                                            Registrant

                            /s/ Bradley E. Rock
                            ----------------------------------------------------
                            Bradley E. Rock, President, Chief Executive
                            Officer and Chairman of the Board


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


       /s/ Bradley E. Rock
      -------------------------------------------
      Bradley E. Rock, President, Chief Executive       Date 3/24/98
      Officer and Chairman of the Board

      /s/ Augusta Kemper
      -------------------------------------------
      Augusta Kemper, Director                          Date 3/24/98

      /s/ Patrick A. Given, Director
      -------------------------------------------       Date 3/24/98
      Patrick A. Given, Director

      /s/ Edith Hodgkinson, Director
      -------------------------------------------       Date 3/24/98
      Edith Hodgkinson, Director

      /s/ Barry M. Seigerman, Director
      -------------------------------------------       Date 3/24/98
      Barry M. Seigerman, Director

      /s/ Attmore Robinson, Director
      -------------------------------------------       Date 3/24/98
      Attmore Robinson, Director

      /s/ Charles E. Rockwell, Director
      -------------------------------------------       Date 3/24/98
      Charles E. Rockwell, Director

      /s/ Robert W. Scherdel, Director
      -------------------------------------------       DATE 3/24/98
      Robert W. Scherdel, Director

ALBRECHT, VIGGIANO, ZURECK
& COMPANY, P.C.
Certified Public Accountants
25 Suffolk Court
Hauppauge, New York  11788
(516) 434-9500





                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in this Form 10-KSB of Smithtown Bancorp, Inc. of our report dated January 23, 1998, included in the 1997 Annual Report to shareholders of Smithtown Bancorp, Inc.





Albrecht, Viggiano, Zureck & Company, P.C.

Hauppauge, New York
January 30  , 1998

                         TABLE OF CONTENTS

Financial   Highlights

Message from the Chairman of the Board

Independent Auditors'

Report       Consolidated Balance Sheets
             Consolidated Statements of Income
             Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Selected Financial Data
             Consolidated Average Balance Sheets
             Consolidated Balance Sheets
             Consolidated Income Statements
             Per Share Data and Supplementary Information

Management's Discussion and Analysis of Financial Condition and Results of Operations

Banking Locations
Corporate Directory





FINANCIAL HIGHLIGHTS


                                       1997                1996                1995              1994               1993
------------------------------------------------------------------------------------------------------------------------------------

AT YEAR END
     Assets                          $197,656,435     $181,629,049        $157,528,274      $156,951,687       $153,720,337
     Loans                             98,035,610       98,955,368          95,984,044        78,421,816         62,450,651
     Deposits                         168,195,635      158,928,455         143,581,497       135,230,577        141,377,440
     Stockholders' Equity              16,979,458       14,097,239          12,837,073        11,605,718         11,243,502

For the Year
     Net Income                         3,320,819        1,705,498           1,471,381      $  1,231,511          $ 301,696
     Return on Average Equity (%)           21.60            12.94               11.98             10.61               2.70
     Return on Average Assets (%)            1.73             1.00                0.94              0.79               0.19
     Efficiency               (%)            0.52             0.72                0.75              0.79               0.82

Per Share
     Net Income                            $ 7.66             3.94             $  3.40       $      2.80           $   0.69
     Cash Dividends Declared                 1.40             1.28                1.12              1.00               0.75
     Stockholders' Equity                   39.19            32.54               29.63             27.14              25.57


1997 was a year of unprecedented success for Bank of Smithtown. The year was highlighted by record earnings, huge growth in the value of the Bancorp's stock, and a rise to the top performing position among banks in its class.

With respect to earnings, not only did the Bank post a record level of income for its 88-year history, but it did so in dramatic fashion. The Bank's previous level of record earnings (achieved in 1996) was $1.7 million. In 1997, not only did Bank of Smithtown surpass $2 million for the first time in its history, but it surpassed the $3 million mark as well, with a total net income of $3,320,819, almost double the previous record high.

These record earnings resulted in profitability which makes Bank of Smithtown stand out among its peers and, in fact, among all commercial banks throughout the nation. The Bank's return on average equity (ROAE) was a remarkable 21.72%*. As one of the charts to the right indicates, this achievement is more than 1,000 basis points better than the average level of achievement among all New York State banks. Even more significantly, among the 71 community banks in the State with less than $200 million in assets, Bank of Smithtown ranks first in return on equity.

Similarly, with regard to most other measures of profitability and performance, Bank of Smithtown ranks at or near the top of the class. The Bank's return on average assets (ROAA) was 1.73%,a


[OBJECT OMITTED]


[OBJECT OMITTED]


[OBJECT OMITTED]


* Bank figures (as opposed to consolidated holding company figures) provide a more meaningful basis of comparison for many of the ratios contained in this discussion, therefore, bank figures will be used for all of the comparisons throughout the Chairman's message.

[OBJECT OMITTED]


[OBJECT OMITTED]


[OBJECT OMITTED]

substantial 65 basis points more than average. On the expense side, our efficiency ratio was a trim 51.85%. The Bank's net interest margin was 6.07%, among the best of all banks in the nation. Our performance was aided by a favorable deposit mix and our continuing ability to collect a higher percentage of demand deposits than our competitors. While the Bank's peers average 10.8% of their deposits in demand accounts, Bank of Smithtown maintains more than twice that amount, 26.4%, in demand deposits.

These indices of performance by Bank of Smithtown have translated into unprecedented value and benefit for our stockholders. Earnings per share grew to $7.66 which, of course, produced concomitant results for the market price of the shares. The stock price began the year at $34 per share and finished 1997 at an astounding $85 per share. In fact, one financial journal reported that from December 1996 to December 1997, Smithtown Bancorp's market price increased by a whopping 279%, making it the leading gainer among stocks of publicly-traded companies headquartered on Long Island.

Our efforts to improve asset quality and to increase efficiency and productivity during the past few years have brought the kind of results we anticipated. We will continue to adapt to the ever-changing financial marketplace in order to maximize value for our shareholders and to maintain our position among the leading community banks in the nation.

Bradley E. Rock
Chairman of the Board
President & Chief Executive Officer

The bigger the big banks get, the greater the need for the services a small bank has to offer. And as the banking industry continues to consolidate its players, choices are becoming crystal clear for the consumer.

Rather than being swept away by the wave of bank mergers and acquisitions, Bank of Smithtown's position in the industry has solidified because of our size.

"Big banks" are simply too vast, their corporate policies too rigid and their decision makers too far removed from their customer base to develop the relationships needed to meet the needs of small business owners and many consumers. Our senior officers and branch managers get to know our customers well, even to the extent of visiting them at their locations in order to understand their businesses and their needs thoroughly. Our loan officers frequently go on-site to review a construction location, or to evaluate inventory, or to answer customer questions.


Bank of Smithtown is singularly committed to meet the ever-changing needs of our customers ---- to be "hands-on" with our customer base --- and to know our marketplace intimately, as no "big bank" can. We are dedicated to providing a level of service unparalleled by our competition, and we proudly acknowledge this motivation as our competitive edge in today's banking environment.

         The people who work at Bank of Smithtown and most of our stockholders, too, live in the communities we serve. We care not only about the financial health of the community, we care also about making our community a good place to live and to raise families. And all of us at Bank of Smithtown believe that we can help bring the achievement of these economic and social goals together.
         When people bank with us or invest in us, it enables us to support those efforts in the community that we think will make it an even better place to live. Whether we make a loan to buy a house, to build a place of business or to pay for a college education; or whether we purchase a school district bond or a library bond; whether we buy equipment for an athletic team or we pay to send students on an educational trip, it's really all the same - us using our customers' and stockholders' money to improve the quality of life in our communities.
         From year to year, we are particularly involved in programs that support our area's youth. One of the programs we are proudest to have supported during this past year is a "Student of the Month" program at the Smithtown
Middle School. Students in all classes and grade levels are eligible to participate. Teams of teachers identify not just the students with the highest grade in a particular subject, but the students who most exemplify the kind of attitude, effort and workmanship that the teachers think ought to be rewarded. The teachers present the awards each month in school at a ceremony that includes the students' family members and friends.
         Of course, this is just one small example of how we try to help our children and their families grow and develop. Our employees are coaches, instructors and group leaders. They also sit on the boards of a myriad of local organizations. Every day we try to give meaning to the idea of local people trying to help other local people make our community better.

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

Bank of Smithtown, chartered under the laws of the State of New York, is a member of the Federal Reserve System and is insured by the Federal Deposit Insurance Corporation. The Bank is subject to the supervision of the State of New York Banking Department and the Federal Reserve Bank of New York. The Bank has been headquartered in Smithtown since 1910. It is in its 88th year of operation as an independent commercial bank. The Bank operates seven offices in the following communities: Smithtown, Commack, Hauppauge, Kings Park, Centereach, Lake Grove, and Northport.

Bank of Smithtown is a full-service bank offering a complete range of commercial and consumer financial services. The Bank also extends its services to local municipalities.

The Bank's Trust and Investment Management Division, introduced in 1970, provides trust and estate administration, fiduciary and investment advisory services, and acts as a bond and coupon paying agent for local municipalities.

The Bank's intention is to continue to provide individuals, businesses, and municipalities with a comprehensive array of financial services.



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
  Stockholders of Smithtown Bancorp


We have  audited  the  accompanying  consolidated  balance  sheets of  Smithtown
Bancorp as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of Smithtown Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithtown Bancorp at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, Smithtown Bancorp adopted the provisions of Statements of Financial Accounting Standards
(SFAS) No. 125, " Accounting for Transfers and Serving of Financial Assets and Extinguishment of Liabilities" in 1997 and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" in 1995.


Albrecht, Viggiano, Zureck & Company, P.C.
Hauppauge, New York
January 23, 1998

CONSOLIDATED BALANCE SHEETS                                                                                        SMITHTOWN BANCORP
                                                                                                     AS OF DECEMBER 31,
                                                                                                   1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                         $ 7,667,371         $ 7,689,964
Investment Securities:
     Investment Securities Held to Maturity:
       Obligations of U.S. Government                                                             2,002,757           2,008,366
       Mortgage-Backed Securities                                                                 7,237,038           9,003,335
       OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS                                            6,458,344           4,996,750
----------------------------------------------------------------------------------------------------------------------------------
              Total (Estimated Fair Value $15,861,965 in 1997 and
                  $15,903,133 IN 1996)                                                           15,698,139          16,008,451
----------------------------------------------------------------------------------------------------------------------------------
     Investment Securities Available for Sale:
       Obligations of U.S. Government                                                             6,175,710                   0
       Obligations of U.S. Government Agencies                                                   15,251,638          13,563,700
       Mortgage-Backed Securities                                                                36,190,088          34,218,784
       OTHER SECURITIES                                                                             856,800             599,800
----------------------------------------------------------------------------------------------------------------------------------
              TOTAL (AT ESTIMATED FAIR VALUE)                                                    58,474,236          48,382,284
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL INVESTMENT SECURITIES                                                            74,172,375          64,390,735
----------------------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD                                                                                8,300,000                   0
----------------------------------------------------------------------------------------------------------------------------------
Loans                                                                                           100,403,532         101,150,671
     Less:   Unearned Discount                                                                      690,328             572,731
             ALLOWANCE FOR POSSIBLE LOAN LOSSES                                                   1,677,594           1,622,572
----------------------------------------------------------------------------------------------------------------------------------
LOANS, NET                                                                                       98,035,610          98,955,368
----------------------------------------------------------------------------------------------------------------------------------
BANK PREMISES AND EQUIPMENT                                                                       2,454,834           2,618,863
----------------------------------------------------------------------------------------------------------------------------------
Other Assets
     Other Real Estate Owned                                                                      3,927,786           5,087,707
     OTHER                                                                                        3,098,459           2,886,412
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER ASSETS                                                                      7,026,245           7,974,119
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                                    $ 197,656,435       $ 181,629,049
==================================================================================================================================

LIABILITIES
Deposits:
     Demand (Non-Interest Bearing)                                                            $  42,566,624       $  42,562,809
     NOW                                                                                         15,284,660          14,466,688
     Money Market                                                                                36,326,089          27,412,325
     Savings                                                                                     40,998,166          45,729,259
     TIME                                                                                        33,020,096          28,757,374
------------------------------------------------------------------------------------------------------------------------------------
          Total Deposits                                                                        168,195,635         158,928,455
Dividend Payable                                                                                    151,644             138,646
Securities Sold Under Agreements to Repurchase                                                    2,800,000           2,800,000
Other Borrowings                                                                                  8,452,540           4,485,724
OTHER LIABILITIES                                                                                 1,077,158           1,178,985
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                                     180,676,977         167,531,810
----------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities
STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value:
     (1,500,000 Shares Authorized; 447,955 Issued)                                                2,239,775           2,239,775
Capital Surplus                                                                                   1,993,574           1,993,574
Unrealized Gain on Securities Available for Sale                                                    249,068              81,093
RETAINED EARNINGS                                                                                12,943,680          10,229,436
----------------------------------------------------------------------------------------------------------------------------------
          Total                                                                                  17,426,097          14,543,878
Less:     Treasury Stock (14,687 Shares at Cost at
          DECEMBER 31, 1997 AND 1996, RESPECTIVELY)                                                 446,639             446,639
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                             16,979,458          14,097,239
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                                                         $       197,656,435    $    181,629,049
==================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME                                                                                  SMITHTOWN BANCORP

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                   1997               1996                1995
------------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and Fees on Loans                                                       $  9,731,626    $  9,391,802         $ 8,278,027
Interest on Balance Due from Banks                                                      5,973           1,493                   0
Interest on Federal Funds Sold                                                        382,157         417,107             221,857
Interest and Dividends on Investment Securities:
     Taxable:
          Obligations of U.S. Government                                              235,724         141,265             431,259
          Obligations of U.S. Government Agencies                                   1,038,404         569,716             178,689
          Mortgage-Backed Securities                                                2,847,023       1,833,879           1,901,977
          OTHER                                                                        52,010          37,638              22,385
----------------------------------------------------------------------------------------------------------------------------------
              Total                                                                 4,173,161       2,582,498           2,534,310
     Exempt from Federal Income Taxes:
          OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS                             308,609         293,774             318,174
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                                                    14,601,526      12,686,674          11,352,368
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Money Market Accounts                                                               1,136,766         834,353             716,465
Savings                                                                               967,334       1,298,962           1,387,282
Certificates of Deposit of $100,000 and Over                                          392,267         123,851             210,891
Other Time Deposits                                                                 1,194,572       1,282,579             928,796
Interest on Securities Sold Under Agreements To Repurchase                            174,556         100,932             106,511
INTEREST ON OTHER BORROWINGS                                                          286,995          44,308              14,950
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                                    4,152,490       3,684,985           3,364,895
----------------------------------------------------------------------------------------------------------------------------------
          Net Interest Income                                                      10,449,036       9,001,689           7,987,473
          PROVISION FOR POSSIBLE LOAN LOSSES                                          805,000         370,000             110,000
----------------------------------------------------------------------------------------------------------------------------------
          Net Interest Income, After Provision
              FOR POSSIBLE LOAN LOSSES                                              9,644,036       8,631,689           7,877,473
----------------------------------------------------------------------------------------------------------------------------------

OTHER NON-INTEREST INCOME
Trust Department Income                                                              364,600          434,069             401,811
Service Charges on Deposit Accounts                                                1,518,765        1,337,449           1,278,668
Other Income                                                                         751,137          540,588             482,538
NET GAIN ON SALES OF INVESTMENT SECURITIES                                                 0           16,724               1,393
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER NON-INTEREST INCOME                                          2,634,502        2,328,830           2,164,410
----------------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries                                                                          2,949,150         3,379,214           3,470,680
Pensions and Other Employee Benefits                                                669,919           717,516             761,577
Net Occupancy Expense of Bank Premises                                              874,033         1,130,358             944,571
Furniture and Equipment Expense                                                     589,897           637,029             622,775
OTHER EXPENSES                                                                    1,793,602         2,393,013           1,922,109
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER OPERATING EXPENSES                                          6,876,601         8,257,130           7,721,712
----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                        5,401,937         2,703,389           2,320,171
PROVISION FOR INCOME TAXES                                                        2,081,118           997,891             848,790
----------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                            $ 3,320,819       $ 1,705,498         $ 1,471,381
==================================================================================================================================

EARNINGS PER SHARE
Net Income                                                                      $      7.66       $      3.94         $      3.40
Weighted Average Shares Outstanding                                                 433,268           433,268             432,929


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY     SMITHTOWN BANCORP

                                                                                                           NET
                                                                                                        UNREALIZED
                                                                                           COST OF    GAIN (LOSS)ON
                                         COMMON STOCK                                      COMMON        SECURITIES         Total
                                      Shares                   Capital       Retained      Stock in      Available    Stockholders'
                                   OUTSTANDING     AMOUNT      SURPLUS       EARNINGS      TREASURY      FOR SALE          EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994       427,666     $2,239,775   $1,993,118      $8,092,029   $(584,588)   $(134,616)      $11,605,718
Net Income                                                                   1,471,381                                  1,471,381
Cash Dividends Declared                                                       (484,890)                                  (484,890)
Treasury Stock Sales                 5,602                         456                     137,949                        138,405
Unrealized Gain on Securities
     AVAILABLE FOR SALE                                                                                 106,459           106,459
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995       433,268    $2,239,775     $1,993,574     $9,078,520   $(446,639)   $ (28,157)      $12,837,073
Net Income                                                                   1,705,498                                  1,705,498
Cash Dividends Declared                                                       (554,582)                                  (554,582)
Treasury Stock Purchases
Unrealized Gain on Securities
     AVAILABLE FOR SALE                                                                                 109,250           109,250
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996       433,268    $2,239,775     $1,993,574    $10,229,436   $(446,639)   $  81,093       $14,097,239
Net Income                                                                   3,320,819                                  3,320,819
Cash Dividends Declared                                                       (606,575)                                  (606,575)
Unrealized Gain on Securities
  AVAILABLE FOR SALE                                                                                    167,975           167,975
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997       433,268    $2,239,775     $1,993,574    $12,943,680   $(446,639)   $ 249,068       $16,979,458
====================================================================================================================================

CASH DIVIDENDS PER SHARE WERE $1.40 IN 1997, $1.28 IN 1996, $1.12 IN 1995.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                              SMITHTOWN BANCORP

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                  1997                1996                1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $ 3,320,819        $ 1,705,498          $ 1,471,381
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Valuation Reserve for Other Real Estate Owned                                  120,000            209,000              100,000
     Depreciation on Premises and Equipment                                         401,663            450,265              455,199
     Provision for Possible Loan Losses                                             805,000            370,000              110,000
     Net Gain on Sale of Investment Securities                                            0            (16,724)              (1,393)
     Amortization of Transition Obligation                                          104,102             49,909               74,200
     Loss on Sale of Bank Property                                                        0             57,568                    0
     Increase in Interest Payable                                                    40,203             44,568               81,546
     Decrease in Miscellaneous Payables and
       Accrued Expenses                                                             (73,361)            (7,324)             (96,232)
     (Increase) Decrease in Fees and Commissions Receivable                          25,000            (65,000)             (22,137)
     (Increase) Decrease in Interest Receivable                                    (154,263)           (72,496)             182,437
     Decrease in Prepaid Expenses                                                   142,864            222,052              160,135
     (Increase) Decrease in Miscellaneous Receivables                              (161,499)               159              927,357
     (Increase) Decrease in Income Taxes Receivable                                (224,362)            98,246              213,595
     (Increase) Decrease in Deferred Taxes                                          (71,947)           (87,318)              28,738
     Decrease in Accumulated Postretirement
       Benefit Obligation                                                           (62,249)           (54,000)             (44,301)
     Amortization of Investment Security Premiums
       AND ACCRETION OF DISCOUNTS                                                    (1,467)          (198,574)              38,790
----------------------------------------------------------------------------------------------------------------------------------
              CASH PROVIDED BY OPERATING ACTIVITIES                               4,210,503          2,705,829            3,679,315
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity                                                         $  1,734,661       $ 1,198,295          $ 4,000,128
       Available for Sale                                                          8,272,600         6,734,886            9,408,375
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity                                                              569,013           356,652            2,507,707
       Available for Sale                                                          7,103,438         3,163,281            8,153,750
     Purchase of Mortgage-Backed Securities:
       Available for Sale                                                        (10,022,600)       (27,502,567)                  0
     Purchase of Other Investment Securities:
       Held to Maturity                                                           (2,031,947)          (714,347)                  0
       Available for Sale                                                        (15,115,725)       (10,555,581)         (1,476,956)
     Federal Funds Sold, Net                                                      (8,300,000)         6,750,000          (6,550,000)
     Loans Made to Customers, Net                                                   (613,921)        (4,931,095)        (17,734,860)
     Purchase of Premises and Equipment                                             (237,635)          (158,900)           (461,086)
     Proceeds from Sale of Other Real Estate Owned                                 1,768,601          1,339,608             505,877
     PROCEEDS FROM SALE OF BANK PROPERTY                                                   0            205,239                   0
------------------------------------------------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                                      (16,873,515)       (24,114,529)         (1,647,065)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Increase/(Decrease) in Demand Deposits,
       NOW Accounts and Savings Accounts                                           5,004,459         11,194,464          (1,401,661)
     Net Increase in Time Deposits                                                 4,262,721          4,152,494           9,752,581
     Cash Dividends Paid                                                            (593,577)          (537,252)           (470,491)
     Securities Sold Under Agreements to
       Repurchase and Other Borrowings, Net                                        3,966,816          7,285,724          (9,003,500)
     PROCEEDS FROM SALE OF TREASURY STOCK                                                  0                  0             138,405
------------------------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            12,640,419         22,095,430            (984,666)
------------------------------------------------------------------------------------------------------------------------------------
          Net Increase (Decrease) in Cash and Due from Banks                         (22,593)           686,730           1,047,584
          CASH AND DUE FROM BANKS, BEGINNING OF YEAR                               7,689,964          7,003,234           5,955,650
------------------------------------------------------------------------------------------------------------------------------------
          Cash and Due from Banks, End of Year                                  $  7,667,371        $ 7,689,964         $ 7,003,234
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid During the Year for:
       Interest                                                                 $   461,392         $   117,111         $   136,012
       Income Taxes                                                               2,377,427             986,963             774,542

SCHEDULE OF NONCASH INVESTING ACTIVITIES
     Loans Transferred to Other Real Estate Owned                               $   728,680         $ 1,589,770         $    87,099

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NATURE OF OPERATIONS
Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust and investment management services. As a state bank, the Bank is subject to regulation by the State of New York Banking Department and the Federal Reserve Board. The area served by Smithtown Bancorp is the north central region of Suffolk County, New York, and services are provided at seven branch offices.

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

INVESTMENT SECURITIES
The Bank evaulates its investment policies consistent with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, the Bank's investments in securities are classified in two categories and accounted for as follows:

SECURITIES TO BE HELD TO MATURITY - Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.
SECURITIES AVAILABLE FOR SALE - Bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity are carried at estimated fair value.

Unrealized holding gains and losses, net of deferred taxes, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

Gains  and  losses  on  the  sale  of  securities  are   determined   using  the
specific-identification method.

LOANS
Effective January 1, 1995, Bank of Smithtown adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). A loan is defined as impaired by SFAS 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that a portion of the overall allowance for possible loan losses be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to the adoption of SFAS 114, Bank of Smithtown's methodology for determining the adequacy of the allowance for possible loan losses did not incorporate the concept of the time value of money and expected future interest cash flows. In addition, SFAS 114 modifies the accounting for insubstance foreclosures (ISF). A collateralized loan is now considered an ISF and reclassified to Other Assets only when a creditor has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Effective January 1, 1995, Bank of Smithtown also adopted Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosure" (SFAS 118), which amends SFAS 114 to permit a creditor to use existing methods for recognizing interest revenue on impaired loans. Generally, interest revenue received on impaired loans continues either to be applied by the Bank against principal or to be realized as interest revenue, according to management's judgment as to the collectibility of principal.

Loans are generally recorded at the principal amount outstanding net of unearned discount and the allowance for possible loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method.
Interest on loans is credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when in the opinion of management there is doubt about the ability of the borrower to pay interest or principal. Management may continue to accrue interest when it determines that a loan and related interest are adequately secured and in the process of collection. Loans held for sale are carried at the lower of aggregate cost or fair value. The Bank sells or securitizes certain loans. Such sales are with recourse and no reserve is considered necessary at December 31, 1997. Gains are reported in Other Income.

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

Bank Premises........................................................25-30 years
Leasehold Improvements................................................5-40 years
Furniture and Equipment.................................................10 years

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

OTHER REAL ESTATE OWNED VALUATION RESERVE ACCOUNT
The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in Other Real Estate Owned are periodically valued through appraisals, and are written down to fair market value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions.

INCOME TAXES
The tax provision as shown in the consolidated statements of income relates to items of income and expense reflected in the statements after appropriate deduction of tax-free income, principally nontaxable interest from obligations of state and political subdivisions. Deferred taxes are provided for timing differences related to depreciation, loan loss provisions, postretirement benefits, and investment securities which are recognized for financial accounting purposes in one period and for tax purposes in another period.

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

STATEMENTS OF CASH FLOWS
For the purposes of the Statements of Cash Flows, the Bank considers Cash and Due from Banks as Cash and Cash Equivalents.

RETIREMENT BENEFITS
The Bank accounts for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This statement requires that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

COLLATERALIZED SECURITIES TRANSACTIONS
Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The Bank is required to provide securities to counterparties in order to collateralize repurchase agreements. The Bank's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned, when necessary. It is the Bank's policy to value collateral periodically and to obtain additional collateral, or to retrieve excess collateral from counterparties, when deemed appropriate.

NOTE B.  INVESTMENT SECURITIES
The carrying amounts of investment  securities as shown in the  consolidated  balance sheets and their fair values at December 31 were as follows:
                                                                                        GROSS         GROSS             ESTIMATED
                                                                 AMORTIZED            UNREALIZED     UNREALIZED          FAIR
                                                                  COST                  GAINS         (LOSSES )          VALUE
------------------------------------------------------------------------------------------------------------------------------------

SECURITIES TO BE HELD TO MATURITY:
     DECEMBER 31, 1997
      OBLIGATIONS OF U.S. GOVERNMENT                         $      2,002,757               0     $    (6,667)        $   1,996,090
      MORTGAGE-BACKED SECURITIES                                    5,910,087           3,593         (41,364)            5,872,316
      COLLATERALIZED MORTGAGE OBLIGATIONS                           1,326,951               0         (15,326)            1,311,625
      OBLIGATIONS OF STATE AND POLITICAL
           SUBDIVISIONS                                             6,458,344         227,169          (3,579)            6,681,934
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL                                             $     15,698,139   $     230,762    $    (66,936)       $   15,861,965
====================================================================================================================================
     DECEMBER 31, 1996
      Obligations of U.S. Government                         $     2,008,366    $           0    $    (20,066)       $    1,988,300
      Mortgage-Backed Securities                                   7,003,335                0        (169,364)            6,833,971
      Collateralized Mortgage Obligations                          2,000,000                0         (40,200)            1,959,800
      Obligations of State and Political
          SUBDIVISIONS                                             4,996,750          134,029          (9,717)            5,121,062
------------------------------------------------------------------------------------------------------------------------------------
           Total                                             $    16,008,451    $     134,029    $   (239,347)       $   15,903,133
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE:
     DECEMBER 31, 1997
      OBLIGATIONS OF U.S. GOVERNMENT                         $     6,142,129    $      33,581    $          0        $    6,175,710
      OBLIGATIONS OF U.S. GOVERNMENT
           AGENCIES                                               15,175,156           83,651          (7,169)           15,251,638
      MORTGAGE-BACKED SECURITIES                                  33,241,065          383,341         (21,492)           33,602,914
      COLLATERALIZED MORTGAGE OBLIGATIONS                          2,629,657                0         (42,483)            2,587,174
      OTHER SECURITIES                                               856,800                0               0               856,800
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL                                             $    58,044,807    $     500,573    $    (71,144)       $   58,474,236
====================================================================================================================================
     DECEMBER 31, 1996
       Obligations of U.S. Government Agencies               $    13,534,626    $      61,561    $    (32,487)       $   13,563,700
          Mortgage-Backed Securities                              30,773,776          189,721         (69,322)           30,894,175
          Collateralized Mortgage Obligations                      3,334,266                0          (9,657)            3,324,609
           OTHER SECURITIES                                           599,800               0               0               599,800
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL                                             $     48,242,468   $     251,282    $   (111,466)       $   48,382,284
====================================================================================================================================


The  following  table  presents  the  amortized  costs  of and  fair  values  of investment in debt securities by scheduled maturity at respective year-ends.
                                                                           1997                                  1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                  AMORTIZED      ESTIMATED FAIR       AMORTIZED     ESTIMATED FAIR
TYPE AND MATURITY GROUPING                                          COSTS           VALUE              COSTS             VALUE

------------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
     Obligations of U.S. Government
       WITHIN 1 YEAR                                         $      2,002,757   $   1,996,090   $   2,008,366          $  1,988,300
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL OBLIGATIONS OF U.S.
            GOVERNMENT                                       $      2,002,757   $   1,996,090   $   2,008,366          $  1,988,300
====================================================================================================================================
     Mortgage-Backed Securities
       After 1 year, but within 5 years                      $      3,012,964   $   2,981,703   $   3,553,981          $  3,473,619
       After 5 years, but within 10 years                           1,326,951       1,311,625       2,000,000             1,959,800
       AFTER 10 YEARS                                               2,897,123       2,890,613       3,449,354             3,360,352
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL MORTGAGE-BACKED SECURITIES                   $      7,237,038   $   7,183,941   $   9,003,335          $  8,793,771
====================================================================================================================================
     Obligations of State and Political Subdivisions
       Within 1 year                                         $        564,903   $     569,175   $     557,644          $    560,065
       After 1 year, but within 5 years                             3,831,257       3,964,748       2,492,355             2,570,337
       After 5 years, but within 10 years                           2,016,934       2,099,292       1,855,751             1,898,949
       AFTER 10 YEARS                                                  45,250          48,719          91,000                91,711
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL OBLIGATIONS OF STATE AND
            POLITICAL SUBDIVISIONS                           $      6,458,344   $   6,681,934   $   4,996,750          $  5,121,062
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE:
     Obligations of U.S. Government
       AFTER 1 YEAR, BUT WITHIN 5 YEARS                      $      6,142,129   $   6,175,710   $           0          $          0
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL OBLIGATIONS OF U.S.
            GOVERNMENT                                       $      6,142,129   $   6,175,710   $           0          $          0
====================================================================================================================================
     Obligations of U.S. Government Agencies
       After 1 year, but within 5 years                      $      1,000,000   $     995,350   $   2,000,000          $  1,987,600
       After 5 years, but within 10 years                          11,535,300      11,598,685      11,534,626            11,576,100
       AFTER 10 YEARS                                               2,639,856       2,657,603               0                     0
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL OBLIGATIONS U.S. GOVERNMENT
            AGENCIES                                         $     15,175,156   $  15,251,638   $  13,534,626          $ 13,563,700
====================================================================================================================================
     Mortgage-Backed Securities
       Within 1 year                                         $      3,696,671   $   3,685,892   $   1,498,403          $  1,488,514
       After 1 year, but within 5 years                               801,610         798,484       5,683,495             5,638,494
       AFTER 10 YEARS                                              31,372,441      31,705,712      26,926,144            27,091,776
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL MORTGAGE-BACKED SECURITIES                   $     35,870,722   $  36,190,088   $  34,108,042          $ 34,218,784
====================================================================================================================================

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Gross unrealized gains for the above investments amounted to $731,335 and $385,311 in 1997 and 1996, respectively, while gross unrealized losses amounted to $138,080 and $350,813 in 1997 and 1996, respectively.

Obligations of the U.S. Government Agencies and Mortgage-Backed Securities having a book value of $32,865,249 and an estimated fair value of $32,991,533 were pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements and advances. No municipality maintains deposits exceeding ten percent of stockholders' equity.

Gross realized gains (losses) on sales of Securities Available for Sale for the years ended December 31,

                                              1997           1996          1995
--------------------------------------------------------------------------------
U.S. Government and Agency Securities           $0             $0       $33,508
Mortgage-Backed Securities                       0         16,724       (32,115)




Effective November 15, 1995, the Financial Accounting Standards Board permitted a one-time opportunity for banks to reassess the appropriateness of the designation of all securities held. Any resulting reclassifications had to be made no later than December 31, 1995. In accordance with this one time reclassification consistent with SFAS 115, Bank of Smithtown transferred securities from the Held to Maturity portfolio to the Available for Sale portfolio in order to increase its liquidity position. The amortized cost, related net unrealized loss, and estimated fair value of these transferred securities were $22,537,536, $206,705 and $22,330,831, respectively.

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $127,200. The stock has no maturity and has paid dividends at the rate of 6.0% for 1997 and 1996. During 1995, the Bank became a member of the Federal Home Loan Bank of New York, and now holds
$699,600 of its stock. This stock also has no maturity and has paid average dividends of 6.0% during 1997 and 1996. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank are restricted.

During 1996 and 1997, the Bank invested $30,000 in the Nassau-Suffolk Business Development Fund. This consortium of banks provides loans to low income homeowners.

NOTE C.  LOANS

Loans as of December 31, consisted of the following:
                                                            1997           1996
--------------------------------------------------------------------------------
Real Estate Loans, Construction                      $ 13,032,541   $ 8,180,276
Real Estate Loans, Other
     Commercial                                        43,520,062    43,071,726
     Residential                                       12,506,653    14,074,208
Mortgage Loans Held for Sale                                    0       495,000
Commercial and Industrial Loans                        23,745,418    23,458,052
Loans to Individuals for Household, Family and Other
     Personal Expenditures                              7,492,586    11,543,331
ALL OTHER LOANS (INCLUDING OVERDRAFTS)                    106,272       328,078
--------------------------------------------------------------------------------
Total Loans, Gross                                    100,403,532   101,150,671
LESS:  UNEARNED DISCOUNT ON LOANS                         690,328       572,731
--------------------------------------------------------------------------------
     TOTAL LOANS (NET OF UNEARNED DISCOUNT)          $ 99,713,204  $100,577,940
================================================================================

Collateral varies, but generally includes residential and income producing commercial properties, as well as automobiles on personal loans. Estimated fair value of loans at December 31, 1997 totaled $103,617,753.

Bank of Smithtown adopted SFAS 114 and SFAS 118 effective January 1, 1995. This did not have any impact on Bank of Smithtown's results of operations nor on its financial position, including the level of the allowance for possible loan losses. All loans considered impaired under SFAS 115 are included in the Bank's 90-day or more past-due or non-accrual categories. At December 31, 1997, the recorded investment in loans that are considered impaired under SFAS 114 was $2,045,020. No additional SFAS 114 reserve is required for the $2,045,020 of recorded investment in impaired loans, since previously taken charge-offs have reduced the recorded investment values to amounts that are less than the SFAS 114 calculated values. The average recorded investment in impaired loans during the twelve months ended December 31, 1997 was $1,814,963. The total allowance on impaired loans at December 31, 1997 and 1996 totaled $332,084 and $246,810, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Bank of Smithtown recognized $2,996 in interest revenue in 1997 and no revenue during 1996 and 1995 on these impaired loans. Any cash receipts would first be applied to accrued interest on impaired loans, and then to the principal balance outstanding.

At December 31, 1997 and 1996, loans with unpaid principal balances of $1,593,264 and $2,000,529, respectively, on which the Bank is no longer accruing interest income, are included in the total loans listed above. The Bank expects to recover a portion of the principal balance included in the nonaccrual category at December 31, 1997 through work-out arrangements and the liquidation of collateral. If the Bank had accrued interest income on loans which were in a nonaccrual status at year-end, its interest income would have increased by approximately $94,872 in 1997 and $143,045 in 1996. Loans contractually past-due 90 days or more and still accruing interest amounted to $431,757 and $3,072 in 1997 and 1996, respectively.

During 1997, $728,680 of loans, net of an allocated portion of the allowance for possible loan losses, were transferred to Other Real Estate Owned (OREO). The book value of OREO, net of valuation reserves of $429,232, amounted to $3,927,786 as of December 31, 1997. The estimated fair value of OREO as of December 31, 1997 was $4,485,500.

The composition of OREO at December 31, follows:

                                                        1997              1996
--------------------------------------------------------------------------------
OREO                                             $ 4,357,018       $ 5,504,834
LESS:  VALUATION RESERVE                             429,232           417,127
--------------------------------------------------------------------------------
Net                                              $ 3,927,786       $ 5,087,707
================================================================================

Provisions for real estate losses totaled $120,000, $209,000 and $100,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Other net OREO costs, which include operating revenue and expense, and gains and losses on the sale or disposition of real estate owned, approximated $85,000, $102,000 and $121,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

A summary of information concerning interest income on non accrual loans and OREO at December 31, follows:

                                                OREO              NONACCRUAL
(IN THOUSANDS)                              1997   1996  1995  1997  1996   1995
--------------------------------------------------------------------------------
Gross interest income which would have
     been recorded during the year under
     original contract terms                $522   $595  $635   $95  $143   $177
Gross interest income recorded during
     THE YEAR                                  0      0     0     0    40     64
--------------------------------------------------------------------------------

The Bank has granted loans to officers, directors and principal shareholders of the Bancorp and to their associates. Related party loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these loans was $578,516 and $774,237 at December 31, 1997 and 1996. During 1997, $201,000
of new loans were made, repayments totaled $185,646 and one loan to a prior officer of the Bank for $211,075 is no longer included in 1997 year end totals.

During 1997 Bank of Smithtown originated residential mortgages to be sold in the secondary market to various investors. The Bank does not retain servicing rights on these mortgages, but earns fee income from the origination process. At year end 1997, there were no of Mortgages Held for Sale outstanding. Fee income earned during the year from mortgage origination totaled $48,724.

NOTE D.  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Transactions in the allowance for the year ending December 31 were as follows:

                                                 1997         1996          1995
--------------------------------------------------------------------------------

BALANCE, JANUARY 1                         $1,622,572   $1,429,894   $ 1,362,404
Add:
     Recoveries                                98,648       21,499        33,231
     PROVISION CHARGED TO CURRENT EXPENSE     805,000      370,000       110,000
--------------------------------------------------------------------------------
          Total                             2,526,220    1,821,393     1,505,635
LESS:  CHARGE-OFFS                            848,626      198,821        75,741
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31                      $ 1,677,594  $ 1,622,572   $ 1,429,894
================================================================================





NOTE E.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 at cost is as follows:

                                                        1997                1996
--------------------------------------------------------------------------------
Land                                                $ 92,650          $   92,650
Bank Premises                                      1,692,139           1,518,609
Leasehold Improvements                             1,724,500           1,723,352
FURNITURE AND EQUIPMENT                            3,007,760           2,948,107
--------------------------------------------------------------------------------
          Total                                    6,517,049           6,282,718
LESS:  ACCUMULATED DEPRECIATION AND AMORTIZATION   4,062,215           3,663,855
--------------------------------------------------------------------------------
          TOTAL                                  $ 2,454,834         $ 2,618,863
================================================================================

NOTE F.  EMPLOYEE BENEFITS

A 401(k) Defined Contribution Plan (the "Plan") was established by the Bank during 1986. All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of up to 14% of their compensation. The Plan requires that the Bank match 50% of an employee's contribution up to 2% of the participating employee's compensation. The Bank's 401(k) contribution for 1997, 1996, and 1995, amounted to $43,015, $51,266, and $52,994, respectively.

During 1995, the Bank established an Employee Stock Ownership Plan (ESOP) for substantially all of its employees. The ESOP replaced the Profit Sharing Plan. Eligibility requirements for the ESOP remain the same as for the Defined Contribution Plan and include one year of continuous service, 1,000 hours and attaining an age of 21. Eligible compensation is defined as gross wages less contributions to any qualified plans to the extent that these contributions are not includable in the gross income of the participant. Contributions to the ESOP are in the form of cash and are made at the discretion of the Board of Directors. The ESOP uses this contribution to purchase shares of Smithtown Bancorp stock which are then allocated to eligible participants. ESOP benefits generally become 20% vested after each year of credited service, becoming 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service and may be payable in cash or stock. The Bank reported a net expense of $125,000, $125,000 and $120,000 related to the ESOP for the years ended December 31, 1997, 1996 and 1995.

During 1997, 1996 and 1995, the ESOP used the Bank's contribution to purchase 623, 3,507 and 4,873 shares of common stock at an approximate average cost of $64, $32 and $25 per share, respectively. The 1997 contribution represents 4.51% of eligible compensation. At year end 1997, 1996 and 1995 there were 623, 3,507and 4,873 unallocated shares in the ESOP, respectively. The dividends payable on these unallocated shares was $218, $1,122 and $1,364., respectively. Dividends are paid on these shares when they are allocated. The dividends paid in each of the three years for allocated shares was $4,804, $5,458 and $4,869. ESOP shares are included in Weighted Average Shares Outstanding in the calculations of earnings per share.

In accordance with SFAS 106 the Bank was required to calculate the actuarial present value of expected benefits to be paid to employees after their retirement and subsequently allocate the cost of those benefits to the periods for which employees rendered service. The Bank pays a fixed amount for health insurance coverage that covers all employees that had retired as of December 31, 1993. There is no benefit for employees retiring after that date. The accumulated postretirement benefit obligation included in other liabilities at December 31, 1997 and 1996 totaled $692,578 and $696,271, respectively. The unrecognized transition obligation included in other assets at December 31, 1997 and 1996 totaled $463,139 and $508,000, respectively, which is being amortized using a straight-line method over twenty years.

                                                               1997         1996
--------------------------------------------------------------------------------
Net Periodic Post Retirement
Benefit Cost included the following Components:
     Interest Cost                                         $  57,622   $  46,393
     Amortization of Unrecognized Net Loss                     1,618       1,618
     AMORTIZATION OF UNRECOGNIZED TRANSITION OBLIGATION       42,211      31,800
--------------------------------------------------------------------------------
          TOTAL                                            $ 101,451   $  79,811
================================================================================

For the years ended December 31, 1997 and 1996 the weighted-average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 7.0%.

NOTE G.  INCOME TAXES

Federal and State Income Taxes payable (prepaid) as of December 31, included in other assets in 1997 and other liabilities in 1996 are as follows:

                                                        1997                1996
--------------------------------------------------------------------------------
Current                                           $  157,669          $ (66,693)
DEFERRED                                             300,374            350,064
--------------------------------------------------------------------------------
          TOTAL                                   $  458,043          $ 283,371
================================================================================

Provisions for current income taxes for all years ended December 31, are as follows:

                                                 1997         1996          1995
--------------------------------------------------------------------------------
Federal:
     Current                             $  1,490,794    $ 662,461    $ 627,738
     DEFERRED                                  58,528       70,865      (32,417)
--------------------------------------------------------------------------------
TOTAL FEDERAL                               1,549,322      733,326      595,321
--------------------------------------------------------------------------------
New York State:
     Current                                  518,377      248,111      261,318
     DEFERRED                                  13,419       16,454       (7,849)
--------------------------------------------------------------------------------
TOTAL NEW YORK STATE                          531,796      264,565      253,469
--------------------------------------------------------------------------------
          TOTAL                         $   2,081,118    $ 997,891    $ 848,790
================================================================================

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                                 1997                              1996                             1995
 -----------------------------------------------------------------------------------------------------------------------------------
                                            TAX         PRETAX                TAX         PRETAX              TAX          PRETAX
                                           AMOUNT       INCOME(%)            AMOUNT       INCOME(%)          AMOUNT        INCOME(%)

Federal Statutory Rate               $    1,836,659       34.00       $     919,152        34.00      $      788,858         34.00
 Increase (Reduction) of Taxes
      Resulting From:
     Tax Exempt Interest                    (97,258)      (1.80)            (92,839)       (3.43)           (100,501)        (4.33)
     State Income Taxes Net
          of Federal Income
          Tax Benefit                       350,985        6.50             174,613         6.46             167,290          7.21
     OTHER                                   (9,268)      (0.17)             (3,035)       (0.11)             (6,857)        (0.30)
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL                      $    2,081,118       38.53       $     997,891        36.92      $      848,790         36.58
====================================================================================================================================

Income taxes on investment securities transactions amounted to zero in 1997, and approximately $7,100 in 1996, and $600 in 1995.

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method results in a net deferred tax asset of $300,374 and $350,064 as of the end of 1997 and 1996, respectively.

Deferred tax assets and liabilities were recognized as of December 31, 1997 and 1996 for the taxable temporary differences related to loan loss provisions, depreciation, OREO losses, Accounting for Postretirement Benefits Other than Pensions (SFAS 106), and Accounting for Investment Securities (SFAS 115), as presented below:

                                        LOAN
                                        LOSS                              OREO           SFAS            SFAS
DECEMBER 31, 1997:                    PROVISION     DEPRECIATION          LOSSES          106            115                TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Federal   Deferred Tax
      Asset (Liability)               $ 332,221      $ (144,922)      $  131,318    $  35,992       $  (146,006)          $ 208,603
New York State Deferred
      TAX ASSET (LIABILITY)              78,009           8,750           30,898        8,468           (34,354)             91,771
------------------------------------------------------------------------------------------------------------------------------------
Net Deferred Tax
     Asset (Liability)                $ 410,230      $ (136,172)      $  162,216    $  44,460       $  (180,360)          $ 300,374
====================================================================================================================================


DECEMBER 31, 1996:
Federal   Deferred Tax
     Asset (Liability)                $ 333,913      $(186,798)       $  127,202   $  21,762        $  (47,538)           $ 248,541
New York State Deferred
      TAX ASSET (LIABILITY)              78,407           (749)           29,930       5,120           (11,185)             101,523
------------------------------------------------------------------------------------------------------------------------------------
Net Deferred Tax
     Asset (Liability)                $ 412,320     $ (187,547)       $  157,132   $  26,882        $  (58,723)           $ 350,064
====================================================================================================================================

NOTE H.  DEPOSITS

TIME DEPOSITS IN EXCESS OF $100,000

At December 31, 1997 and 1996, time deposits in principal amounts of $100,000 or more were $8,773,618 and $6,392,848, respectively. Interest expense on such deposits for the three years ended December 31, 1997 was $392,267, $361,484, $210,891, respectively.

A schedule of time deposits having a remaining term of more than one year and the aggregate amount of maturities for each of the four years following the balance sheet date is set forth as follows:

1999..........................................................  $      1,143,122
2000..........................................................           420,729
2001..........................................................                 0
2002..........................................................         1,013,588
--------------------------------------------------------------------------------
Total.........................................................  $      2,577,439
================================================================================

DEPOSITS OF MAJOR SHAREHOLDERS, OFFICERS, DIRECTORS AND THEIR AFFILIATES

Deposits due to major  shareholders,  officers,  directors and their  affiliates
aggregated   $3,591,412   and   $4,273,845   at  December  31,  1997  and  1996,
respectively.

NOTE I.  STOCKHOLDERS' EQUITY

The Banking Law of the State of New York and the Federal Reserve Board regulate the amount of cash dividends that may be paid without prior approval. Retained Earnings available for cash dividends were $5,458,225 at December 31, 1997. During 1996, the shareholders authorized the issuance of 100,000 shares of preferred stock at $.01 per share and an additional 1,000,000 shares of common stock. There are no preferred shares outstanding at December 31, 1997 and 1996.

NOTE J.  SMITHTOWN BANCORP (PARENT COMPANY ONLY)


Smithtown Bancorp has one wholly-owned subsidiary, Bank of Smithtown.

BALANCE SHEETS
                                                                                                              AS OF DECEMBER 31,
                                                                                                           1997            1996
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Non-Interest-Bearing Deposits with Subsidiary Bank                                                 $       191,902    $    188,905
INVESTMENT IN BANK OF SMITHTOWN                                                                         16,690,132      13,965,887
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                                                                    $    16,882,034    $ 14,154,792
====================================================================================================================================

LIABILITIES
CASH DIVIDENDS PAYABLE                                                                             $       151,644    $    138,646
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value
 (1,500,000 Shares Authorized; 447,955 Issued)                                                           2,239,775       2,239,775
Capital Surplus                                                                                          7,859,918       7,859,918
Retained Earnings                                                                                        7,077,336       4,363,092
LESS:  TREASURY STOCK (14,687 SHARES AT COST AT DECEMBER 31, 1997 AND 1996)                                446,639         446,639
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                                    16,730,390      14,016,146
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                                                                   $     16,882,034   $  14,154,792
====================================================================================================================================

STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                               1997         1996          1995
-----------------------------------------------------------------------------------------------------------------------------------

INCOME
Dividends from Bank of Smithtown                                                           $  606,575   $ 554,582   $   668,564
EXPENSES                                                                                      (10,000)       (249)       (6,359)
------------------------------------------------------------------------------------------------------------------------------------
Net Income Before Equity in Undistributed
     Earnings of Subsidiary                                                                   596,575     554,333       662,205
   Equity in Undistributed Earnings of SUBSIDIARY                                           2,724,244   1,151,165       809,176
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                  3,320,819   1,705,498     1,471,381
Retained Earnings, Beginning of Year                                                        4,363,092   3,212,176     2,225,685
DIVIDENDS DECLARED                                                                           (606,575)   (554,582)     (484,890)
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, END OF YEAR                                                            $ 7,077,336  $4,363,092  $  3,212,176
====================================================================================================================================

STATEMENTS OF CASH FLOWS                                                                           YEAR ENDED DECEMBER 31,
                                                                                             1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                               $ 3,320,819  $ 1,705,498   $ 1,471,381
Adjustments to reconcile net income to net cash provided
     by operating activities:
     EQUITY IN UNDISTRIBUTED NET EARNINGS OF SUBSIDIARY                                   (2,724,244)  (1,151,165)     (809,176)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    596,575      554,333       662,205
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
Repayments to Bank of Smithtown                                                                    0            0      (297,938)
Dividends Paid                                                                              (593,578)    (537,252)     (470,491)
PROCEEDS FROM SALE OF TREASURY STOCK                                                               0            0       138,405
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                                       (593,578)    (537,252)     (630,024)
------------------------------------------------------------------------------------------------------------------------------------
Net Increase in Non-Interest-Bearing Deposits with
     Subsidiary Bank                                                                           2,997       17,081        32,181
Non-Interest Bearing Deposits with Subsidiary Bank, BEGINNING OF YEAR                        188,905      171,824       139,643
-----------------------------------------------------------------------------------------------------------------------------------
Non-Interest-Bearing Deposits with Subsidiary Bank, End of Year                         $    191,902   $  188,905   $   171,824
====================================================================================================================================

NOTE K.  COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1997, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

1998........................................................  $          166,706
1999........................................................             157,492
2000........................................................             155,617
2001........................................................             157,602
2002........................................................             160,613
SUBSEQUENT TO 2002..........................................           1,379,401
--------------------------------------------------------------------------------
Total                                                         $        2,177,431
================================================================================

A number of leases include escalation provisions relating to real estate taxes and expenses.

Rental expenses for all leases on premises and equipment amounted to $422,622 in 1997, $403,060 in 1996, and $343,175 in 1995.

The Bank is required to maintain reserve balances with the Federal Reserve Bank of New York for reserve and clearing purposes. The average amount of these reserve balances for the year ended December 31, 1997 was $766,000.

NOTE L. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the Bank to disclose estimated fair values of its financial instruments. SFAS 107 was amended in
October, 1994 by Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial lnstruments and Fair Value of Financial Instruments" (SFAS 119). Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted price, if one exists. Fair value estimates, methods and assumptions are set forth below for the Bank's financial instruments.

CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD, DIVIDEND PAYABLE AND OTHER LIABILITIES
Cash and due from banks, Federal Funds Sold, dividend payable and other liabilities because of their short-term nature, have been valued at their respective carrying vales.

INVESTMENT SECURITIES
For  securities   held-to-maturity  and  available-for-sale,   fair  values  are
estimated based on quoted market prices or dealer quotes.

LOANS
The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. The fair value of mortgage loans held for sale approximates cost based on current estimated disposition values.

DEPOSIT LIABILITIES
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit are estimated using the rates currently offered for deposits of similar remaining maturities.

SECURITIES  SOLD UNDER  AGREEMENTS TO REPURCHASE  AND OTHER  BORROWINGS
The fair value of securities sold under agreements to repurchase and other borrowings are estimated based on quoted market prices or dealer quotes.

NOTE M.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 1997, the Bank had $2,800,000 outstanding in Securities Sold Under Agreements to Repurchase (REPO's). The maturity date of this REPO is May 26, 1998 and the interest rate is 6.16%. The Bank's interest in these securities has been designated under a written custodial agreement. The average balance of these Securities Sold Under Agreements to Repurchase totaled $2,800,000 during 1997 with $2,800,000 being the maximum amount outstanding at any month end during 1997. The underlying security in the $2,800,000 REPO is a 7.75% U.S. Government Agency security, call date May 26, 1998, and estimated fair value $3,021,900. The security is held at Morgan Stanley & Company, Inc..

At December 31, 1996, there was one outstanding Security Sold Under Agreement to Repurchase. Securities Sold Under Agreements to Repurchase averaged approximately $1,644,809 during 1996, based on daily averages, and the maximum amounts outstanding at any month-end during 1996 totaled $2,800,000.

NOTE N.  OTHER BORROWINGS

The Bank has available to it, under various lines of credit from its correspondent banks and Morgan Stanley & Company, Inc., a total of $66,169,710. At December 31, 1997, outstanding balances on these lines of credit were $5,800,000, with remaining available credit of $60,369,710. In addition to the $2,800,000 repurchase agreement referred to in Note M the remaining outstanding balance at year end consisted of a $3,000,000 five year fixed rate advance with a three year call date, obtained through the Federal Home Loan Bank of New York with a maturity date of December 3, 2001 and Demand Notes issued to the U.S. Treasury totaling $5,452,540.

These borrowings were secured by the Federal Home Loan Bank Mortgage Corporation (FHLMC) securities ranging in maturity dates from July 1998 to August 2024, with coupon interest rates paying between 5.00% to 8.50%, with a total estimated fair value of $13,285,632.

These securities are held in safekeeping at the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The average balance of these Other Borrowings for 1997 was $5,501,517 and the maximum outstanding amount at any month end was $12,000,000.

At December 31, 1997 and 1996, the fair value of Other Borrowings approximated cost.

NOTE O. FINANCIAL INSTRUMENTS WITH  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
        CREDIT RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. At December 31, 1997 the Bank's total commitments to extend credit were $2,000,000 at fixed rates and $15,208,174 at variable rates. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were thirty-one performance standby letters of credit totaling $1,394,951 as of December 31, 1997. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and other income-producing properties.

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

                               1997 ACTUAL         1996 ACTUAL         REQUIRED
--------------------------------------------------------------------------------
Tier I                              14.35%              12.30%            4.00%
Tier II                              1.25%               1.25%              **
Total Risk-Based Capital            15.63%              13.58%            8.00%
Leverage Ratio                       8.01%               7.82%            4.00%

SELECTED FINANCIAL DATA
CONSOLIDATED AVERAGE BALANCE SHEET DATA

                                                                                        AS OF DECEMBER 31,
 (IN THOUSANDS)                                                  1997            1996          1995          1994            1993
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                     $    7,796        $  7,401      $  6,781       $  6,451      $  7,050
Investment Securities:
  Obligations of U.S. Government and
    Agencies                                                    18,828          10,788        10,496         22,387        37,327
  Mortgage-Backed Securities                                    45,452          31,392        33,601         37,604        22,214
  Obligations of State and Political
    Subdivisions                                                 5,213           4,814         5,259          6,180         5,990
  OTHER INVESTMENT SECURITIES                                      823             600           331            127           127
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL INVESTMENT SECURITIES                           70,316          47,594        49,687         66,298        65,658
------------------------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD                                               6,884           7,681         3,758          2,962         5,479
------------------------------------------------------------------------------------------------------------------------------------
Loans (Net of Unearned Discount)                                98,997          99,451        86,437         71,448        67,675
    LESS: ALLOWANCE FOR POSSIBLE LOAN LOSSES                     1,513           1,550         1,412          1,507         2,115
------------------------------------------------------------------------------------------------------------------------------------
LOANS:  NET                                                     97,484          97,901        85,025         69,941        65,560
------------------------------------------------------------------------------------------------------------------------------------
BANK PREMISES AND EQUIPMENT                                      2,515           2,793         3,133          3,272         3,442
------------------------------------------------------------------------------------------------------------------------------------
Other Assets
  Other Real Estate Owned                                        4,245           4,523         5,489          4,902         7,595
  OTHER                                                          2,695           3,207         2,839          2,623         3,157
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                             $  191,935       $ 171,100     $ 156,712     $  156,449     $ 157,941
====================================================================================================================================

LIABILITIES
Deposits:
  Demand (Non-Interest Bearing)                             $   42,664       $  38,425     $ 35,075      $   34,872      $ 34,005
  Money Market                                                  33,636          26,627       22,965          25,838        31,657
  Savings (including NOW)                                       58,814          60,578       60,404          65,157        66,787
  TIME                                                          31,506          28,660       22,896          15,796        14,134
-----------------------------------------------------------------------------------------------------------------------------------
          Total Deposits                                       166,620         154,290      141,340         141,663       146,583
Securities Sold Under Agreements to
  Repurchase                                                     2,800           1,645        1,690           2,465             0
Other Borrowings                                                 5,502             848          247               0             0
OTHER LIABILITIES                                                1,641           1,141        1,157             708           149
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                    176,563         157,924      144,434         144,836       146,732
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value                                   2,240          2,240         2,240           2,240         2,240
Capital Surplus                                                  1,993          1,993         1,993           1,993         1,998
Unrealized Gain (Loss) on Securities
  Available for Sale                                               121           (156)          (53)            (20)            0
RETAINED EARNINGS                                               11,465          9,546         8,579           7,695         7,271
-----------------------------------------------------------------------------------------------------------------------------------
          Total                                                 15,819         13,623        12,759          11,908        11,509
          LESS:  TREASURY STOCK                                    447            447           481             295           300
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                            15,372         13,176        12,278          11,613        11,209
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                             $  191,935      $ 171,100     $ 156,712     $   156,449     $ 157,941
===================================================================================================================================

SELECTED FINANCIAL DATA
CONSOLIDATED BALANCE SHEETS

                                                                                        AS OF DECEMBER 31,
 (IN THOUSANDS)                                                  1997           1996          1995          1994            1993
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                     $    7,667      $   7,690     $   7,003     $    5,956      $   5,701
Investment Securities Held to Maturity:
  Obligations of U.S. Government                                 2,003          2,008         2,014          3,020         28,159
  Obligations of U.S. Government
    Agencies                                                         0              0             0          2,052          2,000
  Mortgage-Backed Securities                                     7,237          9,003        10,227         34,761         34,835
  Obligations of State and Political
    Subdivisions                                                 6,458          4,997         4,648          6,137          5,768
OTHER SECURITIES                                                     0              0             0              0            127
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                                 15,698         16,008        16,889         45,970         70,889
-----------------------------------------------------------------------------------------------------------------------------------
Investment Securities Available for Sale:
  Obligations of U.S. Government                                 6,176              0         3,009         10,056              0
  Obligations of U.S. Government
    Agencies                                                    15,252         13,564         3,016            898              0
  Mortgage-Backed Securities                                    36,190         34,219        13,155          2,046              0
  OTHER SECURITIES                                                 856            600           599            127              0
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                                 58,474         48,383        19,779         13,127              0
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL INVESTMENT SECURITIES                           74,172         64,391        36,668         59,097         70,889
------------------------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD                                               8,300              0         6,750            200          2,500
------------------------------------------------------------------------------------------------------------------------------------
Loans                                                          100,404        101,151        98,069         80,491         64,896
  Less:   Unearned Discount                                        690            573           655            707            944
          Allowance for Possible Loan
          LOSSES                                                 1,678          1,623         1,430          1,362          1,501
------------------------------------------------------------------------------------------------------------------------------------
LOANS, NET                                                      98,036         98,955        95,984         78,422         62,451
------------------------------------------------------------------------------------------------------------------------------------
BANK PREMISES AND EQUIPMENT                                      2,455          2,619         3,173          3,167          3,310
------------------------------------------------------------------------------------------------------------------------------------
Other Assets
  Other Real Estate Owned                                        3,928          5,088         5,046          5,590          5,309
  OTHER                                                          3,098          2,886         2,904          4,520          3,560
  ----------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                             $  197,656      $ 181,629     $ 157,528     $   156,952     $ 153,720
====================================================================================================================================

LIABILITIES
Deposits:
  Demand (Non-Interest Bearing)                             $   42,567       $ 42,563      $  35,945     $   34,656      $  35,312
  Money Market                                                  36,326         27,412         23,376         22,654         25,369
  Savings (including NOW)                                       56,283         60,196         59,656         63,069         66,997
  TIME                                                          33,020         28,757         24,605         14,852         13,699
-----------------------------------------------------------------------------------------------------------------------------------
          Total Deposits                                       168,196        158,928        143,582        135,231        141,377

Dividend Payable                                                   152            139            121            107              0
Securities Sold Under Agreements to
   Repurchase                                                    2,800          2,800              0          9,003              0
Other Borrowings                                                 8,452          4,486              0              0              0
OTHER LIABILITIES                                                1,077          1,179            988          1,005          1,099
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                    180,677        167,532        144,691        145,346        142,476
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $5.00 Par Value                                   2,240          2,240          2,240          2,240          2,240
Capital Surplus                                                  1,994          1,994          1,994          1,993          1,993
Unrealized Gain (Loss) on Securities
   Available for Sale                                              249             81            (28)          (135)             0
RETAINED EARNINGS                                               12,943         10,229          9,078          8,092          7,298
-----------------------------------------------------------------------------------------------------------------------------------
          Total                                                 17,426         14,544         13,284         12,190         11,531
          LESS:  TREASURY STOCK                                    447            447            447            584            287
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                            16,979         14,097         12,837         11,606         11,244
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL                                             $  197,656       $181,629      $ 157,528    $   156,952     $  153,720
===================================================================================================================================

SELECTED FINANCIAL DATA
CONSOLIDATED INCOME STATEMENTS

                                                                                    AS OF DECEMBER 31,
                                                            1997            1996           1995           1994            1993
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                          $   9,731,626     $  9,391,802   $   8,278,027  $   6,690,095   $   6,730,657
Interest on Balance due from Banks                          5,973            1,493               0              0               0
Interest on Federal Funds Sold                            382,157          417,107         221,857        117,440         167,520
Interest and Dividends on Investment
  Securities:
    Taxable:
       Obligations of U.S. Government                     235,724          141,265         431,259      1,235,897       2,205,419
       Obligations of U.S. Government
         Agencies                                       1,038,404          569,716         178,689        177,332         166,526
       Mortgage-Backed Securities                       2,847,023        1,833,879       1,901,977      2,080,703       1,314,747
         OTHER SECURITIES                                  52,010           37,638          22,385          7,632           7,632
  ---------------------------------------------------------------------------------------------------------------------------------
       Total                                            4,173,161        2,582,498       2,534,310      3,501,564       3,694,324
  Exempt from Federal Income Taxes:
    Obligations of State and Political
      SUBDIVISIONS                                        308,609          293,774         318,174         369,338        355,572
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                        14,601,526       12,686,674      11,352,368      10,678,437     10,948,073
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Money Market Accounts                                   1,136,766          834,353         716,465         584,242         738,928
Certificates of Deposit of $100,000 and Over              392,267          361,484         210,891         113,101         112,961
Other                                                   2,161,906        2,343,908       2,316,078       1,708,624       1,847,872
Interest on Securities Sold Under
  Agreements to Repurchase                                174,556          100,932         106,511         127,223               0
INTEREST ON OTHER BORROWINGS                              286,995           44,308          14,950               0               0
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                        4,152,490        3,684,985       3,364,895       2,533,190       2,699,761
-----------------------------------------------------------------------------------------------------------------------------------
          NET INTEREST INCOME                          10,449,036        9,001,689       7,987,473       8,145,247       8,248,312
PROVISION FOR POSSIBLE LOAN  LOSSES                       805,000          370,000         110,000         120,000       1,364,329
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
          FOR POSSIBLE LOAN LOSSES                      9,644,036        8,631,689       7,877,473       8,025,247       6,883,983
-----------------------------------------------------------------------------------------------------------------------------------

OTHER NON-INTEREST INCOME
Trust Department Income                                   364,600          434,069         401,811         298,786         330,796
Service Charges on Deposit Accounts                     1,518,765        1,337,449       1,278,668       1,344,754       1,263,371
Other Income                                              751,137          540,588         482,538         433,731         441,934
INVESTMENT SECURITY GAINS                                       0           16,724           1,393          22,695         240,110
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER NON-INTEREST INCOME               2,634,502        2,328,830       2,164,410       2,099,966       2,276,211
-----------------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
Salaries                                                2,949,150        3,379,214       3,470,680       3,556,241       3,654,727
Pensions and Other Employee Benefits                      669,919          717,516         761,577         832,603         862,213
Net Occupancy Expense                                     874,033        1,130,358         944,571         905,538         848,704
Furniture and Equipment Expense                           589,897          637,029         622,775         582,663         589,701
OTHER EXPENSES                                          1,793,602        2,393,013       1,922,109       2,354,157       2,886,070
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER OPERATING EXPENSES                6,876,601        8,257,130       7,721,712       8,231,202       8,841,415
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                              5,401,937        2,703,389       2,320,171       1,894,011         318,779
PROVISION FOR INCOME TAXES                              2,081,118          997,891         848,790         662,500          17,083
-----------------------------------------------------------------------------------------------------------------------------------
          Net Income                              $     3,320,819    $   1,705,498   $   1,471,381   $   1,231,511    $    301,696
===================================================================================================================================

SELECTED FINANCIAL DATA
SUPPLEMENTARY INFORMATION
                                                 1997                 1996               1995               1994            1993
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income                                      $  7.66            $  3.94             $  3.40            $  2.80         $  0.69
Book Value                                        39.19              32.54               29.63              27.14           25.57

DIVIDENDS DECLARED
Cash Dividends per Share                           1.40               1.28                1.12               1.00              0.75
Cash Dividends Declared                         606,575            554,582             484,890            436,741           329,504

YEAR-END DATA
Total Assets                                197,656,436        181,629,049         157,528,274        156,951,687       153,720,337
Total Deposits                              168,195,635        158,928,455         143,581,497        135,230,577       141,377,440
Total Stockholders'
  Equity                                     16,979,459         14,097,239          12,837,073         11,605,718        11,243,502
Total Trust Assets                           76,562,667         70,643,739          71,304,522         62,452,427        67,128,712
Number of Shares
  Outstanding                                   433,268            433,268             433,268            427,666           439,765

SELECTED RATIOS                                    %                  %                   %                  %                 %
------------------------------------------------------------------------------------------------------------------------------------
Net Income to:
  Total Income                                    19.27              11.36               10.89               9.64              2.28
  Average Total Assets                             1.73               1.00                0.94               0.79              0.19
  Average Stockholders'
    Equity                                        21.60              12.94               11.98              10.61              2.70
Average Stockholders'
  Equity to Average Assets                         8.01               7.70                7.84               7.44              7.08
Dividend Payout Ratio                             18.27              32.52               32.95              35.46            109.22


Because the common stock of Smithtown Bancorp is not actively traded, managementis not  always  aware  of sale  prices  of stock traded  privately  or  through brokerage firms. The following prices are based on estimates of such sales.

                                                                                                                           CASH
                                                                                                                        DIVIDEND
1997                                                                                 HIGH               LOW             DECLARED
------------------------------------------------------------------------------------------------------------------------------------
FIRST QUARTER                                                                    $  36.000         $  34.000            $    .35
SECOND QUARTER                                                                      42.000            36.000                 .35
THIRD QUARTER                                                                       51.000            38.500                 .35
FOURTH QUARTER                                                                      85.000            52.750                 .35
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL                                                                                                             $   1.40
====================================================================================================================================
                                                                                                                           CASH
                                                                                                                        DIVIDEND
1996                                                                                 HIGH               LOW             DECLARED
------------------------------------------------------------------------------------------------------------------------------------
First Quarter                                                                    $  32.000        $   29.750            $   0.32
Second Quarter                                                                      32.000            29.750                0.32
Third Quarter                                                                       32.000            31.000                0.32
FOURTH QUARTER                                                                      35.000            32.000                0.32
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL                                                                                                            $   1.28
====================================================================================================================================
                                                                                                                          CASH
                                                                                                                        DIVIDEND
1995                                                                                 HIGH               LOW             DECLARED
------------------------------------------------------------------------------------------------------------------------------------
First Quarter                                                                    $  25.250        $   24.625            $   0.28
Second Quarter                                                                      26.500            25.250                0.28
Third Quarter                                                                       32.000            25.250                0.28
FOURTH QUARTER                                                                      32.000            29.750                0.28
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                                             $   1.12
====================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SUMMARY

Smithtown Bancorp is a one-bank holding company formed in 1984. Its income is derived solely from the operations of its sole subsidiary, Bank of Smithtown. The Bank operates seven full service offices in the north central region of Suffolk County, and offers a full line of consumer and commercial products, including a Trust and Investment Management Division. Bank of Smithtown is committed to providing increased shareholder value through superior customer service, efficiency of operations and financial products especially geared toward the community which we serve. 1997 was an outstanding year for the Bank. Assets grew from $181,629,049 at year end 1996 to $197,656,435 at year end 1997, an increase of 8.82%. Net income reached an 88 year record high level of $3,320,819, an increase of 94.71% over 1996. The Bank's stock price climbed from $32 per share at December 1996 to $85 per share at year end 1997, a very strong indicator of the strength and confidence in our institution.

During 1997, the Bank continued to strengthen and enhance its existing product lines, and also introduced new products and services in response to our customers' requests. We continued to originate residential mortgage loans which were sold in the secondary market. The Bank also developed a home equity product "Home Advance," in response to customer requests for a source of funds to improve their homes or to use for other personal expenditures. We also installed a voice response unit "CHATS," in order to provide deposit and loan information and transaction ability 24 hours a day, 7 days a week to our customer base. In the short time during which this telephone system has been fully operational, the number of calls received has increased dramatically. Although the Bank is committed to providing technology solutions to a changing customer base which works non-traditional hours, travels more often, and is unquestionably more computer literate, we will never lose sight of the value of providing one on one customer-employee contact for any of our customers who prefer to conduct their business in this manner. Our Preferred Professional and Preferred Platinum products, packages with rate and fee incentives offered to our "total relationship" customers, have continued to show success and have increased significantly in volume. Benefits offered through "relationship banking products" will continue to be a focus for the Bank during 1998. Our Trust and Investment Management Division has also broadened its scope by providing more comprehensive and well documented investment advice, as well as additional investment alternatives. In summary, 1997 was a year of expansion in terms of products and services offered by Bank of Smithtown. Although the Bank operated in a relatively flat yield curve environment when spread management becomes more difficult and margins tighten, the Bank's profitability reached record levels. Due to our focus on a more profitable lending market (small businesses) and our relatively low cost of funds, Bank of Smithtown's margin reached 6.07%, the highest level recorded in our history.

The Bank's balance sheet changed in asset allocation during 1997. Investment securities climbed from $64,390,735 to $74,172,375 and now represents 37.53% of assets as compared to 35.45% at year end 1996. The loan portfolio remained stable during 1997, with a slight decline of 0.93% and now represents 49.60% of total assets as compared to 54.48% at December 31, 1996. Other Real Estate Owned
(OREO)  decreased  from  $5,087,707  to  $3,927,786  due to  the  sale  of  five properties with migration of four additional properties into this category. Total assets increased by 8.82% from year end 1996 to year end 1997. The composition of deposits changed dramatically during 1997. Demand deposits remained at near 1996 levels and NOW accounts increased by 5.65%. Money market accounts increased significantly from $27,412,325 to $36,326,089 at year end 1997. This represents 32.52% growth. The level of time deposits also increased during 1997 by 14.82%. This shift into money market and time accounts is partially a result of our competitive rate structure and the higher rate offerings on these products to our Preferred Platinum and Preferred Professional customers. In conjunction with the increased money market and time account volumes, the bank saw a 10.35% decline in savings accounts. Since money market accounts share some similarities with savings accounts, but paid a significantly higher rate of interest during 1997, the transfer of funds was predictable. Certain cost advantages exist to the Bank for money market accounts that are not inherent in savings accounts. As a result of continued strength and profitability of Bank of Smithtown during 1997, the Board of Directors increased dividend payments to its shareholders by 9.38%. Dividends declared during 1997 was $1.40 per share as compared to $1.28 per share in 1996. Other Borrowings increased during 1997 due to increased investments received by the Bank under the Treasury, Tax and Loan Note Option and Direct Investment Program. The Bank increased the level of these holdings in order to increase the spread income derived from the investment programs. Stockholder's Equity increased from $14,097,239 to $16,979,458, representing 20.45% growth due to the high level of net income.


INTEREST INCOME

Interest income for the years ended December 31, 1997, 1996 and 1995 was $14,601,526, $12,686,674 and $11,352,368, respectively. The largest component of interest income is interest and fees on loans. Although loan volume declined by 0.93%, interest and fee income grew by 3.62%. Average yield on the loan portfolio increased from 9.59% in 1996 to 9.98% in 1997. Interest and dividend income on the Bank's investment securities increased from $2,852,494 in 1995 to $2,876,272 in 1996 and $4,481,770 in 1997. This 57.12% growth in income corresponds to a 102.28% growth in volume. Average yield on these investment securities has increased from 6.07% in 1996 to 6.60% in 1997. This additional yield is a result of change in portfolio composition. The final components of interest income is derived from sales of Federal Funds. Although the average volume of sales declined by 11.58% from 1996 to 1997, the yield on these funds increased from 5.42% to 5.55% during 1997. This increase in yield is a result of slightly higher rates paid for these funds in 1997 as well as our management of correspondent bank sales. The resultant yield on interest-earning assets for 1997 was 8.44% as compared to 8.38% in 1996 and 8.32% in 1995.

INTEREST EXPENSE

Interest expense rose by 9.51% from 1995 to 1996 and again by 12.69% in 1997 as a result of an increased volume of interest-bearing liabilities. The increase in interest expense is due to the change in deposit composition to higher interest bearing accounts as well as the cost of borrowed funds. In spite of this increased expense, the Bank's cost of funds remains low at 3.15%.

NET INTEREST INCOME

Net interest income remains the largest contributor to net income and represents 79.86% of total income. The Bank's spread on interest-earning assets reached 6.07% during 1997, an increase of 10 basis points over 1996. This was accomplished by us in spite of the flat yield curve environment of 1997. We have been able to produce higher yields on earning assets while maintenance a relatively low cost of funds. We make a majority of our loans to a profitable segment of the lending market of small businesses and builders. The service we provide our customers in conjunction with competitive rates has also proven to be a necessary combination which has allowed us to keep our funding costs lower. As the larger banks become even larger, they have tended to lose sight of the necessity of quality customer service, and as result, our market share has increased. The communities we service place high value in customer service, at times even in preference to slightly higher rates offered by the larger banks. While the Bank remains committed to providing a high level of customer service, this has in no way replaced our competitive rate structure on deposit accounts. It is through relationship pricing that Bank of Smithtown customers are able to earn the highest rates.

The tables below show a comparative analysis of the major areas of interest income, interest expense and resultant changes in net interest income. Variances in rate volume relationships have been allocated to the rate.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

                                                               1997                                           1996
---------------------------------------------------------------------------------------       --------------------------------------
(IN THOUSANDS)                                    AVERAGE                       AVERAGE       AVERAGE                      AVERAGE
TAX EQUIVALENT BASIS                              BALANCE       INTEREST        RATE(%)       BALANCE        INTEREST      RATE(%)
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
  Investment Securities:
    Taxable                                   $    65,103     $    4,173           6.41    $   42,780      $   2,582          6.04
    NONTAXABLE                                      5,213            468           8.98         4,814            445          9.24
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT SECURITIES                      70,316          4,641           6.60        47,594          3,027          6.36
-----------------------------------------------------------------------------------------------------------------------------------
  Balances Due from Banks                             131              6           4.58            27              1          3.70
  Total Net Loans                                  97,484          9,732           9.98        97,901          9,391          9.59
  FEDERAL FUNDS SOLD                                6,884            382           5.55         7,681            417          5.42
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Earning Assets                   174,815         14,761           8.44       153,203         12,836          8.38
  NON-INTEREST-EARNING ASSETS                      17,120              0           0.00        17,897              0          0.00
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                           $   191,935         14,761           7.69    $  171,100      $  12,836          7.50
===================================================================================================================================

LIABILITIES
Interest-Bearing Liabilities:
Savings Deposits (including
    NOW)                                     $     58,814    $      967           1.64     $  60,578       $   1,299          2.14
Money Market Accounts                              33,636         1,137           3.38        26,627             834          3.13
 CERTIFICATES OF DEPOSIT                           31,079         1,587           5.11        27,874           1,407          5.05
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits                                        123,529         3,691           2.99       115,079           3,540          3.07
Securities Sold Under
  Agreements to Repurchase                          2,800           174           6.21         1,645             101          6.14
OTHER BORROWINGS                                    5,502           287           5.22           848              44          5.19
-----------------------------------------------------------------------------------------------------------------------------------
                                                               1997                                           1996
--------------------------------------------------------------------------------------        --------------------------------------
(IN THOUSANDS)                                    AVERAGE                       AVERAGE       AVERAGE                      AVERAGE
TAX EQUIVALENT BASIS                              BALANCE       INTEREST        RATE(%)       BALANCE        INTEREST       RATE(%)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Liabilities                                     131,831          4,152          3.15       117,572          3,685          3.13
Non-Interest Bearing
  Liabilities:
  Demand Deposits                                  43,091              0          0.00        38,425              0          0.00
  OTHER                                             1,641              0          0.00         1,927              0          0.00
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                          176,563          4,152          2.35       157,924          3,685          2.33
STOCKHOLDERS' EQUITY                               15,372              0          0.00        13,176              0          0.00
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL                                 $    191,935   $      4,152          2.16   $   171,100          3,685          2.15
===================================================================================================================================
INTEREST MARGIN                                             $      10,609                               $       9,151
Interest Spread on:
  Average Total Assets                                               5.53%                                       5.35%
  Average Total Interest-Earning Assets                              6.07%                                       5.97%

RATE VOLUME RELATIONSHIPS OF INTEREST MARGIN ON EARNING ASSETS

                                                                     1997                                    1996
                                                              INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                               DUE TO CHANGE IN                        DUE TO CHANGE IN

                                                                                       NET                                      NET
(IN THOUSANDS)                                            VOLUME         RATE        CHANGE        VOLUME         RATE        CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Investment Securities:
  Taxable                                             $    1,347   $       244   $     1,591   $      (94)   $      142   $      48
  NONTAXABLE                                                  37           (14)           23          (41)            4         (37)
------------------------------------------------------------------------------------------------------------------------------------
       Total Investment Securities                         1,384           230         1,614         (135)          146          11
Total Net Loans                                              (40)          380           340        1,254          (140)      1,114
Federal Funds Sold                                           (43)            8           (35)         232           (37)        195
BALANCES DUE FROM DEPOSITORY INSTITUTIONS                      4             1             5            0             1           1
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-EARNING ASSETS                       1,305           619         1,924        1,351           (30)      1,321
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Savings Deposits                                           (38)         (294)         (332)           4           (95)        (91)
  Money Market Accounts                                      220            83           303          114             4         118
  CERTIFICATES OF DEPOSITS                                   162            18           180          295           (28)        267
------------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing
         Deposits                                            344          (193)          151          413          (119)        294
Securities Sold Under Agreements
  to Repurchase                                               71             2            73           (3)           (3)         (6)
OTHER BORROWINGS                                             242             1           243           36            (7)         29
------------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing
         LIABILITIES                                         657          (190)          467          446          (129)        317
------------------------------------------------------------------------------------------------------------------------------------
       Changes in Interest Margin                     $      648   $       809   $     1,457   $      905    $       99   $   1,004
====================================================================================================================================

OTHER OPERATING INCOME

The schedule  below  details  items of  non-interest  income for the years ended December 31, 1997, 1996 and 1995.

                                                                                1997              1996                   1995
------------------------------------------------------------------------------------------------------------------------------------
  Trust and Investment Management Department Income                        $   364,600     $     434,069          $     401,811
  Service Charges on Deposit Accounts                                        1,518,765         1,337,449              1,278,668
  Other Income                                                                 751,137           540,588                482,538
  INVESTMENT SECURITY GAINS                                                          0            16,724                  1,393
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL                                                              $  2,634,502     $   2,328,830          $   2,164,410
====================================================================================================================================

Other Operating Income increased by 13.13% from year end 1996 to year end 1997. Service charges on deposit accounts is the primary contributor to non-interest income. Its increase of 13.56% over 1996 income is a result of restructured service charge fees as well as our increased commitment to their collection. One additional ATM was installed at our Hauppauge location this year, which increased the Bank's ATM network to four machines. The fee income generated by these ATM machines increased 33.05% over 1996 income to $44,666 this year. Loan fees is another major contributor to noninterest income, and for the year ended December 31, 1997, loan fees collected totaled $492,243, an increase of 60.49% over 1996.

OTHER OPERATING EXPENSES

Detailed below are the components of the Other Operating Expenses for the years ended December 31,

                                                                                  1997                 1996                 1995
------------------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES
  Salaries                                                                 $   2,949,150        $   3,379,214        $   3,470,680
  Pensions and Other Employee Benefits                                           669,919              717,516              761,577
  Net Occupancy Expense of Bank Premises                                         874,033            1,130,358              944,571
  Furniture and Equipment Expense                                                589,897              637,029              622,775
  OTHER EXPENSES                                                               1,793,602            2,393,013            1,922,109
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL                                                               $   6,876,601        $   8,257,130       $    7,721,712
====================================================================================================================================

Other Operating Expenses represent various categories of noninterest expense. These expenses declined by 16.72% from 1996. Salary and benefit expense decreased for the fourth consecutive year, a result of our commitment to maintaining appropriate staffing levels while continuing to provide the high level of customer service which our depositors have become accustomed. Careful scrutiny of benefit plans offered to our employees has resulted in increased levels of benefits with reductions in cost. Net occupancy expense decreased by 22.67% from 1996 due primarily to an adjustment in real estate taxes on bank properties as well as the recognition of benefits resulting from building improvements done throughout 1997. Expenses related to the maintenance of Other Real Estate Owned during 1997 increased slightly from $113,183 to $120,254. The loss on Other Real Estate Owned, the expense account used to provide for declining values in OREO properties totaled $93,172 during 1997 as compared to $209,000 during 1996. The Valuation Reserve Account serves as a cushion for sales of Other Real Estate Owned properties below their carrying value. The level of this reserve is determined by management's evaluation of these properties based on current appraisals. At year end through the $93,172 loss on OREO expense account, the Valuation Reserve reached a level of $429,232, an amount deemed adequate by management to protect the Bank against any future losses on sales of these properties. Miscellaneous Operating Expenses decreased by 25.05% for the year ended December 31, 1997 due to tight expense control throughout the Bank. A major component of Miscellaneous Expenses is the Provision for Loan Loss expense account which provides coverage for losses in the Bank's loan portfolio. Based on both the size of the loan portfolio and the volume of nonperforming loans, management felt it prudent to reserve $805,000 this year as compared to $451,000 during 1996. The level of the Allowance for Possible Loan Losses has been reviewed and deemed adequate by management.

NET INCOME

Net income for 1997 reached $3,320,819 as compared to $1,705,498 in 1996 and $1,471,381 in 1995. Growth in earnings has been 125.69% since 1995. This record high level of net income has been the result of increased investment and loan income, and reduced operating expenses. A new budget process was developed during 1997 and its implementation produced very positive results. Expenses were very closely monitored by staff members. By linking salary increases and incentive pay to the adherence to budget constraints, results were material, and the contribution to the Bank's bottom line of these reduced operating expenses was significant. Efficiencies have increased in opposite proportion to reduced expenses. The Bank's efficiency ratio, which measures the amounts of expense required to produce $1.00 of income, is now at 52%. During 1996 and 1995 this ratio was 72% and 75%, respectively. Two highly recognized indicators of overall strength of a bank are derived from its net income. The first indicator is the bank's return on average assets (ROAA) ratio which indicates how efficiently the bank is employing its assets. For 1995, 1996 and 1997, Bank of Smithtown's ROAA was 0.94%, 1.00% and 1.73% an 84.04% increase over the three year period. The second indicator of overall strength of a bank, in particular shareholder value, is return on average equity (ROAE) which indicates the degree of capital utilization. ROAE for 1995, 1996 and 1997 was 11.82, 12.94 and 21.60,
respectively, an increase of 82.74% over the three year period. The strength of these two ratios, in conjunction with other results attained during 1997 have placed Bank of Smithtown in the number one position among 71 similarly sized community banks throughout New York State.

INVESTMENT SECURITIES

Investments at December 31, 1997 totaled $74,172,375 as compared to $64,390,735 at year end 1996 an increase of 15.19%. During 1997, the proceeds primarily from the maturities of agency securities were used to purchase $3,000,000 in Treasury Notes, $7,500,000 in GNMA Adjustable Rate Mortgages, $2,500,000 in GNMA Fixed Rate Mortgages and $2,000,000 in municipal bonds. Of the $74,172,375 investment portfolio, 78.84% is classified as Available to Sale (AFS) and 21.16% as Held to Maturity (HTM). The majority of the portfolio is classified AFS so as to provide additional liquidity potential for the Bank as these securities may be sold, if necessary. However, it remains management's intent to hold most securities to maturity. The composition of the portfolio has changed only slightly, with U.S.Treasury notes representing 11.03%, U.S. Government Agencies representing 20.56%, Mortgage Backed Securities 58.55% and Municipal Bonds 8.71%, Other Securities consist of $127,200 of Federal Reserve Stock, $699,600 of Federal Home Loan Bank Stock, and $30,000 of other equity investments. The Federal Reserve Bank and Federal Home Loan Bank Stock are restricted. As can be seen from the accompanying data the weighted average maturity of the entire investment portfolio has remained the same as it was in 1996, 14 years, 7 months. Although this average maturity has increased over the past three years, the actual maturity or average like of the portfolio remains considerably shorter due to paydowns on mortgage-backed securities. The portfolio has increased in average yield from 6.36% at year end 1996 to 6.60% at year end 1997. This is primarily a result of the tax benefit accrued to the Bank from its holdings of municipal bonds.

The following schedules shows the amortized cost of all Held to Maturity Securities and estimated fair value of Available for Sale Securities as detailed in the Bank's balance sheet as of December 31:

INVESTMENT SECURITIES HELD TO MATURITY                 1997             1996
--------------------------------------------------------------------------------
Obligations of U.S. Government                    $  2,002,757     $  2,008,366
Mortgage-Backed Securities                           7,237,038        9,003,335
OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS      6,458,344        4,996,750
--------------------------------------------------------------------------------
       TOTAL                                      $ 15,698,139    $  16,008,451
================================================================================
INVESTMENT SECURITIES AVAILABLE FOR SALE
Obligations of U.S. Government                    $ 6,175,710     $           0
Obligations of U.S. Government Agencies            15,251,638        13,563,700
Mortgage-Backed Securities                         36,190,088        34,218,784
OTHER SECURITIES                                      856,800           599,800
--------------------------------------------------------------------------------
       TOTAL                                      $58,474,236     $  48,382,284
================================================================================

The tables below set forth the investment securities by portfolio, weighted average maturity, and weighted average yield as of December 31, 1997 and 1996.

WEIGHTED AVERAGE MATURITY

INVESTMENT SECURITIES HELD TO MATURITY                                                           1997                1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              <C
Obligations of U.S. Government                                                                0 YRS. 6 MOS.      1 YR.    6 MOS.
Mortgage-Backed Securities                                                                    6 YRS. 7 MOS.     7R YRS.   8 MOS.
OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS                                               4 YRS. 1 MOS.      4 YRS.   2 MOS.
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL                                                                                  4 YRS. 9 MOS.      5 YRS.  10 MOS.
------------------------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES AVAILABLE FOR SALE
Obligations of U.S. Government                                                                2 YRS. 0 MOS.         -        -
Obligations of U.S. Government Agencies                                                       8 YRS. 6 MOS.       7 YRS.  6 MOS.
MORTGAGE-BACKED SECURITIES                                                                   23 YRS. 8 MOS.      21 YRS.  8 MOS.
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL                                                                                 17 YRS. 4 MOS.      17 YRS.  7 MOS.
------------------------------------------------------------------------------------------------------------------------------------
       Total Investment Securities                                                           14 YRS. 7 MOS.      14,YRS.  7 MOS.
====================================================================================================================================

WEIGHTED AVERAGE YIELD

                                                                                                                      WEIGHTED
                                                                              AMORTIZED          ESTIMATED             AVERAGE
SECURITIES HELD TO MATURITY                                                     COST             FAIR VALUE           YIELD (%)
------------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government:
    Within 1 year                                                           $  2,002,757     $   1,996,090                5.31
Mortgage-Backed Securities:
    After 1 year, but within 5 years                                           3,012,964         2,981,703                5.81
    After 5 years, but within 10 years                                         1,326,951         1,311,625                5.00
    After 10 years                                                             2,897,123         2,890,613                6.50
Obligations of State and Political Subdivisions:
    Within 1 year                                                                564,903           569,175                6.17
    After 1 year, but within 5 years                                           3,831,257          3,964,74                6.14
                                                                                                                        WEIGHTED
                                                                              AMORTIZED           ESTIMATED              AVERAGE
SECURITIES HELD TO MATURITY                                                     COST              FAIR VALUE            YIELD (%)
------------------------------------------------------------------------------------------------------------------------------------
    After 5 years, but within 10 years                                         2,016,934          2,099,292               5.27
    AFTER 10 YEARS                                                                45,250             48,719               5.94
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                $ 15,698,139     $   15,861,965               5.83
====================================================================================================================================

INVESTMENT SECURITIES AVAILABLE FOR SALE
Obligations of U.S. Government:
    After 1 year, but within 5 years                                        $  6,142,129     $   6,175,710                7.19
Obligations of U.S. Government Agencies:
    After 1 year, but within 5 years                                           1,000,000           995,350                5.96
    After 5 years, but within 10 years                                        11,535,300        11,598,685                7.61
    After 10 years                                                             2,639,856         2,657,603                8.18
Mortgage-Backed Securities:
    Within 1 year                                                              3,696,671         3,685,892                5.66
    After 1 year, but within 5 years                                             801,610           798,484                6.00
    AFTER 10 YEARS                                                            31,372,441        31,705,712                7.02
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                $ 57,188,007     $  57,617,436                7.09
====================================================================================================================================

LOANS

The Bank's loan portfolio at December 31, 1997 and 1996 (net of unearned income) was $99,713,203 and $100,577,940, respectively. The classification of the portfolio is as follows:

                                                                             1997              %              1996            %
-----------------------------------------------------------------------------------------------------------------------------------

Real Estate Loans, Construction                                        $   13,032,541         12.98      $   8,180,276        8.09
Real Estate Loans, Other:
    Commercial                                                             43,520,062         43.35         43,071,726       42.58
    Residential                                                            12,506,653         12.46         14,074,208       13.91
Mortgage Loans Held for Sale                                                        0          0.00            495,000        0.49
Commercial and Industrial Loans                                            23,745,418         23.65         23,458,052       23.19
Loans to Individuals for Household,
    Family and Other Personal Expenditures                                  7,492,586          7.46         11,543,331        11.41
ALL OTHER LOANS (INCLUDING OVERDRAFTS)                                        106,272          0.10            328,078         0.33
------------------------------------------------------------------------------------------------------------------------------------
       Total Loans                                                     $  100,403,532        100.00      $ 101,150,671       100.00
====================================================================================================================================

The largest areas of growth within the portfolio remain in the construction and commercial real estate loan categories. Average yield on the entire loan portfolio for 1997 was 9.98% as compared to 9.59% during 1996. Of the $99,713,203 portfolio, 76.48% are adjustable rate products and 23.52% fixed rate loans. The Bank has entered into various participation agreements with other local Long Island banks in order to provide funding for high quality commercial real estate loans, yet still avoid any risk of credit concentration. These participation loans totaled $18,519,418 for Bank of Smithtown at December 31, 1997. The majority of other loans made by Bank of Smithtown are to residents located within the Bank's primary lending area. Credit is extended to a wide spectrum of borrowers, including individuals, non-profit and religious organizations and small to middle market businesses. Although real estate loans comprise a majority of the portfolio, credit risks are minimized through low loan to value ratios, thorough credit investigations, current appraisals and periodic review by a loan review consultant.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 1997:

                                                                                     AFTER ONE
                                                                       WITHIN         YEAR BUT            AFTER
                                                                        ONE          WITHIN FIVE          FIVE
(IN THOUSANDS)                                                          YEAR           YEARS              YEARS          TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Commercial (and all other
    loans including overdrafts)                                     $  12,630       $      0            $     0         $12,630
REAL ESTATE - CONSTRUCTION                                              9,576          3,457                  0          13,033
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                               $  22,206       $  3,457            $     0         $25,663
====================================================================================================================================

DEPOSITS

Average deposits for 1997 were $166,619,073 as compared to $154,290,130 in 1996. Year end 1997 deposits increased by $9,267,180 or 5.83% over year end 1996. The largest increase in deposit accounts during 1997 were in money market accounts and certificates of deposit. The Bank's interest rate structure shifted during 1997, with lower rates paid for savings deposits and higher rates for money market accounts. The benefits offered to Preferred Platinum and Professional Account holders was also responsible for the increase in money market accounts and certificates of deposit.

AVERAGE BALANCE
(IN THOUSANDS)                                           1997             1996
--------------------------------------------------------------------------------
Demand (Non-Interest Bearing)                      $    42,664    $    38,425
Money Market                                            33,636         26,627
Savings (including NOW)                                 58,814         60,578
TIME                                                    31,506         28,660
--------------------------------------------------------------------------------
Total Deposits                                     $    166,620   $   154,290
================================================================================

At December 31, 1997, the remaining maturities of the Bank's Certificates of Deposit in amounts of $100,000 or greater were as follows:

(IN THOUSANDS)
3 months or less......................................................  $ 3,997
Over 3 through 6 months...............................................    1,098
Over 6 through 12 months..............................................    1,102
OVER 12 MONTHS........................................................    2,577
--------------------------------------------------------------------------------
Total                                                                  $  8,774
================================================================================

OTHER BORROWINGS

Borrowings increased slightly due to increased investments made by the U.S. Treasury under the Treasury Tax and Loan Note Option Depository Program and Direct Investment Program. These investments provide a twenty-five basis point spread to the Bank and are available to us at the discretion of the U.S. Treasury. These funds are invested at Bank of Smithtown when the Treasury has excess funds and are returned to them as needed. One repurchase agreement remains outstanding as of December 31, 1997 totaling $2,800,000 with a maturity date of May 1998, carrying a 6.16% interest rate. The Bank also has one outstanding advance from the Federal Home Loan Bank. Advances represent loan agreements with stated maturities and interest rates. At year end 1997, Bank of Smithtown had one advance totaling $3,000,000 with a call date of December 1999, and stated maturity date of December 2001. This advance carries a 5.56% interest rate.

LIQUIDITY AND RATE SENSITIVITY

Liquidity provides the source of funds for anticipated or unanticipated deposit outflow and loan growth. The Bank's primary source of liquidity include deposits, repayments of loan principals, maturities of investment securities, principal reductions on mortgage-backed securities, overnight federal funds sold and borrowings. The primary factor effecting these sources of liquidity is the market rate of interest, which can cause fluctuations in deposits as well as prepayments on loans and mortgage-backed securities. The method by which the Bank controls its liquidity and interest rate sensitivity is through asset/liability management. The goal of asset/liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset/liability management is of great concern to management and is reviewed on an ongoing basis. The President, Chief Financial Officer and Chief Lending Officer serve on the Asset/Liability Management Committee. The addition of adjustable rate products in the loan and investment portfolio is one method employed to reduce interest rate risk. Laddered maturities of investment securities is still another asset/liability management strategy for interest sensitivity reduction. The ability of management to reprice deposits on a frequent basis is also important for Balance Sheet Management. Semi annually, the Bank collects the necessary information to run an Income Simulation Model, which tests our sensitivity to upward and downward interest rate fluctuations. The rate fluctuations used in the model are large and immediate, and actually reflect the Bank's earnings under these simulations. The results of both income simulations performed during 1997 reflected minimal sensitivity to any rate fluctuations. Interest margins and net income remain consistent regardless of changes in market interest rates. These models lead to investment, loan and deposit strategies for earnings maximization with acceptable risk levels.



The following table details the interest rate sensitivity of the Bank over various periods as of December 31, 1997.

                                                  THREE
                                                  MONTHS      SIX        TOTAL      ONE YEAR   THREE YEARS
                                       THREE      THROUGH    MONTHS     SENSITIVE   THROUGH    THROUGH    OVER
                                       MONTHS     SIX       THROUGH     WITHIN      THREE      FIVE       FIVE      ALL
(IN THOUSANDS)                1 DAY    OR LESS    MONTHS    ONE YEAR    ONE YEAR    YEARS      YEARS      YEARS    OTHER(1)   TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets $38,719  $ 12,408  $ 16,272  $ 26,849   $ 94,248   $ 49,416  $ 16,784   $ 19,872   $ 2,450  $ 182,770
Total Interest Bearing
 Liabilities and
 Demand Deposits (2)            6,129    19,236    17,453    22,741     65,559     55,552    37,054          0    21,283    179,448
Interest Sensitivity
 Gap Per Period                32,590    (6,828)   (1,181)    4,108     28,689     (6,136)  (20,270)    19,872   (18,833)     3,322
Cumulative Interest
  Sensitivity Gap              32,590    25,762    24,581    28,689     28,689     22,553     2,283     22,155     3,322      3,322
Percent of Cumulative
 Gap to Total Assets            16.49%    13.03%    12.44%    14.51%     14.51%     11.41%     1.16%     11.21%     1.68%      1.68%

(1) INCLUDES INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES THAT DO NOT REPRICE PLUS $1,593,264 IN NON-ACCRUAL LOANS.

(2) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER A 2 YEAR PERIOD. SAVINGS ACCOUNTS AND NOW ASSUMED TO DECLINE OVER A 5 YEAR PERIOD. DEMAND DEPOSITS ARE SPREAD BASED ON HISTORICAL EXPERIENCE.

STOCKHOLDERS' EQUITY

Shown below are the components of Stockholders' Equity as of December 31:

                                                                                                   1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Common Stock - $5.00 Par Value (1,500,000 shares authorized 447,955 issued)                  $  2,239,775          $ 2,239,775
Capital Surplus                                                                                 1,993,574            1,993,574
Unrealized Gain on Securities Available for Sale                                                  249,068               81,093
RETAINED EARNINGS                                                                              12,943,680           10,229,436
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                   17,426,097           14,543,878
LESS:  TREASURY STOCK (14,687 SHARES AT COST)                                                     446,639              446,639
------------------------------------------------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                                            $ 16,979,458          $14,097,239
====================================================================================================================================

Stockholders' Equity increased by $2,882,220 or 20.45% during 1997. The increase in retained earnings was the result of $3,320,819 of net income and $606,575 of dividends declared.

Capital ratios are regarded as one of the most important indications of a banking institution's strength. There are two capital ratios that are most significant: leverage ratio and total risk based capital ratio. The leverage ratio at year end 1997 was 8.01%. The required minimum leverage ratio of Bank of Smithtown is 4.00%. Total risk based capital ratio at year end 1997 was 15.63% compared to 13.58% at year end 1996. The minimum required ratio is 8.00%. By all guidelines, the Bank's capital position is considered extremely strong.

ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Allowance for Possible Loan Loss Account at year end 1997 was $1,677,594 as compared to $1,622,572 at year end 1996. The change in the Allowance Account is the result of net charge-offs totaling $177,322 and a Provision for Possible Loan Losses of $805,000.

The following tables describe the activity in the Allowance Account for the years ended December 31:

(IN THOUSANDS)                                                                                             1997               1996
------------------------------------------------------------------------------------------------------------------------------------

Allowance for Possible Loan Losses at Beginning of
    PERIOD                                                                                              $ 1,623             $1,430
------------------------------------------------------------------------------------------------------------------------------------
Loans Charged Off:
    Commercial                                                                                              181                 13
    Real Estate                                                                                             382                 63
    CONSUMER                                                                                                286                123
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL LOANS CHARGED-OFF                                                                              849                199
------------------------------------------------------------------------------------------------------------------------------------
Recoveries on Amounts Previously Charged-Off:
    Commercial                                                                                                4                  2
    Real Estate                                                                                              60                 13
    CONSUMER                                                                                                 35                  7
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL RECOVERIES                                                                                      99                 22
------------------------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS                                                                                             750                177
------------------------------------------------------------------------------------------------------------------------------------
Current Year's Provision for Possible Loan Losses                                                           805                370
RESERVE FOR POSSIBLE LOAN LOSSES AT END OF PERIOD                                                      $  1,678             $1,623
------------------------------------------------------------------------------------------------------------------------------------
Total Loans:
    Average (Net of Unearned Discount and Allowance
    FOR POSSIBLE LOAN LOSS)                                                                            $ 97,484          $  97,901
------------------------------------------------------------------------------------------------------------------------------------
    End of Period (Net of Unearned Discount)                                                           $ 99,713           $100,578
====================================================================================================================================

RATIOS:                                                                                                    1997               1996
------------------------------------------------------------------------------------------------------------------------------------

Net Loans Charged-Off to:
    Average Loans                                                                                          0.77%              0.18%
    Loans at End of Period                                                                                 0.75               0.18
    Allowance for Possible Loan Losses                                                                    44.70              10.91
    Provision for Possible Loan Losses                                                                    93.17              47.84
Last Year's Charge-Off to this Year's Recovery                                                           201.01             340.91
Allowance for Possible Loan Losses at Year End To:
    Average Loans (Net of Unearned Discount)                                                               1.70               1.63
    End of Period Loans (Net of Unearned Discount)                                                         1.68               1.61

The following table shows the Bank's non-accrual and contractually past due loans:

                                                                                          AT DECEMBER 31,
(IN THOUSANDS)                                             1997         1996          1995          1994           1993
------------------------------------------------------------------------------------------------------------------------------------

Accruing Loans Past Due 90
    Days or More                                         $  432       $    3     $      90     $      97     $      418
NON-ACCRUAL LOANS                                         1,593        2,001         2,849         1,214          1,496
------------------------------------------------------------------------------------------------------------------------------------
       Total                                             $2,025       $2,004     $   2,939     $   1,311     $    1,914
====================================================================================================================================

For 1997 and 1996 the difference between interest income on non-accrual loans and income that would have been recognized at original contractual rates and terms is $94,872 and $143,045, respectively.

The composition of Other Real Estate Owned at December 31, 1997 is as follows:
--------------------------------------------------------------------------------
Commercial                                                    $         321,919
Commercial Land                                                       2,835,831
SINGLE FAMILY                                                           770,036
--------------------------------------------------------------------------------
    Total                                                     $       3,927,786
================================================================================

The  value  of Other  Real  Estate  Owned  shown  above is net of the  Valuation
Reserve.

IMPACT OF YEAR 2000 COMPLIANCE

During 1997, and for the next two years, the Bank will be devoting necessary resources toward Year 2000 compliance. All date-sensitive hardware, software and miscellaneous environmental systems will be evaluated, and in accordance with our Year 2000 Strategic Plan will be upgraded or replaced with compliant systems. A team consisting of members of Senior Management, as well as Board of Director representatives is committed to completing the Assessment Phase of the project and beginning the Validation and Renovation Phases during 1998. These two Phases in addition to the Implementation Phase will be completed prior to year end 1999. As of year end 1997, the expenses related to full Year 2000 compliance are anticipated to be minimal. The Bank intends to keep our shareholders informed as we progress through the Phases toward compliance.

                               CORPORATE DIRECTORY


SMITHTOWN BANCORP AND                 Bank of Smithtown                                  Bank of Smithtown
                                      Officers                                           Corporate Headquarter's
DIRECTORS                             Bradley E. Rock                                    SMITHTOWN, NY 11787-2801
Bradley E. Rock, Chairman             Chairman, President                                One East Main Street
Patrick A. Given                      & Chief Executive Oficer                           (516) 360-9300
James H. Glamore
Edith Hodgkinson                      Anita M. Florek                                    Centereach, NY 11720-3501
Augusta Kemper                        Executive Vice President                           1919 Middle Country Road
Attmore Robinson, Jr.                 & Chief Financial Officer                          (516) 585-6644
Charles E. Rockwell
Robert W. Scherdel                    Thomas J. Stevens                                  Commack, NY 11725-3097
Barry M. Seigerman                    Executive Vice President                           202 Jericho Turnpike
                                      & Chief Lending Officer                            (516) 2657922

SMITHTOWN BANCORP                     Cynthia Vernuanc                                   Hauppauge, NY 11788-4346
                                      Senior Vice President,Marketing                    548 Route 111
OFFICERS                              & New Business Development                         (516 265-7922
Bradley E. Rock
CHAIRMAN, PRESIDENT                   Ellen Metzger                                      Kings Park, NY 11754-3811
& CHIEF EXECUTIVE OFFICER             Vice President, Marketing & Training               14 parks Drive
                                                                                         (516) 269-4900
Anita M. Florek
EXECUTIVE VICE PRESIDENT              Rosanna Dill                                       Lake Grove, NY 11755-2107
& TREASURER                           Vice President, Human Resources                    2921 Middle Country Road
                                                                                         (516) 588-0700
Rosanna Dill
VICE PRESIDENT                        Edward Benedetto                                   Northport, NY 11768-3151
                                      Vice President & Auditor                           836 Fort Salonga Road
Judith Barber                                                                            (516) 262-1353
CORPORATE SECRETARY                   Colette Masom
                                      Vice President & Comptroller
INDEPENDENT AUDITORS
                                      Vice Presidents                                     Annual Meeting
Albrecht, Viggiano,                   Gerald Duggan                                       The Annual Meeting of Stockholders
Zureck & Company, P.C.                Patricia Guidi                                      of Smithtown Bancorp will be held
                                      Elizabeth Woreth                                    on Tuesday,April 7, 1998
GENERAL COUNSEL                                                                           at 10:30 AM, at the:
Patricia C. Delaney, Esq.             Andrew J. Enrico, Trusr Officer                     Smithtown Landing Country Club
                                                                                          495 Landing Avenue
                                      Carol Schofield, Ass't Trust Officer                Smithtown, New York 11787

                                      Judith Barber,Corporate Secretary                   Register and Transfer Agent
                                      & Cashier                                           Bank of Smithtown
                                                                                          One East Main Street
                                      Managers                                            Smithtown, New York 11787-2801
                                      Ann Marie Bove
                                      Nancy Bradley
                                      Carol Ann Brennan                                   10-KSB Report
                                      Constance Lynch                                     The annual report to the Securities and
                                      Lisa McCulloch                                      Exchange Commission, From 10-KSB
                                      Connie Ponticello                                   will be made available upon request by
                                      Jeanne Quortrop                                     contacting:
                                      Sylvia Scheick                                      Judith Barber,Corporate Secretary
                                                                                          Smithtown Bancorp
                                                                                          One East Main Street
                                                                                          Smithtown, New York 11787-2801
                                      Assistant Managers
                                      Helene Caspar
                                      Annette Graham
                                      Phyllis Kaiserman
                                      Faith Lonieski                                      Member Federal Reserve System and
                                      Mae Russo                                           Federal Deposit Insurance Corporation
                                      Beth Tramontana




                              ONE EAST MAIN STREET
                         SMITHTOWN, NEW YORK 11787-2801

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                                   To Be Held
                             TUESDAY, APRIL 7, 1998

The Annual Meeting of Shareholders of Smithtown Bancorp (the "Bancorp"), will be held at the Smithtown Landing Country Club, 495 Landing Avenue, Smithtown, New York, on April 7, 1998, at 10:30 AM, for the following purposes:

1. The election of three directors to serve a term of three years.

2. To consider and vote upon a proposal to amend Bancorp's Certificate of Incorporation to effect a two-for-one stock split by changing the number of authorized Common Shares, par value $5.00, from 1,500,000 shares to 3,000,000 shares, par value $2.50; and

3. To approve the appointment of Albrecht, Viggiano, Zureck & Company, P.C. as independent auditors for the year ending December 31, 1998.

4. To transact such other business as may properly come before the meeting for any adjournment thereof.

Pursuant to a resolution of the Board of Directors adopted at the Board of Directors meeting on January 27, 1998, only shareholders of record at the close of business on February 23, 1998, shall be entitled to notice of and to vote at this meeting.

Dated:  March 2, 1998
Smithtown, New York

                                              BY ORDER OF THE BOARD OF DIRECTORS

                                                                 BRADLEY E. ROCK
                                                Chairman of the Board, President

                                SMITHTOWN BANCORP

                              ONE EAST MAIN STREET
                         SMITHTOWN, NEW YORK 11787-2801

                                 PROXY STATEMENT

                            GENERAL PROXY INFORMATION

This Proxy Statement (this "Proxy Statement") is furnished in connection with the solicitation by and on behalf of the Board of Directors of Smithtown Bancorp, (the "Bancorp") of proxies to be used at the Annual Meeting of Shareholders of the Bancorp to be held at the Smithtown Landing Country Club, 495 Landing Avenue, Smithtown, New York, on April 7, 1998, and at any adjournment thereof. The costs of the proxy solicitation are to be paid by the Bancorp. Bank of Smithtown (the "Bank" or "Bank of Smithtown" ) is a wholly-owned subsidiary of the Bancorp. This Proxy Statement is being mailed on or about March 2, 1998, to holders of the Common Shares.

AUTHORIZED SHARES AND VOTING RIGHTS

Holders of record of Common Shares as of the close of business on February 23, 1998 (the "Record Date"), will be entitled to vote at the meeting. Each shareholder is entitled to one vote for each share of stock held by him or her. There were 433,268 Common Shares outstanding on the Record Date.

REVOCABILITY OF PROXY

If the accompanying form of Proxy is executed and returned, it nevertheless may be revoked by the shareholder at any time before it is exercised. But if it is not revoked, the shares represented thereby will be voted by the persons designated in each such Proxy.

FINANCIAL STATEMENTS

A copy of the Bancorp's Annual Report to Shareholders, including financial statements for the fiscal year ended December 31, 1997, has been mailed herewith to the shareholders.

MATTERS TO BE VOTED ON AT THE MEETING

There are three matters that are scheduled to be voted on at the Annual Meeting. Shareholders are being asked to vote on (1) the election of three directors, (2) an amendment to the Bancorp's Certificate of Incorporation to effect a two-for-one stock split by changing the number of authorized Common Shares, par value $5.00, from 1,500,000 shares to 3,000,000 shares, par value $2.50, and (3) the approval of Albrecht, Viggiano, Zureck & Co., P.C., as the Bancorp's independent auditors for the year ending December 31, 1998.

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

With respect to the proposals referred to above, abstentions and broker non-votes will be counted as not having voted and will not be counted in determining if the plurality, with respect to (1), or the majority, with respect to (3), was obtained. With respect to proposal (2), abstentions and broker non-votes have the effect of a "No' vote.

                              ELECTION OF DIRECTORS
                                (PROPOSAL NO. 1)

The Certificate of Incorporation of the Bancorp provides that the Board of Directors shall consist of 9 members and that the directors shall be classified into three classes, each of which shall serve for a term of three years, with the term of office of one class expiring each year.

NOMINEES FOR ELECTION OF DIRECTORS

All nominees who are presently serving as directors were elected to their present term of office by the shareholders. The following directors whose terms are expiring this year, are proposed for re-election for terms expiring in 2001:

Patrick A. Given, Edith Hodgkinson and Robert Scherdel.

                                    TABLE I


                                Date                                   Experience and                        Shares of Stock
                            Directorship       Director             Principal Occupation                     Beneficially Owned (2)
Name and Age                Term Expires       Since (1)            During Past 5 Years                      #              %
------------------------------------------------------------------------------------------------------------------------------------
NOMINEES

Patrick A. Given, 53            2001             1989          Real Estate Appraiser and
                                                               Consultant; Given Associates,
                                                               located at 550 Route 111,
                                                               Hauppauge, New York.                         2,050          .47

Edith Hodgkinson, 75            2001             1979          Retired Restaurateur, active in community
                                                               non-profit organizations.                   28,203         6.50

Robert W. Scherdel, 43          2001             1996          President & CEO
                                                               Sunrest Health Facilities, Inc.              5,351         1.23


                                Date                           Experience and                                  Shares of Stock
                            Directorship       Director        Principal Occupation                        Beneficially Owned (2)

Name and Age                Term Expires       Since (1)       During Past 5 Years                                 #          %
------------------------------------------------------------------------------------------------------------------------------------

DIRECTORS CONTINUING IN OFFICE

James H. Glamore, 78            1999             1979          President, Glamore Motor Sales, Inc.
                                                               (automobile sales), until retirement
                                                               in 1996                                           4,752      1.09

Barry M. Seigerman, 57          1999             1993          Chairman & Chief Executive
                                                               Officer Seigerman-Mulvey, Co., Inc.,
                                                               Insurance Brokers, located at
                                                               31 Research Way, East Setauket,
                                                               New York.  Active in business
                                                               and community non-profit
                                                               organizations.                                      917       .21

Augusta Kemper, 75              1999             1992          Horticulturist and Owner of Kemper
                                                               Nurseries until retirement in 1985.              24,933      5.75

Attmore Robinson, Jr., 86       2000             1948          Partner, Elzon & Robinson,
                                                               Real Estate Brokers, until
                                                               retirement in 1993.                               9,263      2.13


Bradley E. Rock, 45             2000             1988          Chairman of the Board, President
                                                               & Chief Executive Officer of the
                                                               Bancorp and the Bank.                             2,492      .57

Charles E. Rockwell, 81         2000             1984          Retired in 1976.  Formerly a
                                                               commercial airline captain. Active
                                                               in community non-profit
                                                               organizations.                                   4,418      1.01

1) Each director of the Bancorp is also a director of Bank of Smithtown. The dates given are the dates on which the director first served as a director of Bank of Smithtown.

2) These figures include Common Shares owned by family members of directors as to which each of the directors disclaim any beneficial ownership. Mrs. Hodgkinson's shares include shares held by Bank of Smithtown as Trustee under the Last Will and Testament of Carlyle Hodgkinson. The amount of Common Shares beneficially owned and listed in the table above is provided as of February 23, 1998.

BOARD OF DIRECTORS

The Board of Directors holds regular monthly meetings. The Board held twelve meetings during 1997 in addition to one special meeting of Bank of Smithtown and one special meeting of Smithtown Bancorp. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and the committee or committees thereof on which such director served during 1997.

COMMITTEES OF THE BOARD

The Board of Directors has established a number of committees to assist it in the discharge of its responsibilities.

The Audit Committee, consisting of eight directors, had four meetings in 1997. The chairman of the committee is Attmore Robinson, Jr. The committee reviews
results  of  regulatory   examinations,   internal  audits  and  audits  of  the
independent auditor in conformance with regulations of the New York State Banking Department and the laws of the State of New York. Current members of this committee are James H. Glamore, Edith Hodgkinson, Augusta Kemper, Attmore Robinson, Jr., Charles E. Rockwell, Patrick A. Given, Barry M. Seigerman and Robert Scherdel.

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

DIRECTOR COMPENSATION

Directors of the Bank received a fee of $600 per month from January 1997 through April 1997. Effective May 1, 1997, the Director's fees were increased to $750 per month. The members of the Directors Loan Committee who are not officers of the Bank and who were appointed to the committee prior to May 1, 1996, also received a monthly fee of $300 for committee membership. The total amount of directors' fees paid during 1997 was $86,400.00.

   THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE ELECTION OF ALL NOMINEES .

                         (PROPOSAL NO. 1 ON THE PROXY).

             AMENDMENT TO THE BANCORP'S CERTIFICATE OF INCORPORATION
                              TO EFFECT STOCK SPLIT

                                (PROPOSAL NO. 2)

The Board of Directors recommends that Article FOURTH of the Bancorp's Certificate of Incorporation be amended in order to effect a two-for-one stock split (the "Stock Split") by changing the number of shares of authorized capital stock, par value $5.00 (the "Old Common Shares"), from 1,500,000 to 3,000,000 shares, par value $2.50 (the "New Common Shares").

The following description of this proposal is qualified in its entirety by reference to the proposed amendments to Article FOURTH of the Bancorp's Certificate of Incorporation, set forth below.

At its regularly held meeting on February 24, 1998, the Board of Directors adopted a resolution recommending to the shareholders an amendment to the Bancorp's Certificate of Incorporation to effect the Stock Split (the "Stock Split Amendment").

As of February 23, 1998 the Bancorp's authorized capital stock consisted of 1,500,000 Old Common Shares, of which 433,268 Old Common Shares were issued and outstanding on February 23, 1998 and 100,000 Preferred Shares, par value $0.01 per share, none of which was issued and outstanding on February 23, 1998.

The Stock Split Amendment will not have any material impact on the aggregate capital represented by the shares of capital stock for financial statement purposes. Adoption of the Stock Split will have the effect of increasing the current amount of authorized and outstanding shares of capital stock as indicated in the table below.

In connection with the Stock Split, Old Common Shareholders would receive two New Common Shares in exchange for one Old Common Share.


                                     Before Split                                                After Split

Class of
STOCK            AUTHORIZED          PAR VALUE        OUTSTANDING                AUTHORIZED      PAR VALUE   OUTSTANDING
-----            -----------         ---------        -----------                ----------      ---------   -----------

Common          1,500,000              $5.00           433,268                    3,000,000      $2.50       866,536


The number of issued shares after the Stock Split is approximate. Except for changes resulting from the Stock Split, the rights and privileges of holders of Old Common Shares will remain the same, both before and after the filing of the Stock Split Amendment.

REASONS FOR THE STOCK SPLIT

The Board of Directors believes that it is desirable to effect the Stock Split to increase the authorized capital stock of the Bancorp in order to have such stock available for future use in connection with acquisitions, financing, employee benefit plans, stock dividends or other corporate purposes including the possible issuance in reaction to an unsolicited acquisition proposal (as set forth more fully below).

Although the Bancorp has no current plans, has made no arrangements and has not entered into any understandings whereby it would be required to issue any of the New Common Shares created by the Stock Split for any specific purpose, the Board of Directors believes that it is in the best interests of the Bancorp to effect the Stock Split with the corresponding increase in the capital stock as stated above in order to meet possible contingencies and opportunities for which the issuance of shares may be deemed advisable. From time to time the Bancorp has given, and in the future is likely to give, consideration to the feasibility of obtaining funds for appropriate corporate objectives through the public sale of equity securities. Because questions of timing are always central to whether or on what basis public financing is to be undertaken, the Bancorp wishes to obtain maximum flexibility in this regard by increasing its authorized capital stock at this time, thereby avoiding the need for, and the expense and delay occasioned by, a special shareholders' meeting to take similar actions at a later time. Other purposes for which such additional shares could be issued include: (a) the acquisition of the shares or assets of other corporations;

(b) share distributions to shareholders of the Bancorp; (c) employee benefit plans; and (d) in reaction to unsolicited acquisition proposals. In the Board of Directors' view the New Common Shares will provide greater flexibility in achieving these purposes. It is intended that the additional shares of capital stock created by the Stock Split would be subject to issuance at the discretion of the Board of Directors from time to time for any proper corporate purpose without further action by the shareholders, except as may be required by law or regulation or by the rules of any stock exchange on which the Bancorp's securities may then be listed (or by the by-laws of the National Association of Securities Dealers, Inc., if applicable at such time).

Although the Board of Directors is not aware of any effort by any person to acquire control of the Bancorp and effect a change of control of the Bancorp, the authorized but unissued shares of capital stock of the Bancorp could be used to make it more difficult to effect a change in control of the Bancorp and thereby make it more difficult for shareholders to obtain an acquisition premium for their shares. Such shares could be used to create impediments for persons seeking to gain control of the Bancorp by means of a merger, tender offer, proxy contest or other means. Such shares could be privately placed with purchasers who might cooperate with the Board of Directors in opposing such an attempt by a third party to gain control of the Bancorp. The issuance of new shares of the Bancorp could be used to dilute the stock ownership of a person or entity seeking to obtain control of the Bancorp.

The Bancorp's Certificate of Incorporation currently contains several provisions that may be deemed to have the effect of discouraging and defeating certain forms of acquisition proposals. Article SEVENTH of the Certificate of Incorporation provides for a classified board of directors comprised of three classes, each of which is elected to a three-year term. Article EIGHTH provides that certain business combinations involving the Bancorp and holders of more than 5% of the Bancorp's outstanding shares must be approved by the affirmative vote of 80% of the outstanding shares unless the Board of Directors approves the transaction prior to the time the acquiror became a 5% owner or the Board of Directors unanimously approves the transaction. Each of these provisions has previously been adopted by the shareholders. In addition, in 1997, the Bancorp adopted a shareholder rights plan, which could have the effect of discouraging unsolicited acquisition proposals.

The Board of Directors also believes that the current per share price level of the Old Common Shares has reduced the effective marketability of the shares. Many investors prefer to purchase shares in "round-lot" transactions of 100 shares or multiples thereof. A high per share price level discourages such type of transactions, thus discouraging investment in the Bancorp.

The increase in the number of common shares outstanding as a consequence of the Stock Split should decrease the per share price of the common shares, which may encourage greater interest in the New Common Shares and possibly promote greater liquidity for the Bancorp's shareholders. However, the decrease in the per share price of the Common Shares as a consequence of the Stock Split may be proportionately less than the increase in the number of shares outstanding. In addition, any increased liquidity due to any decreased per share price could be partially or entirely off-set by the increased numbered of shares outstanding after the Stock Split. Nevertheless, the Stock Split could result in per share prices that adequately compensate for the adverse impact of the market factors noted above. There can, however, be no assurance that the favorable effects described about will occur, or that any decrease in per share price of the New Common Shares resulting from the Stock Split will be maintained for any period of time.

The affirmative vote of the holders of a majority of the outstanding Common Shares is required to adopt the proposed amendments to the Certificate of Incorporation. If the amendments to Article FOURTH of the Bancorp's Certificate of Incorporation are authorized, the first sentence of Article FOURTH will read as follows:

"FOURTH: NUMBER OF SHARES. The aggregate number of shares which the corporation shall have authority to issue shall be 3,100,000, of which 3,000,000 shall be designated as Common Shares with a par value of $2.50 each and 100,000 shall be designated as Preferred Shares with a par value of one cent ($0.01) each.

            THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE PROPOSAL

               TO AMEND THE BANCORP'S CERTIFICATE OF INCORPORATION

                 TO EFFECT A TWO-FOR-ONE STOCK SPLIT BY CHANGING
               THE NUMBER OF AUTHORIZED COMMON SHARES, PAR VALUE

                  $5.00, FROM 1,500,000 TO 3,000,000, PAR VALUE

                      $2.50 (PROPOSAL NO. 2 ON THE PROXY).

                        APPROVAL OF INDEPENDENT AUDITORS
                                (PROPOSAL NO. 3)

The Audit Committee has recommended that Albrecht, Viggiano, Zureck & Co., P.C., Certified Public Accountants, continue as the independent auditors for the Bank and the Bancorp for 1998. The firm has served as the independent auditors for the Bank and the Bancorp since 1992. Representatives of the firm will be present at the annual meeting to answer questions and are free to make statements during the course of the meeting.

            THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE PROPOSAL
       TO APPROVE THE INDEPENDENT AUDITORS (PROPOSAL NO. 3 ON THE PROXY).




                             EXECUTIVE OFFICERS AND
                             PRINCIPAL SHAREHOLDERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The persons listed below are beneficial owners of more than 5% of the outstanding Common Shares of the Bancorp as of February 23, 1998.


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
51 Mills Pond Road
St. James, New York 11780-2111

The following table shows stock ownership as of February 23, 1998, of all directors and officers of the Bancorp and the Bank as a group:


                                    TABLE II


                                         NUMBER OF COMMON           PERCENTAGE
                                       SHARES BENEFICIALLY       OF OUTSTANDING
                                          OWNED (NOTE 1)          COMMON SHARES


Patrick A. Given                                 2,050                       .47
Anita M. Florek                                    792                       .18
Edith                                           28,203                      6.50
Hodgkinson                                       5,351                      1.23
Robert W. Scherdel                               4,752                      1.09
James H. Glamore                                   917                       .21
Barry M. Seigerman                              24,933                      5.75
Augusta Kemper                                   9,263                      2.13
Attmore Robinson, Jr.                            3,354                       .77
Bradley E. Rock                                  4,418                      1.01
Charles E. Rockwell                                693                       .16
Thomas J. Stevens

Eleven directors and executive officers         84,726                     19.56
of the Bancorp and the Bank as a group


Note 1 - Includes Common Shares owned by family members of directors as to which the directors disclaim any interest.

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

EXECUTIVE OFFICERS

The following table sets forth information as to executive officers of the Bancorp and the Bank as of February, 1998.

                                   TABLE III

------------------------------------------------------------------------------------------------------------------------------------
                 NAME                       AGE                                        POSITION
------------------------------------------------------------------------------------------------------------------------------------

            Bradley E. Rock                 45     Chairman of the Board, President & Chief Executive Officer of the Bancorp since
                                                   January 1992.  President of the Bancorp and the Bank October 1990 to January
                                                   1992.  Director of the Bancorp and the Bank since 1988.
------------------------------------------------------------------------------------------------------------------------------------
            Anita M. Florek                 47     Executive Vice President & Chief Financial Officer of the Bank since January
                                                   1993.  Executive Vice President & Treasurer of the Bancorp since January 1993.
                                                   Senior Vice President & Comptroller of the Bank March 1989 to January 1993.
                                                   Treasurer of the Bancorp January 1991 to January 1992.
------------------------------------------------------------------------------------------------------------------------------------

           Thomas J. Stevens              39       Executive Vice President & Chief Lending Officer of the Bank since July 1997.
                                                   Senior Vice President & Commercial Loan Officer of the Bank February 1997 to
                                                   July 1997.  Vice President & Commercial Loan Officer May 1994 to February 1997.
------------------------------------------------------------------------------------------------------------------------------------

EXECUTIVE COMPENSATION

         The table appearing below sets forth all compensation paid in 1997 to each executive officer whose total compensation exceeded $100,000 for such year. All remuneration was paid by Bank of Smithtown.

                                    TABLE IV
                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION              YEAR             SALARY                   INCENTIVE         OTHER COMPENSATION
                                                                                   COMPENSATION             (1) (2)
------------------------------------------------------------------------------------------------------------------------------------
Bradley E. Rock                         1995             $185,325.00               $20,021.30              $19,077.76
Chairman, President & CEO               1996             $200,000.00               $17,372.54              $21,045.96
of the Bancorp and the Bank             1997             $212,000.00               $38,000.00              $25,373.42
------------------------------------------------------------------------------------------------------------------------------------
Anita M. Florek                         1995             $ 95,000.00               $10,615.79              $ 6,042.98
Executive Vice President                1996             $102,000.00               $ 9,673.23              $ 8,505.85
of the Bancorp and the Bank             1997             $108,120.00               $14,000.00              $12,687.42
------------------------------------------------------------------------------------------------------------------------------------
Thomas J. Stevens                       1995             $ 68,000.00               $20,277.88             $  3,392.16
Executive Vice President                1996             $ 74,000.00               $18,799.10             $  6,822.08
of the Bank                             1997             $ 88,538.34               $13,332.11             $  9,525.43
------------------------------------------------------------------------------------------------------------------------------------


(1) These amounts include a monthly director's fee of $750 for Mr. Rock as Chairman of the Board of Directors. Mr. Rock does not receive any additional compensation for participation on any of the board's committees. These amounts also include employer matching contributions paid in connection with the Bank's 401(k) plan, amounts accrued during 1997 under the ESOP and premiums paid on behalf of the officers for a group term life insurance policy.

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

No director of the Bank or the Bancorp had an aggregate amount of unsecured indebtedness to the Bank in excess of 15 percent of the Bank's equity capital account during the period of January 1, 1997, through December 31, 1997.

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

                              SHAREHOLDER PROPOSALS

Shareholder proposals to be presented at the 1999 Annual Meeting must be received by the Secretary of the Board of Directors by November 2, 1998, to be included in the proxy statement.

                                 OTHER BUSINESS

So far as the Board of Directors of the Bancorp now knows, no business other than that referred to above will be transacted at the Annual Meeting. The persons named in the Board of Directors' Proxies may, in the absence of instructions to the contrary, vote upon all matters presented for action at the Meeting according to their best judgment.
Dated:   March 2, 1998

                                                SMITHTOWN BANCORP

                                                Bradley E. Rock
                                                Chairman of the Board, President
                                                & Chief Executive Officer

Additional Information Set Forth in Response to Item 10:
The Bank has agreements with Bradley Rock and Anita Florek and Thomas Stevens (the Executives) which would become effective in the event of a change in control of the Bank's stock. The agreement provides, in essence, that the Executive would continue to be employed for a period of five years from the date of the change in control in a position with duties and authority commensurate with the duties being performed and the authority being exercised by the Executives immediately prior to the change in control. It provides that their compensation and benefits would be commensurate with those of other executives in similar positions at the Bank or in similar positions with the organization which has acquired control of the Bank. In any event, the Executives compensation and benefits would not be less than they were immediately prior to the change in control.

The agreement further provides that if the Executives employment were terminated by the Bank subsequent to a change in control, for any reason other than cause, disability or death, the Executives would continue to receive the same compensation and benefits they would have received had they remained employed for a period of five years. It also provides that at any time within one year after the change in control, if the Executives elect to terminate their employment with the Bank for any reason, they will receive a lump sum severance allowance equivalent to three years compensation and benefits at the same rate as payable to the Executives immediately prior to the change in control.