Form 10-Q
period 1998-03-31
SMITHTOWN BANCORP INC
filed 1998-05-14
CIK 747345

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                               __________________

                                    FORM 10-Q
                               __________________

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1998

                               __________________

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  516-360-9300
                               __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 427,662 Shares of Common stock ($5.00 Par Value) Outstanding as of March 31, 1998.

                                SMITHTOWN BANCORP

                                      INDEX


Part I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
     Item 1. Financial Statements

         Consolidated Balance Sheets
              March 31, 1998 and December 31, 1997 ....................   4 & 5

         Consolidated Statements of Income
              Three months ended March 31, 1998 and 1997 ..............       6

         Consolidated Statements of Changes in Stockholders' Equity
              Three months ended March 31, 1998 and 1997 ..............       7

         Consolidated Statements of Cash Flows
              Three months ended March 31, 1998 and 1997 ..............       8

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...............................   9 - 13

     Item 3. Notes to Consolidated Financial Statements ...............      14


Part II - OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Change in Securities - None

     Item 3. Defaults under Senior Securities - None

     Item 4. Submission of Matters to Vote of Security Holders - None

     Item 5. Other Information - None

     Item 6. (A) Exhibits - None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                          AS OF
                                                                                           March 31, 1998        December 31, 1997
____________________________________________________________________________________________________________________________________
Assets

Cash and Due from Banks ......................................................            $    7,959,750             $    7,667,371
Investment Securities:
   Investment Securities Held to Maturity
     Obligations of U.S. Government ..........................................                 2,001,239                  2,002,757
     Mortgage - Backed Securities ............................................                 6,738,413                  7,237,038
     Obligations of State and Political Subdivisions .........................                 6,460,300                  6,458,344
                                                                                              ----------                ------------
         Total ...............................................................                15,199,952                 15,698,139
                                                                                              ----------                ------------
   Investment Securities Available for Sale
     Obligation of U.S. Government ...........................................                 6,169,620                  6,175,710
     Obligation of U.S. Government Agencies ..................................                16,247,095                 15,251,638
     Mortgage - Backed Securities ............................................                32,597,850                 36,190,088
     Oligations of State and Political Subdivisions ..........................                 1,961,661                          0
     Other Securities ........................................................                   856,800                    856,800
                                                                                              ----------                 -----------
         Total ...............................................................                57,833,026                 58,474,236
                                                                                              ----------                 -----------
     Total Investment Securities(Fair value $73,186,604 at March 31, 1998
                                     and $74,336,201 at December 31, 1997)                    73,032,978                 74,172,375
Federal Funds Sold ...........................................................                13,200,000                  8,300,000
Loans

     Real Estate .............................................................                69,897,343                 69,059,256
     Mortgage Loans Held for Sale ............................................                   474,000                          0
     Commercial and Industrial ...............................................                23,216,215                 23,745,418
     Loans to Individuals for Household, Family and
           Other Personal Expenditures .......................................                 6,650,023                  7,492,586
     Other ...................................................................                    92,563                    106,272
                                                                                             -----------                ------------
         Total ...............................................................               100,330,144                100,403,532
                                                                                             -----------                ------------
     Less: Unearned Discount .................................................                  (611,143)                  (690,328)
           Reserve for Possible Loan Losses ..................................                (1,774,483)                (1,677,594)
                                                                                             -----------                 -----------
Loans, Net ...................................................................                97,944,518                 98,035,610
                                                                                             -----------                 -----------
Bank Premises and Equipment ..................................................                 2,672,191                  2,454,834
Other Assets
     Other Real Estate Owned .................................................                 3,885,786                  3,927,786
     Other ...................................................................                 3,084,165                  3,098,459

Total Assets .................................................................            $  201,779,388             $  197,656,435
                                                                                            ============                ============

                                                                                                          AS OF
                                                                                           MARCH 31, 1998         DECEMBER 31, 1997
____________________________________________________________________________________________________________________________________
SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEET (continued)
(unaudited)


Liabilities

Deposits:
     Demand ..................................................................            $   42,646,505              $  42,566,624
     Money Market ............................................................                39,484,932                 36,326,089
     NOW .....................................................................                15,514,590                 15,284,660
     Savings .................................................................                39,890,324                 40,998,166
     Certificates of Deposit $100,000 and Over ...............................                 8,750,098                  8,773,618
     Other Time Deposits .....................................................                25,843,307                 24,246,478
                                                                                           -------------              -------------
         Total ...............................................................               172,129,756                168,195,635
                                                                                           -------------              -------------
Dividend Payable .............................................................                   171,202                    151,644
Securities Sold Under Agreements to Repurchase ...............................                 2,800,000                  2,800,000
Demand Notes Issued to the U.S. Treasury .....................................                 5,294,184                  5,452,540
Other Borrowed Funds .........................................................                 3,000,000                  3,000,000
Other Liabilities ............................................................                 1,287,278                  1,077,158
                                                                                           -------------              -------------
         Total ...............................................................               184,682,420                180,676,977
                                                                                           -------------              -------------
Stockholders' Equity
Common Stock - $5.00 Par Value, 1,500,000 Shares .............................                 2,239,775                  2,239,775
     Authorized; 447,955 Shares Issued
Unrealized Gain on Investment Securities
     Available for Sale ......................................................                   264,886                    249,068
Surplus ......................................................................                 1,993,574                  1,993,574
Retained Earnings ............................................................                13,610,931                 12,943,680
                                                                                           -------------              -------------
     Total ...................................................................                18,109,166                 17,426,097
     Less: Treasury Stock ....................................................                (1,012,198)                  (446,639)
                                                                                           -------------              -------------
     Total ...................................................................                17,096,968                 16,979,458
                                                                                           -------------              -------------
     Total Liabilities and Capital ...........................................            $  201,779,388             $  197,656,435
                                                                                           =============              =============

SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                                                                       For Three Months Ended
                                                                                            March 31, 1998           March 31, 1997
____________________________________________________________________________________________________________________________________

Interest Income
Interest and Fees on Loans ...................................................            $    2,428,610             $    2,379,477
Interest and Dividends on:
     Obligations of U.S. Government ..........................................                   115,757                     24,877
     Obligations of U.S. Government Agencies .................................                   289,880                    222,412
     Mortgage - Backed Securities ............................................                   616,477                    685,754
     Obligations of State & Political Subdivisions ...........................                    92,298                     74,548
     Other Securities ........................................................                    14,340                      2,260
Interest on Federal Funds Sold ...............................................                   114,740                     54,304
Interest on Balances Due From Depository Institutions ........................                     2,907                        908
                                                                                              ----------                 ----------
     Total Interest Income ...................................................                 3,675,009                  3,444,540
                                                                                              ----------                 -----------

Interest Expense
Money Market Accounts ........................................................                   335,702                    232,263
Savings ......................................................................                   203,972                    276,540
Certificates of Deposit $100,000 and Over ....................................                   121,128                     56,782
Other Time Deposits ..........................................................                   297,127                    295,470
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase .....................................                    44,081                     43,919
Interest on Demand Notes Issued by U. S. Treasury ............................                    50,192                     15,606
Interest on Other Borrowed Money .............................................                    41,700                     46,424
                                                                                              ----------                 ----------
     Total Interest Expense ..................................................                 1,093,902                    967,004
                                                                                              ----------                 ----------
Net Interest Income ..........................................................                 2,581,107                  2,477,536
Provision for Possible Loan Losses ...........................................                   110,000                          0
                                                                                              ----------                 ----------
Net Interest Income After Provision for Possible
Loan Losses ..................................................................                 2,471,107                  2,477,536
                                                                                              ----------                 ----------

Other Non - Interest Income
Trust Department Income ......................................................                    86,502                    101,759
Service Charges on Deposit Accounts ..........................................                   353,916                    372,673
Other Income .................................................................                   161,621                    154,493
                                                                                              ----------                 ----------
     Total Other Non - Interest Income .......................................                   602,039                    628,925
                                                                                              ----------                 ----------

Other Operating Expenses
Salaries .....................................................................                   761,635                    723,175
Pension and Other Employee Benefits ..........................................                   193,590                    177,311
Net Occupancy Expense of Bank Premises .......................................                   212,764                    237,529
Furniture and Equipment Expense ..............................................                   121,511                    156,177
Miscellaneous Operating Expense ..............................................                   425,923                    502,320
                                                                                              ----------                 ----------
     Total Other Operating Expense ...........................................                 1,715,423                  1,796,512
                                                                                              ----------                 ----------

Income Before Income Taxes ...................................................                 1,357,723                  1,309,949
Provision for Income Taxes ...................................................                   519,270                    511,670
                                                                                              ----------                 ----------
     Net Income ..............................................................            $      838,453             $      798,279
                                                                                              ==========                 ===========
Earnings Per Share
Net Income ...................................................................            $         1.94             $         1.84
Cash Dividends Paid ..........................................................            $         0.40             $         0.32
Weighted Average Shares Outstanding ..........................................                   431,509                    433,268



SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                              Unrealized                    Cost of
                                          Common Stock                        Gain(Loss)                    Common         Total
                                       Shares                  Capital       On Securities       Retained  Stock in    Stockholders
                                     Outstanding     Amount    Surplus      Available for Sale   Earnings  Treasury       Equity
                                    _______________________________________________________________________________________________

Balance at 1/1/97 ................    433,268    $2,239,775     $1,993,574       $81,093       $10,229,436   $(446,639) $14,097,239
Net Income .......................                                                                 798,279                  798,279
Cash Dividend Declared ...........                                                                (151,644)                (151,644)
Allowance for Unrealized
     Gain(Loss) ..................                                              (121,141)                                  (121,141)
                                    ________________________________________________________________________________________________
Balance at 3/31/97 ...............    433,268    $2,239,775     $1,993,574      $(40,048)      $10,876,071   $(446,639)  $14,622,733
                                    ================================================================================================

Balance at 1/1/98 ................    433,268    $2,239,775     $1,993,574      $249,068       $12,943,680   $(446,639) $16,979,458
Net Income .......................                                                                 838,453                  838,453
Cash Dividend Declared ...........                                                                (171,202)                (171,202)
Purchase Treasury Stock ..........     (5,606)                                                                (565,559)    (565,559)
Allowance for Unrealized
     Gain(Loss)...................                                                15,818                                     15,818
                                    ________________________________________________________________________________________________
Balance at 3/31/98 ...............    427,662    $2,239,775     $1,993,574      $264,886       $13,610,931 $(1,012,198) $17,096,968
                                    ================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                       For Three Months Ended
                                                                                            March 31, 1998         March 31, 1997
____________________________________________________________________________________________________________________________________

Cash Flows from Operating Activities
Net Income                                                                                $      838,453             $       798,279
Adjustments to reconcile net income to net cash provided by operating activities:
     Valuation Reserve for Other Real Estate Owned ...........................                    42,000                     90,000
     Depreciation on Premises and Equipment ..................................                    85,513                    105,158
     Provision for Possible Loan Losses ......................................                   110,000                          0
     Amortization of Transition Obligation ...................................                    26,027                     26,027
     Increase/(Decrease)in Interest Payable ..................................                    (2,704)                    37,403
     Increase in Miscellaneous Payables and
         Accrued Expenses ....................................................                  (230,603)                  (107,595)
     Increase in Fees and Commissions Receivable .............................                    (4,800)                   (15,000)
     Increase in Interest Receivable .........................................                   (89,052)                  (212,704)
     Decrease in Prepaid Expenses ............................................                    21,783                    101,982
     Increase in Miscellaneous Receivables ...................................                   (13,137)                    (8,768)
     Decrease in Income Taxes Receivable .....................................                   599,650                    189,978
     Increase/(Decrease) in Deferred Taxes ...................................                   (80,380)                   117,265
     Decrease in Accumulated Post Retirement Benefit Obligation ..............                   (13,823)                   (15,754)
     Amortization of Investment Security Premiums and
         Accretion of Discounts ..............................................                    97,507                    (34,842)
                                                                                             -------------              ------------
   Cash Provided by Operating Activities ...................................                   1,386,434                  1,071,429
                                                                                             -------------              ------------

Cash Flows from Investing Activities
     Proceeds from Maturities of Investment Securities
         Held to Maturity ....................................................                   600,368                    481,475
     Proceeds from Maturities of Investment Securities
         Available for Sale ..................................................                 6,586,434                  3,306,768
     Purchases of Investment Securities Available for Sale ...................                (6,002,330)                (8,536,557)
     Purchases of Investment Securities Held to Maturity .....................                  (115,310)                         0
     Purchase of Treasury Stock ..............................................                  (565,559)                         0
     Net Increase in Federal Funds Sold ......................................                (4,900,000)                (7,200,000)
     Net (Increase)/Decrease in Loans ........................................                   (18,909)                   967,763
     Purchases of Premises and Equipment .....................................                  (302,870)                   (28,098)
     Proceeds from Sale of Other Real Estate Owned ...........................                         0                  1,302,808
                                                                                               ----------               ------------
     Cash Used by Investing Activities .......................................                (4,718,176)                (9,705,841)
                                                                                               ----------               ------------

Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW
         Accounts and Savings Accounts .......................................                 2,360,811                  6,824,874
     Net Increase(Decrease) in Time Accounts .................................                 1,573,310                    (11,102)
     Cash Dividends Paid .....................................................                  (151,644)                  (138,646)
     Net Increase/(Decrease) in Borrowed Funds ...............................                  (158,356)                 2,814,277
                                                                                              -----------               -----------
     Cash Provided by Financing Activities ...................................                 3,624,121                  9,489,403
                                                                                              -----------              ------------

     Net Increase in Cash and Due from Banks .................................                   292,379                    854,991
     Cash and Due from Banks, Beginning of Period ............................                 7,667,371                  7,689,964
                                                                                              ----------                -----------
     CASH AND DUE FROM BANKS, END OF PERIOD ..................................            $    7,959,750            $     8,544,955
                                                                                              ==========                ===========


Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Period for:
      Interest ...............................................................            $    1,096,606             $      105,949
      Income Taxes ...........................................................            $            0             $      204,427

Non-Cash Investing Activities
     Loans Transferred to Other Real Estate Owned ............................            $            0             $      179,370

Management's Discussion and Analysis of Financial Condition and Results of Operation


SUMMARY

The Balance Sheet remained strong for the first quarter of 1998, ending with total assets at $201,779,388 on March 31, 1998, compared to $197,656,435 on December 31, 1997; a 2.09% increase. The Investment Portfolio decreased slightly by 1.54%, due primarily to the increase in mortgage-backed prepayments, driven by lowering interest rates. In the current low rate, flat yield curve environment, investment products offering both high yields and minimal risk are difficult to find. Two callable U. S. Government Agencies were purchased, during the first quarter to replace securities of the same type that were called. The remaining purchases consisted of tax exempt Obligations of State & Political Subdivisions, clearly the best re-investment instruments for the first quarter of 1998. Although the yields on these securities were lower than those they were replacing, the tax advantage provided additional benefit to bottom line. The Investment Portfolio currently totals $73,032,978, representing 36.19% of total assets with an average yield of 6.15%. The loan portfolio remained virtually unchanged, with balances at $100,330,144 on March 31, 1998, and $100,403,532 on December 31, 1997. The loan portfolio provides an average yield of 9.66% and represents 49.72% of total assets. The reserve for loan losses increased by $96,889 for the first quarter as a result of a $110,000 provision, as well as a charge-off for $21,813 and recoveries of $8,702. The Federal Funds Sold account increased by $4,900,000, funded principally by deposit growth and investment cash flow. These additional funds were earmarked to purchase investments, however, security trades in February and March settled in April and therefore were not reflected in March Balance Sheet numbers. Bank Premises and Equipment increased by 8.85% due to the conversion of three branches to gas heat and the waterproofing of several buildings. Other Real Estate Owned balances remained the same with a $42,000 increase to the general valuation reserve account. Net OREO balances represents 1.93% of total assets. On the liability side of the Balance Sheet, total deposits increased by 2.34% or $3,934,121 from December 31, 1997. Money Market Accounts were responsible for the majority of this growth as balances rose significantly by 8.70% from $36,326,089 on December 31, 1997, to $39,484,932 on March 31, 1998. Certificate of Deposit accounts also increased by $1,573,309 or 4.76%. Savings deposits declined by 2.70%, due principally to the migration of these deposits to the higher yielding instruments mentioned above. Substantial first quarter growth was the result of an aggressive 'Celebrate Our Success' campaign, targeted to bring in new business, enhanced by promotional CD's and an all out effort by our client services staff. Total deposits represent 93.20% of total liabilities. Other Borrowed Funds remained virtually unchanged at $11,094,184 on March 31, 1998; comprising 6.01% of total liabilities. The dividend payable increased from $151,644 on December 31, 1997 to $171,202 on March 31, 1998, as the per share dividend rose from $.35 in the last quarter of 1997 to $.40 in the first quarter of 1998. Total capital at December 31, 1997, was $16,979,458 as compared to $17,096,968 on March 31, 1998.
While net income for the first quarter finished 5.03% above the same period last year, this modest .69% increase to capital was a result of management's decision to begin a buy back program of up to $2,000,000 worth of Common Stock throughout 1998. The Earnings Per share value continued to climb from $1.84 on December 31 , 1997, to $1.94 on March 31, 1998. The stock price during December 1997, reached $85.00 per share, and escalated to $115.00 per share within the next 90 days. The first quarter of 1998, finished with an ROA of 1.66 and an ROE of
19.62. All capital ratios remained consistently strong by all guidelines and are outlined below.

                      March 31, 1998       December 31, 1997          Required

Tier I                     14.22                 14.35                 4.00

Tier II                     1.25                  1.25                    *

Total Risk Based
Capital Ratio              15.51                 15.63                 8.00

Leverage Ratio              8.57                  8.01                 4.00


* Tier II Capital is limited to 100% of Tier I Capital.

INTEREST INCOME
Interest income on earning assets rose 6.69% over last year's first quarter, due primarily to increased balances in the Investment Portfolio and Federal Funds Sold. Loan average balances remained virtually unchanged, however, the Loan Portfolio yield increased slightly by .21% which accounts for the increase in loan interest income. The average balance in the Investment Portfolio rose substantially from $63,637,422 during first quarter 1997, to $73,467,367 for the first quarter of 1998. While balances increased, the overall portfolio yield decreased by .20%, attributed primarily to lower rates paid on new investments. The majority of investments purchased in the first quarter of 1998, were municipal general obligations bonds which pay historically lower yields but provide excellent tax advantages. Interest income on Federal Funds Sold doubled that of first quarter 1997, due to increased sales. These higher sales were the result of increased balances in the Demand Notes Issued to the U.S. Treasury Account, investment prepayments and an increase in deposits.

INTEREST  EXPENSE
Interest expense was $1,093,902 on March 31, 1998 as compared to $967,004 on March 31, 1997, an increase of 13.12%. Total average deposits grew by over nine million dollars, with the largest areas of growth evidenced in Money Market
Accounts at 24.30%, followed by an increase of 16.76% in the Certificate of Deposit Portfolio. The need to stay competitive and the Bank's desire to grow resulted in a higher average yield paid on both money market and certificate accounts in the first quarter of 1998. The Bank issued high rate promotional CD's in conjunction with a 'Celebrate Our Success' campaign in order to attract new business. The number and dollar volume of 'Preferred' accounts continued to grow during the first quarter. These accounts offer various benefits such as free checking and rate incentives to customers maintaining large deposits at the Bank. Now and Holiday Club average balances remained virtually unchanged, while Savings Accounts dropped by 12.08% or $5,502,284. The Savings balance decline was a result of lower interest rates paid on these accounts and elimination of a tiered rate structure as well as the continued downward market rate trend. Interest on Other Borrowed Funds increased by approximately 28%, due exclusively to the higher balances maintained in Demand Notes Issued to the U.S. Treasury. Although the interest rate on these borrowings rose 1.13% above the same period last year, the Bank continues to make a 25 basis point earnings spread on this money.

OTHER NON-INTEREST INCOME
Other non-interest income decreased slightly by 4.27% . The Bank introduced two new non-interest income sources: ATM access fees and prefunding income earned on the outstanding official check balances. The full impact of the ATM access fees will not be realized until second quarter as these charges were implemented late in February. While this new income was substantial it was not enough to offset the decrease in service charges and trust income. The increase in demand deposit average balances consisted primarily of preferred accounts. As these accounts carry no service charges, the Bank experienced a reduction in its fee income.

OTHER OPERATING EXPENSES
Total operating expenses decreased overall by 4.51%, as compared with last year's first quarter. Salary and benefit expenses rose by an expected 6.08%, as a result of 1998 salary increases and 1997 bonuses. Other Occupancy Expenses were reduced by 10.43%, due to a reduction in real estate taxes and the conversion of three branches to gas heat . Furniture and Equipment Expense decreased by 22.20%, attributed primarily to the sale of two bank cars and the depreciation runoff of the main frame computer software. Miscellaneous operating expenses also declined significantly with decreases in office supplies, the elimination of indirect auto servicing fees paid to a third party provider, legal fees and trust expenditures.


NET INCOME
Net income reached $838,453, surpassing last year's record high first quarter of $798,279 by 5.03% . This high net income level is the result of the bank's continued growth, sustained low efficiency ratio of 53.10%, and a wide net interest margin of 5.71%. The remainder of 1998 looks equally promising as we explore new avenues of revenue while continuing to focus on new business development. Loan growth is expected to climb as the bank added to its staff a seasoned Commercial Loan Officer during April. Mutual funds, now offered by our Trust Department are also expected to generate additional fee income in the near future. As we approach the second quarter of 1998, management looks forward to the challenges provided by current financial and competitive markets. We remain committed to maintaining Bank of Smithtown's status as a leader among community banks in both the state and the nation, while continuing to maximize shareholder value.



SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 1998
                                                                                                                        TOTAL
                                                                       3 MONTHS           3-6               6-12        SENITIVE
                                                  REVOLVING            OR LESS           MONTHS            MONTHS       WITHIN 1 YR
____________________________________________________________________________________________________________________________________
ASSETS:

INVESTMENTS ...............................      $  4,684,024       $  8,459,024      $  5,913,120     $ 14,888,441   $  33,944,609
FED FUNDS SOLD ............................        13,200,000                  0                 0                0      13,200,000
LOANS:
INSTALLMENT ...............................           940,048            823,226         1,858,883        2,923,883       6,546,040
REAL ESTATE/COMM ..........................        26,163,123          2,848,908         3,739,130       12,013,723      44,764,884
CASH AND DUE FROM BANKS ...................           248,551                  0                 0                0         248,551
FIXED ASSETS ..............................                 0                  0                 0                0               0
OTHER ASSETS ..............................                 0                  0                 0                0               0
RESERVE FOR POSSIBLE LOAN LOSSES ..........                 0                  0                 0                0               0
NON-ACCRUALS ..............................                 0                  0                 0                0               0
UNEARNED DISCOUNT .........................                 0                  0                 0                0               0
                                                  ------------       -----------       -----------      -----------      -----------
TOTAL .....................................      $  45,235,746      $ 12,131,158      $ 11,511,133     $ 29,826,047   $  98,704,084
                                                  ------------       -----------       -----------      -----------      -----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 1998
                                                      1-3                3-5              5+
                                                     YEARS             YEARS             YEARS              OTHER          TOTAL
____________________________________________________________________________________________________________________________________

ASSETS:


INVESTMENTS ...............................      $  21,446,330      $  3,547,590      $ 13,237,649     $    856,800    $ 73,032,978
FED FUNDS SOLD ............................                  0                 0                 0                0       13,200,00
LOANS:
  INSTALLMENT ...............................        4,877,728         4,616,267           959,068                0      16,999,103
  REAL ESTATE AND COMMERCIAL ................       13,524,497        16,878,032         6,195,869          566,564      81,929,846
CASH AND DUE FROM BANKS .....................                0                 0                 0        7,711,199       7,959,750
FIXED ASSETS ................................                0                 0                 0        2,672,191       2,672,191
OTHER ASSETS ................................                0                 0                 0        6.969,951       6,969,951
RESERVE FOR POSSIBLE LOAN LOSSES ............                0                 0                 0       (1,774,483)     (1,774,483)
NON-ACCRUALS ................................                0                 0                 0        1,401,195       1,401,195
UNEARNED DISCOUNT ...........................                0                 0                 0         (611,143)       (611,143)
                                                  ------------       -----------       -----------      -----------      -----------
TOTAL .......................................    $  39,848,555      $ 25,041,889      $ 20,392,586     $ 17,792,274   $ 201,779,388
                                                  ------------       -----------       -----------      -----------      -----------


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 1998
                                                                                                                         TOTAL
                                                                       3 MONTHS           3-6               6-12         SENITIVE
                                                     REVOLVING          OR LESS           MONTHS            MONTHS       WITHIN 1 YR
____________________________________________________________________________________________________________________________________
LIABILITIES:

 SAVINGS ....................................    $           0      $  1,994,516      $ 1,994,516      $  3,989,032  $    7,978,064
 MONEY MARKETS ..............................                0         4,935,617        4,935,617         9,871,232      19,742,466
 NOW ........................................                0           775,730          775,730         1,551,458       3,102,918
 TIME<100 ...................................           50,557         7,434,042        4,721,231         8,034,673      20,240,503
 TIME>100 ...................................                0         3,611,946          683,628         2,125,992       6,421,566
 DEMAND .....................................                0         1,066,163        1,066,163         2,132,325       4,264,651
 REPURCHASE AGREEMENTS ......................                0         2,800,000                0                 0       2,800,000
 OTHER BORROWED MONEY .......................        5,294,184                 0                0                 0       5,294,184
 OTHER LIABILITIES ..........................                0                 0                0                 0               0
 STOCKHOLDERS' EQUITY .......................                0                 0                0                 0               0
                                                     ---------        ----------       ----------        ----------      -----------
TOTAL .......................................... $   5,344,741      $ 22,618,014      $14,176,885      $ 27,704,712  $   69,844,352
                                                     ---------        ----------       ----------        ----------      -----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 1998
                                                      1-3                3-5              5+
                                                     YEARS             YEARS             YEARS              OTHER          TOTAL
____________________________________________________________________________________________________________________________________

LIABILITIES:

 SAVINGS ....................................    $  15,956,130     $  15,956,130      $         0      $          0  $   39,890,324
 MONEY MARKETS ..............................       19,742,466                 0                0                 0      39,484,932
 NOW ........................................        6,205,836         6,205,836                0                 0      15,514,590
 TIME<100 ...................................        3,588,934         2,013,870                0                 0      25,843,307
 TIME>100 ...................................        1,299,717         1,028,815                0                 0       8.750,098
 DEMAND .....................................        8,529,301         8,529,301                0        21,323,252      42,646,505
 REPURCHASE AGREEMENTS ......................                0                 0                0                 0       2,800,000
 OTHER BORROWED MONEY .......................                0         3,000,000                0                 0       8,294,184
 OTHER LIABILITIES ..........................                0                 0                0         1,458,480       1,458,480
 STOCKHOLDERS' EQUITY .......................                0                 0                0        17,096,968      17,096,968
                                                     ----------       ----------         --------        ----------     ------------

TOTAL .......................................    $   55,322,384    $  36,733,952      $         0      $ 39,878,700  $  201,779,388
                                                     ----------       ----------         --------        ----------     ------------



SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 1998
                                                                                                                    TOTAL
                                                               3 MONTHS           3-6               6-12            SENITIVE
                                            REVOLVING          OR LESS           MONTHS            MONTHS           WITHIN 1 YR
___________________________________________________________________________________________________________________________________

INTEREST SENSITIVITY GAP
PER PERIOD .....................          39,891,005        (10,486,856)      (2,665,752)          2,121,335            28,859,732
GAP/TOTAL ASSETS ...............              19.77%              -5.20%           -1.32%              1.05%                14.30%
CUMULATIVE INTEREST
SENSITIVITY GAP ................          39,891,005          29,404,149       26,738,397         28,859,732            28,859,732
CUMULATIVE GAP TO
TOTAL ASSETS ...................              19.77%              14.57%           13.25%             14.30%                14.30%


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 1998
                                               1-3                 3-5              5+
                                               YEARS              YEARS             YEARS              OTHER              TOTAL
____________________________________________________________________________________________________________________________________

 INTEREST SENSITIVITY GAP
 PER PERIOD .....................         (15,473,829)           (11,692,063)      20,392,586          (22,086,426)
GAP/TOTAL ASSETS ...............                -7.67%                 -5.79%          10.11%
 CUMULATIVE INTEREST
SENSITIVITY GAP ................            13,385,903              1,693,840      22,086,426
CUMULATIVE GAP TO
TOTAL ASSETS ...................                6.63%                   0.84%          10.95%


 ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF MARCH 31, 1998
  2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD

Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1998, and its results of operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

        Fair Value:

        March 31, 1998                $73,186,604
        December 31, 1997             $74,336,201

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMITHTOWN BANCORP



May 14, 1998

                                                    /s/ Bradley E. Rock
                                                    ___________________________
                                                    Bradley E. Rock, President



May 14, 1998
                                                    /s/ Anita M. Florek
                                                    ___________________________
                                                    Anita M. Florek, Treasurer