Form 10-Q
period 1998-06-30
SMITHTOWN BANCORP INC
filed 1998-08-13
CIK 747345

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                               __________________

                                    FORM 10-Q
                               __________________

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 1998

                               __________________

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  516-360-9300
                               __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 845,493 Shares of Common stock ($2.50 Par Value) Outstanding as of June 30, 1998.

                                   SMITHTOWN BANCORP

                                         INDEX


Part I - FINANCIAL INFORMATION                                     PAGES
                                                                   ------
Item 1.    Financial Statements

           Consolidated Balance Sheets
                June 30, 1998 and December 31, 1997                 4 - 5

           Consolidated Statements of Income
                Three months ended June 30, 1998 and 1997               6

           Consolidated Statements of Income
                Six months ended June 30, 1998 and 1997                 7

           Consolidated Statements of Changes in Stockholders Equity
                Six months ended June 30, 1998 and 1997                 8

           Consolidated Statements of Cash Flows
                Three months ended June 30, 1998 and 1997               9

           Consolidated Statements of Cash Flows
                Six months ended June 30, 1998 and 1997                10

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                             11 - 15

Item 3.    Notes to Consolidated Financial Statements                  16


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities - None

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (A) Exhibits - None


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                          As of
                                                                                           June 30, 1998          December 31, 1997
___________________________________________________________________________________________________________________________________

Assets
Cash and Due from Banks ......................................................             $   8,729,362              $   7,667,371
Investment Securities:
   Investment Securities Held to Maturity
     Obligations of U.S. Government ..........................................                 1,000,081                  2,002,757
     Mortgage - Backed Securities ............................................                 6,025,272                  7,237,038
     Obligations of State and Political Subdivisions .........................                 6,410,295                  6,458,344
                                                                                           -------------              -------------
       Total .................................................................                13,435,648                 15,698,139
                                                                                           -------------              -------------
   Investment Securities Available for Sale
     Obligations of U.S. Government ..........................................                 6,146,730                  6,175,710
     Obligations of U.S. Government Agencies .................................                11,233,520                 15,251,638
     Mortgage - Backed Securities ............................................                27,561,467                 36,190,088
     Oligations of State and Political Subdivisions ..........................                 7,472,202                          0
     Other Securities ........................................................                   856,800                    856,800
                                                                                           -------------              -------------
       Total .................................................................                53,270,719                 58,474,236
                                                                                           -------------              -------------
     Total Investment Securities .............................................                66,706,367                 74,172,375
                                                                                           -------------              -------------
         (Fair value $66,808,889 at 6/30/98 and
               $74,336,201 at 12/31/97)
Federal Funds Sold ...........................................................                21,100,000                  8,300,000
Loans
     Real Estate .............................................................                77,237,374                 69,059,256
     Commercial and Industrial ...............................................                23,047,701                 23,745,418
     Loans to Individuals for Household, Family and
         Other Personal Expenditures .........................................                 6,026,383                  7,492,586
     Other ...................................................................                    61,141                    106,272
                                                                                           -------------              -------------
       Total .................................................................               106,372,599                100,403,532
     Less: Unearned Discount .................................................                  (435,540)                  (690,328)
              Reserve for Possible Loan Losses ...............................                (1,947,200)                (1,677,594)
                                                                                           -------------              -------------
Loans, Net ...................................................................               103,989,859                 98,035,610
                                                                                           -------------              -------------
Bank Premises and Equipment ..................................................                 3,013,312                  2,454,834
Other Assets
     Other Real Estate Owned .................................................                 3,844,788                  3,927,786
     Other ...................................................................                 3,269,967                  3,098,459
                                                                                           -------------              -------------
Total Assets .................................................................             $ 210,653,655              $ 197,656,435
                                                                                           =============              =============


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                          As of
                                                                                           June 30, 1998          December 31, 1997
___________________________________________________________________________________________________________________________________

Liabilities
Deposits:
     Demand ..................................................................             $  44,277,394              $  42,566,624
     Money Market ............................................................                42,157,381                 36,326,089
     NOW .....................................................................                14,098,358                 15,284,660
     Savings .................................................................                39,161,252                 40,998,166
     Certificates of Deposit $100,000 and Over ...............................                10,650,785                  8,773,618
     Other Time Deposits .....................................................                26,019,275                 24,246,478
                                                                                           -------------              -------------
       Total .................................................................               176,364,445                168,195,635
Dividend Payable .............................................................                   169,099                    151,644
Securities Sold Under Agreements to Repurchase ...............................                         0                  2,800,000
Demand Notes Issued to the U.S. Treasury .....................................                13,000,000                  5,452,540
Other Borrowed Funds .........................................................                 3,000,000                  3,000,000
Other Liabilities ............................................................                 1,048,581                  1,077,158
                                                                                           -------------              -------------
     Total ...................................................................               193,582,125                180,676,977
                                                                                           -------------              -------------

Stockholders' Equity
Common Stock - $2.50 Par Value,  3,000,000 Shares ............................                 2,239,775                  2,239,775
     Authorized; 895,910 Shares Issued
Unrealized Gain on Investment Securities
        Available for Sale ...................................................                   256,573                    249,068
Surplus ......................................................................                 1,993,574                  1,993,574
Retained Earnings ............................................................                14,260,308                 12,943,680
                                                                                           -------------              -------------
     Total ...................................................................                18,750,230                 17,426,097
     Less: Treasury Stock (50,417 shares at cost) ............................                (1,678,700)                  (446,639)
                                                                                           -------------              -------------
     Total ...................................................................                17,071,530                 16,979,458
                                                                                           -------------              -------------
Total Liabilities and Capital ................................................             $ 210,653,655              $ 197,656,435
                                                                                           =============              =============



SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                                                                      For Three Months Ended
                                                                                                 June 30, 1998        June 30, 1997
___________________________________________________________________________________________________________________________________

Interest Income
Interest and Fees on Loans .........................................................              $ 2,386,239           $ 2,375,011
Interest and Dividends on:
     Obligations of U.S. Government ................................................                  111,083                23,991
     Obligations of U.S. Government Agencies .......................................                  234,215               266,487
     Mortgage - Backed Securities ..................................................                  515,826               753,222
     Obligations of State & Political Subdivisions .................................                  170,663                77,804
     Other Securities ..............................................................                   15,173                22,630
Interest on Federal Funds Sold .....................................................                  176,151                65,908
Interest on Balances Due From Depository Institutions ..............................                    2,794                 1,385
                                                                                                   ----------            ----------
     Total Interest Income .........................................................                3,612,144             3,586,438
                                                                                                   ----------            ----------

Interest Expense
Money Market Accounts ..............................................................                  343,404               266,382
Savings ............................................................................                  202,538               242,778
Time  Deposits $100,000 and Over ...................................................                  117,506                48,961
Other Time Deposits ................................................................                  334,530               334,474
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase ...........................................                   28,745                42,483
Interest on Demand Notes Issued by U. S. Treasury ..................................                   51,924                31,035
Interest on Other Borrowed Money ...................................................                   42,163                42,245
                                                                                                   ----------            ----------
     Total Interest Expense ........................................................                1,120,810             1,008,358
                                                                                                   ----------            ----------
Net Interest Income ................................................................                2,491,334             2,578,080
Provision for Possible Loan Losses .................................................                  143,200               140,000
                                                                                                   ----------            ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................                2,348,134             2,438,080
                                                                                                   ----------            ----------

Other Non - Interest Income
Trust Department Income ............................................................                  118,186               119,500
Service Charges on Deposit Accounts ................................................                  374,178               401,868
Other Income .......................................................................                  286,368               186,051
                                                                                                   ----------            ----------
     Total Other Non - Interest Income .............................................                  778,732               707,419
                                                                                                   ----------            ----------

Other Operating Expenses
Salaries ...........................................................................                  807,058               763,239
Pension and Other Employee Benefits ................................................                  176,824               165,058
Net Occupancy Expense of Bank Premises .............................................                  196,753               220,461
Furniture and Equipment Expense ....................................................                  158,019               141,422
Miscellaneous Operating Expense ....................................................                  506,715               456,541
                                                                                                   ----------            ----------
     Total Other Operating Expense .................................................                1,845,369             1,746,721
                                                                                                   ----------            ----------
Income Before Income Taxes .........................................................                1,281,497             1,398,778
Provision for Income Taxes .........................................................                  463,022               540,255
                                                                                                   ----------            ----------
     Net Income ....................................................................              $  818,475            $   858,523
                                                                                                  ==========             ==========

Earnings Per Share
Net Income .........................................................................              $     0.96            $      0.99
Cash Dividends Paid ................................................................              $     0.20            $     0.175
Weighted Average Shares Outstanding ................................................                 850,263                866,536


SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                                                                  For Six Months Ended
                                                                                          June 30, 1998               June 30, 1997
___________________________________________________________________________________________________________________________________

Interest Income
Interest and Fees on Loans .........................................................              $ 4,814,849           $ 4,754,488
Interest and Dividends on:
     Obligations of U.S. Government ................................................                  226,840                48,868
     Obligations of U.S. Government Agencies .......................................                  524,095               488,899
     Mortgage - Backed Securities ..................................................                1,132,303             1,438,976
     Obligations of State & Political Subdivisions .................................                  262,961               152,352
     Other Securities ..............................................................                   29,513                24,890
Interest on Federal Funds Sold .....................................................                  290,891               120,212
Interest on Balances Due From Depository Institutions ..............................                    5,701                 2,293
                                                                                                   ----------            ----------
     Total Interest Income .........................................................                7,287,153             7,030,978
                                                                                                   ----------            ----------

Interest Expense
Money Market Accounts ..............................................................                  679,106               498,645
Savings ............................................................................                  406,510               519,318
Time  Deposits $100,000 and Over ...................................................                  238,634               105,743
Other Time Deposits ................................................................                  631,657               629,944
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase ...........................................                   72,826                86,402
Interest on Demand Notes Issued by U. S. Treasury ..................................                  102,116                46,641
Interest on Other Borrowed Money ...................................................                   83,863                88,668
                                                                                                   ----------            ----------
     Total Interest Expense ........................................................                2,214,712             1,975,361
                                                                                                   ----------            ----------
Net Interest Income ................................................................                5,072,441             5,055,617
Provision for Possible Loan Losses .................................................                  253,200               140,000
                                                                                                   ----------            ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................                4,819,241             4,915,617
                                                                                                   ----------            ----------

Other Non - Interest Income
Trust Department Income ............................................................                  204,688               221,259
Service Charges on Deposit Accounts ................................................                  728,094               774,541
Other Income .......................................................................                  447,989               340,544
                                                                                                   ----------            ----------
     Total Other Non - Interest Income .............................................                1,380,771             1,336,344
                                                                                                   ----------            ----------

Other Operating Expenses
Salaries ...........................................................................                1,568,693             1,486,414
Pension and Other Employee Benefits ................................................                  370,414               342,369
Net Occupancy Expense of Bank Premises .............................................                  409,517               457,990
Furniture and Equipment Expense ....................................................                  279,530               297,600
Miscellaneous Operating Expense ....................................................                  932,638               958,861
                                                                                                   ----------            ----------
     Total Other Operating Expense .................................................                3,560,792             3,543,234
                                                                                                   ----------            ----------
Income Before Income Taxes .........................................................                2,639,220             2,708,727
Provision for Income Taxes .........................................................                  982,292             1,051,925
                                                                                                   ----------            ----------
     Net Income ....................................................................              $ 1,656,928           $ 1,656,802
                                                                                                   ==========            ==========

Earnings Per Share
Net Income .........................................................................              $      1.93           $      1.91
Cash Dividends Paid ................................................................              $     0.375           $     0.335
Weighted Average Shares Outstanding ................................................                  856,605               866,536


SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                            Unrealized                   Cost of
                                      Common Stock                          Gain(Loss)                   Common            Total
                                  Shares                      Capital      On Securities     Retained    stock in      Stockholders'
                                Outstanding      Amount       Surplus     Available for      Earnings    Treasury         Equity
                                                                           Sale
____________________________________________________________________________________________________________________________________


Balance at 1/1/97                   866,536    $ 2,239,775  $ 1,993,574      $ 81,093   $ 10,229,436   $   (446,639)   $ 14,097,239
Net Income                                                                                 1,656,802                      1,656,802
Cash Dividend Declared                                                                      (303,288)                      (303,288)
Allowance for Unrealized Gain(Loss)                                            65,617                                        65,617
                                   --------     ----------  -----------     ---------    ------------     ----------   -------------
Balance at 6/30/97                  866,536    $ 2,239,775  $ 1,993,574     $ 146,710   $ 11,582,950   $   (446,639)   $ 15,516,370
                                    =======    ===========  ===========     =========   ============     ===========    ============



Balance at 1/1/98                   866,536    $ 2,239,775  $ 1,993,574     $ 249,068   $ 12,943,680   $   (446,639)   $ 16,979,458
Net Income                                                                                 1,656,928                      1,656,928
Cash Dividend Declared                                                                      (340,300)                      (340,300)
Purchase Treasury Stock             (21,043)                                                             (1,232,061)     (1,232,061)
Allowance for Unrealized Gain(Loss)                                             7,505                                         7,505
                                    --------   -----------  -----------     ---------   ------------   -------------   ------------
Balance at 6/30/98                  845,493    $ 2,239,775  $ 1,993,574     $ 256,573   $ 14,260,308   $ (1,678,700)   $ 17,071,530
                                    =======    ===========  ===========     =========   ============   =============   =============




SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                For Three Months Ended
                                                                                          June 30, 1998              June 30, 1997
____________________________________________________________________________________________________________________________________

Cash Flows from Operating Activities
Net Income .......................................................................            $    818,475             $    858,523
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned ...............................                  40,998                   30,000
     Depreciation on Premises and Equipment ......................................                  92,028                  105,419
     Provision for Possible Loan Losses ..........................................                 143,200                  140,000
     Amortization of Transition Obligation .......................................                  26,025                   26,025
     Decrease in Interest Payable ................................................                  (4,522)                 (12,406)
     Increase in Miscellaneous Payables and
        Accrued Expenses .........................................................                 143,717                   51,589
     Increase in Fees and Commissions
        Receivable ...............................................................                  (7,200)                  (6,000)
     Decrease in Interest Receivable .............................................                 101,926                  159,721
     (Increase)Decrease in Prepaid Expenses ......................................                 (56,822)                  69,635
     Increase in Miscellaneous Reveivables .......................................                 (44,208)                 (33,884)
     Increase in Income Taxes Receivable .........................................                (448,242)                 (99,129)
     Decrease in Deferred Taxes ..................................................                (115,736)                 (90,616)
     Decrease in Accumulated Post Retirement Benefit
        Obligation ...............................................................                 (13,418)                 (15,754)
     Amortization of Investment Security Premiums and
        Accretion of Discounts ...................................................                  29,807                  (58,959)
                                                                                              ------------             ------------
     Cash Provided by Operating Activities .......................................                 706,028                1,124,164
                                                                                              ------------             ------------

Cash Flows from Investing Activities
     Proceeds from Maturities of Investment Securities
        Held to Maturity .........................................................               1,972,800                  828,830
     Proceeds from Maturities of Investment Securities
        Available for Sale .......................................................               9,986,260                5,654,456
     Purchases of Investment Securities Available for
        Sale .....................................................................              (5,478,457)              (4,897,019)
     Purchases of Investment Securities Held to Maturity .........................                (198,131)                (473,799)
     Net Increase in Federal Funds Sold ..........................................              (7,900,000)              (6,100,000)
     Net (Increase)Decrease in Loans .............................................              (6,188,540)                  30,158
     Purchases of Premises and Equipment .........................................                (433,149)                 (86,923)
     Proceeds from Sale of Other Real Estate Owned ...............................                       0                  267,246
                                                                                              ------------             ------------
     Cash Used by Investing Activities ...........................................              (8,239,217)              (4,777,051)
                                                                                              ------------             ------------

Cash Flows from Financing Activities
     Net Increase(Decrease) in Demand Deposits, NOW
        Accounts and Savings Accounts ............................................               2,158,035               (2,512,750)
     Net Increase in Time Accounts ...............................................               2,076,654                3,501,085
     Cash Dividends Paid .........................................................                (171,201)                (151,644)
     Purchase of Treasury Stock ..................................................                (666,503)                       0
     Net Increase in Borrowed Funds ..............................................               4,905,816                4,699,999
                                                                                              ------------             ------------
     Cash Provided by Financing Activities .......................................               8,302,801                5,536,690
                                                                                              ------------             ------------

     Net Increase in Cash and Due from Banks .....................................                 769,612                1,883,803
     Cash and Due from Banks, Beginning of Period ................................               7,959,750                8,544,955
                                                                                              ------------             ------------
     Cash and Due from Banks, End of Period ......................................            $  8,729,362             $ 10,428,758
                                                                                              ============             ============

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
      Interest                                                                                $    122,832             $    115,762
      Income Taxes                                                                            $  1,027,000             $    730,000

Non-Cash Investing Activities
     Loans Transferred to Other Real Estate Owned                                             $          0             $    430,273



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                   For Six Months Ended
                                                                                             June 30, 1998            June 30, 1997
___________________________________________________________________________________________________________________________________

Cash Flows from Operating Activities
Net Income .......................................................................            $  1,656,928            $  1,656,802
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned ...............................                  82,998                 120,000
     Depreciation on Premises and Equipment ......................................                 177,541                 210,576
     Provision for Possible Loan Losses ..........................................                 253,200                 140,000
     Amortization of Transition Obligation .......................................                  52,052                  52,052
     Increase(Decrease)in Interest Payable .......................................                  (7,226)                 24,997
     Decrease in Miscellaneous Payables and
        Accrued Expenses .........................................................                 (86,886)                 (56,006)
     Increase in Fees and Commissions
        Receivable ...............................................................                 (12,000)                 (21,000)
     (Increase)Decrease in Interest Receivable ...................................                  12,874                  (52,983)
     (Increase)Decrease in Prepaid Expenses ......................................                 (35,039)                171,617
     Increase in Miscellaneous Reveivables .......................................                 (57,345)                 (42,652)
     Decrease in Income Taxes Receivable .........................................                 151,408                  90,849
     Increase(Decrease) in Deferred Taxes ........................................                (196,116)                 26,649
     Decrease in Accumulated Post Retirement Benefit
        Obligation ...............................................................                 (27,241)                 (31,508)
     Amortization of Investment Security Premiums and
        Accretion of Discounts ...................................................                 127,314                  (93,801)
                                                                                              ------------             ------------
     Cash Provided by Operating Activities .......................................               2,092,462                2,195,592
                                                                                              ------------             ------------

Cash Flows from Investing Activities
     Proceeds from Maturities of Investment Securities
        Held to Maturity .........................................................               2,573,168               1,310,305
     Proceeds from Maturities of Investment Securities
        Available for Sale .......................................................              16,572,693               8,961,224
     Purchases of Investment Securities Available for
        Sale .....................................................................             (11,480,787)             (13,433,576)
     Purchases of Investment Securities Held to Maturity .........................                (313,441)                (473,799)
     Net Increase in Federal Funds Sold ..........................................             (12,800,000)             (13,300,000)
     Net (Increase)Decrease in Loans .............................................              (6,207,449)                997,921
     Purchases of Premises and Equipment .........................................                (736,019)                (115,021)
     Proceeds from Sale of Other Real Estate Owned ...............................                       0               1,570,054
                                                                                              ------------             ------------
     Cash Used by Investing Activities ...........................................             (12,391,835)             (14,482,892)
                                                                                              ------------             ------------

Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW
        Accounts and Savings Accounts ............................................               4,518,846               4,312,125
     Net Increase in Time Accounts ...............................................               3,649,964               3,489,983
     Cash Dividends Paid .........................................................                (322,845)                (290,290)
     Purchase of Treasury Stock ..................................................              (1,232,061)                      0
     Net  Increase in Borrowed Funds .............................................               4,747,460               7,514,276
                                                                                              ------------             ------------
     Cash Provided by Financing Activities .......................................              11,361,364              15,026,094
                                                                                              ------------             ------------

     Net Increase in Cash and Due from Banks .....................................               1,061,991               2,738,794
     Cash and Due from Banks, Beginning of Period ................................               7,667,371               7,689,964
                                                                                              ------------             ------------
     Cash and Due from Banks, End of Period ......................................            $  8,729,362            $ 10,428,758
                                                                                              ============             ============

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
      Interest                                                                                $    258,805            $    221,711
      Income Taxes                                                                            $  1,027,000            $    934,427

Non-Cash Investing Activities
     Loans Transferred to Other Real Estate Owned                                             $          0                 609,643


Management's Discussion and Analysis of Financial Condition and Results of Operations

Smithtown Bancorp, a one-bank holding company acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual Report 10KSB for the period ended December 31, 1997.

The Balance Sheet grew substantially during the first half of 1998, totaling $210,653,655 in Assets on June 30, 1998, a 6.58% increase since year end. The Loan Portfolio increased by 5.95%, reaching $106,372,599 on June 30, 1998 as compared to $100,403,532, on December 31, 1997. This growth was realized primarily in real estate loans, attributable to good market conditions, competitive rates, and the bank's employment of a seasoned commercial loan officer in April. The Loan Portfolio provides an average yield of 9.66% and represents 50.50% of total Assets. The Investment Portfolio decreased by 10.07% , due primarily to Mortgage-Backed security prepayments and called U.S. Government Agency Bonds. To replace these repayments, the Bank purchased tax-exempt Obligations of State & Political Subdivisions. Although the yields on these securities are lower than those they were replacing, the tax benefits provided by these investments is substantial to bottom line. The Investment Portfolio produced an average yield of 5.93% , totaling $66,706,367 on June 30, 1998, which represents 31.67% of total Assets. The Federal Funds Sold account increased by $12,800,000 since year end, funded principally by deposit growth, investment cash flow, and an increase in Demand Notes Issued to the U.S. Treasury . Bank Premises and Equipment rose by 22.75% due primarily to the purchase of a new mainframe computer system, and major renovations to the main office platform and loan areas, as well as substantial capital improvements to our branch offices. On the Liability side of the Balance Sheet, Deposits increased by 4.86%, reaching $176,364,445 on June 30, 1998, as compared to $168,195,635 on December 31, 1997. Money Market and Certificate of Deposit accounts were responsible for the majority of this growth. This substantial increase was the result of an aggressive 'Celebrate Our Success' campaign during the first quarter, coupled with competitive products and rates. Other Borrowed Funds shifted as a Repurchase Agreement matured and balances in the Demand Notes Issued to the U.S. Treasury account climbed to $13,000,000 at the end of the second quarter. Capital increased by .54% during the first half year of 1998, as a result of the Bancorp's planned repurchase of stock from shareholders. During the period ended June 30, 1998, the Bancorp Board of Directors and Shareholders split the common stock two for one, increasing the issued stock from 447,955 shares to 895,910 shares. The par value of this stock has been reduced from $5.00 per share to $2.50 per share and the authorized shares have been increased to 3,000,000 shares. The Bancorp declared the stock split in order to bring the price of the stock into a more affordable range thereby allowing for wider distribution of ownership. All capital ratios remained consistently strong, with ROAA and ROAE at 1.66 and 20.06 respectively on June 30, 1998. The following table outlines current capital ratios:

                          June 30, 1998    December 31, 1997       Required

Tier I                       13.17               14.35               4.00

Tier II                       1.25                1.25                  *

Total Risk Based
Capital Ratio                14.42               15.63               8.00

Leverage Ratio                8.35                8.01               4.00



* Tier II Capital is limited to 100% of Tier I Capital.

Operational results for the first six months of 1998 unfolded favorably with net income climbing to $1,656,928, on June 30, 1998, a slight increase over the first six months of 1997. Total interest income rose by 3.64%. Total average earning asset balances reached $183,476,544 on June 30, 1998, as compared to an average of $170,354,007 for June 30, 1997. The average yield on these assets declined, from 8.25% during the first six months of 1997 to 7.94% for the first six months of this year. The cause of this drop was attributed primarily to the high prepayment speed on Mortgaged-Backed securities as well as the purchase of lower yielding municipal securities. Various Agency securities were called, and other securities matured according to schedule. A majority of the cash inflows was invested in Federal Funds, due to anticipated loan growth. Yields on new securities have been low which has not bode well for prudent long term investing. Total interest expense rose 12.12% resulting from an increase in deposits, as well as the migration of Savings accounts into higher yielding products such as Money Market accounts and Certificates of Deposit. Interest on Other Borrowed Funds increased in spite of the Repurchase Agreement payoff, due to higher balances in the Demand Notes Issued by the U.S. Treasury Account. The Provision for Possible Loan Losses rose as balances in the Loan Portfolio grew. A Year 2000 Provision began during first quarter of 1998 to provide for any loan losses arising from Year 2000 related credit problems. As of June 30, 1998 the bank has entered the Testing Phase of its Year 2000 Plan. We are on schedule according to our projected time frames provided to the Federal Reserve for progression through our Plan. Total other non-interest income rose by 3.32% over last year, as loan origination fees increased due to loan growth. A new official check program, initiated during the second half of last year, provided the bank with additional interest earned on prefunding balances and outstanding check balances. Other operating expenses remained virtually the same as last year . Salary and related expenses were higher than last year, due to year end increases and the addition of new employees to the staff. Lower operating costs offset this increase. As the bank enters the third quarter, management remains confident that the second half of 1998 will provide an equally strong finish to another successful year.


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 1998
                                                                                                    TOTAL
                                                         3 MONTHS         3 -6        6 - 12       SENSITIVE
                                         REVOLVING       OR LESS         MONTHS       MONTHS       WITHIN I YR
______________________________________________________________________________________________________________

ASSETS:

   INVESTMENTS ....................   $  4,258,318   $  1,998,651   $  7,544,150   $ 12,133,840   $ 25,934,959
   FEDERAL FUNDS SOLD .............     21,100,000              0              0              0     21,100,000
   LOANS:
       INSTALLMENT ................        949,968      1,269,975        798,447      3,181,006      6,199,396
       REAL ESTATE AND COMMERCIAL .     31,244,950      2,271,515      3,737,485      9,395,959     46,649,909
   CASH AND DUE FROM BANKS ........         70,936              0              0              0         70,936
   FIXED ASSETS ...................              0              0              0              0              0
   OTHER ASSETS ...................              0              0              0              0              0
   RESERVE FOR POSSIBLE LOAN LOSSES              0              0              0              0              0
   NON-ACCRUALS ...................              0              0              0              0              0
   UNEARNED DISCOUNT ..............              0              0              0              0              0
                                      ------------   ------------   ------------   ------------   ------------
TOTAL .............................   $ 57,624,172   $  5,540,141   $ 12,080,082   $ 24,710,805   $ 99,955,200
                                      ------------   ------------   ------------   ------------   ------------
SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
JUNE 30, 1998
                                          1-3             3-5           5+
                                          YEARS          YEARS         YEARS           OTHER         TOTAL
_______________________________________________________________________________________________________________
ASSETS:

  INVESTMENTS ....................    $ 19,419,293   $  6,786,672   $ 13,708,643   $    856,800   $  66,706,367
  FEDERAL FUNDS SOLD .............               0              0              0              0      21,100,000
  LOANS:
  INSTALLMENT ................           4,310,087      4,266,837        352,585              0      15,128,905
  REAL ESTATE AND COMMERCIAL .          14,561,183     22,917,474      4,657,515         61,141      88,847,222
  CASH AND DUE FROM BANKS ........               0              0              0      8,658,426       8,729,362
  FIXED ASSETS ...................               0              0              0      3,013,312       3,013,312
  OTHER ASSETS ...................               0              0              0      7,114,755       7,114,755
  RESERVE FOR POSSIBLE LOAN LOSSES               0              0              0     (1,947,200)     (1,947,200)
  NON-ACCRUALS ...................               0              0              0      2,396,472       2,396,472
  UNEARNED DISCOUNT ..............               0              0              0       (435,540)       (435,540)
                                      ------------   ------------   ------------   ------------    ------------
  TOTAL ............................. $ 38,290,563   $ 33,970,983   $ 18,718,743   $ 19,718,166   $ 210,653,655
                                      ------------   ------------   ------------   ------------    ------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 1998

                                                                                                 TOTAL
                                                       3 MONTHS       3 -6        6 - 12       SENSITIVE
                                         REVOLVING     OR LESS       MONTHS       MONTHS       WITHIN I YR
__________________________________________________________________________________________________________
LIABILITIES:
   SAVINGS .......................... $          0  $ 1,958,062 $  1,958,063 $  3,916,125 $  7,832,250
   MONEY MARKETS ....................            0    5,269,673    5,269,672   10,539,345   21,078,690
   NOW ..............................            0      704,918      704,918    1,409,836    2,819,672
   TIME<100 ..........................     126,972    6,878,206    3,180,638    9,047,794   19,233,610
   TIME>100 .........................      169,019    4,181,362    2,179,216    1,967,797    8,497,394
   DEMAND ...........................            0    1,106,935    1,106,935    2,213,870    4,427,740
   REPURCHASE AGREEMENTS ............            0            0            0            0            0
   OTHER BORROWED MONEY .............            0   13,000,000            0            0   13,000,000
   OTHER LIABILITIES ................            0            0            0            0            0
   STOCKHOLDERS' EQUITY .............            0            0            0            0            0
                                        ----------   ----------   ----------   ----------   ----------
TOTAL ............................... $    295,991  $33,099,156 $ 14,399,442 $ 29,094,767 $ 76,889,356
                                        ----------   ----------   ----------   ----------   ----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
JUNE 30, 1998
                                          1-3           3-5              5+
                                          YEARS        YEARS            YEARS       OTHER      TOTAL
______________________________________________________________________________________________________


LIABILITIES:

SAVINGS ..........................    $ 15,664,501  $ 5,664,501 $          0 $          0 $ 39,161,252
MONEY MARKETS ....................      21,078,691            0            0            0   42,157,381
NOW ..............................       5,639,343    5,639,343            0            0   14,098,358
TIME<100 ..........................      4,724,172    2,061,493            0            0   26,019,275
TIME>100 .........................       1,109,435    1,043,956            0            0   10,650,785
DEMAND ...........................       8,855,478    8,855,479            0   22,138,697   44,277,394
REPURCHASE AGREEMENTS ............               0            0            0            0            0
OTHER BORROWED MONEY .............               0    3,000,000            0            0   16,000,000
OTHER LIABILITIES ................               0            0            0    1,217,680    1,217,680
STOCKHOLDERS' EQUITY .............               0            0            0   17,071,530   17,071,530
                                       -----------  -----------   ----------  -----------  -----------
TOTAL ............................    $ 57,071,620  $36,264,772 $          0 $ 40,427,907 #210,653,655
                                       -----------  -----------  -----------  -----------  -----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 1998

                                                                                               TOTAL
                                                       3 MONTHS       3 -6        6 - 12     SENSITIVE
                                         REVOLVING     OR LESS       MONTHS       MONTHS     WITHIN I YR
__________________________________________________________________________________________________________


INTEREST SENSITIVITY GAP
PER PERIOD                              57,328,181  (27,559,015)  (2,319,360)  (4,383,962)  23,065,844
GAP/TOTAL ASSETS                            27.21%       -13.08%       -1.10%       -2.08%      10.95%
CUMULATIVE INTEREST
SENSITIVITY GAP                         57,328,181   29,769,166   27,449,806    23,065,844  23,065,844
% OF CUMULATIVE GAP
TO TOTAL ASSETS                             27.21%       14.13%       13.03%       10.95%      10.95%



SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
JUNE 30, 1998
                                          1-3           3-5              5+
                                          YEARS        YEARS            YEARS       OTHER      TOTAL
______________________________________________________________________________________________________


INTEREST SENSITIVITY GAP
PER PERIOD                            (18,781,057)   (2,293,789)   18,718,743  (20,709,741)
GAP/TOTAL ASSETS                            -8.92%        -1.09%        8.89%
CUMULATIVE INTEREST
SENSITIVITY GAP                          4,284,787     1,990,998   20,709,741
% OF CUMULATIVE GAP
TO TOTAL ASSETS                              2.03%         0.95%        9.83%


Notes to Consolidated Financial Statements


Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1998, and its results of operations for the three months ended June 30, 1998 and 1997 and its cash flows for the six months and three months ended June 30, 1998 and 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

      Fair Value:
      June 30, 1998                $66,808,889
      December 31, 1997            $74,336,201

Stockholders' Equity

On April 7, 1998 the shareholders of Bancorp approved a two for one split of common stock for all shareholders of record as of April 22, 1998. The split became affective on May 6, and increased the number of shares of issued stock from 447,955 to 895,910. The par value of the stock was reduced from $5 per share to $2.50 per share and the number of authorized shares increased from 1,500,000 to 3,000,000.

All references to common stock, retained earnings, treasury stock, earnings per share and average weighted shares outstanding appearing in this report have been adjusted to reflect the split.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                               SMITHTOWN BANCORP



August 13, 1998
                                                /s/ Bradley E. Rock
                                                ___________________________
                                                Bradley E. Rock, President



August 13, 1998
                                                /s/ Anita M. Florek
                                                ___________________________
                                                Anita Florek, Treasurer