Form 10-Q
period 1998-09-30
SMITHTOWN BANCORP INC
filed 1998-11-13
CIK 747345

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                      ----------------------------------

                               Form 10-Q

             X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended September 30, 1998

                   ----------------------------------------


                   Commission file number 2-91511

                               SMITHTOWN BANCORP

                   Incorporated pursuant to the Laws of New York State

             Internal Revenue Service - Employer Identification No. 11-2695037
                   One East Main Street, Smithtown, New York  11787-2801

                               516-360-9300

                              ----------------




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

831,807 Shares of Common stock ($2.50 Par Value) Outstanding as of September 30, 1998.

                                     SMITHTOWN BANCORP

                                           INDEX


Part I - FINANCIAL INFORMATION                                          PAGES

Item 1.  Financial Statements

         Consolidated Balance Sheets
              September 30, 1998 and December 31, 1997                   4-5

         Consolidated Statements of Income
              Three months ended September 30, 1998 and 1997               6

         Consolidated Statements of Income
              Nine months ended September 30, 1998 and 1997                7

         Consolidated Statements of Changes in Stockholders Equity
              Nine months ended September 30, 1998 and 1997                8

         Consolidated Statements of Cash Flows
              Three months ended September 30, 1998 and 1997               9

         Consolidated Statements of Cash Flows
              Nine months ended September 30, 1998 and 1997               10

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                       11-12

Item 3. Notes to Consolidated Financial Statements                         13


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities - None

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (A) Exhibits - None


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                          As of
                                                                                        September 30, 1998        December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks ......................................................             $   8,442,383              $   7,667,371
Investment Securities:
   Investment Securities Held to Maturity
     Obligations of U.S. Government ..........................................                         0                  2,002,757
     Mortgage - Backed Securities ............................................                 5,418,315                  7,237,038
     Obligations of State and Political Subdivisions .........................                 6,507,894                  6,458,344
                                                                                           -------------              -------------
       Total .................................................................                11,926,209                 15,698,139
                                                                                           -------------              -------------
   Investment Securities Available for Sale
     Obligations of U.S. Government ..........................................                 6,189,420                  6,175,710
     Obligations of U.S. Government Agencies .................................                12,309,862                 15,251,638
     Mortgage - Backed Securities ............................................                23,119,259                 36,190,088
     Oligations of State and Political Subdivisions ..........................                 8,664,880                          0
     Other Securities ........................................................                   856,800                    856,800
                                                                                           -------------              -------------
       Total .................................................................                51,140,221                 58,474,236
                                                                                           -------------              -------------
     Total Investment Securities .............................................                63,066,430                 74,172,375
                                                                                           -------------              -------------
         (Fair value $63,350,663 at 9/30/98 and
                 $74,336,201 at 12/31/97)
Federal Funds Sold ...........................................................                15,000,000                  8,300,000
Loans
     Real Estate .............................................................                78,092,912                 69,059,256
     Commercial and Industrial ...............................................                26,444,306                 23,745,418
     Loans to Individuals for Household, Family and
         Other Personal Expenditures .........................................                 5,192,828                  7,492,586
     Other ...................................................................                    88,032                    106,272
                                                                                           -------------              -------------
       Total .................................................................               109,818,078                100,403,532
     Less: Unearned Discount .................................................                  (468,946)                  (690,328)
           Reserve for Possible Loan Losses ..................................                (2,079,012)                (1,677,594)
                                                                                           -------------              -------------
Loans, Net ...................................................................               107,270,120                 98,035,610
                                                                                           -------------              -------------
Bank Premises and Equipment ..................................................                 3,038,016                  2,454,834
Other Assets
     Other Real Estate Owned .................................................                   832,531                  3,927,786
     Other ...................................................................                 3,150,144                  3,098,459
                                                                                           -------------              -------------
Total Assets .................................................................             $ 200,799,624              $ 197,656,435
                                                                                           =============              =============


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                           As of
                                                                                        September 30, 1998        December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
     Demand ..................................................................             $  43,882,121              $  42,566,624
     Money Market ............................................................                40,755,487                 36,326,089
     NOW .....................................................................                15,229,830                 15,284,660
     Savings .................................................................                38,844,343                 40,998,166
     Certificates of Deposit $100,000 and Over ...............................                11,995,519                  8,773,618
     Other Time Deposits .....................................................                25,231,450                 24,246,478
                                                                                           -------------              -------------
       Total .................................................................               175,938,750                168,195,635
Dividend Payable .............................................................                   168,096                    151,644
Securities Sold Under Agreements to Repurchase ...............................                         0                  2,800,000
Demand Notes Issued to the U.S. Treasury .....................................                 3,185,177                  5,452,540
Other Borrowed Funds .........................................................                 3,000,000                  3,000,000
Other Liabilities ............................................................                 1,225,273                  1,077,158
                                                                                           -------------              -------------
     Total ...................................................................               183,517,296                180,676,977
                                                                                           -------------              -------------

Stockholders' Equity
Common Stock - $2.50 Par Value,  3,000,000 Shares ............................                 2,239,775                  2,239,775
     Authorized; 895,910 Shares Issued
Unrealized Gain on Investment Securities
        Available for Sale ...................................................                   347,272                    249,068
Surplus ......................................................................                 1,993,574                  1,993,574
Retained Earnings ............................................................                15,039,350                 12,943,680
                                                                                           -------------              -------------
     Total ...................................................................                19,619,971                 17,426,097
     Less: Treasury Stock (64,103 shares at cost) ............................                (2,337,643)                  (446,639)
                                                                                           -------------              -------------
     Total ...................................................................                17,282,328                 16,979,458
                                                                                           -------------              -------------
Total Liabilities and Capital ................................................             $ 200,799,624              $ 197,656,435
                                                                                           =============              =============


SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                                                                     For Three Months Ended
                                                                                          September 30, 1998     September 30, 1997
------------------------------------------------------------------------------------------------------------------------------------

Interest Income
Interest and Fees on Loans .........................................................              $2,604,258              $2,447,188
Interest and Dividends on:
     Obligations of U.S. Government ................................................                  96,303                  69,114
     Obligations of U.S. Government Agencies .......................................                 178,181                 279,053
     Mortgage - Backed Securities ..................................................                 459,762                 730,856
     Obligations of State & Political Subdivisions .................................                 179,277                  76,010
     Other Securities ..............................................................                  13,903                   2,809
Interest on Federal Funds Sold .....................................................                 200,938                 129,915
Interest on Balances Due From Depository Institutions ..............................                   1,305                  11,313
                                                                                                  ----------              ----------
     Total Interest Income .........................................................               3,733,927               3,746,258
                                                                                                  ----------              ----------

Interest Expense
Money Market Accounts ..............................................................                 362,725                 305,462
Savings ............................................................................                 199,225                 231,489
Time  Deposits $100,000 and Over ...................................................                 158,713                  33,343
Other Time Deposits ................................................................                 320,759                 390,791
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase ...........................................                       0                  43,278
Interest on Demand Notes Issued by U. S. Treasury ..................................                  61,705                  34,874
Interest on Other Borrowed Money ...................................................                  42,627                  42,627
                                                                                                  ----------              ----------
     Total Interest Expense ........................................................               1,145,754               1,081,864
                                                                                                  ----------              ----------
Net Interest Income ................................................................               2,588,173               2,664,394
Provision for Possible Loan Losses .................................................                  83,400                 210,000
                                                                                                  ----------              ----------
Net Interest Income After Provision for Possible
    Loan Losses ....................................................................               2,504,773               2,454,394
                                                                                                  ----------              ----------

Other Non - Interest Income
Trust Department Income ............................................................                  78,037                  42,298
Service Charges on Deposit Accounts ................................................                 367,665                 374,635
Other Income .......................................................................                 253,513                 226,652
Net Securities Transactions ........................................................                  40,676                       0
                                                                                                  ----------              ----------
     Total Other Non - Interest Income .............................................                 739,891                 643,585
                                                                                                  ----------              ----------

Other Operating Expenses
Salaries ...........................................................................                 863,266                 746,835
Pension and Other Employee Benefits ................................................                 137,885                 157,787
Net Occupancy Expense of Bank Premises .............................................                 212,090                 223,395
Furniture and Equipment Expense ....................................................                 174,611                 144,759
Miscellaneous Operating Expense ....................................................                 359,889                 402,433
                                                                                                  ----------              ----------
     Total Other Operating Expense .................................................               1,747,741               1,675,209
                                                                                                  ----------              ----------
Income Before Income Taxes .........................................................               1,496,923               1,422,770
Provision for Income Taxes .........................................................                 550,107                 541,846
                                                                                                  ----------              ----------
     Net Income ....................................................................              $  946,816              $  880,924
                                                                                                  ==========              ==========

Earnings Per Share
Net Income .........................................................................              $     1.13              $     1.02
Cash Dividends Paid ................................................................              $     0.20              $    0.175
Weighted Average Shares Outstanding ................................................                 837,207                 866,536



SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                                                                     For Nine Months Ended
                                                                                          September 30, 1998     September 30, 1997
------------------------------------------------------------------------------------------------------------------------------------

Interest Income
Interest and Fees on Loans .......................................................              $ 7,419,107              $ 7,201,676
Interest and Dividends on:
     Obligations of U.S. Government ..............................................                  323,143                  117,982
     Obligations of U.S. Government Agencies .....................................                  702,276                  767,952
     Mortgage - Backed Securities ................................................                1,592,065                2,169,832
     Obligations of State & Political Subdivisions ...............................                  442,238                  228,362
     Other Securities ............................................................                   43,416                   27,699
Interest on Federal Funds Sold ...................................................                  491,829                  250,127
Interest on Balances Due From Depository Institutions ............................                    7,006                   13,606
                                                                                                -----------              -----------
     Total Interest Income .......................................................               11,021,080               10,777,236
                                                                                                -----------              -----------

Interest Expense
Money Market Accounts ............................................................                1,041,831                  804,107
Savings ..........................................................................                  605,735                  750,807
Time  Deposits $100,000 and Over .................................................                  397,347                  139,086
Other Time Deposits ..............................................................                  952,416                1,020,735
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase .........................................                   72,826                  129,680
Interest on Demand Notes Issued by U. S. Treasury ................................                  163,821                   81,515
Interest on Other Borrowed Money .................................................                  126,490                  131,295
                                                                                                -----------              -----------
     Total Interest Expense ......................................................                3,360,466                3,057,225
                                                                                                -----------              -----------
Net Interest Income ..............................................................                7,660,614                7,720,011
Provision for Possible Loan Losses ...............................................                  336,600                  350,000
                                                                                                -----------              -----------
Net Interest Income After Provision for Possible
  Loan Losses ....................................................................                7,324,014                7,370,011
                                                                                                -----------              -----------

Other Non - Interest Income
Trust Department Income ..........................................................                  282,725                  263,557
Service Charges on Deposit Accounts ..............................................                1,095,759                1,149,176
Other Income .....................................................................                  701,502                  567,196
Net Securities Transactions ......................................................                   40,676                        0
                                                                                                -----------              -----------
     Total Other Non - Interest Income ...........................................                2,120,662                1,979,929
                                                                                                -----------              -----------

Other Operating Expenses
Salaries .........................................................................                2,431,959                2,233,249
Pension and Other Employee Benefits ..............................................                  508,299                  500,156
Net Occupancy Expense of Bank Premises ...........................................                  621,607                  681,385
Furniture and Equipment Expense ..................................................                  454,141                  442,359
Miscellaneous Operating Expense ..................................................                1,292,527                1,361,294
                                                                                                -----------              -----------
     Total Other Operating Expense ...............................................                5,308,533                5,218,443
                                                                                                -----------              -----------
Income Before Income Taxes .......................................................                4,136,143                4,131,497
Provision for Income Taxes .......................................................                1,532,399                1,593,771
                                                                                                -----------              -----------
     Net Income ..................................................................              $ 2,603,744              $ 2,537,726
                                                                                                ===========              ===========

Earnings Per Share
Net Income .......................................................................              $      3.06              $      2.93
Cash Dividends Paid ..............................................................              $     0.575              $     0.510
Weighted Average Shares Outstanding ..............................................                  849,995                  866,536


SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                 Unrealized                  Cost of
                                                 Common Stock                    Gain(Loss)                  Common       Total
                                          Shares                      Capital    On Securities    Retained   Stock in  Stockholders'
                                        Outstanding      Amount      Surplus     Available for    Earnings   Treasury     Equity
                                                                                 Sale
-----------------------------------------------------------------------------------------------------------------------------------


 Balance at 1/1/97 .................       866,536    $ 2,239,775   $ 1,993,574  $  81,093    $10,229,436   $ (446,639) $14,097,239
 Net Income ........................                                                            2,537,726                 2,537,726
 Cash Dividend Declared ............                                                             (454,931)                 (454,931)
 Allowance for Unrealized Gain(Loss)                                               200,450                                  200,450
                                         ---------    -----------   ----------- ----------   -----------   ------------ -----------
 Balance at 9/30/97 ................       866,536    $ 2,239,775   $ 1,993,574 $  281,543    $12,312,231  $  (446,639) $16,380,484
                                         =========    ===========   =========== ==========   ===========   ============ ===========



 Balance at 1/1/98 .................       866,536    $ 2,239,775   $ 1,993,574  $ 249,068   $12,943,680   $ (446,639)  $16,979,458
 Net Income ........................                                                           2,603,744                  2,603,744
 Cash Dividend Declared ............                                                            (508,074)                  (508,074)
 Purchase Treasury Stock ...........       (34,729)                                                        (1,891,004)   (1,891,004)
 Allowance for Unrealized Gain(Loss)                                                98,204                                   98,204
                                         ---------    -----------    ----------- ---------   -----------  ------------  -----------
 Balance at 9/30/98 ................       831,807    $ 2,239,775    $ 1,993,574 $ 347,272   $15,039,350  $(2,337,643)  $17,282,328
                                         =========    ===========    =========== =========   ===========  ============  ===========



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                   For Three Months Ended
                                                                                        September 30, 1998      September 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------

 Cash Flows from Operating Activities
 Net Income .....................................................................            $    946,816             $    880,924
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Valuation Reserve for Other Real Estate Owned .............................                       0                        0
      Depreciation on Premises and Equipment ....................................                  89,924                   98,345
      Provision for Possible Loan Losses ........................................                  83,400                  210,000
      Amortization of Transition Obligation .....................................                  13,878                   26,025
      Increase(Decrease) in Interest Payable ....................................                  46,316                   12,719
      Increase(Decrease) in Miscellaneous Payables and
         Accrued Expenses .......................................................                 197,969                    1,120
      (Increase)Decrease in Fees and Commissions
         Receivable .............................................................                  (7,200)                  46,000
      (Increase)Decrease in Interest Receivable .................................                  15,018                 (174,115)
      (Increase)Decrease in Prepaid Expenses ....................................                  10,603                   17,943
      (Increase)Decrease in Miscellaneous Receivables ...........................                 (54,635)                (135,589)
      (Increase)Decrease in Income Taxes Receivable .............................                    (378)                  96,856
      Increase(Decrease) in Deferred Taxes ......................................                  (9,515)                (126,010)
      Decrease in Accumulated Post Retirement Benefit
         Obligation .............................................................                 (13,079)                 (15,447)
      Amortization of Investment Security Premiums and
         Accretion of Discounts .................................................                   9,514                   47,629
      Gain on Sale of Investment Securities .....................................                 (40,676)                       0
      Gain on Sale of Other Real Estate Owned ...................................                 (65,437)                       0
                                                                                             ------------             ------------
      Cash Provided by Operating Activities .....................................               1,222,518                  986,400
                                                                                             ------------             ------------

 Cash Flows from Investing Activities
      Proceeds from Maturities of Investment Securities
         Held to Maturity .......................................................               1,651,929                  540,519
      Proceeds from Maturities of Investment Securities
         Available for Sale .....................................................               5,386,931                2,869,383
      Purchases of Investment Securities Available for
         Sale ...................................................................              (3,077,034)              (9,790,730)
      Purchases of Investment Securities Held to Maturity .......................                (102,289)                (263,756)
      Net (Increase)Decrease in Federal Funds Sold ..............................               6,100,000                  900,000
      Net (Increase)Decrease in Loans ...........................................              (3,483,661)              (1,615,309)
      Purchases of Premises and Equipment .......................................                (114,830)                 (21,997)
      Proceeds from Sale of Other Real Estate Owned .............................               3,197,693                        0
                                                                                             ------------             ------------
      Cash Provided(Used) by Investing Activities ...............................               9,558,739               (7,381,890)
                                                                                             ------------             ------------

 Cash Flows from Financing Activities
      Net Increase(Decrease) in Demand Deposits, NOW
         Accounts and Savings Accounts ..........................................                (982,604)               4,249,496
      Net Increase(Decrease) in Time Accounts ...................................                 556,909                  997,586
      Cash Dividends Paid .......................................................                (168,776)                (151,643)
      Net Increase(Decrease) in Borrowed Funds ..................................              (9,814,823)              (1,000,000)
      Purchase of Treasury Stock ................................................                (658,942)                       0
                                                                                             ------------             ------------
      Cash Provided(Used) by Financing Activities ...............................             (11,068,236)               4,095,439
                                                                                             ------------             ------------

      Net Increase(Decrease) in Cash and Due from Banks .........................                (286,979)              (2,300,051)
      Cash and Due from Banks, Beginning of Period ..............................               8,729,362               10,428,758
                                                                                             ------------             ------------
      Cash and Due from Banks, End of Period ....................................            $  8,442,383             $  8,128,707
                                                                                             ============             ============

 Supplemental Disclosures of Cash Flow Information
      Cash Paid During the Year for:
       Interest .................................................................            $    104,332             $    120,779
       Income Taxes .............................................................            $    560,000             $    571,000

 Non-Cash Investing Activities
      Loans Transferred to Other Real Estate Owned ..............................            $          0             $    120,036



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                    For Nine Months Ended
                                                                                      September 30, 1998         September 30, 1997
------------------------------------------------------------------------------------------------------------------------------------

 Cash Flows from Operating Activities
 Net Income .....................................................................            $  2,603,744             $  2,537,726
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Valuation Reserve for Other Real Estate Owned .............................                  82,998                  120,000
      Depreciation on Premises and Equipment ....................................                 267,465                  308,921
      Provision for Possible Loan Losses ........................................                 336,600                  350,000
      Amortization of Transition Obligation .....................................                  65,930                   78,077
      Increase(Decrease) in Interest Payable ....................................                  39,090                   37,716
      Increase(Decrease) in Miscellaneous Payables and
         Accrued Expenses .......................................................                 111,081                  (54,886)
      (Increase)Decrease  in Fees and Commissions
         Receivable .............................................................                 (19,200)                  25,000
      (Increase)Decrease in Interest Receivable .................................                  27,893                 (227,098)
      (Increase)Decrease in Prepaid Expenses ....................................                 (24,436)                 189,560
      (Increase)Decrease in Miscellaneous Receivables ...........................                (111,980)                (178,241)
      (Increase)Decrease in Income Taxes Receivable .............................                 151,030                  187,705
      Increase(Decrease) in Deferred Taxes ......................................                (205,631)                 (99,361)
      Decrease in Accumulated Post Retirement Benefit
         Obligation .............................................................                 (40,320)                 (46,955)
      Amortization of Investment Security Premiums and
         Accretion of Discounts .................................................                 136,829                  (46,172)
      Gain on Sale of Investment Securities .....................................                 (40,676)                       0
      Gain on Sale of Other Real Estate Owned ...................................                 (65,437)                       0
                                                                                             ------------             ------------
      Cash Provided by Operating Activities .....................................               3,314,980                3,181,992
                                                                                             ------------             ------------

 Cash Flows from Investing Activities
      Proceeds from Maturities of Investment Securities
         Held to Maturity .......................................................               4,225,096                1,850,824
      Proceeds from Maturities of Investment Securities
         Available for Sale .....................................................              21,959,625               11,830,607
      Purchases of Investment Securities Available for
         Sale ...................................................................             (14,557,821)             (23,224,306)
      Purchases of Investment Securities Held to Maturity .......................                (415,730)                (737,555)
      Net (Increase)Decrease  in Federal Funds Sold .............................              (6,700,000)             (12,400,000)
      Net (Increase)Decrease in Loans ...........................................              (9,691,110)                (617,388)
      Purchases of Premises and Equipment .......................................                (850,849)                (137,018)
      Proceeds from Sale of Other Real Estate Owned .............................               3,197,693                1,570,054
      Purchase of Treasury Stock ................................................              (1,891,004)                       0
                                                                                             ------------             ------------
      Cash Provided(Used) by Investing Activities ...............................              (4,724,100)             (21,864,782)
                                                                                             ------------             ------------

 Cash Flows from Financing Activities
      Net Increase(Decrease) in Demand Deposits, NOW
         Accounts and Savings Accounts ..........................................               3,536,242                8,561,621
      Net Increase(Decrease)  in Time Accounts ..................................               4,206,873                4,487,569
      Cash Dividends Paid .......................................................                (491,621)                (441,933)
      Net  Increase(Decrease) in Borrowed Funds .................................              (5,067,362)               6,514,276
                                                                                             ------------             ------------
      Cash Provided(Used) by Financing Activities ...............................               2,184,132               19,121,533
                                                                                             ------------             ------------

      Net Increase(Decrease) in Cash and Due from Banks .........................                 775,012                  438,743
      Cash and Due from Banks, Beginning of Period ..............................               7,667,371                7,689,964
                                                                                             ------------             ------------
      Cash and Due from Banks, End of Period ....................................            $  8,442,383             $  8,128,707
                                                                                             ============             ============

 Supplemental Disclosures of Cash Flow Information
      Cash Paid During the Year for:
       Interest .................................................................            $    363,137             $    342,490
       Income Taxes .............................................................            $  1,587,000             $  1,505,427

 Non-Cash Investing Activities
      Loans Transferred to Other Real Estate Owned ..............................            $          0             $    728,680



Management's Discussion and Analysis of Financial Condition and Results of Operation


Smithtown Bancorp, a one-bank holding company, acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual Report 10KSB for the period ended December 31, 1997.

Changes in the September 30, 1998 Balance Sheet were primarily due to a shift in asset allocation. Total Investment Securities declined by 14.97% due principally to heavy prepayments of Mortgage Backed Securities and utilization of call features on various Agency Securities. Due to the current low rate environment, municipal bonds have been the only arena for investable funds with yields above that of Federal Funds. As security payments were returned to the Bank, they were invested primarily in Federal Funds Sold. This accounts for the 80.72% increase in this Asset category. Gross loans increased by 9.38% since year-end 1997, also funded through investment security returns. The largest area of growth in the loan portfolio was commercial real estate. Loans now comprise 54.7% of total Assets and Investment Securities 31.4% of total Assets. At December 31, 1997, Loans and Investment Securities represented 50.8% and 37.5%, respectively. The 23.8% increase reflected in the balance of Bank Premises and Equipment is due to capital improvements made in the Bank's main office as well as the purchase of a new, upgraded IBM Risc Box. This new mainframe was required to process a new on-line teller system which will be implemented during fourth quarter 1998. These two new hardware and software systems are Year 2000 compliant and as such reduce the number of mission critical systems yet to be renovated. Other Real Estate Owned declined 78.8% during 1998, the result of the sale of three properties. The largest of these three properties had been transferred to Other Real Estate Owned in 1991. As a result of these sales, slightly more than three million dollars was added back to the Bank's earning assets. Total Assets increased by 1.59% from December 31, 1997. On the Liability side of the Balance Sheet, total Deposits increased by 4.60%, with the largest growth in Money
Market Accounts, and then in Certificates of Deposit $100,000 and over. Securities Sold Under Agreement to repurchase declined by $2,800,000 as the REPO transaction matured and Demand Notes Issued to the U.S. Treasury declined by 41.6%. In the Stockholders' Equity section of the Balance Sheet, Treasury Stock holdings increased by 423.4%, a result of an aggressive stock buyback program approved by the Bank's Board of Directors at the beginning of 1998. The Bank's capital ratios remain very strong as evidenced below.


                      Sept. 1998            Dec. 1997                 Required

Leverage                    8.45                 8.72                     4.00
Risk Based Capital
Tier I                     13.59                14.35                     4.00
    II                      1.25                 1.25                      ***
Total                      14.86                15.63                     8.00

*** Tier II Capital is limited to 100% of Tier I Capital.

The nine month Income Statement for 1998 and 1997 reflect a 2.6% increase in Net Income, with slight changes in Income and Expense categories. Loan income grew by 3.0% over the same time frame in 1997. Investment income declined by 6.3% due to the high level of prepayments. Interest income on Federal Funds Sold increased by 96.6% once again due to the high level of these Funds in 1998. Total Interest Income was a slight 2.26% higher during 1998 over 1997. Interest Expense finished third quarter 9.92% higher than the same period in 1997. Corresponding to increases in Money Market Accounts and Certificates of Deposit $100,000 and over, the interest expense in these deposit accounts also rose. Although the level of Demand Notes Issued by the U.S. Treasury was lower at September 30, 1998 than at December 31, 1997, on average, the balance was significantly higher during the nine month period of 1998 compared to 1997. Due to this higher average balance, the interest expense on these Demand Notes for the nine month period ended September 30, 1998 was 100.97% higher. The resulting Net Interest Income for the nine months ended September 30, 1998 was .77% lower than the same period last year. Considering the lower interest rate environment of 1998 as compared to 1997, with its effect of narrowing margins, this .77% decrease in Net Interest Income is quite minimal. The Bank's actual margin as of September 30, 1998 is 5.69% as compared to 6.07% at year-end 1997. Total Other Non-Interest Income during 1998 increased by 7.11% over 1997. This is primarily the result of gains on the Sale of Other Real Estate Owned as well as gains on the Sale of Investment Securities. Other Operating Expenses increased by a slight 1.73%, resulting from $198,710 of increased Salary Expenses. The 2.6% increase in Net Income for 1998 over the same period in 1997, along with the 1.91% reduced level of Weighted Average Shares Outstanding resulted in an EPS of $3.06 for the nine month period ended September 30, 1998.

As the Bank enters the final quarter of 1998, management fully expects earnings to continue on an upward trend. Loan demand remains strong with significant growth anticipated by year-end. Management will continue to focus its efforts on Y2K compliance during fourth quarter. The Bank has entered the Validation Phase of its Y2K Plan and expects to be substantially through this Phase by year-end. Contingency Plans are currently being evaluated with respect to all mission critical systems. Management reviews its progress quarterly as related to Y2K compliance against FFIEC guidelines. The Bank's projected expense for Y2K compliance remains at the same level projected at year-end 1997.

Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1998, and its results of operations for the three months and nine months ended September 30, 1998 and 1997 and its cash flows for the three months and nine months ended September 30, 1998 and 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


Investment Securities

Fair Value:
            September 30, 1998                  $63,350,663
            December  31, 1997                  $74,336,201

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          SMITHTOWN BANCORP



                                          //s Bradley E. Rock
November 12, 1998                         ___________________________
                                           Bradley E. Rock, President


                                          //S Anita Florek
November 12, 1998                         ___________________________
                                           Anita Florek, Treasurer