Form 10KSB
period 1998-12-31
SMITHTOWN BANCORP INC
filed 1999-03-30
CIK 747345

                                              No. of pages within this report 57

     As filed with the Securities and Exchange Commission on March 26, 1999
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended 31 December 1998 Commission File #0 - 13314

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

           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, $2.50 Par Value
                                (Title of Class)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                   Number of Shares Outstanding
Class of Common Stock                                   as of 15 March 1999
    $2.50 Par Value                                         815,327

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
nonaffiliates was approximately 45,556,396 based on the price at which stock was sold on 15 March 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE


1) Portions of the Annual Report for the fiscal year ended 31 December 1998 are incorporated herein by reference into Parts I and II.

2) Portions of the Prospectus dated 26 July 1984 and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, are incorporated by reference into Part I.

3)  Portions  of  the  Proxy  Statement   relating  to  the  annual  meeting  of
stockholders to be held on 15 April 1999 are incorporated herein by reference into Part III.

                                     Part I

Item 101: Description of Business

     Smithtown Bancorp, Inc. ("Registrant")

     Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

     Page 13 of the Registrant's Annual Report for the year ended 31 December 1998, and

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

Item 201: Market for Common Equity and Related Stockholder Matters

Page 27 and 35 of the Registrant's Annual Report for the year ended 31 December 1998 is incorporated herein by reference.

Item 202: Description of Securities or Plan of Operation

     691 Shareholders of common stock at 15 March 1999.

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

Item 303: Management's Discussion and Analysis or Plan of Operations

Pages 32 through 46, inclusive, of the Registrant's Annual Report for the year ended 31 December 1998 are incorporated herein by reference.

Item 304: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Form 8-K was filed with the Exchange on September 14, 1992. Form 8 Amendment to Form 8-K was filed on September 24, 1992. Both forms are incorporated herein by reference.

Item 310: Financial Statements

Pages 14 through 31, inclusive, of the Registrant's Annual Report for the year ended 31 December 1998 are incorporated herein by reference.

                                     Part 4

Item 401: Directors, Executive Officers, Promoters and Control Persons of the Registrant

The information with respect to directors, executive officers and control persons contained on pages 50 through 51, and pages 52 through 53, of the Registrant's Proxy Statement dated 10 March 1999, is incorporated herein by reference.

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

Item 402: Executive Compensation

Pages  54  of  the  Registrant's   Proxy  Statement  dated  10  March  1999  are
incorporated herein by reference, together with the information set forth on page 54.

Item 403: Security Ownership of Certain Beneficial Owners and Management

Page 52 and 53 of the Registrant's Proxy Statement, dated 10 March 1999 are incorporated herein by reference.

Item 404: Certain Relationships and Related Transactions

Page 54 of the Registrant's Proxy Statement dated 10 March 1999 and page 24 of the Registrant's Annual Report for the year ended 31 December 1998 are incorporated herein by reference.

                                INDEX OF EXHIBITS

Exhibit No.                       Description                           Page

    3a                Articles of Incorporation                          *

    3b                By-Laws                                            *

     4                By-Laws Page Nos. 2,11,12,13,14                    *

                      Articles of Incorporation Page No. 2               *

     9                No voting trust agreements

    10                No material contracts

    13                Annual Report for the year ended 31 December 1997  10-47

                      Notice of Annual Meeting and Proxy Statement       48-56

    16                Reference to Item 8 in 10-KSB                          2

    18                No change in accounting principles

    19                Reference to Page 1                                    1

    22                Bank of Smithtown
                      Smithtown, New York  11787

    23                Notice of Annual Meeting and Proxy Statement       48-56

    24                Consent of Independent Auditors                        9
                      Report of Independent Auditors                        13

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



Date: 3/30/99                               Smithtown Bancorp, Inc.
                                            Registrant

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


      /s/ Bradley E. Rock
      -------------------------------------------
      Bradley E. Rock, President, Chief Executive       Date 3/30/99
      Officer and Chairman of the Board

      /s/ Augusta Kemper
      -------------------------------------------
      Augusta Kemper, Director                          Date 3/30/99

      /s/ Patrick A. Given
      -------------------------------------------       Date 3/30/99
      Patrick A. Given, Director

      /s/ Manny Schwartz
      -------------------------------------------       Date 3/30/99
      Manny Schwartz, Director

      /s/ Edith Hodgkinson
      -------------------------------------------       Date 3/30/99
      Edith Hodgkinson, Director

      /s/ Barry M. Seigerman
      -------------------------------------------       Date 3/30/99
      Barry M. Seigerman, Director

      /s/ Attmore Robinson
      -------------------------------------------       Date 3/30/99
      Attmore Robinson, Director

      /s/ Charles E. Rockwell
      -------------------------------------------       Date 3/30/99
      Charles E. Rockwell, Director

      /s/ Robert W. Scherdel
      -------------------------------------------       DATE 3/30/99
      Robert W. Scherdel, Director

ALBRECHT, VIGGIANO, ZURECK
& COMPANY, P.C.
Certified Public Accountants
25 Suffolk Court
Hauppauge, New York  11788
(516) 434-9500





                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in this Form 10-KSB of Smithtown Bancorp, Inc. of our report dated January 22, 1999, included in the 1998 Annual Report to shareholders of Smithtown Bancorp, Inc.





Albrecht, Viggiano, Zureck & Company, P.C.

Hauppauge, New York
January 22,   1999

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Banking Locations
Corporate Directory


(OBJECT OMITTED)

(OBJECT OMITTED)

(OBJECT OMITTED)

(OBJECT OMITTED)






Financial Highlights

                                                     1998              1997              1996             1995              1994
At Year End
   Assets ................................   $   205,825,657   $   197,656,435   $   181,629,049   $   157,528,274   $   156,951,687
   Loans .................................       115,454,910        98,035,610        98,955,368        95,984,044        78,421,816
   Deposits ..............................       183,875,462       168,195,635       158,928,455       143,581,497       135,230,577
   Stockholders' Equity ..................        17,412,189        16,979,458        14,097,239        12,837,073        11,605,718

For the Year
   Net Income ............................   $     3,500,413   $     3,320,819   $     1,705,498   $     1,471,381   $     1,231,511
   Return on Average Equity (%) ..........             20.45             21.60             12.94             11.98             10.61
   Return on Average Assets (%) ..........              1.73              1.73              1.00              0.94              0.79
   Efficiency (%) ........................              0.54              0.52              0.72              0.75              0.79
Per Share
   Net Income ............................   $          4.15   $          3.83   $          1.97   $          1.70   $          1.40
   Cash Dividends Declared ...............              0.80              0.70              0.64              0.56              0.50
   Stockholders' Equity ..................             21.16             19.60             16.27             14.82             13.57

(OBJECT OMITTED)


Message From the Chairman of the Board

During 1998 Bank of Smithtown continued to solidify and enhance its position of leadership among community banks on Long Island and, indeed, among community banks throughout the nation.

For the third consecutive year, Bank of Smithtown posted a record level of earnings, finishing 1998 with net income of $3,500,413. Even more impressively, for the second straight year, the Bank achieved a return on average equity of more than 21%, a level of success attained by only a handful of banks in the entire country.

Other measures of the Bank's performance also place it at or near the top of its peer group. Return on average assets was 1.73% for the second year in a row, far exceeding statewide and national averages. Efficiency was 53.75%, more than 10% leaner than peer group averages.

Our loan portfolio increased in overall size by 17.6%, finishing the year at more than $118 million. During this year our loan quality improved significantly with non-performing loans decreasing 16% to $1.7 million and Other Real Estate Owned decreasing 73% to $1.1 million. The total past due loans, non-performing loans and real estate owned declined by 46%.

Earnings per share were $4.15, an increase of 8.4%. These figures were aided by both the increase in earnings and the holding company's stock repurchase program, which has been very successful. Smithtown Bancorp repurchased more than 43,000 of its shares in market transactions during 1998.

The company's stock price also continued its stellar performance. Our stock price (adjusted for the 2 for 1 split in May) gained more then 28% during the course of the year. This trend continued the stock's long climb through the decade of the 90's. In fact, if you had invested $100,000 in Smithtown Bancorp in 1990, your total return on that investment today would be $659,550.

Not only has our company reached the highest levels of financial performance, but we have also gained increasing regional and even national recognition for our success. U. S. Banker magazine ranked Smithtown Bancorp 6th in the nation among community banks in return to its shareholders. Similarly, Newsday has ranked Smithtown Bancorp among the top investments on Long Island.

We intend to continue to bring our special brand of community bank service to an increasing number of consumers and small businesses on Long Island. We appreciate your support of our efforts and look forward to even greater prosperity as we approach the millennium.


Bradley E. Rock
Chairman of the Board
President & Chief Executive Officer

(OBJECT OMITTED)

With a strong commitment to our customers and the communities we serve, Bank of Smithtown has assumed an increasing position of leadership among banks on Long Island and banks throughout the country. Accordingly, the Bank has received increasing recognition for its achievements. In 1998, U. S. Banker's annual ranking of community banks placed Smithtown Bancorp at 6th among all community banks nationwide in return on equity.

In forums that range from community newspapers to broadcast news, our strong performance has been recognized and our innovative efforts designed to enhance our region's quality of life are being advocated. Brad Rock was among the commentators in a Cablevision-News 12 economic roundtable, and he served as a High-Tech Incubator conference keynote speaker where he underscored the need for area banks to invest in the region's high-tech entrepreneurs.

Equally important are the Bank's efforts in support of the economic growth of the communities we serve and our sponsorship of local civic, youth and charitable events. From hosting quarterly 'Boardroom Luncheons', where local business people are invited for lunch to exchange ideas and information; to offering open seminars for small business owners to prepare them against computer fraud; to sponsoring Long Island's first 'Community Dog Walk' for the benefit of the Guide Dog Foundation; we continue to demonstrate our commitment to the community.

While we appreciate the recognition we have received, we realize that our growth and future success is ultimately powered by the individual relationships that we enjoy with each customer. As we continue to project our message, we do so for the purposes of making ourselves helpful to our customers and profitable for our stockholders.

(OBJECT OMITTED)

We will continue to offer our customers the latest in automated banking products as an option, but first, we will offer a handshake and personal assistance. (Above) Branch Manager, Lisa McCulloch, answers a customer's question about Individual Retirement Accounts.

Bank of Smithtown is reaching for the Year 2000 by reaffirming our belief in good old fashioned manners. While we are introducing a state-of-the-art website, we also continue to insist that our customers be greeted by name and that our officers and customer service representatives be available to offer personal attention at convenient hours. We believe our ability to 'right size' the Bank means that we have created an institution that is accessible to the community we serve. We are building our future based on an 89- year history of personal service and community commitment. We have remodeled our main office to reflect the architectural heritage of the original 1920's design and to honor a time when service was everything. Our customer service representatives are in a location where our customers have the greatest access to them. Accessibility remains our watchword and we encourage our staff to know our customers well in order to serve them better.

A Description of Our Business

Smithtown Bancorp (the 'Bancorp') is a bank holding company incorporated in the State of New York, subject to the regulation and supervision of the State of New York Banking Department, the Federal Reserve Board and the Securities and Exchange Commission. The Bancorp owns all of the outstanding stock of Bank of Smithtown (the 'Bank') and conducts no business other than holding the stock of Bank of Smithtown. Therefore, the content of this annual report, as it pertains to the description of the activities of the Bancorp, is in essence a description of the activities of Bank of Smithtown.

Bank of Smithtown, chartered under the laws of the State of New York, is a member of the Federal Reserve System and is insured by the Federal Deposit Insurance Corporation. The Bank has been headquartered in Smithtown since 1910. It is in its 89th year of operation as an independent commercial bank. The Bank operates seven offices in the following communities: Smithtown, Commack, Hauppauge, Kings Park, Centereach, Lake Grove and Northport.

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


Independent Auditors' Report

To the Board of Directors
  and Stockholders of
Smithtown Bancorp


We have  audited  the  accompanying  consolidated  balance  sheets of  Smithtown
Bancorp as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of Smithtown Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithtown Bancorp at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, Smithtown Bancorp adopted the provisions of Statements of Financial Accounting Standards
(SFAS) No. 132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits' in 1998 and SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities' in 1997.


Albrecht, Viggiano, Zureck & Company, P.C.
Hauppauge, New York
January 22, 1999

Consolidated Balance Sheets                                                                                     Smithtown Bancorp
                                                                                                                As of December 31,
                                                                                                               1998           1997
Assets
Cash and Due from Banks ..............................................................................   $  7,124,365   $  7,667,371
Investment Securities:
   Investment Securities Held to Maturity:
      Obligations of U.S. Government .................................................................              0      2,002,757
      Mortgage-Backed Securities .....................................................................      4,582,024      7,237,038
      Obligations of State and Political Subdivisions ................................................      6,292,248      6,458,344
             Total (Estimated Fair Value $11,125,675 in 1998 and $15,861,965 in 1997) ................     10,874,272     15,698,139
   Investment Securities Available for Sale:
      Obligations of U.S. Government .................................................................      6,151,890      6,175,710
      Obligations of U.S. Government Agencies ........................................................     14,213,318     15,251,638
      Mortgage-Backed Securities .....................................................................     19,129,406     36,190,088
      Obligations of State and Political Subdivisions ................................................     11,818,684              0
      Other Securities ...............................................................................        856,800        856,800
            Total (At Estimated Fair Value) ..........................................................     52,170,098     58,474,236
         Total Investment Securities .................................................................     63,044,370     74,172,375
Federal Funds Sold ...................................................................................     12,500,000      8,300,000
Loans ................................................................................................    118,101,158    100,403,532
  Less: Unearned Discount ............................................................................        525,877        690,328
        Allowance for Possible Loan Losses ...........................................................      2,120,371      1,677,594
Loans, Net ...........................................................................................    115,454,910     98,035,610
Bank Premises and Equipment ..........................................................................      3,259,290      2,454,834
Other Assets
   Other Real Estate Owned ...........................................................................      1,072,495      3,927,786
   Other .............................................................................................      3,370,227      3,098,459
         Total Other Assets ..........................................................................      4,442,722      7,026,245
         Total .......................................................................................   $205,825,657   $197,656,435

Liabilities
Deposits:
  Demand (Non-Interest Bearing) ......................................................................   $ 49,752,008   $ 42,566,624
  Money Market .......................................................................................     42,807,109     36,326,089
  NOW ................................................................................................     15,790,178     15,284,660
  Savings ............................................................................................     39,267,087     40,998,166
  Time ...............................................................................................     36,259,080     33,020,096
        Total Deposits ...............................................................................    183,875,462    168,195,635
Dividend Payable .....................................................................................        165,893        151,644
Securities Sold Under Agreements to Repurchase .......................................................              0      2,800,000
Other Borrowings .....................................................................................      3,174,645      8,452,540
Other Liabilities ....................................................................................      1,197,468      1,077,158
         Total Liabilities ...........................................................................    188,413,468    180,676,977
Commitments and Contingent Liabilities

Stockholders' Equity
Common Stock - $2.50 Par Value:
        (3,000,000 Shares Authorized; 895,910 Shares Issued) .........................................      2,239,775      2,239,775
Capital Surplus ......................................................................................      1,993,574      1,993,574
Retained Earnings ....................................................................................     15,770,822     12,943,680
Accumulated Other Comprehensive Income ...............................................................        249,455        249,068
        Total ........................................................................................     20,253,626     17,426,097
Less: Treasury Stock (73,145 and 29,374 Shares at Cost
      at December 31, 1998 and 1997, respectively) ...................................................      2,841,437        446,639
         Total Stockholders' Equity ..................................................................     17,412,189     16,979,458
         Total .......................................................................................   $205,825,657   $197,656,435

See notes to consolidated financial statements


Consolidated Statements of Income                                                                        Smithtown Bancorp
                                                                                                      Year Ended December 31,
                                                                                            1998             1997             1996
------------------------------------------------------------------------------------------------------------------------------------

Interest Income
Interest and Fees on Loans ......................................................      $ 9,996,927      $ 9,731,626      $ 9,391,802
Interest on Balances Due from Banks .............................................            7,631            5,973            1,493
Interest on Federal Funds Sold ..................................................          707,252          382,157          417,107
Interest and Dividends on Investment Securities:
    Taxable:
       Obligations of U.S. Government ...........................................          414,782          235,724          141,265
       Obligations of U.S. Government Agencies ..................................          920,343        1,038,404          569,716
       Mortgage-Backed Securities ...............................................        1,979,480        2,847,023        1,833,879
       Other Securities .........................................................           57,932           52,010           37,638
          Total .................................................................        3,372,537        4,173,161        2,582,498
    Exempt from Federal Income Taxes:
        Obligations of State and Political Subdivisions .........................          656,858          308,609          293,774
        Total Interest Income ...................................................       14,741,205       14,601,526       12,686,674

Interest Expense
Money Market Accounts ...........................................................        1,418,621        1,136,766          834,353
Savings .........................................................................          775,420          967,334        1,298,962
Certificates of Deposit of $100,000 and Over ....................................          516,403          392,267          123,851
Other Time Deposits .............................................................        1,284,662        1,194,572        1,282,579
Securities Sold Under Agreements To Repurchase ..................................           72,826          174,556          100,932
Other Borrowings ................................................................          375,057          286,995           44,308
          Total Interest Expense ................................................        4,442,989        4,152,490        3,684,985
          Net Interest Income ...................................................       10,298,216       10,449,036        9,001,689
          Provision for Possible Loan Losses ....................................          525,000          805,000          370,000
          Net Interest Income, After Provision for Possible Loan Losses .........        9,773,216        9,644,036        8,631,689

Other Non-Interest Income
Trust Department Income .........................................................          400,569          364,600          434,069
Service Charges on Deposit Accounts .............................................        1,479,577        1,518,765        1,337,449
Other Income ....................................................................          952,721          751,137          540,588
Net Gain on Sales of Investment Securities ......................................           40,676                0           16,724
         Total Other Non-Interest Income ........................................        2,873,543        2,634,502        2,328,830

Other Operating Expenses
Salaries ........................................................................        3,252,761        2,949,150        3,379,214
Pensions and Other Employee Benefits ............................................          682,397          669,919          717,516
Net Occupancy Expense of Bank Premises ..........................................          835,787          874,033        1,130,358
Furniture and Equipment Expense .................................................          621,808          589,897          637,029
Other Expenses ..................................................................        1,726,923        1,793,602        2,393,013
         Total Other Operating Expenses .........................................        7,119,676        6,876,601        8,257,130
Income Before Income Taxes ......................................................        5,527,083        5,401,937        2,703,389
Provision for Income Taxes ......................................................        2,026,670        2,081,118          997,891
Net Income ......................................................................      $ 3,500,413      $ 3,320,819     $  1,705,498

Earnings Per Share
Net Income.......................................................................      $      4.15      $      3.83     $       1.97
Weighted Average Shares Outstanding..............................................          844,496          866,536          866,536


See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income                                                         Smithtown Bancorp


                                                                                                      Year Ended December 31,
                                                                                             1998              1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Net Income .........................................................................      $3,500,413      $3,320,819      $1,705,498
Other Comprehensive Income, Before Tax:
   Unrealized Holding Gain Arising During the Period ...............................          41,343         289,612         205,086
   Less:  Reclassification Adjustment for Gains Included in Net Income .............          40,676               0          16,724
                                                                                                 667         289,612         188,362
   Income Tax Related to Other Comprehensive Income ................................             280         121,637          79,112
   Other Comprehensive Income, Net of Tax ..........................................             387         167,975         109,250
      Total Comprehensive Income ...................................................      $3,500,800      $3,488,794      $1,814,748


See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity                                                        Smithtown Bancorp

                                                                                           Cost of     Accumulated
                                                  Common Stock                             Common         Other            Total
                                        Shares                     Capital     Retained    Stock in    Comprehensive   Stockholders'
                                       Outstanding     Amount      Surplus     Earnings    Treasury    Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               866,536  $2,239,775   $1,993,574   $9,078,520   $(446,639)   $(28,157)       $12,837,073
Comprehensive Income:
   Net Income                                                                  1,705,498                                  1,705,498
   Other Comprehensive Income,
      Net of Tax                                                                                         109,250            109,250
      Total Comprehensive Income                                                                                          1,814,748
Cash Dividends Declared                                                         (554,582)                                  (554,582)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               866,536   2,239,775   1,993,574    10,229,436    (446,639)     81,093        14,097,239
Comprehensive Income:
   Net Income                                                                  3,320,819                                 3,320,819
   Other Comprehensive Income,
      Net of Tax                                                                                         167,975           167,975
      Total Comprehensive Income                                                                                         3,488,794
Cash Dividends Declared                                                         (606,575)                                 (606,575)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               866,536   2,239,775   1,993,574    12,943,680    (446,639)    249,068        16,979,458
Comprehensive Income:
   Net Income                                                                  3,500,413                                 3,500,413
   Other Comprehensive Income,
      Net of Tax                                                                                            387                387
      Total Comprehensive Income                                                                                         3,500,800
Cash Dividends Declared                                                         (673,271)                                 (673,271)
Treasury Stock Purchases                   (43,771)                                       (2,394,798)                   (2,394,798)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               822,765  $2,239,775  $1,993,574   $15,770,822 $(2,841,437)  $249,455        $17,412,189
------------------------------------------------------------------------------------------------------------------------------------

Cash dividends per share were $.80 in 1998,  $.70 in 1997,  $.64 in 1996.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows                                                                   Smithtown Bancorp
                                                                                                     Year Ended December 31,
                                                                                            1998             1997            1996
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net Income .........................................................................   $  3,500,413    $  3,320,819    $  1,705,498
Adjustments to reconcile net income to net cash provided by operating activities:
   Valuation Reserve for Other Real Estate Owned ...................................        (67,002)        120,000         209,000
   Depreciation on Premises and Equipment ..........................................        371,715         401,663         450,265
   Provision for Possible Loan Losses ..............................................        525,000         805,000         370,000
   Net Gain on Sale of Investment Securities .......................................        (40,676)              0         (16,724)
   Amortization of Transition Obligation ...........................................         79,811         104,102          49,909
   Gain on Sale of Other Real Estate Owned .........................................        (35,437)              0               0
   Loss on Sale of Bank Property ...................................................              0               0          57,568
   Increase in Interest Payable ....................................................         15,387          40,203          44,568
   Increase (Decrease) in Miscellaneous Payables and Accrued Expenses ..............        111,373         (73,361)         (7,324)
   (Increase) Decrease in Fees and Commissions Receivable ..........................        (26,400)         25,000         (65,000)
   (Increase) Decrease in Interest Receivable ......................................        172,950        (154,263)        (72,496)
   (Increase) Decrease in Prepaid Expenses .........................................       (111,624)        142,864         222,052
   (Increase) Decrease in Miscellaneous Receivables ................................       (139,858)       (161,499)            159
   (Increase) Decrease in Income Taxes Receivable ..................................         29,592        (224,362)         98,246
   Increase in Deferred Taxes ......................................................       (229,922)        (71,947)        (87,318)
   Decrease in Accumulated Postretirement Benefit Obligation .......................        (52,843)        (62,249)        (54,000)
   Amortization of Investment Security Premiums and Accretion of Discounts .........        160,734          (1,467)       (198,574)
     Cash Provided by Operating Activities .........................................      4,263,213       4,210,503       2,705,829

Cash Flows from Investing Activities
  Proceeds from Disposition of Mortgage-Backed Securities:
     Held to Maturity ..............................................................      2,629,306       1,734,661       1,198,295
     Available for Sale ............................................................     16,887,078       8,272,600       6,734,886
  Proceeds from Disposition of Other Investment Securities:
     Held to Maturity ..............................................................      2,642,018         569,013         356,652
     Available for Sale ............................................................      9,015,875       7,103,438       3,163,281
  Purchase of Mortgage-Backed Securities:
     Available for Sale ............................................................              0     (10,022,600)    (27,502,567)
  Purchase of Other Investment Securities:
      Held to Maturity .............................................................       (415,730)     (2,031,947)       (714,347)
      Available for Sale ...........................................................    (19,749,933)    (15,115,725)    (10,555,581)
  Federal Funds Sold, Net ..........................................................     (4,200,000)     (8,300,000)      6,750,000
  Loans Made to Customers, Net .....................................................    (18,184,265)       (613,921)     (4,931,095)
  Purchase of Premises and Equipment ...............................................     (1,176,171)       (237,635)       (158,900)
  Proceeds from Sale of Other Real Estate Owned ....................................      3,197,491       1,768,601       1,339,608
  Proceeds from Sale of Bank Property ..............................................              0               0         205,239
     Cash Used in Investing Activities .............................................     (9,354,331)    (16,873,515)    (24,114,529)

Cash Flows from Financing Activities
  Net Increase in Demand Deposits, NOW Accounts and Savings Accounts ...............     12,440,843       5,004,459      11,194,464
  Net Increase in Time Accounts ....................................................      3,238,984       4,262,721       4,152,494
  Cash Dividends Paid ..............................................................       (659,022)       (593,577)       (537,252)
  Securities Sold Under Agreements to Repurchase and Other Borrowings, Net .........     (8,077,895)      3,966,816       7,285,724
  Purchase of Treasury Stock .......................................................     (2,394,798)              0               0
     Cash Provided by Financing Activities .........................................      4,548,112      12,640,419      22,095,430
     Net Increase (Decrease) in Cash and Due from Banks ............................       (543,006)        (22,593)        686,730
     Cash and Due from Banks, Beginning of Year ....................................      7,667,371       7,689,964       7,003,234
     Cash and Due from Banks, End of Year ..........................................   $  7,124,365    $  7,667,371    $  7,689,964

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year for:
   Interest ........................................................................   $    447,883    $    461,392    $    117,111
   Income Taxes ....................................................................      2,227,000       2,377,427         986,963

Schedule of Noncash Investing Activities
  Loans Transferred to Other Real Estate Owned .....................................   $    239,964    $    728,680    $  1,589,770
  Unrealized Gain on Securities Available for Sale .................................            387         167,975         109,250

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

The accounting and reporting policies of Smithtown Bancorp (the 'Bancorp) and its subsidiary, Bank of Smithtown (the 'Bank') reflect banking industry practices and conform to generally accepted accounting principles. A summary of the significant accounting policies followed by the Bancorp in the preparation of the accompanying consolidated financial statements is set forth below.

Basis of Presentation
The consolidated financial statements include the accounts of Smithtown Bancorp, and its wholly-owned subsidiary, Bank of Smithtown. All material intercompany transactions have been eliminated.

On May 6, 1998, the Bank effected a two-for-one split of common stock. All references in the accompanying consolidated financial statements and notes thereto relating to common stock, capital surplus, earnings per share and share data have been retroactively adjusted to reflect the two-for-one stock split.

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

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that the Allowance for Possible Loan Losses and the Valuation Reserve for OREO could differ from actual results.

Investment Securities
The Bank evaluates its investment policies consistent with Statement of Financial Accounting Standards No. 115 'Accounting for Certain Investments in Debt and Equity Securities' (SFAS No. 115). Accordingly, the Bank's investments in securities are classified in two categories and accounted for as follows:

o Securities to be Held to Maturity - Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

o Securities Available for Sale - Bonds, notes, debentures, and certain equity securities are carried at estimated fair value.

Unrealized holding gains and losses, net of tax, arising on securities available for sale are reported as a component of accumulated other comprehensive income, in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), 'Reporting Comprehensive Income'. This statement establishes requirements for disclosure of comprehensive income and became effective for the Bank in 1998, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to stockholders.

Gains  and  losses  on  the  sale  of  securities  are   determined   using  the
specific-identification method.

Loans
Effective January 1, 1995, Bank of Smithtown adopted Statement of Financial Accounting Standards No. 114, 'Accounting by Creditors for Impairment of a Loan' (SFAS No. 114). SFAS No. 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that a portion of the overall Allowance for Possible Loan Losses be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral. Prior to the adoption of SFAS No. 114, Bank of Smithtown's methodology for determining the adequacy of the Allowance for Possible Loan Losses did not incorporate the concept of the time value of money and expected future interest cash flows. In addition, SFAS No. 114 modifies the accounting for insubstance foreclosures
(ISF). A collateralized loan is now considered an ISF and reclassified to Other Assets only when a creditor has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Effective January 1, 1995, Bank of Smithtown also adopted SFAS No. 118, 'Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure' (SFAS No. 118) which amends SFAS No. 114 to permit a creditor to use existing methods for recognizing interest revenue on impaired loans. Generally, interest revenue received on impaired loans continues either to be applied by the Bank against principal or to be realized as interest revenue, according to management's judgment as to the collectibility of principal.

Loans are generally recorded at the principal amount outstanding net of unearned discount and the allowance for possible loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method.
Interest on loans is credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when in the opinion of management there is doubt about the ability of the borrower to pay interest or principal. Management may continue to accrue interest when it determines that a loan and related interest are adequately secured and in the process of collection. Loans held for sale are carried at the lower of aggregate cost or estimated fair value. The Bank sells or securitizes certain loans. Such sales are with recourse and no reserve is considered necessary at December 31, 1998 and 1997. Gains are reported in Other Income.

Loan-related fees and cost are recognized as income when received in accordance with generally accepted accounting principles.

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

Bank Premises ..........................................             25-30 years
Leasehold Improvements .................................             5-40 years
Furniture and Equipment ................................             10 years

Other Real Estate Owned
Included in other assets is real estate held for sale which is acquired principally through foreclosure or a similar conveyance of title and is carried at the lower of cost or estimated fair value minus estimated costs to sell the property. Any write-downs at the dates of acquisition are charged to the Allowance for Possible Loan Losses. Revenues and expenses associated with holding such assets are recorded through operations when realized.

Other Real Estate Owned Valuation Reserve Account
The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in Other Real Estate Owned are periodically valued through appraisals, and are written down to estimated fair market value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions.

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

Earnings Per Share
Earnings per share is computed based on the weighted average number of shares outstanding. There are no shares issuable through stock options or warrants.

Statements of Cash Flows
For the purposes of the Statements of Cash Flows, the Bank considers Cash and Due from Banks as Cash and Cash Equivalents.

Retirement Benefits
The Bank accounts for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 'Employers' Accounting for Postretirement Benefits Other Than Pensions' (SFAS No. 106). This statement requires that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

In addition, the Bank adopted the provisions of SFAS No. 132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits' (SFAS No. 132), in 1998. This Statement supersedes the disclosure requirements in SFAS No. 106. It does not address the measurement or recognition issues as prescribed by SFAS No. 106.

Collateralized Securities Transactions
Transactions involving purchases of securities under agreements to resell ('reverse repurchase agreements') or sales of securities under agreements to repurchase ('repurchase agreements') are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The Bank is required to provide securities to counterparties in order to collateralize repurchase agreements. The Bank's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned, when necessary. It is the Bank's policy to value collateral periodically and to obtain additional collateral, or to retrieve excess collateral from counterparties, when deemed appropriate.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' (SFAS No. 133) which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivative instruments and hedging activities.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, 'Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise' (SFAS No. 134) an amendment of SFAS No. 65, which is effective for the first fiscal quarter beginning after December 15, 1998. This Statement establishes standards for the subsequent accounting for securities retained after the securitization of mortgage loans held for sale by mortgage-banking enterprises.

The Bank is evaluating methods for adoption of these statements, if necessary, and currently does not expect these new pronouncements to have a material impact on its consolidated financial statements.


Note B.  Investment Securities

The carrying amounts of investment securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

                                                                                             Gross         Gross         Estimated
                                                                          Amortized        Unrealized    Unrealized         Fair
                                                                            Cost             Gains         Losses           Value
------------------------------------------------------------------------------------------------------------------------------------

Securities to be Held to Maturity:
   December 31, 1998
      Mortgage-Backed Securities ................................       $ 4,261,731       $ 24,123       $ (5,407)      $ 4,280,447
      Collateralized Mortgage Obligations .......................           320,293              0           (846)          319,447
      Obligations of State and Political Subdivisions ...........         6,292,248        233,533              0         6,525,781
        Total ...................................................       $10,874,272       $257,656       $ (6,253)      $11,125,675
   December 31, 1997
      Obligations of U.S. Government ............................       $ 2,002,757       $      0       $ (6,667)      $ 1,996,090
      Mortgage-Backed Securities ................................         5,910,087          3,593        (41,364)        5,872,316
      Collateralized Mortgage Obligations .......................         1,326,951              0        (15,326)        1,311,625
      Obligations of State and Political Subdivisions ...........         6,458,344        227,169         (3,579)        6,681,934
         Total ..................................................       $15,698,139       $230,762       $(66,936)      $15,861,965
Securities Available for Sale:
  December 31, 1998
     Obligations of U.S. Government .............................       $ 6,077,249       $ 74,641       $      0       $ 6,151,890
     Obligations of U.S. Government Agencies ....................        14,135,967         97,671        (20,320)       14,213,318
     Mortgage-Backed Securities .................................        17,920,702        199,929         (6,802)       18,113,829
     Collateralized Mortgage Obligations ........................         1,030,083              0        (14,506)        1,015,577
     Obligations of State and Political Subdivisions ............        11,719,202        146,656        (47,174)       11,818,684
     Other Securities ...........................................           856,800              0              0           856,800
        Total ...................................................       $51,740,003       $518,897       $(88,802)      $52,170,098
  December 31, 1997
    Obligations of U.S. Government ..............................       $ 6,142,129       $ 33,581       $      0       $ 6,175,710
    Obligations of U.S. Government Agencies .....................        15,175,156         83,651         (7,169)       15,251,638
    Mortgage-Backed Securities ..................................        33,241,065        383,341        (21,492)       33,602,914
    Collateralized Mortgage Obligations .........................         2,629,657              0        (42,483)        2,587,174
    Other Securities ............................................           856,800              0              0           856,800
       Total ....................................................       $58,044,807       $500,573       $(71,144)      $58,474,236

The following table presents the amortized costs of and estimated fair values of investment in debt securities by scheduled maturity at respective year-ends.


                                                                               1998                            1997
                                                                      Amortized     Estimated Fair    Amortized      Estimated Fair

Type and Maturity Grouping                                              Costs          Value             Costs           Value
____________________________________________________________________________________________________________________________________

Investment Securities Held to Maturity:
    Obligations of U.S. Government
        Within 1 year ...........................................   $         0   $         0        $ 2,002,757      $ 1,996,090
           Total Obligations of U.S. Government .................   $         0   $         0        $ 2,002,757      $ 1,996,090
    Mortgage-Backed Securities
        After 1 year, but within 5 years ........................   $ 2,109,778   $ 2,110,703        $ 3,012,964      $ 2,981,703
        After 5 years, but within 10 years ......................     2,472,246     2,489,191          1,326,951        1,311,625
        After 10 years ..........................................             0             0          2,897,123        2,890,613
            Total Mortgage-Backed Securities ....................   $ 4,582,024   $ 4,599,894        $ 7,237,038      $ 7,183,941
    Obligations of State and Political Subdivisions
        Within 1 year ...........................................   $ 1,864,243   $ 1,884,271        $   564,903      $   569,175
        After 1 year, but within 5 years ........................     2,897,921     3,017,547          3,831,257        3,964,748
        After 5 years, but within 10 years ......................     1,530,084     1,623,963          2,016,934        2,099,292
        After 10 years ..........................................             0             0             45,250           48,719
            Total Obligations of State and Political Subdivisions   $ 6,292,248   $ 6,525,781        $ 6,458,344      $ 6,681,934
Investment Securities Available for Sale:
    Obligations of U.S. Government
        Within 1 year ...........................................   $ 2,998,111   $ 3,029,070        $         0      $         0
        After 1 year, but within 5 years ........................     3,079,138     3,122,820          6,142,129        6,175,710
            Total Obligations of U.S. Government ................   $ 6,077,249   $ 6,151,890        $ 6,142,129      $ 6,175,710
    Obligations of U.S. Government Agencies
        After 1 year, but within 5 years ........................   $         0   $         0        $ 1,000,000      $   995,350
        After 5 years, but within 10 years ......................     9,531,548     9,595,975         11,535,300       11,598,685
        After 10 years ..........................................     4,604,419     4,617,343          2,639,856        2,657,603
            Total Obligations U.S. Government Agencies ..........   $14,135,967   $14,213,318        $15,175,156      $15,251,638
    Mortgage-Backed Securities
        Within 1 year ...........................................   $   109,152   $   109,343        $ 3,696,671      $ 3,685,892
        After 1 year, but within 5 years ........................             0             0            801,610          798,484
        After 10 years ..........................................    18,841,633    19,020,063         31,372,441       31,705,712
            Total Mortgage-Backed Securities ....................   $18,950,785   $19,129,406        $35,870,722      $36,190,088
    Obligations of State and Political Subdivisions
        After 1 year, but within 5 years ........................   $   776,629   $   787,316        $         0      $         0
        After 5 years, but within 10 years ......................     4,386,613     4,459,239                  0                0
        After 10 years ..........................................     6,555,960     6,572,129                  0                0
            Total Obligations of State and Political Subdivisions   $11,719,202   $11,818,684        $         0      $         0

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Gross unrealized gains for the above investments amounted to $776,553 and $731,335 in 1998 and 1997, respectively, while gross unrealized losses amounted to $95,055 and $138,080 in 1998 and 1997, respectively.

Obligations of the U.S. Government, U.S. Government Agencies and Mortgage-Backed Securities having a book value of $27,307,734 and an estimated fair value of $27,609,598 were pledged to secure public deposits, treasury, tax and loan deposits, repurchase agreements and advances. No municipality maintains deposits exceeding ten percent of stockholders' equity.

Gross realized gains (losses) on sales of Investment Securities Available for Sale for the years ended December 31,

                                               1998          1997          1996
Mortgage-Backed Securities ...........       $40,676       $     0       $16,724

Effective November 15, 1995, the Financial Accounting Standards Board permitted a one-time opportunity for banks to reassess the appropriateness of the designation of all securities held. Any resulting reclassifications had to be made no later than December 31, 1995. In accordance with this one time reclassification consistent with SFAS No. 115, Bank of Smithtown transferred securities from the Held to Maturity portfolio to the Available for Sale portfolio in order to increase its liquidity position. The amortized cost, related net unrealized loss, and estimated fair value of these transferred securities were $22,537,536, $206,705 and $22,330,831, respectively.

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $127,200. The stock has no maturity and has paid dividends at the rate of 7.25% and 6.60% for 1998 and 1997, respectively. During 1995, the Bank became a member of the Federal Home Loan Bank of New York, and now holds $699,600 of its stock. This stock also has no maturity and has paid average dividends of 6.0% during 1998 and 1997. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank are restricted.

During 1998 and 1997, the Bank invested $30,000 in the Nassau-Suffolk Business Development Fund. This consortium of banks provides loans to low income homeowners.

Note C.  Loans and OREO

Loans as of December 31, consisted of the following:
                                                          1998           1997
Real Estate Loans, Construction ..................   $ 17,349,704   $ 13,032,541
Real Estate Loans, Other
   Commercial ....................................     54,025,411     43,520,062
   Residential ...................................     13,455,104     12,506,653
Commercial and Industrial Loans ..................     27,663,218     23,745,418
Loans to Individuals for Household, Family and
Other Personal Expenditures ......................      4,782,592      7,492,586
All Other Loans (Including Overdrafts) ...........        825,129        106,272
Total Loans, Gross ...............................    118,101,158    100,403,532
Less: Unearned Discount on Loans .................        525,877        690,328
   Total Loans (Net of Unearned Discount) ........   $117,575,281   $ 99,713,204

Collateral varies, but generally includes residential and income producing commercial properties, as well as automobiles on personal loans. Estimated fair values of loans at December 31, 1998 and 1997 totaled $118,276,323 and $103,617,753, respectively.

Bank of Smithtown adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. This did not have any impact on Bank of Smithtown's results of operations nor on its financial position, including the level of the allowance for possible loan losses. All loans considered impaired under SFAS No. 115 are included in the Bank's 90-day or more past due or nonaccrual categories. At December 31, 1998, the recorded investment in loans that are considered impaired under SFAS No. 114 was $1,749,751. No additional SFAS No. 114 reserve is required for the $1,749,751 of recorded investment in impaired loans, since previously taken charge-offs have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. The average recorded investment in impaired loans during the twelve months ended December 31, 1998 was $1,729,116. The total allowance on impaired loans at December 31, 1998 and 1997 totaled $593,123 and $332,084, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Bank of Smithtown recognized $26,654, $2,996, and zero in interest revenue during 1998, 1997 and 1996 on these impaired loans. Any cash receipts would first be applied to accrued interest on impaired loans, and then to the principal balance outstanding.

At December 31, 1998 and 1997, loans with unpaid principal balances of $1,749,751 and $1,593,264, respectively, on which the Bank is no longer accruing interest income, are included in the total loans listed above. The Bank expects to recover a portion of the principal balance included in the nonaccrual category at December 31, 1998 through work-out arrangements and the liquidation of collateral. If the Bank had accrued interest income on loans which were in a nonaccrual status at year-end, its interest income would have increased by approximately $90,166 in 1998 and $94,872 in 1997. There were no loans contractually past due 90 days or more and still accruing interest at December 31, 1998, however there were $431,757 of these loans at year end 1997.

During 1998, $239,964 of loans, net of an allocated portion of the allowance for possible loan losses, were transferred to Other Real Estate Owned (OREO). The estimated fair value of OREO as of December 31, 1998 was $1,392,500.

The composition of OREO at December 31, follows:
                                                      1998               1997
OREO .....................................         $1,392,500         $4,357,018
Less: Valuation Reserve ..................            320,005            429,232
Net ......................................         $1,072,495         $3,927,786

Other net OREO costs, which include operating revenue and expense, and gains and losses on the sale or disposition of other real estate owned, approximated $91,000, $85,000 and $102,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

A summary of information concerning interest income on nonaccrual loans and OREO at December 31, follows:

                                                                                    OREO                        Nonaccrual
(in thousands)                                                          1998        1997      1996      1998      1997         1996
------------------------------------------------------------------------------------------------------------------------------------

Gross interest income which would have been recorded
   during the year under original contract terms ...........        $214        $522        $595        $ 90        $ 95        $143
Gross interest income recorded during the year .............           0           0           0           0           0          40

The Bank has granted loans to officers, directors and principal shareholders of the Bancorp and to their associates. Related party loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these loans was $1,542,012 and $578,516 at December 31, 1998 and 1997, respectively. During 1998, $1,167,264 of new loans were made, and repayments totaled $203,768.

During 1998, Bank of Smithtown originated residential mortgages to be sold in the secondary market to various investors. The Bank does not retain servicing rights on these mortgages, but earns fee income from the origination process. At year end 1998, there were no Mortgages Held for Sale outstanding. Fee income earned during the year from mortgage originations totaled $76,020.

Note D.  Allowance for Possible Loan Losses

Transactions in the allowance for the year ending December 31 were as follows:

                                               1998         1997        1996
Balance, January 1 ......................   $1,677,594   $1,622,572   $1,429,894
Add:
  Recoveries ............................       51,726       98,648       21,499
  Provision Charged to Current Expense ..      525,000      805,000      370,000
     Total ..............................    2,254,320    2,526,220    1,821,393
Less:  Charge-Offs ......................      133,949      848,626      198,821
Balance, December 31 ....................   $2,120,371   $1,677,594   $1,622,572

Note E.  Bank Premises and Equipment

Bank premises and equipment as of December 31 at cost is as follows:

                                                            1998          1997
Land ...............................................    $   92,650    $   92,650
Bank Premises ......................................     1,811,023     1,692,139
Leasehold Improvements .............................     2,020,598     1,724,500
Furniture and Equipment ............................     3,768,949     3,007,760
   Total ...........................................     7,693,220     6,517,049
Less:  Accumulated Depreciation and Amortization ...     4,433,930     4,062,215
   Total ...........................................    $3,259,290    $2,454,834

Note F.  Employee Benefits

A 401(k) Defined Contribution Plan (the "Plan") was established by the Bank during 1986. All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of up to 14% of their compensation. The Plan requires that the Bank match 50% of an employee's contribution up to 2% of the participating employee's compensation. The Bank's 401(k) contribution for 1998, 1997, and 1996, amounted to $43,352, $43,015, and $51,266, respectively.

During 1995, the Bank established an Employee Stock Ownership Plan (ESOP) for substantially all of its employees. The ESOP replaced the Profit Sharing Plan. Eligibility requirements for the ESOP remain the same as for the Defined Contribution Plan and include one year of continuous service, 1,000 hours and attaining an age of 21. Eligible compensation is defined as gross wages less contributions to any qualified plans to the extent that these contributions are not includable in the gross income of the participant. Contributions to the ESOP are in the form of cash and made at the discretion of the Board of Directors. The ESOP uses this contribution to purchase shares of Smithtown Bancorp stock which are then allocated to eligible participants. ESOP benefits are 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service and may be payable in cash or stock. The Bank reported a net expense of $125,000 related to the ESOP for the years ended December 31, 1998, 1997 and 1996. During 1998, 1997 and 1996, the ESOP used the Bank's contribution to purchase 1,162, 1,246, and 7,014 shares of common stock at an average cost of $43.50, $32.00, and $16.00 per share, respectively. The 1998 contribution represents 3.84% of eligible compensation. As of December 31, 1998 and 1997, the ESOP held 27,324 and 27,128 allocated shares, respectively. There were no unallocated shares in the ESOP effective December 31, 1998 and 1997. ESOP shares are included in Weighted Average Shares Outstanding in the calculations of earnings per share.

The Bank of Smithtown sponsors postretirement medical and life insurance plans for a closed group of prior employees. The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1998, and a statement of the funded status as of December 31 of both years:

                                                                                                 Retiree Health Benefits
                                                                                                      1998                   1997
Reconciliation of Benefit Obligation
Obligation at January 1 ..............................................................             $ 632,937              $ 696,271
Interest Cost ........................................................................                40,580                 46,393
Actuarial Gain .......................................................................               (48,446)               (45,653)
Benefit Payments .....................................................................               (57,900)               (64,074)
Obligation at December 31, ...........................................................               567,171                632,937

Reconciliation of Fair Value of Plan Assets
Employer Contributions ...............................................................                57,900                 64,074
Benefit Payments .....................................................................               (57,900)               (64,074)
Fair Value of Plan Assets at December 31, ............................................                     0                      0

Funded Status
  Funded Status at December 31 .......................................................              (567,171)              (632,937)
  Unrecognized Transition (Asset) Obligation .........................................               444,400                476,200
  Unrecognized Loss ..................................................................                 8,135                 56,581
  Net Amount Recognized,before Additional Minimum Liability ..........................             $(114,636)             $(100,156)

The following table provides the amounts recognized in the statement of financial position as of December 31 of both years:

                                                                                                       Retiree Health Benefits
                                                                                                      1998                   1997

Accrued Benefit Liability,after Additional Minimum Liability ...............................       $(114,636)             $(114,636)
Net Amount Recognized ......................................................................       $(114,636)             $(114,636)

Additional year-end information for plans with obligations in excess of plan assets:
Projected Benefit Obligation ...............................................................       $ 567,171              $ 632,937

The following table provides the components of net periodic benefit cost for the plans for fiscal years 1997 and 1998:
                                                                                                       Retiree Health Benefits
                                                                                                       1998                   1997
Interest Cost ..............................................................................       $  40,580              $  46,393
Amortization of Unrecognized Transition Obligation .........................................          31,800                 31,800
  Net Periodic Benefit Cost ................................................................          72,380                 79,811
  Net Periodic Benefit Cost after Curtailments and Settlements .............................       $  72,380              $  79,811

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:
                                                      Retiree Health Benefits
                                                          1998              1997
Weighted Average Assumptions as of December 31
Discount .........................................          6.50%          6.75%
Initial Rate for Health Care Costs* ..............         10.00%         30.00%
Ultimate Rate for Health Care Costs ..............          6.00%          6.00%
Ultimate Year of Health Care Increase ............          2008           2008

*The known premium rate for 1999 was used in determining the December 31, 1997 liabilities. A 10% increase was assumed for the claim in year 2000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:
                                                         1% Increase 1% Decrease
Effect on total of service and interest cost components
   net of periodic postretirement health care benefit cost  $ 389         $(362)

Effect on health care component of the accumulated
    postretirement benefit obligation                       3,541        (3,337)

Note G.  Income Taxes

Federal and State Income Taxes payable as of December 31, included in other assets in 1998 and 1997 are as follows:

                                                     1998                 1997
Current ..............................             $128,077             $157,669
Deferred .............................              530,016              300,374
  Total ..............................             $658,093             $458,043

Provisions for current income taxes for the years ended December 31, are as follows:

                  1998               1997              1996
Federal:
  Current ......................      $1,300,500      $1,490,794      $  662,461
  Deferred .....................         186,129          58,528          70,865
Total Federal ..................       1,486,629       1,549,322         733,326
New York State:
Current ........................         496,248         518,377         248,111
Deferred .......................          43,793          13,419          16,454
Total New York State ...........         540,041         531,796         264,565
       Total ...................      $2,026,670      $2,081,118      $  997,891

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:


                                                                         1998                  1997                  1996


                                                                    Tax        Pretax      Tax       Pretax      Tax         Pretax
                                                                  Amount     Income(%)    Amount   Income(%)   Amount      Income(%)

Federal Statutory Rate .....................................   $ 1,879,208    34.00   $ 1,836,659    34.00     $ 919,152      34.00
Increase (Reduction) of Taxes Resulting From:
   Tax Exempt Interest .....................................      (204,358)   (3.70)      (97,258)   (1.80)      (92,839)     (3.43)
   State Income Taxes Net of Federal Income Tax Benefit ....       356,427     6.45       350,985     6.50       174,613       6.46
   Other ...................................................        (4,607)   (0.08)       (9,268)   (0.17)       (3,035)     (0.11)
      Total ................................................   $ 2,026,670    36.67   $ 2,081,118    38.53     $ 997,891      36.92

Income taxes on investment securities transactions amounted to approximately $17,100 in 1998, zero in 1997, and approximately $7,100 in 1996.

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $530,015 and $300,374 as of the end of 1998 and 1997, respectively.

Deferred tax assets and liabilities were recognized as of December 31, 1998 and 1997 for the taxable temporary differences related to loan loss provisions, depreciation, OREO losses, Accounting for Postretirement Benefits Other than Pensions (SFAS No. 106), and Accounting for Investment Securities (SFAS No.
115), as presented below:

                                                                Loan
                                                                Loss                   OREO       SFAS        SFAS
December 31, 1998:                                           Provision  Depreciation   Losses     No. 106     No. 115        Total

Federal  Deferred Tax Asset (Liability) ..................   $ 464,511   $(103,917)   $ 134,981   $  45,161   $(146,232)   $ 394,504
New York State Deferred Tax Asset (Liability) ............     109,136      18,398       31,760      10,625     (34,408)     135,511
Net Deferred Tax Asset (Liability) .......................   $ 573,647   $ (85,519)   $ 166,741   $  55,786   $(180,640)   $ 530,015
December 31, 1997:
Federal Deferred Tax Asset (Liability) ...................   $ 332,221   $(144,922)   $ 131,318   $  35,992   $(146,006)   $ 208,603
New York State Deferred Tax  Asset (Liability) ...........      78,009       8,750       30,898       8,468     (34,354)      91,771
Net Deferred Tax Asset (Liability) .......................   $ 410,230   $(136,172)   $ 162,216   $  44,460   $(180,360)   $ 300,374

Note H.  Deposits

Time Deposits in Excess of $100,000
At December 31, 1998 and 1997, time deposits in principal amounts of $100,000 or more were $10,666,898 and $8,773,618, respectively. Interest expense on such deposits for the three years ended December 31, 1998 was $516,403, $392,267, $361,484, respectively.

A schedule of future time deposits having a remaining term of more than one year and the aggregate amount of maturities is set forth as follows:

2000........................................................          $1,427,518
2001........................................................                   0
2002........................................................           1,075,366
   Total....................................................          $2,502,884

Deposits of Major Shareholders, Officers, Directors and their Affiliates Deposits due to major shareholders, officers, directors and their affiliates aggregated $3,354,172 and $3,591,412 at December 1, 1998 and 1997, respectively.

Note I.  Stockholders' Equity

The Banking Law of the State of New York and the Federal Reserve Board regulate the amount of cash dividends that may be paid without prior approval. Retained Earnings available for cash dividends were $7,365,572 and $5,458,225 at December 31, 1998 and 1997 respectively.

During 1998 the Board of Directors approved a Stock Repurchase Plan authorizing the repurchase of up to $4,000,000 worth of Bancorp stock at market prices. Pursuant to the plan, the Bancorp repurchased an adjusted equivalent of 43,771 common shares at a total cost of $2,394,798 during this past year.

During 1996 the stockholders increased the number of authorized common shares to 1,500,000, and in 1998, the stockholders increased the number of authorized common shares again to 3,000,000. During 1996, the stockholders also authorized 100,000 preferred shares with a par value of $.01 per share. No preferred shares have been issued pursuant to that authorization.

Note J.  Smithtown Bancorp (parent company only)

Smithtown Bancorp has one wholly-owned subsidiary, Bank of Smithtown.

Balance Sheets
                                                                                                                 As of December 31,
                                                                                                               1998           1997
Assets
Non-Interest-Bearing Deposits with Subsidiary Bank .....................................................   $ 1,012,371   $   191,902
Investment in Bank of Smithtown ........................................................................    16,316,256    16,690,132
   Total ...............................................................................................   $17,328,627   $16,882,034
Liabilities
Cash Dividends Payable .................................................................................   $   165,893   $   151,644
Stockholders' Equity
Common Stock - $2.50 Par Value:
   (3,000,000 Shares Authorized; 895,910 Shares Issued) ................................................     2,239,775     2,239,775
Capital Surplus ........................................................................................     7,859,918     7,859,918
Retained Earnings ......................................................................................     9,904,478     7,077,336
Less: Treasury Stock (73,145 and 29,374 Shares at Cost at December 31, 1998 and 1997, respectively) ....     2,841,437       446,639
   Total Stockholders' Equity ..........................................................................    17,162,734    16,730,390
   Total ...............................................................................................   $17,328,627   $16,882,034

Statements of Income and Retained Earnings

                                                                                                  Year ended December 31,

                                                                                        1998              1997               1996
Income
Dividends from Bank of Smithtown .............................................      $ 3,874,289       $   606,575       $   554,582
Expenses .....................................................................                0           (10,000)             (249)
Net Income Before Equity in Undistributed Earnings of Subsidiary .............        3,874,289           596,575           554,333
  Equity in Undistributed Earnings of Subsidiary .............................         (373,876)        2,724,244         1,151,165
Net Income ...................................................................        3,500,413         3,320,819         1,705,498
Retained Earnings, Beginning of Year .........................................        7,077,336         4,363,092         3,212,176
Dividends Declared ...........................................................         (673,271)         (606,575)         (554,582)
Retained Earnings, End of Year ...............................................      $ 9,904,478       $ 7,077,336       $ 4,363,092

Statements of Cash Flows

                                                                                                     Year ended December 31,
                                                                                              1998           1997           1996

Cash Flow From Operating Activities:
Net Income ............................................................................   $ 3,500,413    $ 3,320,819    $ 1,705,498
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in Undistributed Net Earnings of Subsidiary ..................................       373,876     (2,724,244)    (1,151,165)
Net Cash Provided by Operating Activities .............................................     3,874,289        596,575        554,333
Cash Flow from Financing Activities:
Dividends Paid ........................................................................      (659,022)      (593,578)      (537,252)
Purchases of Treasury Stock ...........................................................    (2,394,798)             0              0
Net Cash Used by Financing Activities .................................................    (3,053,820)      (593,578)      (537,252)
Net Increase in Non-Interest-Bearing Deposits with Subsidiary Bank ....................       820,469          2,997         17,081
Non-Interest Bearing Deposits with Subsidiary Bank, Beginning of Year .................       191,902        188,905        171,824
Non-Interest-Bearing Deposits with Subsidiary Bank, End of Year .......................   $ 1,012,371    $   191,902    $   188,905

Note K.  Commitments and Contingent Liabilities

As of December 31, 1998, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

1999..........................................................        $  175,888
2000..........................................................           178,742
2001..........................................................           179,550
2002..........................................................           171,941
2003..........................................................           175,003
Subsequent to 2002............................................         1,210,158
Total.........................................................        $2,091,282

A number of leases include escalation provisions relating to real estate taxes and expenses.

Rental expenses for all leases on premises and equipment amounted to $391,338 in 1998, $422,622 in 1997, and $403,060 in 1996.

The Bank is required to maintain reserve balances with the Federal Reserve Bank of New York for reserve and clearing purposes. The average amount of these reserve balances for the year ended December 31, 1998 was $834,000.

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

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Bank to disclose estimated fair values of its financial instruments. SFAS No. 107 was amended in October, 1994 by SFAS No. 119, "Disclosure about
Derivative Financial Instruments and Fair Value of Financial Instruments". Financial Instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted price, if one exists. Fair value estimates, methods and assumptions are set forth below for the Bank's financial instruments.

Cash and Due from Banks, Federal Funds Sold, Dividend Payable and Other Liabilities Cash, due from banks, Federal funds sold, dividend payable and other liabilities because of their short-term nature, have been valued at their respective carrying values.

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

Note M.  Securities Sold Under Agreements to Repurchase

At December 31, 1998, the Bank had no outstanding Securities Sold Under Agreements to Repurchase (REPO). During 1998, a REPO of $2,800,000 remained outstanding at a yield of 6.16% until its maturity date of May 26, 1998. The Bank's interest in these securities has been designated under a written custodial agreement. The average balance of this Security Sold Under Agreements to Repurchase totaled $1,173,699 during 1998, with $2,800,000 being the maximum amount outstanding at any month end during the first five months of 1998. The underlying security in the $2,800,000 REPO was a 7.75% U.S. Government Agency, called on May 26, 1998, with an estimated fair value of $3,000,000. This security was held at Morgan Stanley.

At December 31, 1997, there was one outstanding Security Sold Under Agreement to Repurchase. This REPO averaged $2,800,000 during 1997, and the maximum amount outstanding at any month end during 1997 totaled $2,800,000.

Note N.  Other Borrowings

The Bank has available to it, under various lines of credit from the Federal Home Loan Bank of New York and Morgan Stanley & Company, Inc. a total of $60,499,509 at December 31, 1998. The borrowing limit at the Federal Home Loan Bank of New York is calculated on 25% of the Bank's total average assets and is subject to specific collateral requirements. At December 31, 1998, the outstanding balances on these lines of credit were $3,000,000, with remaining available credit of $57,499,509. The outstanding balance at year end consisted of a five year 5.56% fixed rate advance with a stated maturity date of December 2001, a call date of December 1999, obtained through the Federal Home Loan Bank of New York and Demand Notes issued to the U.S. Treasury totaling $174,645.

These borrowings were secured by U.S. Treasury Notes, Federal Home Loan Bank Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA) securities. The maturity dates of these securities range from November 1999 to August 2024, with coupon interest rates paying between 5.00% to 8.50%. Total estimated fair value of these securities at December 31, 1998, was $17,623,784. These securities are held in safekeeping at the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York. The average balance of Other Borrowings for 1998 was $7,020,425 and the maximum outstanding amount at any month end was $16,000,000.

The Bank had available to it, under various lines of credit from its correspondent banks and Morgan Stanley a total of $66,169,710 at December 31, 1997. At December 31, 1997 outstanding balances on these lines of credit were $5,800,000, with remaining available credit of $60,369,710. In addition to the $2,800,000 repurchase agreement referred to in Note M the remaining outstanding balance at year end consisted of a five year fixed rate advance with a three year call date, obtained through the Federal Home Loan Bank of New York with a maturity date of December, 2001 and Demand Notes issued to the U.S. Treasury totaling $5,452,540.

These borrowings were secured by the Federal Home Loan Bank Mortgage Corporation (FHLMC) securities ranging in maturity dates from July 1998 to August 2024, with coupon interest rates paying between 5.00% to 8.50%, with a total estimated fair value of $13,285,632. These securities were held in safekeeping at the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The average balance of these Other Borrowings for 1997 was $5,501,517 and the maximum outstanding amount at any month end was $12,000,000.

At December 31, 1998 and 1997, the estimated fair value of Other Borrowings approximated cost.

Note O. Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. At December 31, 1998 the Bank's total commitments to extend credit were $19,528,583 at fixed rates and $15,170,361 at variable rates. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 28 performance standby letters of credit totaling $1,913,891 as of December 31, 1998. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer.
Collateral held varies but generally includes residential and income-producing properties.

Residential mortgage loans which have been sold in the secondary market may present off-balance sheet-risk to the Bank in the form of first payment buyback obligation. This buyback obligation commences with the later of the date of sale of the loan to the investor and/or the first contractually due payment by the mortgagee. At December 31, 1998 this buyback obligation totaled $858,000.

Note P.  Regulatory Matters

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


                                           1998 Actual   1997 Actual    Required
Tier I ................................        12.09%        14.35%        4.00%
Tier II ...............................         1.25%         1.25%          **
Total Risk-Based Capital ..............        14.14%        15.63%        8.00%
Leverage Ratio ........................         8.47%         8.01%        4.00%

**Tier II Capital is limited to maximum of 100% of Tier 1 Capital.

Note Q.  Subsequent Event

Subsequent Borrowings - On January 15, 1999, the Bank borrowed a $5,000,000, ten year fixed rate advance with a five year call date from the Federal Home Loan Bank of New York. The maturity date of this advance is January 15, 2009, with an interest rate of 4.935% guaranteed for the first five years. Two additional U.S. Government Agency securities were pledged at Federal Home Loan Bank of New York to satisfy collateral requirements needed to secure this advance. The additional pledge consisted of one Federal Home Loan Mortgage Corporation security with an estimated fair value of $2,000,000, and one Federal Home Loan Bank security with an estimated fair value of $1,991,250 at January 15,1999.


Selected Financial Data
Consolidated Average Balance Sheet Data

                                                                                           As of December 31,
(in thousands)                                                      1998          1997         1996            1995           1994

Assets
Cash and Due from Banks ...................................     $   8,162     $   7,796     $   7,401      $   6,781      $   6,451
Investment Securities:
   Obligations of U.S. Government and Agencies ............        20,875        18,828        10,788         10,496         22,387
   Mortgage-Backed Securities .............................        34,339        45,452        31,392         33,601         37,604
   Obligations of State and Political Subdivisions ........        12,686         5,213         4,814          5,259          6,180
   Other Securities .......................................           857           823           600            331            127
         Total Investment Securities ......................        68,757        70,316        47,594         49,687         66,298
Federal Funds Sold ........................................        12,943         6,884         7,681          3,758          2,962
Loans (Net of Unearned Discount) ..........................       104,848        98,997        99,451         86,437         71,448
   Less: Allowance for Possible Loan Losses ...............         1,934         1,513         1,550          1,412          1,507
Loans:  Net ...............................................       102,914        97,484        97,901         85,025         69,941
Bank Premises and Equipment ...............................         2,900         2,515         2,793          3,133          3,272
Other Assets
   Other Real Estate Owned ................................         2,891         4,245         4,523          5,489          4,902
   Other ..................................................         3,431         2,695         3,207          2,839          2,623
         Total ............................................     $ 201,998     $ 191,935     $ 171,100      $ 156,712      $ 156,449

Liabilities
Deposits:
  Demand (Non-Interest Bearing) ...........................     $  45,014     $  42,664     $  38,425      $  35,075      $  34,872
  Money Market ............................................        40,211        33,636        26,627         22,965         25,838
  Savings (including NOW) .................................        54,265        58,814        60,578         60,404         65,157
  Time ....................................................        35,965        31,506        28,660         22,896         15,796
        Total Deposits ....................................       175,455       166,620       154,290        141,340        141,663
Securities Sold Under Agreements to Repurchase ............         1,174         2,800         1,645          1,690          2,465
Other Borrowings ..........................................         6,965         5,502           848            247              0
Other Liabilities .........................................         1,290         1,641         1,141          1,157            708
          Total Liabilities ...............................       184,884       176,563       157,924        144,434        144,836

Stockholders' Equity
Common Stock - $2.50 Par Value ............................         2,240         2,240         2,240          2,240          2,240
Capital Surplus ...........................................         1,993         1,993         1,993          1,993          1,993
Accumulated Other Comprehensive Income ....................           279           121          (156)           (53)           (20)
Retained Earnings                                                  14,296        11,465         9,546          8,579          7,695
          Total ...........................................        18,808        15,819        13,623         12,759         11,908
          Less:  Treasury Stock ...........................         1,694
                                                                                    447           447            481            295
          Total Stockholders' Equity ......................        17,114        15,372        13,176         12,278         11,613
          Total ...........................................     $ 201,998     $ 191,935     $ 171,100      $ 156,712      $ 156,449



Selected Financial Data
Consolidated Balance Sheets

                                                                                            As of December 31,
(in thousands)                                                       1998          1997          1996          1995           1994
Assets
Cash and Due from Banks ....................................     $   7,124     $   7,667     $   7,690     $   7,003      $   5,956
Investment Securities Held to Maturity:
   Obligations of U.S. Government ..........................             0         2,003         2,008         2,014          3,020
   Obligations of U.S. Government  Agencies ................             0             0             0             0          2,052
   Mortgage-Backed Securities ..............................         4,582         7,237         9,003        10,227         34,761
   Obligations of State and Political Subdivisions .........         6,293         6,458         4,997         4,648          6,137
   Other Securities ........................................             0             0             0             0              0
      Total ................................................        10,875        15,698        16,008        16,889         45,970
Investment Securities Available for Sale:
   Obligations of U.S. Government ..........................         6,152         6,176             0         3,009         10,056
   Obligations of U.S. Government Agencies .................        14,213        15,252        13,564         3,016            898
   Mortgage-Backed Securities ..............................        19,129        36,190        34,219        13,155          2,046
   Obligations of State and Political Subdivisions .........        11,819             0             0             0              0
   Other Securities ........................................           857           856           600           599            127
      Total ................................................        52,170        58,474        48,383        19,779         13,127
      Total Investment Securities ..........................        63,045        74,172        64,391        36,668         59,097
Federal Funds Sold .........................................        12,500         8,300             0         6,750            200
Loans ......................................................       118,101       100,404       101,151        98,069         80,491
  Less:  Unearned Discount .................................           526           690           573           655            707
         Allowance for Possible Loan Losses ................         2,120         1,678         1,623         1,430          1,362
Loans, Net .................................................       115,455        98,036        98,955        95,984         78,422
Bank Premises and Equipment ................................         3,259         2,455         2,619         3,173          3,167
Other Assets
   Other Real Estate Owned .................................         1,073         3,928         5,088         5,046          5,590
   Other ...................................................         3,370         3,098         2,886         2,904          4,520
      Total ................................................     $ 205,826     $ 197,656     $ 181,629     $ 157,528      $ 156,952

Liabilities
Deposits:
  Demand (Non-Interest Bearing) ............................     $  49,752     $  42,567     $  42,563     $  35,945      $  34,656
  Money Market .............................................        42,807        36,326        27,412        23,376         22,654
  Savings (including NOW) ..................................        55,057        56,283        60,196        59,656         63,069
  Time .....................................................        36,259        33,020        28,757        24,605         14,852
     Total Deposits ........................................       183,875       168,196       158,928       143,582        135,231
Dividend Payable ...........................................           166           152           139           121            107
Securities Sold Under Agreements to Repurchase .............             0         2,800         2,800             0          9,003
Other Borrowings ...........................................         3,175         8,452         4,486             0              0
Other Liabilities ..........................................         1,198         1,077         1,179           988          1,005
      Total Liabilities ....................................       188,414       180,677       167,532       144,691        145,346

Stockholders' Equity
Common Stock - $2.50 Par Value .............................         2,240         2,240         2,240         2,240          2,240
Capital Surplus ............................................         1,994         1,994         1,994         1,994          1,993
Accumulated Other Comprehensive Income .....................           249           249            81           (28)          (135)
Retained Earnings ..........................................        15,770        12,943        10,229         9,078          8,092
      Total ................................................        20,253        17,426        14,544        13,284         12,190
      Less:  Treasury Stock ................................         2,841           447           447           447            584
      Total Stockholders' Equity ...........................        17,412        16,979        14,097        12,837         11,606
      Total ................................................     $ 205,826     $ 197,656     $ 181,629     $ 157,528      $ 156,952



Selected Financial Data
Consolidated Income Statements

                                                                                             Year Ended December 31,
                                                                     1998         1997          1996           1995          1994
Interest Income
Interest and Fees on Loans ...................................   $ 9,996,927   $ 9,731,626   $ 9,391,802   $ 8,278,027   $ 6,690,095
Interest on Balance due from Banks ...........................         7,631         5,973         1,493             0             0
Interest on Federal Funds Sold ...............................       707,252       382,157       417,107       221,857       117,440
Interest and Dividends on Investment Securities:
       Taxable:
          Obligations of U.S. Government .....................       414,782       235,724       141,265       431,259     1,235,897
          Obligations of U.S. Government Agencies ............       920,343     1,038,404       569,716       178,689       177,332
          Mortgage-Backed Securities .........................     1,979,480     2,847,023     1,833,879     1,901,977     2,080,703
          Other Securities ...................................        57,932        52,010        37,638        22,385         7,632
       Total .................................................     3,372,537     4,173,161     2,582,498     2,534,310     3,501,564
       Exempt from Federal Income Taxes:
       Obligations of State and Political Subdivisions .......       656,858       308,609       293,774       318,174       369,338
       Total Interest Income .................................    14,741,205    14,601,526    12,686,674    11,352,368    10,678,437

Interest Expense
Money Market Accounts ........................................     1,418,621     1,136,766       834,353       716,465       584,242
Certificates of Deposit of $100,000 and Over .................       516,403       392,267       361,484       210,891       113,101
Other Time Deposits ..........................................     2,060,082     2,161,906     2,343,908     2,316,078     1,708,624
Interest on Securities Sold Under
    Agreements to Repurchase .................................        72,826       174,556       100,932       106,511       127,223
Interest on Other Borrowings .................................       375,057       286,995        44,308        14,950             0
       Total Interest Expense ................................     4,442,989     4,152,490     3,684,985     3,364,895     2,533,190
       Net Interest Income ...................................    10,298,216    10,449,036     9,001,689     7,987,473     8,145,247
Provision for Possible Loan Losses ...........................       525,000       805,000       370,000       110,000       120,000
Net Interest Income After Provision
         for Possible Loan Losses ............................     9,773,216     9,644,036     8,631,689     7,877,473     8,025,247

Other Non-Interest Income
Trust Department Income ......................................       400,569       364,600       434,069       401,811       298,786
Service Charges on Deposit Accounts                                1,479,577     1,518,765     1,337,449     1,278,668     1,344,754
Other Income .................................................       952,721       751,137       540,588       482,538       433,731
Net Gain on Sales of Investment Securities ...................        40,676             0        16,724         1,393        22,695
      Total Other Non-Interest Income ........................     2,873,543     2,634,502     2,328,830     2,164,410     2,099,966

Other Operating Expenses
Salaries .....................................................     3,252,761     2,949,150     3,379,214     3,470,680     3,556,241
Pensions and Other Employee Benefits .........................       682,397       669,919       717,516       761,577       832,603
Net Occupancy Expense ........................................       835,787       874,033     1,130,358       944,571       905,538
Furniture and Equipment Expense ..............................       621,808       589,897       637,029       622,775       582,663
Other Expenses ...............................................     1,726,923     1,793,602     2,393,013     1,922,109     2,354,157
      Total Other Operating Expenses .........................     7,119,676     6,876,601     8,257,130     7,721,712     8,231,202
Income Before Income Taxes ...................................     5,527,083     5,401,937     2,703,389     2,320,171     1,894,011
Provision for Income Taxes ...................................     2,026,670     2,081,118       997,891       848,790       662,500
Net Income ...................................................   $ 3,500,413   $ 3,320,819   $ 1,705,498   $ 1,471,381   $ 1,231,511


Selected Financial Data
Supplementary Information

                                                              1998            1997              1996              1995          1994
Per Share Data
Net Income ...........................................    $   4.15       $    3.83           $  1.97          $   1.70     $    1.40
Book Value ...........................................       21.16           19.60             16.27             14.82         13.57

Dividends Declared
Cash Dividends per Share .............................        0.80            0.70              0.64              0.56          0.50
Cash Dividends Declared ..............................     673,271         606,575           554,582           484,890       436,741

Year-End Data
Total Assets ........................................  205,825,657     197,656,436       181,629,049       157,528,274   156,951,687
Total Deposits ......................................  183,875,462     168,195,635       158,928,455       143,581,497   135,230,577
Total Stockholders' Equity ..........................   17,412,189      16,979,459        14,097,239        12,837,073    11,605,718
Total Trust Assets ..................................   83,966,013      76,562,667        70,643,739        71,304,522    62,452,427
Number of Shares Outstanding ........................      822,765         866,536           866,536           866,536       855,332

Selected Ratios .....................................            %               %                 %                 %             %
Net Income to:
   Total Income .....................................        19.87           19.27             11.36             10.89          9.64
   Average Total Assets .............................         1.73            1.73              1.00              0.94          0.79
   Average Stockholders' Equity .....................        20.45           21.60             12.94             11.98         10.61
Average Stockholders' Equity to Average Assets ......         8.47            8.01              7.70              7.84          7.44
Dividend Payout Ratio ...............................        19.23           18.27             32.52             32.95         35.46


Management is not always aware of the price for every transaction in Bancorp stock. The following charts show the prices for the transactions of which management is aware:
                                                         Per Share
                                                                           Cash
                                                                        Dividend
1998                                         High           Low         Declared
First Quarter .....................     $   57.25      $   41.00      $    0.200
Second Quarter ....................         57.00          52.00           0.200
Third Quarter .....................         57.00          55.50           0.200
Fourth Quarter ....................         55.88          54.50           0.200
Total Cash Dividends Declared .....                                   $    0.800

1997
First Quarter .....................     $   36.00      $   34.00      $    0.175
Second Quarter ....................         42.00          36.00           0.175
Third Quarter .....................         51.00          38.50           0.175
Fourth Quarter ....................         85.00          52.75           0.175
Total Cash Dividends Declared .....                                   $    0.700

1996
First Quarter......................     $   32.00      $   29.75      $    0.160
Second Quarter.....................         32.00          29.75           0.160
Third Quarter......................         32.00          31.00           0.160
Fourth Quarter.....................         35.00          32.00           0.160
Total Cash Dividends Declared                                         $    0.640

Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Smithtown Bancorp is a one-bank holding company formed in 1984. Its income is derived solely from the operations of its sole subsidiary, Bank of Smithtown. The Bank operates seven full service offices in the north central region of Suffolk County, and offers a full line of consumer and commercial products, including a Trust and Investment Management Division. Bank of Smithtown is committed to providing increased shareholder value through superior customer service, efficiency of operations and financial products especially geared toward the community which we serve. The year 1998 was another outstanding year for Bank of Smithtown. We achieved record high earnings, continued asset growth and return on equity achieved only by the highest performing banks in the country. Also remarkable, especially in light of the extremely volatile stock market, was the continued upward trend in the Bank's stock price. The Board of Directors approved a 2:1 stock split effective May 6, 1998, at which time the price of the stock was $114 per share. Typically, after a split, the price per share drops disproportionately to the split. Bank of Smithtown's stock price regained its strength and was selling at $57 per share prior to June 30, a very strong indication of the high confidence level investors felt toward the Bank.

The year 1998 was a year during which Bank of Smithtown invested time and dollars to strengthen its existing product and service lines. It was during late 1997 that we introduced CHATS, our voice response system, which provides our customers 24-hour telephone access to account information and transaction abilities. We ironed out the kinks in that system this year, and as we can see from the volume of calls recorded on CHATS during 1998, our customers are really taking advantage of this time saving product. During 1998, we invested in an upgraded computer mainframe, an IBM AS400 Riscbox. This very powerful computer has already provided us with increased speed and disc space, which in turn enables our staff to provide our customers with increased transaction speed. Along with upgraded mainframe hardware and software, we also invested in higher level communication lines between our data center and our branch offices. Prior to year end 1998, our Hauppauge and Northport branches came up on a new "online" teller system. Our tellers now use personal computers which are interfaced to our mainframe computer. The installation of this wide area network has allowed us to provide both up to the minute account information and significantly faster service to our customers. Internally, we were able to achieve additional efficiencies by relocating our support staff to our Data Center in Hauppauge. This improvement was only one of many which contributed to a very strong efficiency ratio of 53.75%. The year 1998 was also the year during which Bank of Smithtown developed a website. Our customers can now obtain information regarding our branch locations, hours of operation, and deposit rates. There are some interactive dialogues available, with more to follow in the future. This website is just the beginning of Bank of Smithtown's entry into Internet banking. While merger and acquisition activity continues throughout the country, the state and even on Long Island, Bank of Smithtown continues to strengthen its position as a leading community bank in the nation. The challenge to remain competitive and profitable in the "big bank" arena was our focus for 1998. As our numbers reveal, we continue to meet that challenge successfully.

Bank of Smithtown's balance sheet was repositioned during 1998. Total assets reached $205,825,657, a 4.13% increase over 1997. Investment securities declined from $74,172,375 in 1997 to $63,044,370 in 1998, a 15.00% decrease. The composition of the portfolio also changed this year, as Mortgage-Backed Securities paid down quickly, and obligations of State and Political Subdivisions became a more attractive investment for the Bank. Due to the low interest rate environment of 1998, Mortgage-Backed Securities now represent 37.61% of our total portfolio, compared to 58.55% during 1997. Alternately, this rate environment, along with the tax benefits provided by holdings of State and Political Subdivisions, resulted in increased purchases of these obligations. Municipal securities now comprise 28.73% of our portfolio as compared to 8.71% in 1997. Loans, the highest yielding asset on the balance sheet, increased by 17.63% in1998, and now represent 56.09% of total assets, as compared to 49.60% at December 31, 1997. Loan allocation remained relatively constant from 1997 to 1998, with the largest volume remaining in commercial real estate loans followed by commercial loans to small businesses and construction loans. We continued to originate mortgage loans, some of which were sold in secondary markets, and others which remained in our own residential mortgage portfolio. Federal Funds Sold increased at year end 1998 by 50.60% over the level at December 31, 1997, to $12,500,000. As investment securities matured and paid down during the year, a portion of these funds were channeled into new securities. A majority of the funds were used to meet our increasing loan demand, and any remaining funds were sold to our correspondent banks as a short term investment alternative. Bank Premises and Equipment increased by 32.77% from 1997 to 1998, resulting from the capital improvements in the Smithtown lobby renovation, and the investments in computer hardware and software throughout all of our branches and our Data Center. Other Real Estate Owned decreased by 72.69% from 1997 as two large commercial and one large residential property were sold this year. This is the lowest level of OREO held by the Bank since 1990. At year end 1998, there remains only one large commercial and two small residential properties in foreclosed assets owned by the Bank. On the liability side of our balance sheet, total deposits increased by 9.32% from 1997 to 1998.

The allocation of deposits remained constant from 1997 to 1998, with the largest growth occurring in Certificates of Deposit $100,000 and over. At year end 1998, total borrowings decreased by $8,077,895 due to the maturity of a Security Sold Under Agreement to Repurchase in May and a lower level of Demand Notes Issued to the U.S. Treasury. The Stockholders' Equity section of the balance sheet changed significantly from 1997, due to two major initiatives from our Board of Directors. Effective May 6, the Board of Directors approved a 2:1 stock split, thereby increasing the number of authorized shares of common stock to 3,000,000. Also approved by the Board during 1998, was a Stock Repurchase Plan totaling $3,200,000. This aggressive Repurchase Plan was designed to control the rapid growth of capital, while maintaining the high level of return on equity of 20.45% and a more than adequate leverage ratio of 8.47%. During 1998, 43,771 shares were repurchased by the Bancorp for a total cost of $2,394,798. The remainder of the $3,200,000 dividend paid to the Bancorp by the Bank for the Repurchase Plan will be used during 1999.

The Bank's income statement reflects the strength of its balance sheet. The driving force behind earnings, and certainly its largest component, remains net interest income. The interest earned on interest bearing assets less the cost of interest paid on interest bearing liabilities provides the largest contribution to Bank earnings and represents 58.46% of total income, as compared to 60.62% in 1997. This slight decrease is the result of the low interest rate environment of 1998. This decline in interest rates causes the Bank's interest margin to tighten and applies pressure for increased earnings from less interest sensitive business lines. As can be seen from the 9.07% increase in Other Non-Interest Income during 1998, Bank of Smithtown met this challenge successfully. Income from the Bank's Trust and Investment Management Division, as well as gains on OREO sales and fees for ATM services are responsible for this growth in non-interest income. Other Operating Expenses increased only slightly from 1997 by 3.53%. Net Income increased from 1997 to 1998 by 5.41% and for the second year in a row, reached a record level of $3,500,413. Earnings Per Share also reached a record level of $4.15 per share.

Interest Income
Interest income for the years ended December 31, 1998, 1997, and 1996 was $14,741,205, $14,601,526, and $12,686,674, an increase of 16.19% over the three years. The largest contributor to interest income is interest and fees on loans which increased by 6.44% over the same three year period. This increased income level is largely the result of the 16.76% increase in loan volume over the three years ended December 31, 1998. Yield on the loan portfolio decreased from 9.98% in 1997 to 9.71% in 1998, as can be seen from the Average Balance Sheet and Yield Analysis Schedule. The next largest contributor to interest income is the investment portfolio, which declined in volume to $63,044,370 at year end 1998. Yield on the investment portfolio, however, for the three years ended December 31, 1998, was 6.35%, 6.60%, and 6.36%. Therefore, the reduced income level during 1998 on Investment Securities is primarily a result of decreased volume. Other contributors to interest income include Federal Funds Sold, and to a much smaller extent to Interest on Balances Due from Banks. During 1998, interest on Federal Funds Sold increased significantly over that of 1997 and 1996 to $707,252, an increase of 85.07% and 69.56%, respectively. This increased income is due primarily to the larger volume of sales.

Interest Expense
Interest expense for the three years ended December 31, 1998, 1997 and 1996 was $4,442,989, $4,152,490, and $3,684,985, an increase of 7.00% over 1997 and
20.57% over 1996. Our interest expense is due primarily to the cost of our deposits. In spite of the low rate environment of 1997 and 1998, the expense for interest has climbed each year in line with the increased volume of deposits, particularly the increased level of higher paying Time Deposits and Money Market Accounts. The Bank has also increased its volume of "Preferred" accounts, which are offered to our "relationship" customers. The balance of the Bank's interest expense is a result of its borrowings. This expense decreased slightly from $461,551 to $447,883 as a Security Sold Under Agreement to Repurchase matured in May 1998. Increased average volume of Demand Notes issued by the U.S. Treasury are largely responsible for the interest expense on borrowings during 1998. This average volume was 66.14% higher in 1998 than 1997.

Net Interest Income
Net Interest Income is the largest contributor to net income and it represents 58.46% of total income at year end 1998. Net interest income decreased slightly to $10,298,216 during 1998 as compared to $10,449,036 during 1997. The average volume of interest earning assets increased by 5.70%, while the corresponding average volume of interest bearing liabilities increased by 5.12%. As can be seen from the Average Balance Sheet and Yield Analysis and the Rate Volume Relationships of Interest Margin in Earning Assets, the 1.44% decrease in Net Interest Income is primarily a result of the declining interest rate environment, and the downward pressure it exerts on the Bank's interest spread. In spite of this flat and at times inverted yield curve, the Bank was able to maintain a 5.97% spread on its interest earning assets, only 10 basis points below the level of 1997. This high spread places Bank of Smithtown at the top in comparison to its peers and was accomplished by generating higher asset yields while maintaining relatively lower cost funding. This lower cost of funds has not been achieved at the expense of our customers, for we remain very competitive in the rates offered on our deposit accounts. We offer the highest rate on deposits and discounted rates on loans to our "Preferred" customers who conduct all of their business at Bank of Smithtown.

The tables below show a comparative analysis of the major areas of interest income, interest expense and resultant changes in net interest income. Variances in the rate volume relationship has been allocated to the rate.

Average Balance Sheet and Yield Analysis

                                                                               1998                                1997
(in thousands)                                                  Average                   Average   Average                  Average
Tax Equivalent Basis                                            Balance        Interest    Rate(%)  Balance     Interest     Rate(%)
Assets
Interest-Earning Assets:
   Investment Securities:
      Taxable .............................................     $ 56,071      $  3,372       6.01  $ 65,103     $  4,173       6.41
      Nontaxable ..........................................       12,686           995       7.84     5,213          468       8.98
   Total Investment Securities ............................       68,757         4,367       6.35    70,316        4,641       6.60
   Balances Due from Banks ................................          166             8       4.82       131            6       4.58
   Total Net Loans ........................................      102,914         9,997       9.71    97,484        9,732       9.98
   Federal Funds Sold .....................................       12,943           707       5.46     6,884          382       5.55
   Total Interest-Earning Assets ..........................      184,780        15,079       8.16   174,815       14,761       8.44
   Non-Interest-Earning Assets ............................       17,218             0       0.00    17,120            0       0.00
         Total Assets .....................................     $201,998      $ 15,079       7.47  $191,935       14,761       7.60
Liabilities
Interest-Bearing Liabilities:
    Savings Deposits (including NOW) ......................     $ 54,650      $    781       1.43  $ 58,814     $    967       1.64
    Money Market Accounts .................................       40,211         1,419       3.53    33,636        1,137       3.38
    Certificates of Deposit ...............................       35,580         1,795       5.05    31,079        1,587       5.11
Total Interest-Bearing Deposits ...........................      130,441         3,995       3.06   123,529        3,691       2.99
Securities Sold Under Agreements to Repurchase ............        1,174            73       6.22     2,800          174       6.21
Other Borrowings ..........................................        6,965           375       5.38     5,502          287       5.22
Total Interest-Bearing Liabilities ........................      138,580         4,443       3.21   131,831        4,152       3.15
Non-Interest Bearing Liabilities:
    Demand Deposits .......................................       45,014             0       0.00    43,091            0       0.00
    Other .................................................        1,290             0       0.00     1,641            0       0.00
         Total Liabilities ................................      184,884         4,443       2.40   176,563        4,152       2.35
Stockholders' Equity ......................................       17,114             0       0.00    15,372            0       0.00
        Total Liabilities and Stockholders' Equity ........     $201,998      $  4,443       2.20  $191,935     $  4,152       2.16
Interest Margin ...........................................                   $ 10,636                          $ 10,609
Interest Spread on:
    Average Total Assets ..................................                                  5.27%                             5.53%
    Average Total Interest-Earning Assets .................                                  5.76%                             6.07%

Rate Volume Relationships of Interest Margin on Earning Assets
                                                                            1998/1997                             1997/1996
                                                                        Increase (Decrease)                   Increase (Decrease)
                                                                          Due to Change in                      Due to Change in
                                                                                          Net                                 Net
(in thousands)                                                   Volume        Rate      Change      Volume       Rate       Change
Interest Income:
Investment Securities:
   Taxable .................................................    $  (579)    $  (222)    $  (801)    $ 1,347     $   244     $ 1,591
   Nontaxable ..............................................        671        (144)        527          37         (14)         23
      Total Investment Securities ..........................         92        (366)       (274)      1,384         230       1,614
Total Net Loans ............................................        542        (277)        265         (40)        380         340
Federal Funds Sold .........................................        336         (11)        325         (43)          8         (35)
Balances Due from Banks ....................................          2           0           2           4           1           5
      Total Interest-Earning Assets ........................        972        (654)        318       1,305         619       1,924
Interest Expense:
   Savings Deposits ........................................        (68)       (118)       (186)        (38)       (294)       (332)
   Money Market Accounts ...................................        222          60         282         220          83         303
   Certificates of Deposits ................................        230         (22)        208         162          18         180
      Total Interest-Bearing Deposits ......................        384         (80)        304         344        (193)        151
Securities Sold Under Agreements to Repurchase .............       (101)          0        (101)         71           2          73
Other Borrowings ...........................................         76          12          88         242           1         243
      Total Interest-Bearing Liabilities ...................        359         (68)        291         657        (190)        467
      Changes in Interest Margin ...........................    $   613     $  (586)    $    27     $   648     $   809     $ 1,457

Other Operating Income

The schedule below details items of non-interest income for the years ended December 31,

                                                                                   1998                  1997                1996
Other Operating Income
Trust and Investment Management Department Income ...................           $  400,569           $  364,600           $  434,069
Service Charges on Deposit Accounts .................................            1,479,577            1,518,765            1,337,449
Other Income ........................................................              952,721              751,137              540,588
Net Gain on the Sales of Investment Securities ......................               40,676                    0               16,724
   Total ............................................................           $2,873,543           $2,634,502           $2,328,830

Other Operating Income increased by 9.07% over 1997 and 23.39% over 1996. Service charges on deposit accounts is the single largest contributor to Other Operating Income and it decreased slightly by 2.58% from 1997 to 1998. This is the result of an increased number of "Preferred" accounts for which service charges are waived. Other Income rose by 26.84% during 1998, which is in small part due to gains on the sale of OREO properties and in large part to increased fee income on a higher volume of ATM transactions. This ATM fee income increased from $44,666 during 1997 to $145,870 during 1998, a 226.58% increase. Loan fees are also a large contributor to Other Income. During 1998, this fee income reached $631,089, an increase of 28.21% over 1997. During 1998, the Bank also realized $40,676 in gains on the sale of an investment security.

Other Operating Expenses

Detailed below are the components of the Other Operating Expenses for the years ended December 31,



                                               1998          1997        1996
Other Operating Expenses
   Salaries .............................   $3,252,761   $2,949,150   $3,379,214
   Pensions and Other Employee Benefits .      682,397      669,919      717,516
   Net Occupancy Expense ................      835,787      874,033    1,130,358
   Furniture and Equipment Expense ......      621,808      589,897      637,029
   Other Expenses .......................    1,846,923    1,793,602    2,393,013
      Total .............................   $7,239,676   $6,876,601   $8,257,130

Other Operating Expenses represent various categories of noninterest expense. These expenses increased by 5.28% during 1998. Salary and benefit expense increased during 1998 partially due to the increasing costs of health insurance, as well as two additions to our lending staff including a new Executive Vice President and Chief Lending Officer. Also reflected in 1998 Salary and Benefit Expenses are increased levels of compensation to consultants for their assistance with our large purchases of hardware and software. Net Occupancy Expense decreased by 4.38% from 1997 to 1998 due to the recognition of benefits resulting from capital improvements made in 1997 and 1998. Expenses related to the maintenance of Other Real Estate Owned declined during 1998 as three large properties were sold during the year. These expenses decreased by 24.21% from $120,254 in 1997 to $91,141 in 1998. The Loss on Other Real Estate Owned, the expense account used to provide for declining values in OREO properties, actually reflected income for the Bank this year. It is through this expense account that the Valuation Reserve Account is increased. The OREO Valuation
Reserve Account serves as a cushion for sales of Other Real Estate Owned properties below their carrying value. During the course of the year, it became apparent to management that sales of OREO properties would result in net gains for the Bank, and therefore, the Valuation Reserve Account would contain a surplus of funds. An amount deemed adequate by management was retained in the OREO Valuation Reserve Account, and the balance of $150,000 was transferred back to the Loss on Other Real Estate Owned expense account, resulting in a net gain of $35,437 for the Bank. Furniture and Equipment Expense increased by 5.41% from $589,897 in 1997 to $621,808 in 1998. This was the result of depreciation expense on new computer hardware and software. Other Miscellaneous Expenses increased by 2.97% during 1998. A major component of this category of expense during 1998 was related to Year 2000 (Y2K) compliance expense. Of this $70,998 in Y2K expense, 72.43% of it was related to the accumulation of a special Allowance for Possible Loan Losses due to possible noncompliance by loan customers. The remainder of this expense was used to purchase test data from our core banking software vendor and for expenses related to Y2K training. A large component of non-interest expense on the Bank's income statement is the Provision for Possible Loan Loss Account which provides coverage for losses in the Bank's loan portfolio. Based on both the size of the loan portfolio and the level of nonperforming loans, management felt it prudent to reserve $525,000 this year as compared to $805,000 reserved during 1997. The level of the Allowance for Possible Loan Losses represents 1.80% of total loans and provided 121.18% coverage of nonperforming loans. This level has been reviewed and deemed adequate based on management's evaluation.

Net Income
Net Income for 1998 reached $3,500,413 as compared to $3,320,819 in 1997 and $1,705,498 in 1996. Growth in earnings has been 105.24% since 1996. This record high level of net income has been the result of increased investment and loan interest income, increased levels of non-interest income and reduced operating expenses. The budget process established in 1997 and our bankwide incentive compensation program have also contributed to our excellent bottom line results. All employees total compensation package including salary and incentive compensation are tied to the achievement of various goals by the employees and the Bank. This system has helped keep over staff focused on bottom line results. Efficiencies have also increased in opposite proportion to expense reduction. The Bank's efficiency ratio, which measures the amount of expense required to produce $1.00 of income, is now 53.75%. In the past, this ratio has been as high as 75%. Two highly recognized indicators of overall strength of a bank are derived from its net income. The first and most important indicator is the Bancorp's return on average equity (ROAE) which measures shareholder value. At December 31, 1998 this ratio was at an outstanding level of 20.45% as compared to 21.60% and 12.94% at year end 1997 and 1996. The high level of this ratio places Bank of Smithtown as one of the highest performing banks in the country, and the highest performer compared to our peers on Long Island. The second ratio indicative of overall strength is Return on Average Assets (ROAA) which indicates how efficiently the bank is employing its assets. For 1996, 1997 and 1998, Bank of Smithtown's ROAA reached 1.00, 1.73 and 1.73, respectively. The strength of these two ratios, in conjunction with other results of operations achieved during 1998 have placed Bank of Smithtown as one of the highest performing community banks in the nation.

Investment Securities
Investment Securities at December 31, 1998 totaled $63,044,370 as compared to $74,172,375 at year end 1997, a decrease of 15.00%. During 1998, a continuation of low interest rates remained in effect and as a result the proceeds from principal payment reductions of Mortgage-Backed Securities increased. Proceeds from these principal reductions as well as matured investments were reinvested primarily in Obligation of State and Political Subdivisions. The attractive yields, in comparison to other investment securities, and tax benefits offered by these securities, led to an increase in our holdings. These obligations now represent 28.73% of total Investment Securities. Of the $63,044,370 Investment Portfolio, 82.75% is classified as Available for Sale (AFS) and 17.25% as Held to Maturity (HTM). The majority of the portfolio is classified AFS so as to provide maximum liquidity potential for the Bank, as these securities may be sold, if necessary. However, it remains management's intent to hold most securities to maturity. The composition of the Portfolio has changed slightly, with U.S. Treasury Notes representing 9.76%, U.S. Government Agencies representing 22.54%, Mortgage-Backed Securities 37.61%, Municipal Bonds 28.73%, and Other Securities 1.36%. Other Securities consist of $127,200 of Federal Reserve Bank Stock, $699,600 of Federal Home Loan Bank Stock, and $30,000 of other equity investments. The Federal Reserve Bank and Federal Home Loan Bank stock are restricted. As can be seen from the accompanying schedule detailing the Weighted Average Maturity of the Investment Portfolio, the entire portfolio has shortened and maturity has gone from 14 years 7 months to 12 years 11 months. This decreased time frame to maturity has been the result of "called" securities and rapid pay downs of Mortgage-Backed Securities. The actual maturity, or average life of the portfolio remains considerably shorter, again due to anticipated repayment speeds on Mortgage-Backed Securities. The Weighted Average Yield of the Investment Portfolio has increased for Securities Held to Maturity from 5.83% in 1997 to 5.91% in 1998, and decreased for Securities Available for Sale from 7.09% in 1997 to 6.40% in 1998. Overall yield for Investment Securities has declined from 6.60% in 1997 to 6.35% in 1998.

The following schedule presents the amortized cost for Investment Securities Held to Maturity and estimated fair value for Investment Securities Available for Sale as detailed in the Bank's balance sheet as of December 31:

Investment Securities Held to Maturity                      1998         1997
Obligations of U.S. Government .....................   $         0   $ 2,002,757
Mortgage-Backed Securities .........................     4,582,024     7,237,038
Obligations of State and Political Subdivisions ....     6,292,248     6,458,344
   Total ...........................................   $10,874,272   $15,698,139
Investment Securities Available for Sale
Obligations of U.S. Government .....................   $ 6,151,890   $ 6,175,710
Obligations of U.S. Government Agencies ............    14,213,318    15,251,638
Mortgage-Backed Securities .........................    19,129,406    36,190,088
Obligations of State and Political Subdivisions ....    11,818,684             0
Other Securities ...................................       856,800       856,800
   Total ...........................................   $52,170,098   $58,474,236

The tables below set forth the investment securities by portfolio, weighted average maturity, and weighted average yield as of December 31, 1998 and 1997.

Weighted Average Maturity

Investment Securities Held to Maturity                1998              1997
Obligations of U.S. Government ................        -           0 yrs. 6 mos.
Mortgage-Backed Securities ....................   5 yrs. 7 mos.    6 yrs. 7 mos.
Obligations of State and Political Subdivisions   3 yrs. 4 mos.    4 yrs. 1 mos.
   Total ......................................   4 yrs. 4 mos.    4 yrs. 9 mos.
Investment Securities Available for Sale
Obligations of U.S. Government ................   1 yrs. 0 mos.    2 yrs. 0 mos.
Obligations of U.S. Government Agencies .......   9 yrs. 8 mos.    8 yrs. 6 mos.
Mortgage-Backed Securities ....................   25 yrs. 10 mos. 23 yrs. 8 mos.
Obligation of State and Political Subdivisions    10 yrs. 1 mos.           -
   Total ......................................   14 yrs. 9 mos.  17 yrs. 4 mos.
   Total Investment Securities ................   12 yrs. 11 mos. 14 yrs. 7 mos.

Weighted Average Yield                                                                                                     Weighted
                                                                                  Amortized              Estimated           Average
Investment Securities Held to Maturity                                              Cost                 Fair Value        Yield (%)
                                                                                                                                   >
Mortgage-Backed Securities:
   After 1 year, but within 5 years ..................................            $ 2,109,778            $ 2,110,703           5.84
   After 5 years, but within 10 years ................................              2,472,246              2,489,191           6.31
Obligations of State and Political Subdivisions:
   Within 1 year .....................................................              1,864,243              1,884,271           6.60
   After 1 year, but within 5 years ..................................              2,897,921              3,017,547           5.54
   After 5 years, but within 10 years ................................              1,530,084              1,623,963           5.21
       Total .........................................................            $10,874,272            $11,125,675           5.91

Investment Securities Available for Sale
Obligations of U.S. Government:
   Within 1 year .....................................................            $ 2,998,111            $ 3,029,070            5.88
   After 1 year, but within 5 years ..................................              3,079,138              3,122,820            8.50
Obligations of U.S. Government Agencies:
   After 5 years, but within 10 years ................................              9,531,548              9,595,975            6.85
   After 10 years ....................................................              4,604,419              4,617,343            7.55
Mortgage-Backed Securities:
   Within 1 year .....................................................                109,152                109,343            6.00
   After 10 years ....................................................             18,841,633             19,020,063            7.15
Obligations of State and Political Subdivisions:
   After 1 year, but within 5 years ..................................                776,629                787,316            4.00
   After 5 years, but within 10 years ................................              4,386,613              4,459,239            4.45
   After 10 years ....................................................              6,555,960              6,572,129            4.36
       Total .........................................................            $50,883,203            $51,313,298            6.49

Loans
The Bank's loan portfolio at December 31, 1998 and 1997 (net of unearned income) was $117,575,281 and $99,713,203, respectively, representing an increase of 17.91% over 1997. The classification of the portfolio is as follows:


                                                                         1998                   %             1997               %
Real Estate Loans, Construction ............................         $ 17,349,704             14.69      $ 13,032,541          12.98
Real Estate Loans, Other:
   Commercial ..............................................           54,025,411             45.75        43,520,062          43.35
   Residential .............................................           13,455,104             11.39        12,506,653          12.46
Commercial and Industrial Loans ............................           27,663,218             23.42        23,745,418          23.65
Loans to Individuals for Household,
   Family and Other Personal Expenditures ..................            4,782,592              4.05         7,492,586           7.46
All Other Loans (including Overdrafts) .....................              825,129              0.70           106,272           0.10
       Total Loans .........................................         $118,101,158            100.00      $100,403,532         100.00


The areas of largest growth in the portfolio remain in the Construction and Commercial Real Estate loan categories. Average Yield on the entire loan portfolio for 1998 was 9.71% as compared to 9.98% during 1997. The Bank has entered into various participation agreements with other Long Island banks in order to provide funding for high quality commercial real estate loans, yet still avoid credit concentrations. These participation loans totaled $12,350,921 for Bank of Smithtown at December 31, 1998. The majority of other loans made by Bank of Smithtown are to residents located within the Bank's primary lending area. Credit is extended to a wide spectrum of borrowers, including individuals, not for profit and religious organizations and small to middle market businesses. Although real estate loans comprise a majority of the portfolio, credit risks are minimized through low loan to value ratios, thorough credit investigations, current appraisals and periodic review by a loan review consultant.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 1998:

                                                                                               After One
                                                                                  Within        Year but          After
                                                                                  One          Within Five         Five
(in thousands)                                                                    Year           Years            Years        Total
Commercial (and all other loans including overdrafts) ..................         $2,275         $    0         $    0         $2,275
Real Estate - Construction .............................................            828          2,503              0          3,331
Total ..................................................................         $3,103         $2,503         $    0         $5,606

Deposits
Average deposits for 1998 were $175,454,627 as compared with $166,619,073 in 1997, a 5.30% increase. Year end deposits for 1998 increased by 9.32% over the same period in 1997. The largest growth in deposits for 1998 was in Time Deposits and Money Market Accounts, which together increased by $8,374,300. The resultant increase in interest expense due to this greater volume was $496,081.

"Preferred" account customers are paid higher interest rates on their deposits in exchange for maintaining their primary checking account plus larger balances with us. It is these customers who constitute a significant portion of our deposit increase.

Average Balance

(in thousands)                                             1998            1997

Demand (Non-Interest Bearing) ................         $ 45,014         $ 42,664
Money Market .................................           40,211           33,636
Savings (Including NOW) ......................           54,265           58,814
Time .........................................           35,965           31,506
Total Deposits ...............................         $175,455         $166,620


At December 31, 1998, the remaining maturities of the Bank's Certificates of Deposit in amounts of $100,000 or greater were as follows:

(in thousands)

3 months or less ..........................................              $ 5,568
Over 3 through 6 months ...................................                1,546
Over 6 through 12 months ..................................                1,050
Over 12 months ............................................                2,503
Total .....................................................              $10,667

Other Borrowings
Year end 1998 Borrowings decreased by 71.79% from year end 1997, but average balances for the two years indicate a higher level of Borrowings existed during 1998. This was due to the investments made by the U.S. Treasury under the Treasury Tax and Loan Note Option Depository Program and the Direct Investment Program. These investments provide a twenty five basis point spread to the Bank and are available to us at the discretion of the U.S. Treasury. The funds are invested at Bank of Smithtown when the Treasury has excess funds, and are returned to them as needed. The only limitation placed by the U.S. Treasury on these funds is the level of collateral provided by the Bank. During May 1998, the $2,800,000 Repurchase Agreement which carried a 6.16% interest rate was paid. At December 31, 1998, the Bank had one outstanding advance from the Federal Home Loan Bank of New York. This advance represents a loan agreement with a stated maturity date of December 2001, a call date of December 1999, and a 5.56% interest rate. Underlying collateral for the advance is held at the Federal Home Loan Bank.

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

The goal of asset/liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset/liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and Chief Commercial Lending Officer serve on the Asset/Liability Management Committee. The addition of adjustable rate products in the loan and investment portfolio is one method employed to reduce interest rate risk. Laddered maturities of investment securities is still another asset/liability management strategy for interest sensitivity reduction. The ability of management to reprice deposits on a frequent basis is also important for Balance Sheet Management. Semiannually, the Bank collects the necessary information to run an Income Simulation Model, which tests our sensitivity to upward and downward interest rate fluctuations. The rate fluctuations used in the Model are large and immediate, and actually reflect the Bank's earnings under these simulations. The results of both Income Simulations performed during 1998 reflected minimal sensitivity to any rate fluctuations. Interest margins and net income remain consistent regardless of changes in market interest rates. These models lead to investments, loan and deposit strategies for earnings maximization within acceptable risk levels.The following table details the interest rate sensitivity of the Bank over various periods as of December 31, 1998.

                                               Three                                One          Three
                                               Months      Six         Total        Year         Years
                                   Three       Through     Months      Sensitive    Through      Through   Over
                                   Months      Six         Through     Within       Three        Five      Five    All
(in thousands)           1 Day     or Less     Months      One Year    One Year     Years        Years     Years   Other(1)   Total
Total Interest
    Earning Assets       $49,466    $7,583     $7,764      $27,260      $92,073   $30,363     $39,524    $28,254   $2,606  $192,820
Total Interest Bearing
    Liabilities and
    Demand Deposits (2)    1,193    23,791     15,251       25,196       65,431    61,623      35,120          0   24,876   187,050
Interest Sensitivity
    Gap Per Period        48,273   (16,208)    (7,487)       2,064       26,642   (31,260)      4,404      28,254 (22,270)    5,770
Cumulative Interest
    Sensitivity Gap       48,273    32,065     24,578       26,642       26,642    (4,618)       (214)     28,040   5,770     5,770
Percent of Cumulative
    Gap to Total Assets    23.45%    15.58%     11.94%       12.94%       12.94%   (2.24)%      (0.10)%     13.62%   2.80%     2.80%

(1) Includes interest-earning assets and interest-bearing liabilities that do not reprice as well as $1,749,751 in non-accrual loans.

(2) Money MarketAccounts assumed to decline over a 2 year period. Savings Accounts and NOW assumed to decline over a 5 year period. Demand Deposits are spread based on historical experience.

Stockholders' Equity
Shown below are the components of Stockholders' Equity as of December 31:

                                                                                                               1998          1997
Common Stock - $2.50 Par Value (3,000,000 shares authorized; 895,910 shares issued) ....................   $ 2,239,775   $ 2,239,775
Capital Surplus ........................................................................................     1,993,574     1,993,574
Retained Earnings ......................................................................................    15,770,822    12,943,680
Accumulated Other Comprehensive Income .................................................................       249,455       249,068
     Total .............................................................................................    20,253,626    17,426,097
Less: Treasury Stock (73,145 and 29,374 Shares at Cost at December 31, 1998 and 1997, respectively) ....     2,841,437       446,639
      Total Stockholders' Equity .......................................................................   $17,412,189   $16,979,458


Stockholder's Equity increased by 2.55% from year end 1997 to year end 1998. Effective May 6, 1998 the Board of Directors approved a 2:1 stock split which increased the number of authorized shares from1,500,000 to 3,000,000, and reduced the par value of the stock from $5 per share to $2.50 per share. Also during 1998, the Board approved $3,200,000 to be paid in the form of a dividend from the Bank to the Bancorp for the purpose of stock repurchase. During the year, the Bancorp repurchased 35,714 shares at a total cost of $2,394,798. At year end 1998, the Bancorp held 73,145 shares of Treasury Stock at cost. Retained earnings increased 21.84% from December 31, 1997 to December 31, 1998. This increase was the result of $3,500,413 of net income less $673,271 of dividends declared.

Capital ratios are regarded as one of the most important indicators of a banking institution's strength. There are two capital ratios that are most significant: leverage ratio and total risk based capital ratio. Leverage at year end 1998 and 1997 was 8.47% and 8.01% respectively. The required minimum leverage ratio for Bank of Smithtown is 4.00%. Total risk based capital ratio at year end 1998 and 1997 was 14.14% and 15.63%, respectively. The minimum required ratio is 8.00%. By all guidelines, the Bank is considered well capitalized.

Analysis of the Allowance for Possible Loan Losses
The Allowance for Possible Loan Loss Account at year end 1998 was $2,120,371 compared to $1,677,594 at year end 1997. The change in the Allowance Account is the result of net charge-offs of $82,223 and a Provision for Possible Loan Losses of $525,000. Based on the size of the loan portfolio and the volume of nonperforming loans, management feels the Allowance for Possible Loan Account provides adequate coverage.

The following tables describe the activity in the Allowance for Possible Loan Losses for the years ended December 31:


(in thousands)                                                                                               1998            1997

Allowance for Possible Loan Losses at Beginning of Period ......................................          $  1,678          $  1,623
Loans Charged Off:
   Commercial ..................................................................................                82               181
   Real Estate .................................................................................                 0               382
   Consumer ....................................................................................                52               286
      Total Loans Charged-Off ..................................................................               134               849
Recoveries on Amounts Previously Charged-Off:
   Commercial ..................................................................................                 6                 4
   Real Estate .................................................................................                10                60
   Consumer ....................................................................................                35                35
      Total Recoveries .........................................................................                51                99
Net Charge-Offs ................................................................................                83               750
Current Year's Provision for Possible Loan Losses ..............................................               525               805
Allowance for Possible Loan Losses at End of Period ............................................          $  2,120          $  1,678
Total Loans:
    Average (Net of Unearned Discount and Allowance for Possible Loan Loss) ....................          $102,914          $ 97,484
    End of Period (Net of Unearned Discount) ...................................................           117,575            99,713

Ratios:                                                         1998       1997
Net Loans Charged-Off to:
    Average Loans ......................................        0.08%      0.77%
    Loans at End of Period .............................        0.07       0.75
    Allowance for possible Loan Losses .................        3.92      44.70
    Provision for Possible Loan Losses .................       15.81      93.17
Last Year's Charge-Off to this Year's Recovery .........    1,664.71     201.01
Allowance for Possible Loan Losses at Year End To:
    Average Loans (Net of Unearned Discount) ...........        2.02       1.70
    End of Period Loans (Net of Unearned Discount) .....        1.80       1.68

The following table shows the Bank's non-accrual and contractually past due loans:

                                                                                               At December 31,
(in thousands)                                                      1998           1997           1996           1995           1994
Accruing Loans Past Due 90 Days or More .................         $    0         $  432         $    3         $   90         $   97
Non-Accrual Loans .......................................          1,749          1,593          2,001          2,849          1,214
   Total ................................................         $1,749         $2,025         $2,004         $2,939         $1,311

For 1998 and 1997 the difference between interest income on non-accrual loans and income that would have been recognized at original contractual rates and terms is $90,166 and $94,872, respectively.

The composition of Other Real Estate Owned at December 31, is as follows:

                                                       1998                1997
Commercial ...........................           $        0           $  321,919
Commercial Land ......................              712,495            2,835,831
Single Family ........................              360,000              770,036
Total ................................           $1,072,495            3,927,786

The  value  of Other  Real  Estate  Owned  shown  above is net of the  Valuation
Reserve.

Impact of Year 2000 Compliance
The Bank is devoting necessary resources throughout the organization to minimize the risk of possible disruption from the "Year 2000 (Y2K) Problem". The potential "Problem" is the result of computer programs having been written using two digits rather than four to define the applicable year and effects all programs which use dates to provide information. The "Problem" extends itself beyond many "non-information technology" systems; that is operating and control systems that rely on embedded chips. In addition, the Bank, as with every other business organization, is at risk from Y2K failures on the part of its major counterparties, including commercial loan customers, corporations, government agencies and municipalities recommended for investment by our Trust and Investment Management Division, vendors who supply our critical software applications as well as potential failures in public services including electricity, water, and communications. The Bank has developed a Plan for identifying and resolving Y2K issues that are reasonably within its control. All of the efforts are coordinated through a senior-level Y2K Steering Committee chaired by the Bank's Chief Financial Officer (CFO). There are eleven senior level employees, the Bank's attorney, and two members of the Board of Directors on the steering committee. The CFO reports periodically to the Board of Directors with respect to the Bank's Y2K efforts. The Bank is also subject to review and assessment of its Y2K efforts by regulators on a periodic basis. The Federal Reserve Bank and the New York State Banking Department have set up stringent guidelines and time frames for completion of the required phases of the Bank's Y2K efforts.

The Bank's approach and anticipated timing of each phase are described below:

Phase 1 - Awareness - The Bank defined the Y2K Problem and established an Action Team to address the Problem. This phase was completed during fourth quarter 1997.

Phase II - Assessment - The Team developed a strategy to identify all areas in the Bank effected by the Y2K Problem. A complete inventory was taken of hardware, software and all processes and systems within the Bank through work flow analysis. A priority list was developed accessing each effected area with a criticality (risk) rating of A, B1, B2, and B3. (A is the highest criticality. the absence or failure of the system would result in significant losses to the Bank. B3 is the lowest criticality rating. The absence or failure of this system would have little or no impact upon the Bank.) All applicable vendors of software/hardware with criticality ratings of B2 and above were contacted and their plans to supply compliant software/hardware reviewed. The Assessment Phase was completed during first quarter 1998.

Phase III - Renovation - Communication with critical vendors continues, and purchases of additional resources required for Y2K compliance were begun. Alternative solutions have been identified in the event of the vendor's failure to provide a compliant product. Contingency plans are being developed with an expected completion date of September 30, 1999.

Phase IV - Validation - This is by far the most important Phase and involves testing of all of the Bank's operations. Testing will first be done on a vendor by vendor basis, and then interfaces between software systems will be tested. The Bank is currently testing all systems on an individual basis. Following completion of individual software testing, the Bank will test all interfaces. Expected completion date is September 30, 1999.

Phase V - Implementation - This is the final Phase whereby compliant applications, after having been tested during the Validation Phase, are implemented. Contingency plans may need to be reverted to if any failures occur. Expected dates for Implementation are during fourth quarter of 1999.

The nature and focus of the Bank's efforts to address the Year 2000 Problem may be revised periodically as interim goals are achieved or new issues are identified. Estimates of completion dates of various Phases involve projections of future activities. These estimates and projections may change as work continues and we progress toward year end.

As of December 31, 1998, the Bank has incurred $411,403 in Y2K expenses, which includes the purchase of a new teller system for all seven branches at a cost of $340,405. The new teller system was a purchase that had been planned by the Bank prior to its Y2K review, but which was accelerated to ensure that the system would be in place before the year 2000. These costs are not expected to have any material adverse effects on the operations or financial results of Bank of Smithtown. As Bank of Smithtown has been able to reprioritize work projects to largely address Year 2000 readiness within the Bank, most of our costs represent costs that would have been incurred in any event. These amounts cover the costs of Year 2000 readiness work for inventory, assessment, renovation, validation, implementation and contingency planning. In the event that there is a failure in either a Bank system or one of its major counterparts, there may be lost revenue resulting therefrom. The amount of lost revenue is uncertain, however management is working diligently to minimize and compensate for any loss resulting from the Y2K Problem.



                               CORPORATE DIRECTORY


SMITHTOWN BANCORP AND                 Bank of Smithtown                                  Bank of Smithtown
Bank of Smithtown                     Officers                                           Corporate Headquarter's

DIRECTORS                             Bradley E. Rock                                    SMITHTOWN, NY 11787-2801
Bradley E. Rock, Chairman             Chairman, President                                One East Main Street
Patrick A. Given                      & Chief Executive Oficer                           (516) 360-9300
Manny Schwartz
Edith Hodgkinson                      Anita M. Florek                                    Centereach, NY 11720-3501
Augusta Kemper                        Executive Vice President                           1919 Middle Country Road
Attmore Robinson, Jr.                 & Chief Financial Officer                          (516) 585-6644
Charles E. Rockwell
Robert W. Scherdel                    Robert Anrig                                        Commack, NY 11725-3097
Barry M. Seigerman                    Executive Vice President                            2020 Jericho Turnpike
                                      & Chief Lending Officer                             (516) 543-7400

SMITHTOWN BANCORP                     Thomas J. Stevens                                   Hauppauge, NY 11788-4346
                                      Executive Vice President                            548 Route 111
                                      & Chief Lending Officer                             (516 265-7922

OFFICERS                             Cynthia Vernuanc                                     Kings Park, NY 11754-3811
Bradley E. Rock                      Senior Vice President,Marketing                      14 parks Drive
CHAIRMAN, PRESIDENT                  & New Business Development                           (516) 269-4900
& CHIEF EXECUTIVE OFFICER
                                     Ellen Metzger
Anita M. Florek                      Vice President, Marketing & Training                 Lake Grove, NY 11755-2107
EXECUTIVE VICE PRESIDENT                                                                  2921 Middle Country Road
& TREASURER                          Rosanna Dill                                         (516) 588-0700
                                     Vice President, Human Resources
Rosanna Dill                                                                              Northport, NY 11768-3151
VICE PRESIDENT                       Edward Benedetto                                     836 Fort Salonga Road
                                     Vice President & Auditor                             (516) 262-1353
Judith Barber
CORPORATE SECRETARY                  Colette Masom
                                     Vice President & Comptroller

INDEPENDENT AUDITORS
                                      Vice Presidents                                     Annual Meeting
Albrecht, Viggiano,                   Gerald Duggan                                       The Annual Meeting of Stockholders
Zureck & Company, P.C.                Patricia Guidi                                      of Smithtown Bancorp will be held
25 Suffolk Court                      Elizabeth Woreth                                    on Thursday, April 15, 1999
Hauppauge.NY 11788                                                                        at 10:30 AM, at the:
                                                                                          Islandia Marriott
GENERAL COUNSEL                                                                           3635 Express Drive North
Patricia C. Delaney, Esq.             Andrew J. Enrico, Trusr Officer                     Hauppauge, New York 11788

                                      Carol Schofield, Ass't Trust Officer

                                      Judith Barber,Corporate Secretary                   Register and Transfer Agent
                                      & Cashier                                           Bank of Smithtown
                                                                                          One East Main Street
                                                                                          Smithtown, New York 11787-2801
                                      Assistant Vice Presidents
                                      Helene Caspar
                                      Robert Staron

                                      Managers
                                      Ann Marie Bove
                                      Nancy Bradley
                                      Carol Ann Brennan                                   10-KSB Report
                                      Constance Lynch                                     The annual report to the Securities and
                                      Lisa McCulloch                                      Exchange Commission, From 10-KSB
                                      Connie Ponticello                                   will be made available upon request by
                                      Jeanne Quortrop                                     contacting:
                                      Sylvia Scheick                                      Judith Barber,Corporate Secretary
                                                                                          Smithtown Bancorp
                                                                                          One East Main Street
                                                                                          Smithtown, New York 11787-2801
                                      Assistant Managers
                                      Donna Maresca
                                      Phyllis Kaiserman
                                      Mae Russo
                                      Ardene signorelli                                    Member Federal Reserve System and
                                      Beth Tramontana                                      Federal Deposit Insurance Corporation


                                SMITHTOWN BANCORP

                              ONE EAST MAIN STREET
                         SMITHTOWN, NEW YORK 11787-2801

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                                   To Be Held
                            THURSDAY, APRIL 15, 1999

The Annual Meeting of Shareholders of Smithtown Bancorp (the "Bancorp"), will be held at the Islandia Marriott L.I., 3635 Express Drive North, Hauppauge, New York, on April 15, 1999, at 10:30 a.m., for the following purposes:

1. The election of three directors to serve a term of three years.

2. To approve the appointment of Albrecht, Viggiano, Zureck & Company, P.C. as independent auditors for the year ending December 31, 1999.

3. To transact such other business as may properly come before the meeting for any adjournment thereof.

Pursuant to a resolution of the Board of Directors adopted at the Board of Directors meeting on January 26, 1999, only shareholders of record at the close of business on February 25, 1999, shall be entitled to notice of and to vote at this meeting.

Dated:     March 10, 1999
Smithtown, New York
                                              BY ORDER OF THE BOARD OF DIRECTORS

                                                       Bradley E. Rock
                                                Chairman of the Board, President
                                                   & Chief Executive Officer

                                SMITHTOWN BANCORP

                              ONE EAST MAIN STREET
                         SMITHTOWN, NEW YORK 11787-2801

                                 PROXY STATEMENT

                            GENERAL PROXY INFORMATION

This Proxy Statement (this "Proxy Statement") is furnished in connection with the solicitation by and on behalf of the Board of Directors of Smithtown Bancorp, (the "Bancorp") of proxies to be used at the Annual Meeting of Shareholders of the Bancorp to be held at the Islandia Marriott L.I., 3635 Express Drive North, Hauppauge, New York, on April 15, 1999, and at any adjournment thereof. The costs of the proxy solicitation are to be paid by the Bancorp. Bank of Smithtown (the "Bank" or "Bank of Smithtown" ) is a wholly-owned subsidiary of the Bancorp. This Proxy Statement is being mailed on or about March 10, 1999, to holders of the Common Shares.

Authorized Shares and Voting Rights

Holders of record of Common Shares as of the close of business on February 25, 1999 (the "Record Date"), will be entitled to vote at the meeting. Each shareholder is entitled to one vote for each share of stock held by him or her. There were 815,327 Common Shares outstanding on the Record Date.

Revocability of Proxy

If the accompanying form of Proxy is executed and returned, it nevertheless may be revoked by the shareholder at any time before it is exercised. But if it is not revoked, the shares represented thereby will be voted by the persons designated in each such Proxy.
Financial Statements

A copy of the Bancorp's Annual Report to Shareholders, including financial statements for the fiscal year ended December 31, 1998, has heretofore been mailed to the shareholders.

Matters To Be Voted On At The Meeting

There are two matters that are scheduled to be voted on at the Annual Meeting. Shareholders are being asked to vote on (1) the election of three directors, and
(2) the approval of Albrecht, Viggiano, Zureck & Co., P.C., as the Bancorp's independent auditors for the year ending December 31, 1999.

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

All nominees who are presently serving as directors were elected to their present term of office by the shareholders. The following directors whose terms are expiring this year, are proposed for re-election for terms expiring in 2002:
Augusta Kemper, Barry M. Seigerman and Manny Schwartz . Manny Schwartz was elected to the board on May 28, 1998, pursuant to Article 2, Section 1, of the Bancorp`s By-Laws to fill the unexpired term of James Glamore, who retired in March, 1998.



                                     TABLE I



                                Date                                   Experience and                          Shares of Stock
                            Directorship       Director             Principal Occupation                    Beneficially Owned (2)
Name and Age                Term Expires       Since (1)            During Past 5 Years                        #               %

------------------------------------------------------------------------------------------------------------------------------------

NOMINEES

Manny Schwartz, 56              2002             1998          President, Quality Enclosures,
                                                               Inc., located Central Islip, N.Y.
                                                               President, Sarasota Shower Door
                                                               Company, Inc., Quality Powder
                                                               Coating Company, Inc., and MSS
                                                               Properties, located in Sarasota, Fla.       2,000            .24

Barry M. Seigerman, 58          2002             1993          Chairman & Chief Executive
                                                               Officer Seigerman-Mulvey Co., Inc.,
                                                               Insurance Brokers, located at
                                                               45 Research Way, East Setauket,
                                                               New York.  Active in business and
                                                               community non-profit organizations.         2,163            .26

Augusta Kemper, 76              2002             1992          Horticulturist and Owner of Kemper
                                                               Nurseries until retirement in 1985.        49,866           6.11



                                Date                           Experience and                                  Shares of Stock
                            Directorship       Director        Principal Occupation                        Beneficially Owned (2)
Name and Age                Term Expires       Since (1)       During Past 5 Years                                 #          %
------------------------------------------------------------------------------------------------------------------------------------

DIRECTORS CONTINUING IN OFFICE

Attmore Robinson, Jr., 87       2000             1948          Partner, Elzon & Robinson,
                                                               Real Estate Brokers, until
                                                               retirement in 1993.                        18,526           2.27

Bradley E. Rock, 46             2000             1988          Chairman of the Board, President
                                                               & Chief Executive Officer of the
                                                               Bancorp and the Bank.                       5,506            .67

Charles E. Rockwell, 82         2000             1984          Retired in 1976.  Formerly a
                                                               commercial airline captain.  Active
                                                               in community non-profit organizations.      8,836           1.08

Patrick A. Given, 54            2001             1989          Real Estate Appraiser and
                                                               Consultant; Given Associates,
                                                               located at 550 Route 111,
                                                               Hauppauge, New York.                        4,179            .51

Edith Hodgkinson, 76            2001             1979          Retired Restaurateur, active in community
                                                               non-profit organizations.                  50,655           6.21

Robert W. Scherdel, 44          2001             1996          President & CEO
                                                               Sunrest Health Facilities, Inc.            11,191           1.37




1) Each director of the Bancorp is also a director of Bank of Smithtown. The dates given are the dates on which the director first served as a director of Bank of Smithtown.



2) These figures include Common Shares owned by family members of directors as to which each of the directors disclaim any beneficial ownership. Mrs. Hodgkinson's shares include shares held by Bank of Smithtown as Trustee under the Last Will and Testament of Carlyle Hodgkinson. The amount of Common Shares beneficially owned and listed in the table above is provided as of February 25, 1999.

Board of Directors

The Board of Directors holds regular monthly meetings. The Board held twelve meetings during 1998 in addition to one special meeting of Bank of Smithtown. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and the committee or committees thereof on which such director served during 1998.

Committees of the Board

The Board of Directors has established a number of committees to assist it in the discharge of its responsibilities.

The Audit Committee, consisting of eight directors, had four meetings in 1998. The chairman of the committee is Attmore Robinson, Jr. The committee reviews
results  of  regulatory   examinations,   internal  audits  and  audits  of  the
independent auditor in conformance with regulations of the New York State Banking Department and the laws of the State of New York. Current members of this committee are Edith Hodgkinson, Augusta Kemper, Attmore Robinson, Jr., Charles E. Rockwell, Patrick A. Given, Barry M. Seigerman, Robert Scherdel and Manny Schwartz.

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

Director Compensation

Directors of the Bank received a fee of $750 per month during 1998. The members of the Directors Loan Committee who are not officers of the Bank and who were appointed to the committee prior to May 1, 1996, also received a monthly fee of $300 for committee membership. The total amount of directors' fees paid during 1998 was $90,300.00.

The Board of Directors recommends a vote FOR the election of all Nominees.
                         (Proposal No. 1 on the Proxy).


                        APPROVAL OF INDEPENDENT AUDITORS
                                (PROPOSAL NO. 2)

The Audit Committee has recommended that Albrecht, Viggiano, Zureck & Co., P.C., Certified Public Accountants, continue as the independent auditors for the Bank and the Bancorp for 1999. The firm has served as the independent auditors for the Bank and the Bancorp since 1992. Representatives of the firm will be present at the annual meeting to answer questions and are free to make statements during the course of the meeting.

The Board of Directors recommends a vote FOR the proposal to approve the independent auditors (Proposal No. 2 on the Proxy).


                 EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

Security Ownership of Certain Beneficial Owners

The persons listed below are beneficial owners of more than 5% of the outstanding Common Shares of the Bancorp as of February 25, 1999.


Name and Address                              Common Shares            Percent
of Beneficial Owner                          Beneficially Owned        of Class

Elizabeth Radau                                     60,592             7.43%
43 Edgewood Avenue
Smithtown, New York 11787-2723


Edith Hodgkinson                                    50,655             6.21%
81 Governors Road
Sea Pines Plantation
Hilton Head, South Carolina  29928

Augusta Kemper                                      49,866             6.11%
51 Mills Pond Road
St. James, New York 11780-2111

The following table shows stock ownership as of February 25, 1999, of all directors and officers of the Bancorp and the Bank as a group:

                                    TABLE II

                                     Number of Common               Percentage
                                   SHARES BENEEFICIALLY           of Outstanding
                                     Owned (Note 1)                Common Shares

Patrick A. Given                            4,179                           .51
Anita M. Florek                             2,479                           .30
Edith Hodgkinson                           50,655                          6.21
Robert W. Scherdel                         11,191                          1.37
Manny Schwartz                              2,000                           .24
Barry M. Seigerman                          2,163                           .26
Augusta Kemper                             49,866                          6.11
Attmore Robinson, Jr.                      18,526                          2.27
Bradley E. Rock                             5,506                           .67
Charles E. Rockwell                         8,836                          1.08
Thomas J. Stevens                           1,665                           .20

Eleven directors and executive officers
of the Bancorp and the Bank as a group    157,066                         19.26



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

Executive Officers

The following table sets forth information as to each executive officers of the Bancorp and the Bank as of Feburary, 1999.

                                    TABLE III

------------------------------------------------------------------------------------------------------------------------------------
                 Name                       Age                                        Position
------------------------------------------------------------------------------------------------------------------------------------

            Bradley E. Rock                 46     Chairman of the Board, President & Chief Executive Officer of the Bancorp since
                                                   January 1992.  President of the Bancorp and the Bank October 1990 to January
                                                   1992.  Director of the Bancorp and the Bank since 1988.
------------------------------------------------------------------------------------------------------------------------------------
            Anita M. Florek                 48     Executive Vice President & Chief Financial Officer of the Bank since January
                                                   1993.  Executive Vice President & Treasurer of the Bancorp since January 1993.
                                                   Senior Vice President & Comptroller of the Bank March 1989 to January 1993.
                                                   Treasurer of the Bancorp January 1991 to January 1992.
------------------------------------------------------------------------------------------------------------------------------------
           Thomas J. Stevens                40     Executive Vice President & Chief Lending Officer of the Bank since July 1997.
                                                   Senior Vice President & Commercial Loan Officer of the Bank February 1997 to
                                                   July 1997.  Vice President & Commercial Loan Officer May 1994 to February 1997.
------------------------------------------------------------------------------------------------------------------------------------

Executive Compensation

The table appearing below sets forth all compensation paid in 1998 to each executive officer whose total compensation exceeded $100,000 for such year. All remuneration was paid by Bank of Smithtown.

                                    TABLE IV
                           Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position              Year              Salary                   Incentive         Other Compensation
                                                                                 Compensation                   (1) (2)
------------------------------------------------------------------------------------------------------------------------------------
Bradley E. Rock                         1996            $200,000.00               $ 17,372.54                $21,045.96
Chairman, President & CEO               1997            $212,000.00               $ 38,000.00                $25,373.42
of the Bancorp and the Bank             1998            $223,741.38               $105,665.52                $28,523.15
------------------------------------------------------------------------------------------------------------------------------------
Anita M. Florek                         1996            $102,000.00               $  9,673.23                $ 8,505.85
Executive Vice President                1997            $108,120.00               $ 14,000.00                $12,687.42
of the Bancorp and the Bank             1998            $121,702.70               $ 26,416.38                $14,087.42
------------------------------------------------------------------------------------------------------------------------------------
Thomas J. Stevens                       1996            $ 74,000.00               $ 18,799.10                $ 6,822.08
Executive Vice President                1997            $ 88,538.34               $ 13,332.11                $ 9,525.43
of the Bank                             1998            $105,538.38               $ 35,723.19                $12,483.48
------------------------------------------------------------------------------------------------------------------------------------

1) These amounts include a monthly director's fee of $750 for Mr. Rock as Chairman of the Board of Directors. Mr. Rock does not receive any additional compensation for participation on any of the board's committees. These amounts also include employer matching contributions paid in connection with the Bank's 401(k) plan, amounts accrued during 1998 under the ESOP and premiums paid on behalf of the officers for a group term life insurance policy.

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

No director of the Bank or the Bancorp had an aggregate amount of unsecured indebtedness to the Bank in excess of 15 percent of the Bank's equity capital account during the period of January 1, 1998, through December 31, 1998.

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

                              SHAREHOLDER PROPOSALS
Shareholder proposals to be presented at the 2000 Annual Meeting must be received by the Secretary of the Board of Directors by November 2, 1999, to be included in the proxy statement.

                                 OTHER BUSINESS
So far as the Board of Directors of the Bancorp now knows, no business other than that referred to above will be transacted at the Annual Meeting. The persons named in the Board of Directors' Proxies may, in the absence of instructions to the contrary, vote upon all matters presented for action at the Meeting according to their best judgment.

Dated:   March 10, 1999

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

The agreement further provides that if the Executives employment were terminated by the Bank subsequent to a change in control, for any reason other than cause, disability or death, the Executives would continue to receive the same compensation and benefits they would have received had they remained employed for a period of five years. It also provides that at any time withtin one year after the change in control, if the executives elect to terminate their employment with the bank for any reason, they will receive a lump sum sevrance allowance equivalent to three years compensation and benefits at the rate as payable to the executives immediately prior to the change in control.