Form 10-Q
period 1999-03-31
SMITHTOWN BANCORP INC
filed 1999-05-14
CIK 747345

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1999

                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  516-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 813,627 Shares of Common stock ($2.50 Par Value) Outstanding as of March 31, 1999.

                                SMITHTOWN BANCORP

                                      INDEX


Part I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
     Item 1. Financial Statements

         Consolidated Balance Sheets
              March 31, 1999 and December 31, 1998 ....................   5 & 6

         Consolidated Statements of Income
              Three months ended March 31, 1999 and 1998 ..............       6

         Consolidated Statements of Changes in Stockholders' Equity
              Three months ended March 31, 1999 and 1998 ..............       7

         Consolidated Statements of Comprehensive Income
              Three months ended March 31, 1999 and 1998 ..............       8

         Consolidated Statements of Cash Flows
              Three months ended March 31, 1999 and 1998 ..............       9

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...............................  10 - 12

     Item 3. Notes to Consolidated Financial Statements ...............      13


Part II - OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Change in Securities - None

     Item 3. Defaults under Senior Securities - None

     Item 4. Submission of Matters to Vote of Security Holders - None

     Item 5. Other Information - None

     Item 6. (A) Exhibits - None



SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                               As of                    As of
                                                                                          March 31, 1999         December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and Due from Banks ..............................................................         $   7,822,945          $   7,124,365
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ....................................................             3,900,977              4,582,024
     Obligations of State and Political Subdivisions .................................             6,179,010              6,292,248
                                                                                               -------------          -------------
      (Estimated Fair Value $10,275,450 at 3/31/99 and $11,125,675 ...................            10,079,987             10,874,272
        at 12/31/98)                                                                           -------------          -------------
   Investment Securities Available for Sale
     Obligations of U.S. Government ..................................................             6,107,820              6,151,890
     Obligations of U.S. Government Agencies .........................................            16,076,385             14,213,318
     Mortgage - Backed Securities ....................................................            26,694,747             19,129,406
     Oligations of State and Political Subdivisions ..................................            11,727,237             11,818,684
     Other Securities ................................................................               856,800                856,800
                                                                                               -------------          -------------
      Total(At Estimated Fair Value) .................................................            61,462,989             52,170,098
                                                                                               -------------          -------------
     Total Investment Securities .....................................................            71,542,976             63,044,370
       (Estimated Fair Value $71,738,439 at  3/31/99 and                                       -------------          -------------
            $63,295,773 at 12/31/98)
Federal Funds Sold ...................................................................               300,000             12,500,000
Loans ................................................................................           130,396,626            118,101,158
   Less: Unearned Discount ...........................................................              (636,813)              (525,877)
        Reserve for Possible Loan Losses .............................................            (2,175,171)            (2,120,371)
                                                                                               --------------         -------------
Loans, Net ...........................................................................           127,584,642            115,454,910
                                                                                               --------------         -------------
Bank Premises and Equipment ..........................................................             3,180,434              3,259,290
Other Assets
   Other Real Estate Owned ...........................................................               855,354              1,072,495
   Other .............................................................................             3,545,484              3,370,227
                                                                                               -------------          -------------
Total Assets .........................................................................         $ 214,831,834          $ 205,825,657
                                                                                               =============          =============

Liabilities
Deposits:
     Demand ..........................................................................         $  49,931,922          $  49,752,008
     Money Market ....................................................................            46,494,603             42,807,109
     NOW .............................................................................            15,627,253             15,790,178
     Savings .........................................................................            38,505,090             39,267,087
     Certificates of Deposit $100,000 and Over .......................................            10,927,503             10,666,898
     Other Time Deposits .............................................................            23,825,967             25,592,182
                                                                                               -------------          -------------
       Total .........................................................................           185,312,338            183,875,462
Dividend Payable .....................................................................               177,594                165,893
Demand Notes Issued to the U.S. Treasury .............................................             2,402,166                174,645
Other Borrowed Funds .................................................................             8,000,000              3,000,000
Other Liabilities ....................................................................             1,358,398              1,197,468
                                                                                               -------------          -------------
     Total ...........................................................................           197,250,496            188,413,468
                                                                                               -------------          -------------

Stockholders' Equity
Common Stock - $2.50 Par Value,  3,000,000 Shares ....................................             2,239,775              2,239,775
     Authorized; 895,910 Shares Issued
Accumulated Other Comprehensive Income ...............................................                69,837                249,455
Surplus ..............................................................................             1,993,574              1,993,574
Retained Earnings ....................................................................            16,626,337             15,770,822
                                                                                               -------------          -------------
     Total ...........................................................................            20,929,523             20,253,626
     Less: Treasury Stock (82,283 and 73,145 shares at cost) .........................            (3,348,185)            (2,841,437)
                                                                                               -------------          -------------
     Total ...........................................................................            17,581,338             17,412,189
                                                                                               -------------          -------------
Total Liabilities and Capital ........................................................         $ 214,831,834          $ 205,825,657
                                                                                               =============          =============


SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                                                                      For Three Months Ended
                                                                                               March 31, 1999        March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans .........................................................              $2,717,413              $2,428,610
Interest and Dividends on:
     Obligations of U.S. Government ................................................                  90,146                 115,757
     Obligations of U.S. Government Agencies .......................................                 258,700                 289,880
     Mortgage - Backed Securities ..................................................                 389,782                 616,477
     Obligations of State & Political Subdivisions .................................                 216,032                  92,298
     Other Securities ..............................................................                  14,752                  14,340
Interest on Federal Funds Sold .....................................................                 106,011                 114,740
Interest on Balances Due From Depository Institutions ..............................                     562                   2,907
                                                                                                  ----------              ----------
     Total Interest Income .........................................................               3,793,397               3,675,009
                                                                                                  ----------              ----------

Interest Expense
Money Market Accounts ..............................................................                 345,412                 335,702
Savings ............................................................................                 137,075                 203,972
Time  Deposits $100,000 and Over ...................................................                 134,087                 121,128
Other Time Deposits ................................................................                 267,375                 297,127
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase ...........................................                       0                  44,081
Interest on Demand Notes Issued by U. S. Treasury ..................................                  38,355                  50,192
Interest on Other Borrowed Money ...................................................                  94,133                  41,700
                                                                                                  ----------              ----------
     Total Interest Expense ........................................................               1,016,436               1,093,902
                                                                                                  ----------              ----------
Net Interest Income ................................................................               2,776,961               2,581,107
Provision for Possible Loan Losses .................................................                  90,000                 110,000
                                                                                                  ----------              ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................               2,686,961               2,471,107
                                                                                                  ----------              ----------

Other Non - Interest Income
Trust Department Income ............................................................                  91,861                  86,502
Service Charges on Deposit Accounts ................................................                 370,481                 353,916
Other Income .......................................................................                 354,158                 161,621
                                                                                                  ----------              ----------
     Total Other Non - Interest Income .............................................                 816,500                 602,039
                                                                                                  ----------              ----------

Other Operating Expenses
Salaries ...........................................................................                 852,114                 761,635
Pension and Other Employee Benefits ................................................                 184,672                 193,590
Net Occupancy Expense of Bank Premises .............................................                 216,019                 212,764
Furniture and Equipment Expense ....................................................                 184,621                 121,511
Miscellaneous Operating Expense ....................................................                 446,169                 425,923
                                                                                                  ----------              ----------
     Total Other Operating Expense .................................................               1,883,595               1,715,423
                                                                                                  ----------              ----------
Income Before Income Taxes .........................................................               1,619,866               1,357,723
Provision for Income Taxes .........................................................                 586,757                 519,270
                                                                                                  ----------              ----------
     Net Income ....................................................................              $1,033,109              $  838,453
                                                                                                  ==========              ==========

Earnings Per Share
Net Income .........................................................................              $     1.26              $     0.97
Cash Dividends Paid ................................................................              $    0.200              $    0.175
Weighted Average Shares Outstanding ................................................                 817,884                 863,085



SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                            Cost of     Accumulated
                                           Common Stock                                     Common         Other             Total
                                       Shares                   Capital       Retained      Stock in    Comprehensive  Stockholders'
                                     Outstanding     Amount     Surplus       Earnings      Treasury    Income (Loss)       Equity
                                    -----------------------------------------------------------------------------------------------

Balance at 1/1/98 .............       866,536    $ 2,239,775  $ 1,993,574  $ 12,943,680  $  (446,639)   $  249,068     $ 16,979,458
Comprehensive Income:
   Net Income .................                                                 838,453                                     838,453
   Other Comprehensive Income,
     Net of Tax ...............                                                                             15,818           15,818
     Total Comprehensive Income                                                                                             854,271
   Cash Dividends  Declared ...                                                (171,202)                                   (171,202)
Treasury Stock Purchases ......       (11,212)                                              (565,559)                      (565,559)
                                      -------                              ------------  -----------    ----------     ------------
Balance at 3/31/98 ............       855,324    $ 2,239,775  $ 1,993,574  $ 13,610,931  $(1,012,198)   $  264,886     $ 17,096,968
                                      ==============================================================================================



Balance at 1/1/99 .............       822,765    $ 2,239,775  $ 1,993,574  $ 15,770,822  $(2,841,437)   $  249,455     $ 17,412,189
Comprehensive Income:
   Net Income .................                                               1,033,109                                   1,033,109
   Other Comprehensive Income,
     Net of Tax ...............                                                                           (179,618)        (179,618)
     Total Comprehensive Income                                                                                             853,491
   Cash Dividends  Declared ...                                                (177,594)                                   (177,594)
Treasury Stock Purchases ......        (9,138)                                              (506,748)                      (506,748)
                                      -------                              -----------   -----------    ----------     ------------
Balance at 3/31/99 ............       813,627    $ 2,239,775  $ 1,993,574  $ 16,626,337  $(3,348,185)   $   69,837     $ 17,581,338
                                      ==============================================================================================



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                   For Three Months Ended March 31,

                                                                                                     1999                  1998
------------------------------------------------------------------------------------------------------------------------------------



Net Income ................................................................................         $ 1,033,109          $   838,453
                                                                                                    -----------          -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain Arising During the Period ....................................            (309,686)              27,271
     Less:  Reclassification Adjustment for Gains Included in Net Income ..................                   0                    0
                                                                                                    ------------         -----------
                                                                                                       (309,686)              27,271
     Income Tax Related to Other Comprehensive Income .....................................            (130,068)              11,454
     Other Comprehensive Income, Net of Tax ...............................................            (179,618)              15,818
                                                                                                    ------------         -----------
        Total Comprehensive Income ........................................................         $   853,491          $   854,271
                                                                                                    ============         ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                  For Three Months Ended March 31,
                                                                                                    1999                   1998
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities
Net Income .........................................................................           $  1,033,109            $    838,453
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned .................................                      0                  42,000
     Depreciation on Premises and Equipment ........................................                124,256                  85,513
     Provision for Possible Loan Losses ............................................                 90,000                 110,000
     Amortization of Transition Obligation .........................................                 13,881                  26,027
     Gain on the Sale of Other Real Estate Owned ...................................                (29,281)                      0
     Increase(Decrease)in Interest Payable .........................................                 (1,991)                 (2,704)
     Increase(Decrease)in Miscellaneous Payables and
        Accrued Expenses ...........................................................               (190,120)               (230,603)
     (Increase)Decrease in Fees and Commissions
        Receivable .................................................................                 (4,800)                 (4,800)
     (Increase)Decrease in Interest Receivable .....................................               (267,606)                (89,052)
     (Increase)Decrease in Prepaid Expenses ........................................                 19,747                  21,783
     (Increase)Decrease in Miscellaneous Reveivables ...............................                117,841                 (13,137)
     (Increase)Decrease in Income Taxes Receivable .................................                482,365                 599,650
     Increase(Decrease) in Deferred Taxes ..........................................                (44,198)                (80,380)
     Decrease in Accumulated Post Retirement Benefit
        Obligation .................................................................                (11,418)                (13,823)
     Amortization of Investment Security Premiums and
        Accretion of Discounts .....................................................                 46,742                  97,507
                                                                                               ------------            ------------
     Cash Provided by Operating Activities .........................................              1,378,527               1,386,434
                                                                                               ------------            ------------

Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ............................................................                677,334                 491,654
       Available for Sale ..........................................................              2,434,945               3,586,434
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ............................................................                109,846                 108,714
       Available for Sale ..........................................................                138,467               3,000,000
     Purchases of Mortgage-Backed Securities:
       Available for Sale ..........................................................            (10,215,625)                      0
     Purchases of Other Investment Securities:
       Held to Maturity ............................................................                      0                (115,310)
       Available for Sale ..........................................................             (2,000,000)             (6,002,330)
     Net (Increase)Decrease in Federal Funds Sold ..................................             12,200,000              (4,900,000)
     Net (Increase)Decrease in Loans ...............................................            (12,219,732)                (18,909)
     Purchases of Premises and Equipment ...........................................                (45,401)               (302,870)
     Proceeds from Sale of Other Real Estate Owned .................................                246,423                       0
     Purchase of Treasury Stock ....................................................               (506,749)               (565,559)
                                                                                               -------------            ------------
     Cash Provided(Used) by Investing Activities ...................................             (9,180,493)             (4,718,176)
                                                                                               -------------            ------------

Cash Flows from Financing Activities
     Net (Decrease)Increase in Demand Deposits, NOW
     Accounts and Savings Accounts .................................................              2,942,485               2,360,811
     Net Increase(Decrease) in Time Accounts .......................................             (1,505,610)              1,573,310
     Cash Dividends Paid ...........................................................               (163,850)               (151,644)
     Net  Increase(Decrease)in Borrowed Funds ......................................              7,227,520                (158,356)
                                                                                               -------------           -------------
     Cash Provided(Used)by Financing Activities ....................................              8,500,546               3,624,121
                                                                                               -------------           -------------

     Net Increase(Decrease)in Cash and Due from Banks ..............................                698,580                 292,379
     Cash and Due from Banks, Beginning of Period ..................................              7,124,365               7,667,371
                                                                                               -------------           -------------
     Cash and Due from Banks, End of Period ........................................           $  7,822,945            $  7,959,750
                                                                                               =============           =============

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
      Interest .....................................................................           $    132,487            $    135,973
      Income Taxes .................................................................           $    148,590            $         --

Non-Cash Investing Activities
     Loans Transferred to Other Real Estate Owned ..................................           $         --            $         --



Management's Discussion and Analysis of Financial Condition and Results of Operation

Summary

The Balance Sheet remained very strong for the first quarter of 1999 ending with total assets of $214,831,834, a 4.38% increase from December 31, 1998. The Investment Portfolio increased in volume from $63,044,370 to $71,542,976, an increase of 13.48%. This large increase was due primarily to the purchase of a GNMA ARM during January. The Loan Portfolio increased in volume from $117,575,281 to $129,759,813, an increase of 10.36%. The Bank's loan to deposit ratio at March 31, 1999 and December 31, 1998 was 70.02% and 63.94%, respectively. Other Real Estate Owned declined from $1,072,495 to $855,354 as a result of the sale of one residential property. Other Real Estate Owned showed a significant reduction from last March 31, 1998 when the balance was $3,885,786. This decrease in non-earning assets has had very favorable effects on the Bank's bottom line, as these funds were quickly converted into interest earning assets. Yield on interest earning assets for the first quarter of 1999 was 7.93%, as compared to 8.08% for the year ended December 31, 1998 and 8.22% for the period ended March 31, 1998. This decrease in yield is the result of a continuing low interest rate environment. The Liability side of the Balance Sheet also showed some significant changes from December 31, 1998. The primary change was in the volume of Other Borrowed Funds which increased from $3,000,000 to $8,000,000, an increase of 166.67%. This borrowing, along with additional Federal Funds Sold, was used to purchase the GNMA ARM mentioned above. This transaction will result in additional basis points to the Bank's bottom line over the life of the security. Cost of funds for the quarter ended March 31, 1999 was 2.82% compared to 3.21% at December 31, 1998 and 3.22% at March 31, 1998. The Bank's spread increased this quarter, with a resultant increased margin of 5.86% at March 31, 1999 compared to 5.81% at March 31, 1998. The Bancorp continued the repurchase of its own stock during 1999, with 9,138 shares purchased in a price range of $55.00 to $55.875. Total outstanding common shares at March 31, 1999 was 813,627. The Bank's capital ratios remain strong and are outlined below.

                    March 31, 1999          December 31, 1998         Required

Tier I                    12.35                    12.09                4.00

Tier II                    1.25                     1.25                  **

Total Risk Based
Capital                   13.61                    14.14                8.00

Leverage Ratio             8.37                     8.47                4.00



Net Income for the quarter ended March 31, 1999 was $1,033,109 compared to $838,453 for the comparable period of 1998, representing a 23.22% increase. These increased earnings are primarily attributable to interest and fees on loans, reduced interest expense, and increased non-interest income. Loan income was 11.89% higher during first quarter 1999 compared to first quarter 1998, due to increased volume. Interest expense was 7.08% lower during the same period in 1999 and 1998. The Bank's rates remain competitive as is evidenced in deposit growth, but the low rate environment has kept rates at a lower range this year than in the prior year. Non-interest income is significantly higher this quarter at $816,500 compared to $602,039 during first quarter end 1998. The majority of other non-interest income is comprised of loan origination and commitment fees, which have been increased due to increased loan volume. Other Operating Expenses showed a 9.80% increase over the two comparable periods due in a large part to the furniture and equipment expense incurred with the purchase of a new mainframe computer and a new online teller system. Earnings per share for first quarter 1999 were $1.26 as compared to $0.97 for first quarter 1998. This represents a 29.90% increase due to increased earnings and decreased outstanding shares.

The Bank continues to devote all necessary resources toward completion of its Y2K Plan. Testing of internal systems was the key activity during first quarter 1999, along with completion of a Business Resumption Contingency Plan. Total Y2K expense for first quarter 1999 was $19,033 with comparable costs anticipated for each of the remaining three quarters. A majority of the Bank's testing efforts are expected to be completed by the end of second quarter 1999. The Bank remains in compliance with federal guidelines.

First quarter results remain the highest in the Bank's 89 years of operations. Asset quality remains high, earnings continue on an upward trend and capital is consistently strong. Management fully expects all of these trends to continue throughout 1999, successfully completing another record year for the Bank.



SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 1998
                                                                                                                        TOTAL
                                                                       3 MONTHS           3-6               6-12        SENITIVE
                                                  REVOLVING            OR LESS           MONTHS            MONTHS       WITHIN 1 YR
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:

   INVESTMENTS ....................             $  3,146,002        $  7,560,321      $ 5,811,179       $ 18,741,507    $ 35,259,009
   FEDERAL FUNDS SOLD .............                  300,000                   0                0                  0         300,000
   LOANS:
       INSTALLMENT ................                  232,619           1,160,605          881,727          5,227,574       7,502,525
       REAL ESTATE AND COMMERCIAL .               32,108,518           2,655,323        1,679,294          7,760,772      44,203,907
   CASH AND DUE FROM BANKS ........                  128,827                   0                0                  0         128,827
   FIXED ASSETS ...................                        0                   0                0                  0              0
   OTHER ASSETS ...................                        0                   0                0                  0              0
   RESERVE FOR POSSIBLE LOAN LOSSES                        0                   0                0                  0              0
   NON-ACCRUALS ...................                        0                   0                0                  0              0
   UNEARNED DISCOUNT ..............                        0                   0                0                  0              0
                                                ------------------------------------------------------------------------------------
TOTAL .............................             $ 35,915,966        $ 11,376,249      $ 8,372,200       $ 31,729,853  $  87,394,268
                                                ------------------------------------------------------------------------------------
SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 1998
                                                    1-3                  3-5              5+                 OTHER         TOTAL
                                                    YEARS                YEARS           YEARS
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   INVESTMENTS ....................             $  4,766,241        $  8,781,117      $ 21,879,809      $    856,800  $  71,542,976
   FEDERAL FUNDS SOLD .............                        0                   0                 0                 0        300,000
   LOANS:
       INSTALLMENT ................                3,248,378           4,504,108         2,460,542                 0     17,715,553
       REAL ESTATE AND COMMERCIAL .               16,378,439          30,240,057        20,219,588            91,517    111,133,508
   CASH AND DUE FROM BANKS ........                        0                   0                 0         7,694,117      7,822,944
   FIXED ASSETS ...................                        0                   0                 0         3,180,435      3,180,435
   OTHER ASSETS ...................                        0                   0                 0         4,400,837      4,400,837
   RESERVE FOR POSSIBLE LOAN LOSSES                        0                   0                 0        (2,175,171)    (2,175,171)
   NON-ACCRUALS ...................                        0                   0                 0         1,547,565      1,547,565
   UNEARNED DISCOUNT ..............                        0                   0                 0          (636,813)      (636,813)
                                                ------------------------------------------------------------------------------------
                                                $ 24,393,058        $ 43,525,282      $ 44,559,939      $ 14,959,287  $ 214,831,834
                                                ------------------------------------------------------------------------------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 1998

                                                                                                                        TOTAL
                                                                       3 MONTHS           3-6               6-12        SENITIVE
                                                  REVOLVING            OR LESS           MONTHS            MONTHS       WITHIN 1 YR
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:

   SAVINGS .............                        $          0        $  1,925,255      $  1,925,255      $  3,850,509   $  7,701,019
   MONEY MARKETS .......                                   0           5,811,825         5,811,825        11,623,651     23,247,301
   NOW .................                                   0             781,363           781,363         1,562,725      3,125,451
   TIME<100 ............                              18,452           6,480,466         4,507,872         6,715,484     17,722,274
   TIME>100 ............                                   0           5,377,878           826,735         2,034,407      8,239,020
   DEMAND ..............                                   0           1,248,298         1,248,298         2,496,596      4,993,192
   REPURCHASE AGREEMENTS                                   0                   0                 0                 0              0
   OTHER BORROWED MONEY                                    0           2,402,166                 0                 0      2,402,166
   OTHER LIABILITIES ...                                   0                   0                 0                 0              0
   STOCKHOLDERS' EQUITY                                    0                   0                 0                 0              0
                                                ------------------------------------------------------------------------------------
TOTAL ..................                        $     18,452        $ 24,027,251      $ 15,101,348      $ 28,283,372   $ 67,430,423
                                                ------------------------------------------------------------------------------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 1998
                                                    1-3                  3-5              5+                 OTHER         TOTAL
                                                    YEARS                YEARS           YEARS
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:

  SAVINGS .............                         $ 15,402,036        $ 15,402,035      $          0      $          0   $ 38,505,090
  MONEY MARKETS .......                           23,247,302                   0                 0                 0     46,494,603
  NOW .................                            6,250,901           6,250,901                 0                 0     15,627,253
  TIME<100 ............                            4,294,518           1,809,175                 0                 0     23,825,967
  TIME>100 ............                            1,596,961           1,091,522                 0                 0     10,927,503
  DEMAND ..............                            9,986,384           9,986,384                 0        24,965,962     49,931,922
  REPURCHASE AGREEMENTS                                    0                   0                 0                 0              0
  OTHER BORROWED MONEY                             3,000,000           5,000,000                 0                 0     10,402,166
  OTHER LIABILITIES ...                                    0                   0                 0         1,535,992      1,535,992
  STOCKHOLDERS' EQUITY                                     0                   0                 0        17,581,338     17,581,338
                                                ------------------------------------------------------------------------------------
TOTAL ..................                        $ 63,778,102        $ 39,540,017      $          0      $ 44,083,292   $214,831,834
                                                ------------------------------------------------------------------------------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 1998
                                                                                                                        TOTAL
                                                                       3 MONTHS           3-6               6-12        SENITIVE
                                                  REVOLVING            OR LESS           MONTHS            MONTHS       WITHIN 1 YR
------------------------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP
PER PERIOD .............                          35,897,514         (12,651,002)       (6,729,148)        3,446,481     19,963,845
GAP/TOTAL ASSETS .......                                                  -5.89%            -3.13%             1.60%          9.29%
CUMULATIVE INTEREST
SENSITIVITY GAP ........                          35,897,514          23,246,512        16,517,364        19,963,845     19,963,845
% OF CUMULATIVE GAP
TO TOTAL ASSETS ........                              16.71%              10.82%             7.69%             9.29%          9.29%


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 1998
                                                    1-3                  3-5              5+                 OTHER         TOTAL
                                                    YEARS                YEARS           YEARS
------------------------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP
PER PERIOD .............                         (39,385,044)          3,985,265        44,559,939       (29,124,005)
GAP/TOTAL ASSETS .......                             -18.33%               1.86%            20.74%
CUMULATIVE INTEREST
SENSITIVITY GAP ........                         (19,421,199)        (15,435,934)       29,124,005
% OF CUMULATIVE GAP
TO TOTAL ASSETS ........                              -9.04%              -7.19%            13.56%


ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF MARCH  31, 1999
  2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD

Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1999, and its results of operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

        Fair Value:

        March 31, 1999                $71,738,439
        December 31, 1998             $63,295,773

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMITHTOWN BANCORP



May 14, 1999
                                                    /s/ Bradely E. Rock
                                                    ----------------------------
                                                    Bradley E. Rock, President



May 14, 1999
                                                    /s/ Anita M. Florek
                                                    ---------------------------
                                                   Anita M. Florek, Treasurer