Form 10-Q
period 1999-06-30
SMITHTOWN BANCORP INC
filed 1999-08-13
CIK 747345

Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 1999

                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  516-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 807,531 Shares of Common stock ($2.50 Par Value) Outstanding as of June 30, 1999.

                                   SMITHTOWN BANCORP

                                         INDEX


Part I - FINANCIAL INFORMATION                                     PAGES
                                                                   ------
Item 1.    Financial Statements

           Consolidated Balance Sheets
                June 30, 1999 and December 31, 1998                   4

           Consolidated Statements of Income
                Three months ended June 30, 1999 and 1998             5

           Consolidated Statements of Income
                Six months ended June 30, 1999 and 1998               6

           Consolidated Statements of Changes in Stockholders' Equity
                Three months ended June 30, 1999 and 1998             7

           Consolidated Statements of Changes in Stockholders' Equity
                Six months ended June 30, 1999 and 1998               8

           Consolidated Statements of Comprehensive Income
                Three months ended June 30, 1999 and 1998             9

           Consolidated Statements of Comprehensive Income
                Six months ended June 30, 1999 and 1998               10

           Consolidated Statements of Cash Flows
                Three months ended June 30, 1999 and 1998             11

           Consolidated Statements of Cash Flows
                Six months ended June 30, 1999 and 1998               12

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                 13 - 17

Item 3.    Notes to Consolidated Financial Statements                 18


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities - None

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (A) Exhibits - None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                          As of
                                                                                           June 30, 1999          December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks ..............................................................         $   8,831,921          $   7,124,365
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ....................................................             3,464,768              4,582,024
     Obligations of State and Political Subdivisions .................................             5,797,498              6,292,248
                                                                                               -------------          -------------
       (Estimated Fair Value $9,324,483 at 6/30/99 and $11,125,675 ...................             9,262,266             10,874,272
                                                                                               -------------          -------------
           at 12/31/98)
   Investment Securities Available for Sale
     Obligations of U.S. Government ..................................................             6,069,600              6,151,890
     Obligations of U.S. Government Agencies .........................................            16,714,049             14,213,318
     Mortgage - Backed Securities ....................................................            24,022,271             19,129,406
     Oligations of State and Political Subdivisions ..................................            11,334,161             11,818,684
     Other Securities ................................................................             1,057,200                856,800
                                                                                               -------------          -------------
       Total (At Estimated Fair Value) ...............................................            59,197,281             52,170,098
                                                                                               -------------          -------------
     Total Investment Securities .....................................................            68,459,547             63,044,370
                                                                                               -------------          -------------
         (Estimated Fair Value $68,521,764 at  6/30/99 and
                 $63,295,773 at 12/31/98)
Federal Funds Sold ...................................................................            17,300,000             12,500,000
Loans ................................................................................           143,758,376            118,101,158
     Less: Unearned Discount .........................................................              (588,940)              (525,877)
              Reserve for Possible Loan Losses .......................................            (2,246,890)            (2,120,371)
                                                                                               -------------          -------------
Loans, Net ...........................................................................           140,922,546            115,454,910
                                                                                               -------------          -------------
Bank Premises and Equipment ..........................................................             3,190,102              3,259,290
Other Assets
     Other Real Estate Owned .........................................................               855,354              1,072,495
     Other ...........................................................................             4,600,325              3,370,227
                                                                                               -------------          -------------

Total Assets .........................................................................         $ 244,159,795          $ 205,825,657
                                                                                               =============          =============
Liabilities
Deposits:
     Demand ..........................................................................         $  51,605,096          $  49,752,008
     Money Market ....................................................................            53,055,455             42,807,109
     NOW .............................................................................            14,699,088             15,790,178
     Savings .........................................................................            37,430,684             39,267,087
     Certificates of Deposit $100,000 and Over .......................................            17,934,296             10,666,898
     Other Time Deposits .............................................................            25,782,464             25,592,182
                                                                                               -------------          -------------
       Total .........................................................................           200,507,083            183,875,462
Dividend Payable .....................................................................               177,657                165,893
Demand Notes Issued to the U.S. Treasury .............................................             7,000,000                174,645
Other Borrowed Funds .................................................................            18,000,000              3,000,000
Other Liabilities ....................................................................             1,142,196              1,197,468
                                                                                               -------------          -------------
     Total ...........................................................................           226,826,936            188,413,468
                                                                                               -------------          -------------
Stockholders' Equity
Common Stock - $2.50 Par Value,  3,000,000 Shares ....................................             2,239,775              2,239,775
     Authorized; 895,910 Shares Issued
Accumulated Other Comprehensive Income ...............................................              (595,090)               249,455
Surplus ..............................................................................             1,993,574              1,993,574
Retained Earnings ....................................................................            17,402,264             15,770,822
                                                                                               -------------          -------------
     Total ...........................................................................            21,040,523             20,253,626
     Less: Treasury Stock (88,379 and 73,145 shares at cost) .........................            (3,707,664)            (2,841,437)
                                                                                               -------------          -------------
     Total ...........................................................................            17,332,859             17,412,189
                                                                                               -------------          -------------
Total Liabilities and Capital ........................................................         $ 244,159,795          $ 205,825,657
                                                                                               =============          =============


SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                                                                      For Three Months Ended
                                                                                                 June 30, 1999        June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans .........................................................              $2,985,292              $2,386,239
Interest and Dividends on:
     Obligations of U.S. Government ................................................                  90,960                 111,083
     Obligations of U.S. Government Agencies .......................................                 282,038                 234,215
     Mortgage - Backed Securities ..................................................                 460,197                 515,826
     Obligations of State & Political Subdivisions .................................                 209,627                 170,663
     Other Securities ..............................................................                  16,056                  15,173
Interest on Federal Funds Sold .....................................................                  28,102                 176,151
Interest on Balances Due From Depository Institutions ..............................                   1,407                   2,794
                                                                                               -------------              ----------
     Total Interest Income .........................................................               4,073,679               3,612,144
                                                                                               -------------              ----------

Interest Expense
Money Market Accounts ..............................................................                 358,844                 343,404
Savings ............................................................................                 137,595                 202,538
Time  Deposits $100,000 and Over ...................................................                 156,883                 117,506
Other Time Deposits ................................................................                 306,458                 334,530
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase ...........................................                       0                  28,745
Interest on Demand Notes Issued by U. S. Treasury ..................................                  30,440                  51,924
Interest on Other Borrowed Money ...................................................                 137,564                  42,163
                                                                                               -------------              ----------
     Total Interest Expense ........................................................               1,127,784               1,120,810
                                                                                               -------------              ----------
Net Interest Income ................................................................               2,945,895               2,491,334
Provision for Possible Loan Losses .................................................                  90,000                 143,200
                                                                                               -------------              ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................               2,855,895               2,348,134
                                                                                               -------------              ----------

Other Non - Interest Income
Trust Department Income ............................................................                  85,028                 118,186
Service Charges on Deposit Accounts ................................................                 366,927                 374,178
Other Income .......................................................................                 226,606                 286,368
                                                                                               -------------              ----------
     Total Other Non - Interest Income .............................................                 678,561                 778,732
                                                                                               -------------              ----------

Other Operating Expenses
Salaries ...........................................................................                 899,328                 807,058
Pension and Other Employee Benefits ................................................                 210,309                 176,824
Net Occupancy Expense of Bank Premises .............................................                 209,483                 196,753
Furniture and Equipment Expense ....................................................                 204,454                 158,019
Miscellaneous Operating Expense ....................................................                 523,337                 506,715
                                                                                               -------------              ----------
     Total Other Operating Expense .................................................               2,046,911               1,845,369
                                                                                               -------------              ----------
Income Before Income Taxes .........................................................               1,487,545               1,281,497
Provision for Income Taxes .........................................................                 534,608                 463,022
                                                                                               -------------              ----------
     Net Income ....................................................................              $  952,937              $  818,475
                                                                                               =============              ==========
Earnings Per Share
Net Income .........................................................................              $     1.18              $     0.96
Cash Dividends Paid ................................................................              $    0.220              $    0.200
Weighted Average Shares Outstanding ................................................                 809,385                 850,263


SMITHTOWN BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)
                                                                                                  For Six Months Ended
                                                                                          June 30, 1999               June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans .........................................................              $5,702,706              $4,814,849
Interest and Dividends on:
     Obligations of U.S. Government ................................................                 181,106                 226,840
     Obligations of U.S. Government Agencies .......................................                 540,737                 524,095
     Mortgage - Backed Securities ..................................................                 849,979               1,132,303
     Obligations of State & Political Subdivisions .................................                 425,659                 262,961
     Other Securities ..............................................................                  30,808                  29,513
Interest on Federal Funds Sold .....................................................                 134,113                 290,891
Interest on Balances Due From Depository Institutions ..............................                   1,968                   5,701
                                                                                               -------------              ----------
     Total Interest Income .........................................................               7,867,076               7,287,153
                                                                                               -------------              ----------

Interest Expense
Money Market Accounts ..............................................................                 704,256                 679,106
Savings ............................................................................                 274,670                 406,510
Time  Deposits $100,000 and Over ...................................................                 290,970                 238,634
Other Time Deposits ................................................................                 573,833                 631,657
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase ...........................................                       0                  72,826
Interest on Demand Notes Issued by U. S. Treasury ..................................                  68,795                 102,116
Interest on Other Borrowed Money ...................................................                 231,697                  83,863
                                                                                               -------------              ----------
     Total Interest Expense ........................................................               2,144,221               2,214,712
                                                                                               -------------              ----------
Net Interest Income ................................................................               5,722,855               5,072,441
Provision for Possible Loan Losses .................................................                 180,000                 253,200
                                                                                               -------------              ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................               5,542,855               4,819,241
                                                                                               -------------              ----------

Other Non - Interest Income
Trust Department Income ............................................................                 176,889                 204,688
Service Charges on Deposit Accounts ................................................                 737,408                 728,094
Other Income .......................................................................                 580,765                 447,989
                                                                                               -------------              ----------
     Total Other Non - Interest Income .............................................               1,495,062               1,380,771
                                                                                               ------------               ----------

Other Operating Expenses
Salaries ...........................................................................               1,751,442               1,568,693
Pension and Other Employee Benefits ................................................                 394,981                 370,414
Net Occupancy Expense of Bank Premises .............................................                 425,502                 409,517
Furniture and Equipment Expense ....................................................                 389,075                 279,530
Miscellaneous Operating Expense ....................................................                 969,506                 932,638
                                                                                               -------------              ----------
     Total Other Operating Expense .................................................               3,930,506               3,560,792
                                                                                               -------------              ----------
Income Before Income Taxes .........................................................               3,107,411               2,639,220
Provision for Income Taxes .........................................................               1,121,365                 982,292
                                                                                               -------------              ----------
     Net Income ....................................................................              $1,986,046              $1,656,928
                                                                                               =============              ==========

Earnings Per Share
Net Income .........................................................................              $     2.44              $     1.93
Cash Dividends Paid ................................................................              $    0.420              $    0.375
Weighted Average Shares Outstanding ................................................                 813,611                 856,605


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                             Cost of      Accumulated
                                         Common Stock                                        Common         Other           Total
                                       Shares                     Capital       Retained     Stock in    Comprehensive Stockholders'
                                     Outstanding     Amount       Surplus       Earnings     Treasury    Income (Loss)     Equity
                                    ================================================================================================
Balance at 3/31/98 ............       855,324    $ 2,239,775    $ 1,993,574    $13,610,931   $(1,012,198)  $  264,886   $17,096,968
Comprehensive Income:
   Net Income .................                                                    818,475                                  818,475
   Other Comprehensive Income,
     Net of Tax ...............                                                                                (8,313)       (8,313)
     Total Comprehensive Income                                                                                             810,162
   Cash Dividends  Declared ...                                                   (169,098)                                (169,098)
Treasury Stock Purchases ......       (11,831)                                                  (666,502)                  (666,502)
Balance at 6/30/98 ............       843,493    $ 2,239,775    $ 1,993,574    $14,260,308   $(1,678,700)  $  256,573   $17,071,530
                                   ================================================================================================

Balance at 3/31/99 ............       813,627    $ 2,239,775    $ 1,993,574    $16,626,984   $(3,348,185)  $  69,837    $17,581,985
Comprehensive Income:
   Net Income .................                                                    952,937                                  952,937
   Other Comprehensive Income,
     Net of Tax ...............                                                                             (664,927)      (664,927)
     Total Comprehensive Income                                                                                             288,010
   Cash Dividends  Declared ...                                                   (177,657)                                (177,657)
Treasury Stock Purchases ......        (6,096)                                                  (359,479)                  (359,479)
Balance at 6/30/99 ............       807,531    $ 2,239,775    $ 1,993,574    $17,402,264   $(3,707,664)  $(595,090)   $17,332,859
                                   ================================================================================================



SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                             Cost of     Accumulated
                                      Common Stock                                           Common        Other          Total
                                  Shares                      Capital         Retained       stock in   Comprehensive  Stockholders'
                                Outstanding      Amount       Surplus         Earnings       Treasury   Income (Loss)     Equity

------------------------------------------------------------------------------------------------------------------------------------

Balance at 1/1/98 .............       866,536   $ 2,239,775   $ 1,993,574    $12,943,680   $  (446,639)   $   249,068   $16,979,458
Comprehensive Income:
   Net Income .................                                                1,656,928                                  1,656,928
   Other Comprehensive Income,
     Net of Tax ...............                                                                                 7,505         7,505
     Total Comprehensive Income                                                                                           1,664,433
   Cash Dividends  Declared ...                                                 (340,300)                                  (340,300)
Treasury Stock Purchases ......       (21,043)                                              (1,232,061)                  (1,232,061)
Balance at 6/30/98 ............       845,493   $ 2,239,775   $ 1,993,574    $14,260,308   $(1,678,700)   $   256,573   $17,071,530
                                    ================================================================================================


Balance at 1/1/99 .............       822,765   $ 2,239,775   $ 1,993,574    $15,770,822   $(2,841,437)   $   249,455   $17,412,189
Comprehensive Income:
   Net Income .................                                                1,986,046                                  1,986,046
   Other Comprehensive Income,
     Net of Tax ...............                                                                              (844,545)     (844,545)
     Total Comprehensive Income                                                                                           1,141,501
   Cash Dividends  Declared ...                                                  (354,604)                                 (354,604)
Treasury Stock Purchases ......       (15,234)                                                 (866,227)                   (866,227)
Balance at 6/30/99 ............       807,531   $ 2,239,775    $ 1,993,574    $17,402,264   $(3,707,664)  $  (595,090)   $17,332,859
                                    ================================================================================================



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                    For Three Months Ended June 30,
                                                                                                         1999               1998
------------------------------------------------------------------------------------------------------------------------------------

Net Income ...............................................................................         $   952,937          $   818,475
                                                                                                   -----------          -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain Arising During the Period ...................................          (1,146,426)             (14,333)
     Less:  Reclassification Adjustment for Gains Included in Net Income .................                   0                    0
                                                                                                   -----------          -----------
                                                                                                    (1,146,426)             (14,333)
     Income Tax Related to Other Comprehensive Income ....................................            (481,499)              (6,020)
     Other Comprehensive Income, Net of Tax ..............................................            (664,927)              (8,313)
                                                                                                    ----------          -----------
        Total Comprehensive Income .......................................................         $   288,010          $   810,162
                                                                                                   ===========          ===========


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                      For Six Months Ended June 30,
                                                                                                        1999                 1998
------------------------------------------------------------------------------------------------------------------------------------

Net Income ................................................................................         $ 1,986,046          $ 1,656,928
                                                                                                    -----------          -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain Arising During the Period ....................................          (1,456,112)              12,940
     Less:  Reclassification Adjustment for Gains Included in Net Income ..................                   0                    0
                                                                                                    -----------          -----------
                                                                                                     (1,456,112)              12,940
     Income Tax Related to Other Comprehensive Income .....................................            (611,567)               5,435
     Other Comprehensive Income, Net of Tax ...............................................            (844,545)               7,505
                                                                                                    -----------          -----------
        Total Comprehensive Income ........................................................         $ 1,141,501          $ 1,664,433
                                                                                                    ===========          ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                For Three Months Ended
                                                                                          June 30, 1999              June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .........................................................................           $    952,937            $    818,475
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned .................................                      0                  40,998
     Depreciation on Premises and Equipment ........................................                129,866                  92,028
     Provision for Possible Loan Losses ............................................                 90,000                 143,200
     Amortization of Transition Obligation .........................................                 38,169                  26,025
     Gain on the Sale of Other Real Estate Owned ...................................                      0                       0
     Increase(Decrease)in Interest Payable .........................................                 42,455                  (4,522)
     Increase(Decrease)in Miscellaneous Payables and
        Accrued Expenses ...........................................................                (69,626)                143,717
     (Increase)Decrease in Fees and Commissions
        Receivable .................................................................                      0                  (7,200)
     (Increase)Decrease in Interest Receivable .....................................                 (1,890)                101,926
     (Increase)Decrease in Prepaid Expenses ........................................               (149,245)                (56,822)
     (Increase)Decrease in Miscellaneous Receivables ...............................                (69,858)                (44,208)
     (Increase)Decrease in Income Taxes Receivable .................................               (511,201)               (448,242)
     Increase(Decrease) in Deferred Taxes ..........................................                (54,891)               (115,736)
     Decrease in Accumulated Post Retirement Benefit
        Obligation .................................................................                (11,418)                (13,418)
     Amortization of Investment Security Premiums and
        Accretion of Discounts .....................................................                 78,054                  29,807
                                                                                               ------------            ------------
     Cash Provided by Operating Activities .........................................                463,352                 706,028
                                                                                               ------------            ------------
Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ............................................................                364,454                 706,176
       Available for Sale ..........................................................              2,409,088               4,970,385
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ............................................................              1,138,758               1,266,624
       Available for Sale ..........................................................                870,908               5,015,875
     Purchases of Mortgage-Backed Securities:
       Available for Sale ..........................................................                      0                       0
     Purchases of Other Investment Securities:
       Held to Maturity ............................................................               (723,862)               (198,131)
       Available for Sale ..........................................................             (2,200,400)             (5,478,457)
     Net (Increase)Decrease in Federal Funds Sold ..................................            (17,000,000)             (7,900,000)
     Net (Increase)Decrease in Loans ...............................................            (13,427,900)             (6,188,540)
     Purchases of Premises and Equipment ...........................................               (139,534)               (433,149)
     Proceeds from Sale of Other Real Estate Owned .................................                      0                       0
     Purchase of Treasury Stock ....................................................               (359,479)               (666,503)
                                                                                              -------------            ------------
     Cash Provided(Used) by Investing Activities ...................................            (29,067,967)             (8,905,720)

Cash Flows from Financing Activities
     Net (Decrease)Increase in Demand Deposits, Now
     Accounts and Savings Accounts .................................................              6,231,455               2,158,035
     Net Increase(Decrease) in Time Accounts .......................................              8,963,291               2,076,654
     Cash Dividends Paid ...........................................................               (178,990)               (171,201)
     Net  Increase(Decrease)in Borrowed Funds ......................................             14,597,835               4,905,816
                                                                                              -------------            ------------
     Cash Provided(Used)by Financing Activities ....................................             29,613,591               8,969,304

     Net Increase(Decrease)in Cash and Due from Banks ..............................              1,008,976                 769,612
     Cash and Due from Banks, Beginning of Period ..................................              7,822,945               7,959,750
                                                                                              -------------            ------------
     Cash and Due from Banks, End of Period ........................................           $  8,831,921            $  8,729,362
                                                                                               ============            ============
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
      Interest .....................................................................                168,005            $    122,832
      Income Taxes .................................................................              1,100,700            $  1,027,000

Non-Cash Investing Activities
     Loans Transferred to Other Real Estate Owned ..................................           $          0            $          0

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                   For Six Months Ended
                                                                                             June 30, 1999            June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .........................................................................           $  1,986,046            $  1,656,928
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned .................................                      0                  82,998
     Depreciation on Premises and Equipment ........................................                254,122                 177,541
     Provision for Possible Loan Losses ............................................                180,000                 253,200
     Amortization of Transition Obligation .........................................                 52,050                  52,052
     Gain on the Sale of Other Real Estate Owned ...................................                (29,281)                      0
     Increase(Decrease)in Interest Payable .........................................                 40,464                  (7,226)
     Increase(Decrease)in Miscellaneous Payables and
        Accrued Expenses ...........................................................               (259,746)                (86,886)
     (Increase)Decrease in Fees and Commissions
        Receivable .................................................................                 (4,800)                (12,000)
     (Increase)Decrease in Interest Receivable .....................................               (269,496)                 12,874
     (Increase)Decrease in Prepaid Expenses ........................................               (129,498)                (35,039)
     (Increase)Decrease in Miscellaneous Receivables ...............................                 47,985                 (57,345)
     (Increase)Decrease in Income Taxes Receivable .................................                (28,836)                151,408
     Increase(Decrease) in Deferred Taxes ..........................................                (99,089)               (196,116)
     Decrease in Accumulated Post Retirement Benefit
        Obligation .................................................................                (22,836)                (27,241)
     Amortization of Investment Security Premiums and
        Accretion of Discounts .....................................................                124,796                 127,314
                                                                                               ------------            ------------
     Cash Provided by Operating Activities .........................................              1,841,881               2,092,462

Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ............................................................              1,041,788               1,197,830
       Available for Sale ..........................................................              4,844,033               8,556,819
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ............................................................              1,248,604               1,375,338
       Available for Sale ..........................................................              1,009,375               8,015,875
     Purchases of Mortgage-Backed Securities:
       Available for Sale ..........................................................            (10,215,625)                      0
     Purchases of Other Investment Securities:
       Held to Maturity ............................................................               (723,810)               (313,441)
       Available for Sale ..........................................................             (4,200,400)            (11,480,787)
     Net (Increase)Decrease in Federal Funds Sold ..................................             (4,800,000)            (12,800,000)
     Net (Increase)Decrease in Loans ...............................................            (25,647,636)             (6,207,449)
     Purchases of Premises and Equipment ...........................................               (184,935)               (736,019)
     Proceeds from Sale of Other Real Estate Owned .................................                246,423                       0
     Purchase of Treasury Stock ....................................................               (866,228)             (1,232,061)
                                                                                                -----------            ------------
     Cash Provided(Used) by Investing Activities ...................................            (38,248,461)            (13,623,895)

Cash Flows from Financing Activities
     Net (Decrease)Increase in Demand Deposits, Now
     Accounts and Savings Accounts .................................................              9,173,940               4,518,846
     Net Increase(Decrease) in Time Accounts .......................................              7,457,681               3,649,964
     Cash Dividends Paid ...........................................................               (342,840)               (322,845)
     Net  Increase(Decrease)in Borrowed Funds ......................................             21,825,355               4,747,460
                                                                                               ------------            ------------
     Cash Provided(Used)by Financing Activities ....................................             38,114,136              12,593,425

     Net Increase(Decrease)in Cash and Due from Banks ..............................              1,707,556               1,061,992
     Cash and Due from Banks, Beginning of Period ..................................              7,124,365               7,667,371
                                                                                               ------------            ------------
     Cash and Due from Banks, End of Period ........................................           $  8,831,921            $  8,729,363
                                                                                               ============            ============
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
      Interest .....................................................................           $    300,492            $    258,805
      Income Taxes .................................................................           $  1,249,290            $  1,027,000

Non-Cash Investing Activities
     Loans Transferred to Other Real Estate Owned ..................................           $          0            $          0


Management's Discussion and Analysis of Financial Condition and Results of Operations

Smithtown Bancorp, a one-bank holding company acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual report 10KSB for the period ended December 31, 1998.

The Balance Sheet remained very strong for the first half of 1999, ending with total assets at $244,159,795, a substantial increase of 18.62% from $205,825,657 on December 31, 1998. The loan portfolio was primarily responsible for this major source of growth as demand for residential mortgages continued and the bank's home equity product was launched. Total loans increased by 21.77%, or approximately $25,500,000, since year end. The Investment Portfolio rose 8.59% with ending balances at $68,459,547 on June 30, 1999, compared to $63,044,370, on December 31, 1998. This increase was due primarily to the first quarter purchase of a GNMA ARM for $10,000,000, along with second quarter purchases of Federal Home Loan Bank stock and municipal bonds. Federal Funds Sold reached $17,300,000 on June 30, 1999, as compared to $12,500,000 on December 31, 1998.
This increase was the result of additional borrowings transacted in May 1999. These funds are earmarked for future loan originations and possible Y2K cash out flow in the fourth quarter. Other Real Estate Owned declined from $1,072,495 to $855,354, as a result of the sale of one residential property. The liability side of the Balance Sheet also changed considerably from December 31, 1998. Total deposits rose 9.05%, over $16,000,000, for the first six months of this year. Total deposits reached $200,507,083 on June 30, 1999, as compared to $183,875,462 on December 31, 1999. This growth was attributable to substantial increases to both Money Market ($10,000,000) and jumbo Certificates of Deposit Accounts ($7,000,000). These two products were particularly attractive to our customers because of their competitive rate structures. Other Borrowed Funds reached $25,000,000 on June 30, 1999, as compared to $3,174,645 on December 31, 1998, an increase of 687.49%. The majority of these borrowings were Advances (short and long term) from the Federal Home Loan Bank, totaling $18,000,000. The remaining $7,000,000 in borrowings were Demand Notes Issued to the U.S. Treasury accounts. These funds are considered relatively short term as withdrawal dates usually occur within a two week period. This increase to Other Borrowed Funds will be used to fund future loan demand and to a lesser extent, to fund the potential out flow of cash resulting from customer cash demands.


Capital remains strong at the Bank with ratios well in excess of regulatory guidelines as detailed below.



                           June 30, 1999      December 31, 1998       Required

Tier I                         11.35%                12.09%              4.00%


Tier II                         1.25%                 1.25%                  *

Total Risk Based
Capital Ratio                  12.60%                14.14%              8.00%

Leverage Ratio                  7.99%                 8.47%              4.00%


* Tier II Capital is limited to 100% of Tier I Capital

Net income for the six month period ended June 30, 1999, was $1,986,046, compared to $1,656,928, for the same period one year ago, representing a 19.86% increase. This substantial increase was the result of additional interest income, and loan fees generated from new loan originations, service charge fees collected on an increased deposit base, and a reduction in the cost of funds. Total interest income rose 7.96% over last year, due predominately to the growth in the residential and commercial loan portfolio. Real Estate loan interest income was $3,387,890 on June 30, 1999, compared to $2,603,429, for the same period in 1998, a 30.13% increase. The launching of our Home Equity product also provided an additional boost to earnings, with interest totaling approximately $64,000 for the first two quarters of 1999. The yield on the investment portfolio dropped slightly from 5.93% on June 30, 1998 to 5.86% on June 30, 1999. Average balances in the investment portfolio decreased by approximately $4,000,000 from last year due primarily to scheduled maturities and prepayments of Mortgage-backed security principal payments. Interest on Federal Funds Sold decreased as a result of reduced average balances. Interest expense on deposit accounts was 3.18% lower at $2,144,221 on June 30, 1999, compared to $2,214,712 on June 30, 1998. While deposits grew significantly, the current competitive rate environment continued to drive interest costs on regular interest-bearing deposits to a lower level than that paid for this same period last year.

Non-interest income increased by 8.28%, approximately $114,000 over last years total, due largely to the significant growth in the loan portfolio. The sale of one OREO property during the first half of 1999, resulted in a net gain of $29,281. Other revenue generating services, such as ATM services and official check sales continued to increase significantly over last year by approximately $15,000. Trust income decreased by approximately $28,000 during the first half of 1999, and safe deposit income decreased by $4,000 due to a larger number of vacant boxes.

Other Operating Expenses rose by 10.38% over last year. This is due to the combination of salaries and benefit increases of 10.69%, resulting from annual increases, incentive compensation, and additional staffing in the loan department, as well as an increase in the bank's contribution to the 401K Plan. Furniture and fixture expense increased by 39.19%, over the two comparable periods, resulting from the purchase of a new main frame computer and on-line teller system.

Evidence of the Bank's continued strength of operations is evident from its ROAA, ROAE, and earnings per share ratios as detailed below.

                                     June 1999           December 1998

ROAA                                     1.82                    1.73

ROAE                                    22.77                   20.45

Earnings/Share                           2.44                    4.15

The Bank continues its Y2K efforts with all FFIEC time frames successfully completed. Business resumption and cash contingency plans have been written and are currently being tested in the unlikely event of any disruption. All compliant mission critical systems have been implemented.

Results of operations for the six months ended June 30, 1999, continues to be very positive and increasingly profitable for the Bank. As we continue through 1999, management fully anticipates these results to continue for another record high income year.


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 1999
                                                                                                    TOTAL
                                                         3 MONTHS         3 -6        6 - 12       SENSITIVE
                                         REVOLVING       OR LESS         MONTHS       MONTHS       WITHIN I YR
--------------------------------------------------------------------------------------------------------------

ASSETS:

   INVESTMENTS ....................   $  4,450,503   $  8,775,382   $  9,581,035   $ 13,837,057   $ 36,643,977
   FEDERAL FUNDS SOLD .............     17,300,000              0              0              0     17,300,000
   LOANS:
       INSTALLMENT ................        297,570        619,280      1,575,464      5,011,863      7,504,177
       REAL ESTATE AND COMMERCIAL .     30,849,776      1,837,423        470,250      2,426,066     35,583,515
   CASH AND DUE FROM BANKS ........        188,602              0              0              0        188,602
   FIXED ASSETS ...................              0              0              0              0              0
   OTHER ASSETS ...................              0              0              0              0              0
   RESERVE FOR POSSIBLE LOAN LOSSES              0              0              0              0              0
   NON-ACCRUALS ...................              0              0              0              0              0
   UNEARNED DISCOUNT ..............              0              0              0              0              0
                                      ------------   ------------   ------------   ------------   ------------
TOTAL .............................   $ 53,086,451   $ 11,232,085   $ 11,626,749  $  21,274,986  $  97,220,271
                                      ------------   ------------   ------------   ------------   ------------
SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
JUNE 30, 1999
                                          1-3             3-5           5+
                                          YEARS          YEARS         YEARS           OTHER         TOTAL
---------------------------------------------------------------------------------------------------------------
ASSETS:

  INVESTMENTS ....................    $  3,303,026  $   7,487,022   $ 19,968,322   $  1,057,200   $  68,459,547
  FEDERAL FUNDS SOLD .............               0              0              0              0      17,300,000
  LOANS:
  INSTALLMENT ................           2,983,839      4,201,069      3,393,151              0      18,082,236
  REAL ESTATE AND COMMERCIAL .           1,032,223     15,965,104     70,691,880        497,679     123,770,401
  CASH AND DUE FROM BANKS ........               0              0              0      8,643,319       8,831,921
  FIXED ASSETS ...................               0              0              0      3,190,102       3,190,102
  OTHER ASSETS ...................               0              0              0      5,455,679       5,455,679
  RESERVE FOR POSSIBLE LOAN LOSSES               0              0              0     (2,246,890)     (2,246,890)
  NON-ACCRUALS ...................               0              0              0      1,905,739       1,905,739
  UNEARNED DISCOUNT ..............               0              0              0       (588,940)       (588,940)
                                      ------------   ------------   ------------   ------------    ------------
  TOTAL ............................. $  7,319,088   $ 27,653,195   $ 94,053,353   $ 17,913,888   $ 244,159,795
                                      ------------   ------------   ------------   ------------    ------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 1999

                                                                                                 TOTAL
                                                       3 MONTHS       3 -6        6 - 12       SENSITIVE
                                         REVOLVING     OR LESS       MONTHS       MONTHS       WITHIN I YR
----------------------------------------------------------------------------------------------------------
LIABILITIES:
   SAVINGS .......................... $          0  $ 1,871,534 $  1,871,534 $  3,743,068 $  7,486,136
   MONEY MARKETS ....................            0    6,631,932    6,631,932   13,263,864   26,527,728
   NOW ..............................            0      734,954      734,954    1,469,909    2,939,817
   TIME=/>100,000....................            0    8,301,901    3,672,557    2,951,274   14,925,732
   TIME<100,000......................       90,492    6,135,950    3,674,312   10,241,790   20,142,544
   DEMAND ...........................            0    1,290,127    1,290,127    2,580,255    5,160,509
   REPURCHASE AGREEMENTS ............            0            0            0            0            0
   OTHER BORROWED MONEY .............            0    7,000,000    3,000,000   10,000,000   20,000,000
   OTHER LIABILITIES ................            0            0            0            0            0
   STOCKHOLDERS' EQUITY .............            0            0            0            0            0
                                        ----------   ----------   ----------   ----------   ----------
TOTAL ............................... $     90,492  $31,966,398 $ 20,875,416 $ 44,250,160 $ 97,182,466
                                        ----------   ----------   ----------   ----------   ----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
JUNE 30, 1999
                                          1-3           3-5              5+
                                          YEARS        YEARS            YEARS       OTHER      TOTAL
------------------------------------------------------------------------------------------------------


LIABILITIES:

SAVINGS ..........................    $ 14,972,274  $14,972,274 $          0 $          0 $ 37,430,684
MONEY MARKETS ....................      26,527,727            0            0            0   53,055,455
NOW ..............................       5,879,635    5,879,636            0            0   14,699,088
TIME=/>100,000....................       1,901,002    1,107,562            0            0   17,934,296
TIME<100,000......................       3,913,978    1,725,942            0            0   25,782,464
DEMAND ...........................      10,321,019   10,321,019            0   25,802,549   51,605,096
REPURCHASE AGREEMENTS ............               0            0            0            0            0
OTHER BORROWED MONEY .............               0    5,000,000            0            0   25,000,000
OTHER LIABILITIES ................               0            0            0    1,319,853    1,319,853
STOCKHOLDERS' EQUITY .............               0            0            0   17,332,859   17,332,859
                                       -----------  -----------   ----------  -----------  -----------
TOTAL ............................    $ 63,515,635  $39,006,433 $          0 $ 44,455,261 $244,159,795
                                       -----------  -----------  -----------  -----------  -----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 1999

                                                                                               TOTAL
                                                       3 MONTHS       3 -6        6 - 12     SENSITIVE
                                         REVOLVING     OR LESS       MONTHS       MONTHS     WITHIN I YR
----------------------------------------------------------------------------------------------------------


INTEREST SENSITIVITY GAP
PER PERIOD                              52,995,959  (20,734,313)  (9,248,667) (22,975,174)      37,805
GAP/TOTAL ASSETS                            21.71%        -8.49%       -3.79%       -9.41%       0.02%
CUMULATIVE INTEREST
SENSITIVITY GAP                         52,995,959    32,261,646   23,012,979       37,805      37,805
% OF CUMULATIVE GAP
TO TOTAL ASSETS                             21.71%        13.21%        9.43%        0.02%       0.02%



SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
JUNE 30, 1999
                                          1-3            3-5            5+
                                          YEARS         YEARS          YEARS      OTHER      TOTAL
------------------------------------------------------------------------------------------------------

INTEREST SENSITIVITY GAP
PER PERIOD                            (56,196,547)   (11,353,238)   94,053,353  (26,541,373)
GAP/TOTAL ASSETS                           -23.02%         -4.65%       38.52%
CUMULATIVE INTEREST
SENSITIVITY GAP                       (56,158,742)   (67,511,980)   26,541,373
% OF CUMULATIVE GAP
TO TOTAL ASSETS                            -23.00%        -27.65%       10.87%


ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF JUNE   30, 1999
  2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD


Notes to Consolidated Financial Statements


Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1999, and its results of operations for the six months and three months ended June 30, 1999 and 1998 and its cash flows for the six months and three months ended June 30, 1999 and 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

      Fair Value:
      June 30, 1999                $68,521,764
      December 31, 1998            $63,295,773

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                               SMITHTOWN BANCORP



August 13, 1999
                                                /s/ Bradley E. Rock
                                                ---------------------------
                                                Bradley E. Rock, President



August 13, 1999
                                                /s/ Anita M. Florek
                                                ---------------------------
                                                Anita Florek, Treasurer