Form 10-Q
period 1999-09-30
SMITHTOWN BANCORP INC
filed 1999-11-12
CIK 747345

Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended September 30, 1999

                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 806,903 Shares of Common stock ($2.50 Par Value) Outstanding as of September 30, 1999.

                                   SMITHTOWN BANCORP

                                         INDEX


Part I - FINANCIAL INFORMATION                                        PAGES
                                                                     ------
Item 1.    Financial Statements

           Consolidated Balance Sheets
                September 30, 1999 and December 31, 1998                   4

           Consolidated Statements of Income
                Three months ended September 30, 1999 and 1998             5

           Consolidated Statements of Income
                Nine months ended September  30, 1999 and 1998             6

           Consolidated Statements of Changes in Stockholders' Equity
                Three months ended September 30, 1999 and 1998             7

           Consolidated Statements of Changes in Stockholders' Equity
                Nine months ended September  30, 1999 and 1998             8

           Consolidated Statements of Comprehensive Income
                Three months ended September 30, 1999 and 1998             9

           Consolidated Statements of Comprehensive Income
                Nine months ended September  30, 1999 and 1998             9

           Consolidated Statements of Cash Flows
                Three months ended September 30, 1999 and 1998            10

           Consolidated Statements of Cash Flows
                Nine months ended September 30, 1999 and 1998             11

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                12 - 16

Item 3.    Notes to Consolidated Financial Statements                     17


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities - None

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (A) Exhibits - None


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                 As of                   As of
                                                                                        September 30, 1999       December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks ..............................................................         $  11,671,338          $   7,124,365
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ....................................................             2,977,918              4,582,024
     Obligations of State and Political Subdivisions .................................             5,374,321              6,292,248
                                                                                                -------------          -------------
       Total (Estimated Fair Value $8,400,992 at 9/30/99 and $11,125,675 .............             8,352,239             10,874,272
               at 12/31/98)                                                                     -------------          -------------
   Investment Securities Available for Sale
     Obligations of U.S. Government ..................................................             6,042,465              6,151,890
     Obligations of U.S. Government Agencies .........................................            19,199,683             14,213,318
     Mortgage - Backed Securities ....................................................            24,654,599             19,129,406
     Oligations of State and Political Subdivisions ..................................            11,233,074             11,818,684
     Other Securities ................................................................             1,642,200                856,800
                                                                                               -------------          -------------
       Total (At Estimated Fair Value) ...............................................            62,772,021             52,170,098
                                                                                               -------------          -------------
     Total Investment Securities .....................................................            71,124,260             63,044,370
         (Estimated Fair Value $71,173,011 at  9/30/99 and                                     -------------          -------------
                $63,295,773 at 12/31/98)
Federal Funds Sold ...................................................................             4,400,000             12,500,000
Loans ................................................................................           161,975,389            118,101,158
     Less: Unearned Discount .........................................................              (569,264)              (525,877)
           Reserve for Possible Loan Losses ..........................................            (2,237,827)            (2,120,371)
                                                                                               -------------          -------------
Loans, Net ...........................................................................           159,168,298            115,454,910
                                                                                               -------------          -------------
Bank Premises and Equipment ..........................................................             3,132,603              3,259,290
Other Assets
     Other Real Estate Owned .........................................................               855,354              1,072,495
     Other ...........................................................................             4,632,687              3,370,227
                                                                                               -------------          -------------
Total Assets .........................................................................         $ 254,984,540          $ 205,825,657
                                                                                               =============          =============
Liabilities
Deposits:
     Demand ..........................................................................         $  54,940,843          $  49,752,008
     Money Market ....................................................................            52,929,927             42,807,109
     NOW .............................................................................            15,092,251             15,790,178
     Savings .........................................................................            38,273,864             39,267,087
     Certificates of Deposit $100,000 and Over .......................................            16,178,094             10,666,898
     Other Time Deposits .............................................................            28,515,518             25,592,182
                                                                                                 -----------          -------------
       Total .........................................................................           205,930,497            183,875,462
Dividend Payable .....................................................................               177,519                165,893
Demand Notes Issued to the U.S. Treasury .............................................             1,318,309                174,645
Other Borrowed Funds .................................................................            28,000,000              3,000,000
Other Liabilities ....................................................................             1,367,186              1,197,468
                                                                                                ------------          -------------
     Total ...........................................................................           236,793,511            188,413,468
                                                                                                ------------          -------------
Stockholders' Equity
Common Stock - $2.50 Par Value,  3,000,000 Shares ....................................             2,239,775              2,239,775
     Authorized; 895,910 Shares Issued
Accumulated Other Comprehensive Income ...............................................              (703,507)               249,455
Surplus ..............................................................................             1,993,574              1,993,574
Retained Earnings ....................................................................            18,406,217             15,770,822
                                                                                               -------------          -------------
     Total ...........................................................................            21,936,059             20,253,626
     Less: Treasury Stock (89,007 and 73,145 shares at cost) .........................            (3,745,030)            (2,841,437)
                                                                                               -------------          -------------
     Total ...........................................................................            18,191,029             17,412,189
                                                                                               -------------          -------------
Total Liabilities and Capital ........................................................         $ 254,984,540          $ 205,825,657
                                                                                               =============          =============


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                    For Three Months Ended
                                                                                          September 30, 1999      September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans .........................................................              $3,289,269             $2,604,258
Interest and Dividends on:
     Obligations of U.S. Government ................................................                  90,648                 96,303
     Obligations of U.S. Government Agencies .......................................                 303,743                178,181
     Mortgage - Backed Securities ..................................................                 412,961                459,762
     Obligations of State & Political Subdivisions .................................                 200,419                179,277
     Other Securities ..............................................................                  24,681                 13,903
Interest on Federal Funds Sold .....................................................                 159,223                200,938
Interest on Balances Due From Depository Institutions ..............................                  39,680                  1,305
                                                                                                  ----------             ----------
     Total Interest Income .........................................................               4,520,624              3,733,927
                                                                                                  ----------             ----------

Interest Expense
Money Market Accounts ..............................................................                 404,473                362,725
Savings ............................................................................                 139,127                199,225
Time  Deposits $100,000 and Over ...................................................                 192,286                158,713
Other Time Deposits ................................................................                 329,265                320,759
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase ...........................................                       -                      -
Interest on Demand Notes Issued by U. S. Treasury ..................................                  24,343                 61,705
Interest on Other Borrowed Money ...................................................                 309,204                 42,627
                                                                                                  ----------             ----------
     Total Interest Expense ........................................................               1,398,698              1,145,754
                                                                                                  ----------             ----------
Net Interest Income ................................................................               3,121,926              2,588,173
Provision for Possible Loan Losses .................................................                  90,000                 83,400
                                                                                                  ----------             ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................               3,031,926              2,504,773
                                                                                                  ----------             ----------

Other Non - Interest Income
Trust Department Income ............................................................                 157,669                 78,037
Service Charges on Deposit Accounts ................................................                 390,146                367,665
Other Income .......................................................................                 319,682                253,513
Net Securities Transactions ........................................................                     472                 40,676
                                                                                                  ----------             ----------
     Total Other Non - Interest Income .............................................                 867,969                739,891
                                                                                                  ----------             ----------

Other Operating Expenses
Salaries ...........................................................................                 930,401                863,266
Pension and Other Employee Benefits ................................................                 185,828                137,885
Net Occupancy Expense of Bank Premises .............................................                 219,080                212,090
Furniture and Equipment Expense ....................................................                 210,519                174,611
Miscellaneous Operating Expense ....................................................                 472,128                359,889
                                                                                                  ----------             ----------
     Total Other Operating Expense .................................................               2,017,956              1,747,741
                                                                                                  ----------             ----------
Income Before Income Taxes .........................................................               1,881,939              1,496,923
Provision for Income Taxes .........................................................                 700,357                550,107
                                                                                                  ----------             ----------
     Net Income ....................................................................              $1,181,582             $  946,816
                                                                                                  ==========             ==========
Earnings Per Share
Net Income .........................................................................              $     1.46             $     1.13
Cash Dividends Paid ................................................................              $     0.22             $     0.20
Weighted Average Shares Outstanding ................................................                 806,951                837,207


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                  For Nine Months Ended
                                                                                         September 30, 1999      September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans .......................................................              $ 8,991,975             $ 7,419,107
Interest and Dividends on:
     Obligations of U.S. Government ..............................................                  271,754                 323,143
     Obligations of U.S. Government Agencies .....................................                  844,480                 702,276
     Mortgage - Backed Securities ................................................                1,262,940               1,592,065
     Obligations of State & Political Subdivisions ...............................                  626,078                 442,238
     Other Securities ............................................................                   55,488                  43,416
Interest on Federal Funds Sold ...................................................                  293,336                 491,829
Interest on Balances Due From Depository Institutions ............................                   41,649                   7,006
                                                                                                -----------             -----------
     Total Interest Income .......................................................               12,387,700              11,021,080
                                                                                                -----------             -----------

Interest Expense
Money Market Accounts ............................................................                1,108,728               1,041,831
Savings ..........................................................................                  413,797                 605,735
Time  Deposits $100,000 and Over .................................................                  483,256                 397,347
Other Time Deposits ..............................................................                  903,099                 952,416
Interest on Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase .........................................                        -                  72,826
Interest on Demand Notes Issued by U. S. Treasury ................................                   93,138                 163,821
Interest on Other Borrowed Money .................................................                  540,901                 126,490
                                                                                                -----------              ----------
     Total Interest Expense ......................................................                3,542,919               3,360,466
                                                                                                -----------              ----------
Net Interest Income ..............................................................                8,844,781               7,660,614
Provision for Possible Loan Losses ...............................................                  270,000                 336,600
                                                                                                -----------              ----------
Net Interest Income After Provision for Possible
  Loan Losses ....................................................................                8,574,781               7,324,014
                                                                                                -----------             -----------
Other Non - Interest Income
Trust Department Income ..........................................................                  334,557                 282,725
Service Charges on Deposit Accounts ..............................................                1,127,554               1,095,759
Other Income .....................................................................                  900,446                 701,502
Net Securities Transactions ......................................................                      472                  40,676
                                                                                                -----------             -----------
     Total Other Non - Interest Income ...........................................                2,363,029               2,120,662
                                                                                                -----------             -----------
Other Operating Expenses
Salaries .........................................................................                2,681,843               2,431,959
Pension and Other Employee Benefits ..............................................                  580,809                 508,299
Net Occupancy Expense of Bank Premises ...........................................                  644,582                 621,607
Furniture and Equipment Expense ..................................................                  599,594                 454,141
Miscellaneous Operating Expense ..................................................                1,441,633               1,292,527
                                                                                                -----------             -----------
     Total Other Operating Expense ...............................................                5,948,461               5,308,533
                                                                                                -----------             -----------
Income Before Income Taxes .......................................................                4,989,349               4,136,143
Provision for Income Taxes .......................................................                1,821,722               1,532,399
                                                                                                -----------             -----------
     Net Income ..................................................................              $ 3,167,627             $ 2,603,744
                                                                                                ===========             ===========
Earnings Per Share
Net Income .......................................................................              $      3.90             $      3.06
Cash Dividends Paid ..............................................................              $     0.640             $     0.575
Weighted Average Shares Outstanding ..............................................                  811,366                 849,995


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                            Cost of     Accumulated
                                          Common Stock                                      Common         Other           Total
                                       Shares                     Capital      Retained     Stock in    Comprehensive  Stockholders'
                                     Outstanding   Amount         Surplus      Earnings     Treasury    Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at 6/30/98 ............       843,493   $ 2,239,775   $ 1,993,574   $14,260,308   $(1,678,700)  $  256,573     $17,071,530
Comprehensive Income:
   Net Income .................                                                 946,816                                    946,816
   Other Comprehensive Income,
     Net of Tax ...............                                                                             90,699          90,699
     Total Comprehensive Income                                                                                          1,037,515
   Cash Dividends  Declared ...                                                (167,774)                                  (167,774)
Treasury Stock Purchases ......       (11,686)                                               (658,943)                    (658,943)
                                      ----------------------------------------------------------------------------------------------
Balance at 9/30/98 ............       831,807   $ 2,239,775   $ 1,993,574   $15,039,350   $(2,337,643)  $  347,272     $17,282,328
                                      ==============================================================================================



Balance at 6/30/99 ............       807,531   $ 2,239,775   $ 1,993,574   $17,402,154   $(3,707,664)  $  (595,090)   $17,332,749
Comprehensive Income:
   Net Income .................                                               1,181,582                                  1,181,582
   Other Comprehensive Income,
     Net of Tax ...............                                                                            (108,417)      (108,417)
     Total Comprehensive Income                                                                                          1,073,165
   Cash Dividends  Declared ...                                                (177,519)                                  (177,519)
Treasury Stock Purchases ......          (628)                                                (37,366)                     (37,366)
                                     -----------------------------------------------------------------------------------------------
Balance at 9/30/99 ............       806,903    $ 2,239,775  $ 1,993,574   $18,406,217   $(3,745,030)  $  (703,507)   $18,191,029
                                     ===============================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                            Cost of     Accumulated
                                         Common Stock                                       Common         Other           Total
                                      Shares                       Capital     Retained     Stock in    Comprehensive  Stockholders'
                                    Outstanding    Amount         Surplus      Earnings     Treasury    Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------


Balance at 1/1/98 ..............      866,536    $ 2,239,775    $ 1,993,574  $12,943,680   $  (446,639)   $ 249,068     $16,979,458
Comprehensive Income:
   Net Income ..................                                               2,603,744                                  2,603,744
   Other Comprehensive Income,
     Net of Tax ................                                                                            98,204           98,204
     Total Comprehensive Income                                                                                           2,701,948
   Cash Dividends  Declared ....                                                (508,074)                                  (508,074)
Treasury Stock Purchases .......      (34,729)                                              (1,891,004)                  (1,891,004)
                                     -----------------------------------------------------------------------------------------------
Balance at 9/30/98 .............      831,807   $ 2,239,775    $ 1,993,574   $15,039,350   $(2,337,643)   $ 347,272     $17,282,328
                                     ===============================================================================================



Balance at 1/1/99 ..............      822,765   $ 2,239,775    $ 1,993,574    $15,770,822  $(2,841,437)   $ 249,455     $17,412,189
Comprehensive Income:
   Net Income ..................                                                3,167,627                                 3,167,627
   Other Comprehensive Income,
     Net of Tax ................                                                                           (952,962)       (952,962)
     Total Comprehensive Income                                                                                           2,214,665
   Cash Dividends  Declared ....                                                 (532,232)                                 (532,232)
Treasury Stock Purchases .......      (15,862)                                                (903,593)                    (903,593)
                                     -----------------------------------------------------------------------------------------------
Balance at 9/30/99 .............      806,903   $ 2,239,775    $ 1,993,574    $18,406,217  $(3,745,030)   $(703,507)    $18,191,029
                                     ===============================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                              For Three Months Ended September 30,
                                                                                                        1999                 1998
------------------------------------------------------------------------------------------------------------------------------------

Net Income .................................................................................         $ 1,181,582         $  946,816
                                                                                                     -----------         ----------
Other Comprehensive Income, (Loss) Before Tax:
     Unrealized Holding Gain Arising During the Period .....................................            (186,926)           156,378
     Less:  Reclassification Adjustment for Gains Included in Net Income ...................                  --                 --
                                                                                                     -----------         ----------
                                                                                                        (186,926)           156,378
     Income Tax Related to Other Comprehensive Income ......................................             (78,509)            65,679
                                                                                                     -----------         ----------
     Other Comprehensive Income, Net of Tax ................................................            (108,417)            90,699
                                                                                                     -----------         ----------
          Total Comprehensive Income .......................................................         $ 1,073,165         $1,037,515
                                                                                                     ===========         ==========


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                               For Nine Months Ended September 30,
                                                                                                        1999                1998
------------------------------------------------------------------------------------------------------------------------------------

Net Income .................................................................................         $ 3,167,627         $2,603,744
                                                                                                     -----------         ----------
Other Comprehensive Income, (Loss) Before Tax:
     Unrealized Holding Gain Arising During the Period .....................................          (1,643,038)           169,317
     Less:  Reclassification Adjustment for Gains Included in Net Income ...................                  --                 --
                                                                                                     -----------         ----------
                                                                                                      (1,643,038)           169,317
     Income Tax Related to Other Comprehensive Income ......................................            (690,076)            71,113
                                                                                                     -----------         ----------
     Other Comprehensive Income, Net of Tax ................................................            (952,962)            98,204
                                                                                                     -----------         ----------
          Total Comprehensive Income .......................................................         $ 2,214,665         $2,701,948
                                                                                                     ===========         ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                             For Three Months Ended September 30 ,
                                                                                                    1999                  1998
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net Income .........................................................................           $  1,181,582            $    946,816
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned .................................                     --                      --
     Depreciation on Premises and Equipment ........................................                128,410                  89,924
     Provision for Possible Loan Losses ............................................                 90,000                  83,400
     Amortization of Transition Obligation .........................................                 38,169                  13,878
     Gain on the Sale of Other Real Estate Owned ...................................                     --                 (65,437)
     Increase in Interest Payable ..................................................                142,179                  46,316
     Increase in Miscellaneous Payables and
        Accrued Expenses ...........................................................                228,940                 197,969
     (Increase)Decrease in Fees and Commissions
        Receivable .................................................................                 61,500                  (7,200)
     (Increase)Decrease in Interest Receivable .....................................               (211,175)                 15,018
     (Increase)Decrease in Prepaid Expenses ........................................                 (4,555)                 10,603
     Increase in Miscellaneous Reveivables .........................................                (72,032)                (54,635)
     (Increase)Decrease in Income Taxes Receivable .................................                106,193                    (378)
     Decrease in Deferred Taxes ....................................................                 (6,836)                 (9,515)
     Decrease in Accumulated Post Retirement Benefit
        Obligation .................................................................                (11,418)                (13,079)
     Amortization of Investment Security Premiums and
        Accretion of Discounts .....................................................                (20,142)                  9,514
     Gain on the Sale of Investment Securities .....................................                   (472)                (40,676)
                                                                                               ------------            ------------
     Cash Provided by Operating Activities .........................................              1,650,343               1,222,518
                                                                                               ------------            ------------
Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ............................................................                485,037                 600,835
       Available for Sale ..........................................................              4,577,596               4,386,931
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ............................................................                     --               1,051,094
       Available for Sale ..........................................................              1,468,339               1,000,000
     Purchases of Mortgage-Backed Securities:
       Available for Sale ..........................................................             (5,276,828)                     --
     Purchases of Other Investment Securities:
       Held to Maturity ............................................................                     --                (102,289)
       Available for Sale ..........................................................             (4,085,000)             (3,077,034)
     Net (Increase)Decrease in Federal Funds Sold ..................................             12,900,000               6,100,000
     Net (Increase)Decrease in Loans ...............................................            (18,335,752)             (3,483,661)
     Purchases of Premises and Equipment ...........................................                (70,909)               (114,830)
     Proceeds from Sale of Other Real Estate Owned .................................                     --               3,197,693
     Purchase of Treasury Stock ....................................................                (37,366)               (658,942)
                                                                                               ------------            ------------
     Cash Provided(Used) by Investing Activities ...................................             (8,374,883)              8,899,797
                                                                                               ------------            ------------
Cash Flows from Financing Activities
     Net (Decrease)Increase in Demand Deposits, NOW
     Accounts and Savings Accounts .................................................              4,446,562                (982,604)
     Net Increase in Time Accounts .................................................                976,852                 556,909
     Cash Dividends Paid ...........................................................               (177,766)               (168,776)
     Net  Increase(Decrease)in Borrowed Funds ......................................              4,318,309              (9,814,823)
                                                                                               ------------            ------------
     Cash Provided(Used)by Financing Activities ....................................              9,563,957             (10,409,294)
                                                                                               ------------            ------------

     Net Increase(Decrease)in Cash and Due from Banks ..............................              2,839,417                (286,979)
     Cash and Due from Banks, Beginning of Period ..................................              8,831,921               8,729,362
                                                                                               ------------            ------------
     Cash and Due from Banks, End of Period ........................................           $ 11,671,338            $  8,442,383
                                                                                               ============            ============
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
      Interest .....................................................................           $    333,546            $    104,332
      Income Taxes .................................................................           $    601,000            $    560,000

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                               For Nine Months Ended September 30
                                                                                                    1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .........................................................................           $  3,167,627            $  2,603,744
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Valuation Reserve for Other Real Estate Owned .................................                     --                  82,998
     Depreciation on Premises and Equipment ........................................                382,532                 267,465
     Provision for Possible Loan Losses ............................................                270,000                 336,600
     Amortization of Transition Obligation .........................................                 90,219                  65,930
     Gain on the Sale of Other Real Estate Owned ...................................                (29,281)                (65,437)
     Increase in Interest Payable ..................................................                182,645                  39,090
     Increase(Decrease)in Miscellaneous Payables and
        Accrued Expenses ...........................................................                (30,806)                111,081
     (Increase)Decrease in Fees and Commissions
        Receivable .................................................................                 56,700                 (19,200)
     (Increase)Decrease in Interest Receivable .....................................               (480,671)                 27,893
     Increase in Prepaid Expenses ..................................................               (134,053)                (24,436)
     Increase in Miscellaneous Reveivables .........................................                (24,047)               (111,980)
     Decrease in Income Taxes Receivable ...........................................                 77,357                 151,030
     Decrease in Deferred Taxes ....................................................               (105,925)               (205,631)
     Decrease in Accumulated Post Retirement Benefit
        Obligation .................................................................                (34,254)                (40,320)
     Amortization of Investment Security Premiums and
        Accretion of Discounts .....................................................                104,654                 136,829
     Gain on the Sale of Investment Securities .....................................                   (472)                (40,676)
                                                                                               ------------            ------------
     Cash Provided by Operating Activities .........................................              3,492,225               3,314,980
                                                                                               ------------            ------------
Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ............................................................              1,526,825               1,798,665
       Available for Sale ..........................................................              9,421,629              12,943,750
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ............................................................              1,248,604               2,426,432
       Available for Sale ..........................................................              2,477,714               9,015,875
     Purchases of Mortgage-Backed Securities:
       Available for Sale ..........................................................            (15,492,452)                     --
     Purchases of Other Investment Securities:
       Held to Maturity ............................................................               (723,862)               (415,730)
       Available for Sale ..........................................................             (8,285,400)            (14,557,822)
     Net (Increase)Decrease in Federal Funds Sold ..................................              8,100,000              (6,700,000)
     Net Increase in Loans .........................................................            (43,983,388)             (9,691,110)
     Purchases of Premises and Equipment ...........................................               (255,844)               (850,849)
     Proceeds from Sale of Other Real Estate Owned .................................                246,423               3,197,693
     Purchase of Treasury Stock ....................................................               (903,594)             (1,891,004)
                                                                                               ------------            ------------
     Cash Used by Investing Activities .............................................            (46,623,345)             (4,724,100)
                                                                                               ------------            ------------
Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW
     Accounts and Savings Accounts .................................................             13,620,502               3,536,242
     Net Increase in Time Accounts .................................................              8,434,533               4,206,873
     Cash Dividends Paid ...........................................................               (520,606)               (491,621)
     Net  Increase(Decrease)in Borrowed Funds ......................................             26,143,664              (5,067,362)
                                                                                               ------------            ------------
     Cash Provided by Financing Activities .........................................             47,678,093               2,184,132
                                                                                               ------------            ------------
     Net Increase in Cash and Due from Banks .......................................              4,546,973                 775,012
     Cash and Due from Banks, Beginning of Period ..................................              7,124,365               7,667,371
                                                                                               ------------            ------------
     Cash and Due from Banks, End of Period ........................................           $ 11,671,338            $  8,442,383
                                                                                               ============            ============
Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Year for:
      Interest .....................................................................           $    634,038            $    363,137
      Income Taxes .................................................................           $  1,850,290            $  1,587,000



Management's Discussion and Analysis of Financial Condition and Results of Operations

Smithtown Bancorp, a one-bank holding company acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual report 10KSB for the period ended December 31, 1998.

The Bank's Balance Sheet remains very strong, with significant growth since December 31, 1998. Total assets at September 30, 1999 and December 31, 1998 were $254,984,540 and $205,825,657 respectively, a 23.88% increase. Loan growth during this same period was $43,713,388 or 37.86%, predominantly in the real estate sector. Residential mortgages accounted for $11,887,683 or 27.19% of this growth. Commercial real estate loans accounted for a majority of the remaining growth. The Allowance for Possible Loan Loss Account remains adequate and represents 1.39% of total loans and 130.02% of non-performing loans. The investment portfolio also increased in volume, but asset allocation remained relatively constant during the nine month period ended September 30, 1999. New purchases included $6,500,000 of Agency securities and $15,500,000 of adjustable rate GNMA securities. Sales also were transacted during the year resulting in a net increase in the portfolio. Federal Funds sold decreased from $12,500,000 at December 31, 1998 to $4,400,000 at September 30, 1999. These funds were used to support the higher yielding loan growth. One OREO property was sold during 1999, resulting in a $217,141 decrease in this asset category. Currently, only two properties remain in OREO. Significant changes can be seen on the Liability side of the Balance Sheet. Deposit growth has been at a very high level this year. The Bank has seen an increase of $22,055,035 or 11.99% growth. This has been due to a very competitive rate structure, various deposit promotion programs and intense sales training for staff. The Bank's deposit mix has also changed this year, with a higher volume of jumbo CD's and money market accounts. This is due to the introduction of two new deposit products. The Bank now offers a Premier Money Market Account, a variable rate product, tied to the 90 day treasury bill for account balances over $50,000. Also part of its standard list of products are Jumbo CD's, which are offered for CD balances over $100,000 for terms under one year. Both products were launched during the third quarter and have been very successful in attracting new balances. Borrowings have also increased significantly during 1999 as an alternative source of funds. The borrowings have all been secured through the Federal Home Loan Bank and range in term from one year to ten years with rates ranging from 4.935% to 5.56%. These funds along with the increased level of deposit balances have enabled the Bank to continue to fund its loan demand and increase earnings. Capital levels remain very strong by all regulatory guidelines and are detailed below.


                 September 30, 1999      December 31, 1998     Required Ratios


Tier I                11.09%                    12.09%                 4.00%

Tier II                1.25%                     1.25%                     *

Total Risk Based      12.34%                    14.14%                 8.00%
Capital Ratio

Leverage Ratio         7.61%                     8.47%                 4.00%
(for the quarter)


*Tier II Capital is limited to 100% of Tier I Capital.

Net income for the nine month period ended September 30, 1999 was $3,167,627 compared to $2,603,744 for the same period in 1998. This represents a 21.66% increase. Reasons for the increase are derived from the previously discussed adjustments to the Bank's Balance Sheet. Loan income grew by 21.20% as a result of the growth in the portfolio. Yield on the portfolio is now at 8.80%. Investment income also increased as a result of changes in the portfolio, with earnings growing by 5.43%. Yield on a tax equivalent basis on the Investment Portfolio is 6.56%. Interest income on Balances Due from Depository Institutions increased by $34,643 or 494.48% due to an $8,000,000 CD held at the Federal Home Loan Bank for 30 days. Overall interest income grew by $1,366,620 or 12.4% over the comparable period in 1998. Interest expense only increased by $182,453 or 5.4% over the 1998 comparable period, in spite of the large deposit account and borrowing growth. This has been the result of careful interest rate management as well as the reduced rate environment characteristic of 1999. The resultant net interest income for the nine month period ended September 30, 1999 increased by 17.08%. Cost of funds for the Bank remains very low at 2.97%. Net interest margin at September 30, 1999 was 6.10%, very high compared to NYS and national peer group averages. Other non-interest income increased by $242,367 or 11.43% due primarily to increased loan origination fees. Operating expenses also increased by $639,928 or 12.05% resulting from significant technology expenses related to enhanced software and hardware products. As the end of the year approaches, the Bank is preparing to offer three new products with associated technology costs, but which will place Bank of Smithtown further in front of its peers in terms of services and delivery channel alternatives.

Two important measures of a Bank's profitability are its Return on Average Assets (ROAA) and Return on Average Equity. Both of these ratios remain very high by all industry standards. As of September 30, 1999 the Bank's ROAA and ROAE were 1.85 and 23.96. EPS for the nine month period ended September 30, 1999 was $3.90 compared to $3.06 during the same period in 1998, a 27.45% increase. EPS for the three month period ended September 30, 1999 was 29.20% higher than the same period in 1998. Management remains very confidant that 1999 will once again witness record earnings secured by high asset quality, a winning combination by any standard.


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
SEPTEMBER 30, 1999
                                                                                                                        TOTAL
                                                                         3 MONTHS          3 -6             6 - 12      SENSITIVE
                                                       REVOLVING         OR LESS           MONTHS           MONTHS      WITHIN I YR
____________________________________________________________________________________________________________________________________

ASSETS:
   INVESTMENTS ................................      $ 2,650,429      $15,016,462      $ 6,627,213      $15,917,639      $40,211,743
   FEDERAL FUNDS SOLD .........................        4,400,000                0                0                0        4,400,000
   LOANS:
       INSTALLMENT ............................          221,901        1,390,015        2,687,608        2,860,411        7,159,935
       REAL ESTATE AND COMMERCIAL .............       32,708,457        2,843,328        1,667,010        6,864,088       44,082,883
   CASH AND DUE FROM BANKS ....................          372,768                0                0                0          372,768
   FIXED ASSETS ...............................                0                0                0                0                0
   OTHER ASSETS ...............................                0                0                0                0                0
   RESERVE FOR POSSIBLE LOAN LOSSES ...........                0                0                0                0                0
   NON-ACCRUALS ...............................                0                0                0                0                0
   UNEARNED DISCOUNT ..........................                0                0                0                0                0
                                                     -----------      -----------      -----------      -----------      -----------
TOTAL .........................................      $40,353,555      $19,249,805      $10,981,831      $25,642,138      $96,227,329
                                                     -----------      -----------      -----------      -----------      -----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
SEPTEMBER 30, 1999
                                                       1-3              3-5              5+
                                                       YEARS            YEARS            YEARS            OTHER             TOTAL
____________________________________________________________________________________________________________________________________
ASSETS:
   INVESTMENTS ..............................    $   2,953,496    $   7,124,860    $  19,191,961    $   1,642,200     $  71,124,260
   FEDERAL FUNDS SOLD .......................                0                0                0                0         4,400,000
   LOANS:
       INSTALLMENT ..........................        2,826,870        4,027,844        3,628,892                0        17,643,541
       REAL ESTATE AND COMMERCIAL ...........       16,929,337       57,318,209       24,263,314           87,595       142,681,338
   CASH AND DUE FROM BANKS ..................                0                0                0       11,298,570        11,671,338
   FIXED ASSETS .............................                0                0                0        3,132,603         3,132,603
   OTHER ASSETS .............................                0                0                0        5,488,041         5,488,041
   RESERVE FOR POSSIBLE LOAN LOSSES .........                0                0                0       (2,237,827)       (2,237,827)
   NON-ACCRUALS .............................                0                0                0        1,650,510         1,650,510
   UNEARNED DISCOUNT ........................                0                0                0         (569,264)         (569,264)
                                                 -------------    -------------    -------------    -------------     -------------
TOTAL .......................................    $  22,709,703    $  68,470,913    $  47,084,167    $  20,492,428     $ 254,984,540
                                                 -------------    -------------    -------------    -------------     -------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
SEPTEMBER 30, 1999
                                                                                                                        TOTAL
                                                                      3 MONTHS          3 -6             6 - 12         SENSITIVE
                                                   REVOLVING          OR LESS           MONTHS            MONTHS        WITHIN I YR
____________________________________________________________________________________________________________________________________
LIABILITIES:
   SAVINGS ...............................       $         0       $ 1,913,693       $ 1,913,693       $ 3,827,386       $ 7,654,772
   MONEY MARKETS .........................                 0         6,616,240         6,616,240        13,232,482        26,464,962
   NOW ...................................                 0           754,613           754,613         1,509,225         3,018,451
   TIME DEPOSITS OF $100,000 + ...........                 0         8,034,523         2,306,288         1,614,029        11,954,840
   OTHER TIME DEPOSITS ...................            31,002         4,530,826         7,018,055         8,392,197        19,972,080
   DEMAND ................................                 0         1,373,521         1,373,521         2,747,042         5,494,084
   OTHER BORROWED MONEY ..................                 0         4,318,309                 0        20,000,000        24,318,309
   OTHER LIABILITIES .....................                 0                 0                 0                 0                 0
   STOCKHOLDERS' EQUITY ..................                 0                 0                 0                 0                 0
                                                 -----------       -----------       -----------       -----------       -----------
TOTAL ....................................       $    31,002       $27,541,725       $19,982,410       $51,322,361       $98,877,498
                                                 -----------       -----------       -----------       -----------       -----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
SEPTEMBER 30, 1999
                                                     1-3               3-5                 5+
                                                     YEARS             YEARS               YEARS             OTHER          TOTAL
____________________________________________________________________________________________________________________________________
LIABILITIES:
   SAVINGS ...............................      $ 15,309,546      $ 15,309,546      $          0      $          0      $ 38,273,864
   MONEY MARKETS .........................        26,464,965                 0                 0                 0        52,929,927
   NOW ...................................         6,036,900         6,036,900                 0                 0        15,092,251
   TIME DEPOSITS OF $100,000 + ...........         4,112,875           110,379                 0                 0        16,178,094
   OTHER TIME DEPOSITS ...................         7,184,450         1,358,988                 0                 0        28,515,518
   DEMAND ................................        10,988,169        10,988,169                 0        27,470,421        54,940,843
   OTHER BORROWED MONEY ..................                 0         5,000,000                 0                 0        29,318,309
   OTHER LIABILITIES .....................                 0                 0                 0         1,544,705         1,544,705
   STOCKHOLDERS' EQUITY ..................                 0                 0                 0        18,191,029        18,191,029
                                                ------------      ------------      ------------      ------------      ------------
TOTAL ....................................      $ 70,096,905      $ 38,803,982      $          0      $ 47,206,155      $254,984,540
                                                ------------      ------------      ------------      ------------      ------------


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT


                                                                                                                        TOTAL
                                                                  3 MONTHS            3 -6               6 - 12         SENSITIVE
                                               REVOLVING          OR LESS             MONTHS             MONTHS         WITHIN I YR
____________________________________________________________________________________________________________________________________
INTEREST SENSITIVITY GAP
PER PERIOD ...........................         40,322,553        (8,291,920)        (9,000,579)       (25,680,223)      (2,650,169)
GAP/TOTAL ASSETS .....................              15.81%            -3.25%             -3.53%            -10.07%           -1.04%
CUMULATIVE INTEREST
SENSITIVITY GAP ......................         40,322,553        32,030,633         23,030,054         (2,650,169)      (2,650,169)
% OF CUMULATIVE GAP
TO TOTAL ASSETS ......................              15.81%            12.56%              9.03%             -1.04%           -1.04%



SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
SEPTEMBER 30, 1999
                                               1-3                3-5                 5+
                                               YEARS              YEARS               YEARS              OTHER          TOTAL
____________________________________________________________________________________________________________________________________

INTEREST SENSITIVITY GAP                                                                              (26,713,727)
PER PERIOD                                    (47,387,202)       29,666,931         47,084,167
GAP/TOTAL ASSETS                                   -18.58%            11.63%            18.47%
CUMULATIVE INTEREST
SENSITIVITY GAP                               (50,037,371)      (20,370,440)        26,713,727
% OF CUMULATIVE GAP
TO TOTAL ASSETS                                    -19.62%            -7.99%            10.48%


ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF SEPTEMBER 30, 1999
  2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD


Notes to Consolidated Financial Statements


Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1999, and its results of operations for the nine months and three months ended September 30, 1999 and 1998 and its cash flows for the nine months and three months ended September 30, 1999 and 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

      Fair Value:
      September 30, 1999            $71,173,011
      December  31, 1998            $63,295,773

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                               SMITHTOWN BANCORP



November 12, 1999
                                                /s/ Bradley E. Rock
                                                ---------------------------
                                                Bradley E. Rock, President



November 12, 1999
                                                /s/ Anita M. Florek
                                                ---------------------------
                                                Anita Florek, Treasurer