Form 10KSB
period 1999-12-31
SMITHTOWN BANCORP INC
filed 2000-03-30
CIK 747345

                                              No. of pages within this report 65

     As filed with the Securities and Exchange Commission on March 28, 2000
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended 31 December 1999 Commission File #0 - 13314

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                   Number of Shares Outstanding
Class of Common Stock                                   as of 15 March 2000
    $2.50 Par Value                                         806,168

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
nonaffiliates was approximately 45,556,396 based on the price at which stock was sold on 15 March 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE


1) Portions of the Annual Report for the fiscal year ended 31 December 1999 are incorporated herein by reference into Parts I and II.

2) Portions of the Prospectus dated 26 July 1984 and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, are incorporated by reference into Part I.

3)  Portions  of  the  Proxy  Statement   relating  to  the  annual  meeting  of
stockholders to be held on 4 April 2000 are incorporated herein by reference into Part III.

                                     Part I

Item 101: Description of Business

     Smithtown Bancorp, Inc. ("Registrant")

     Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

     Page 13 of the Registrant's Annual Report for the year ended 31 December
     1999

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

Item 201: Market for Common Equity and Related Stockholder Matters

Page 28 and 35 of the Registrant's Annual Report for the year ended 31 December 1999 is incorporated herein by reference.

Item 202: Description of Securities or Plan of Operation

     691 Shareholders of common stock at 15 March 2000.

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

Item 303: Management's Discussion and Analysis or Plan of Operations

Pages 41 through 53, inclusive, of the Registrant's Annual Report for the year ended 31 December 2000 are incorporated herein by reference.

Item 304: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Form 8-K was filed with the Exchange on September 14, 1992. Form 8 Amendment to Form 8-K was filed on September 24, 1992. Both forms are incorporated herein by reference.

Item 310: Financial Statements

Pages 17 through 36, inclusive, of the Registrant's Annual Report for the year ended 31 December 2000 are incorporated herein by reference.

                                     Part 4

Item 401: Directors, Executive Officers, Promoters and Control Persons of the Registrant

The information with respect to directors, executive officers and control persons contained on pages 57 through 58, and pages 60 through 62, of the Registrant's Proxy Statement dated 4 March 2000, is incorporated herein by reference.

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

Item 402: Executive Compensation

Pages 61 and 62 of the Registrant's Proxy Statement dated 1 March 2000 are incorporated herein by reference, together with the information set forth on page 64.

Item 403: Security Ownership of Certain Beneficial Owners and Management

Page 60 of the Registrant's Proxy Statement, dated 1 March 2000 are incorporated herein by reference.

Item 404: Certain Relationships and Related Transactions

Page 62 of the Registrant's Proxy Statement dated 1 March 2000 and page 27 of the Registrant's Annual Report for the year ended 31 December 1999 are incorporated herein by reference.

                                INDEX OF EXHIBITS

Exhibit No.                       Description                           Page

    3a                Articles of Incorporation                          *

    3b                By-Laws                                            *

     4                By-Laws Page Nos. 2,11,12,13,14                    *

                      Articles of Incorporation Page No. 2               *

     9                No voting trust agreements

    10                No material contracts

    13                Annual Report for the year ended 31 December 1999  10-54

                      Notice of Annual Meeting and Proxy Statement       55-64

    16                Reference to Item 8 in 10-KSB                          2

    18                No change in accounting principles

    19                Reference to Page 1                                    1

    22                Bank of Smithtown
                      Smithtown, New York  11787

    23                Notice of Annual Meeting and Proxy Statement       55-64

    24                Consent of Independent Auditors                        9
                      Report of Independent Auditors                        16

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



Date: 3/28/00                               Smithtown Bancorp, Inc.
                                            Registrant

                            /s/ Bradley E. Rock
                            ----------------------------------------------------
                            Bradley E. Rock, President, Chief Executive
                            Officer and Chairman of the Board


                             /s/ Anita M. Flork
                             ---------------------------------------------------
                             Anita M. Florek, Treasurer, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ Bradley E. Rock
      -------------------------------------------
      Bradley E. Rock, President, Chief Executive       Date 3/28/00
      Officer and Chairman of the Board

      /s/ Augusta Kemper
      -------------------------------------------
      Augusta Kemper, Director                          Date 3/28/00

      /s/ Patrick A. Given
      -------------------------------------------       Date 3/28/00
      Patrick A. Given, Director

      /s/ Manny Schwartz
      -------------------------------------------       Date 3/28/00
      Manny Schwartz, Director

      /s/ Edith Hpdgkinson
      -------------------------------------------       Date 3/28/00
      Edith Hodgkinson, Director

      /s/ Barry M. Seigerman
      -------------------------------------------       Date 3/28/00
      Barry M. Seigerman, Director

       /s/ Charles E. Rockwell
      -------------------------------------------       Date 3/28/00
      Charles E. Rockwell, Director

      /s/ Robert W. Scherdel
      -------------------------------------------       DATE 3/28/00
      Robert W. Scherdel, Director

      /s/ Sanford Scheman
      -------------------------------------------       Date 3/28/00
      Sanford Scheman, Director

ALBRECHT, VIGGIANO, ZURECK
& COMPANY, P.C.
Certified Public Accountants
25 Suffolk Court
Hauppauge, New York  11788
(516) 434-9500





                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in this Form 10-KSB of Smithtown Bancorp, Inc. of our report dated January 27, 2000, included in the 1999 Annual Report to shareholders of Smithtown Bancorp, Inc.





Albrecht, Viggiano, Zureck & Company, P.C.

Hauppauge, New York
January 27, 2000

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Banking Locations
Corporate Directory


(Object Omitted)

(Object Omitted)

(Object Omitted)

(Object Omitted)

Financial Highlights

                                                1999               1998             1997                1996                 1995
____________________________________________________________________________________________________________________________________
At Year End
    Assets .....................        $   266,081,443   $   205,825,657   $   197,656,435   $   181,629,049   $   157,528,274
    Loans ......................            176,200,017       117,575,281        99,713,204       100,577,940        98,955,368
    Deposits ...................            207,806,261       183,875,462       168,195,635       158,928,455       143,581,497
    Stockholders' Equity .......             18,690,015        17,412,189        16,979,458        14,097,239        12,837,073

For the Year
    Net Income .................        $     4,253,653   $     3,500,413   $     3,320,819   $     1,705,498   $     1,471,381
    Return on Average Equity (%)                  23.31             20.45             21.60             12.94             11.98
    Return on Average Assets (%)                   1.79              1.73              1.73              1.00              0.94
    Efficiency (%) .............                   0.52              0.54              0.52              0.72              0.75

Per Share
    Net Income .................       $           5.25   $          4.15   $          3.83   $          1.97   $          1.70
    Cash Dividends Declared ....                   0.86              0.80              0.70              0.64              0.56
    Stockholders' Equity .......                  23.07             21.16             19.60             16.27             14.82


(Object Omitted)

Message From the Chairman of the Board

     The last year of the century found Bank of Smithtown enjoying levels of success unparalleled in its 90-year history.

     For the fourth consecutive year, Bank of Smithtown posted a record level of earnings, finishing 1999 with net income of $4,253,653. Even more impressively, for the third year in a row the Bank achieved a return on equity of more than 20%, posting an ROE of 24.72%, ranking it as the leader among its peers.

     Other measures of the Bank's performance are equally impressive, and rank it at or near the top of its peer group. Return on average assets was 1.79%, far exceeding statewide and national averages. Efficiency was 51.72%, more than 10% leaner than peer group averages.

     Loans grew by 49.86%, with both commercial loans and residential mortgages making significant advances and the loan portfolio topping $176 million by year-end. At the same time, asset quality continued to improve, with OREO declining by 20% to less than a million dollars, and nonperforming loans declining by 21% to achieve a ratio of nonperforming loans to total loans of 0.79%, which is better than all New York State peer group averages.

     Earning per share amounted to $5.25, a remarkable growth of 26.51%. Cash dividends increased by 10% to $0.88 per share, and the market value of our stock increased by 11% to $60.50 per share at year-end.

[object-omitted]
[object-omitted]
[object-omitted]
[object-omitted]

     The last achievement is particularly impressive considering that, due to a variety of economic factors, all bank stock indexes for the banks of $10 billion or less in assets declined by approximately 9 to 10%.
     We continue to try to blend the best elements of our past success with improvements for the further. In the year 2000, we plan to introduce Internet banking, as well as a debit card, credit cards and an expanded network of ATM's. We intend to expand our customer relationship by deepening the market penetration of our new insurance products as well as the products and services offered through our Trust Department.
     We also continue to develop sites for new branches as we believe that customer preferences and convenience will remain significantly tied to brick and mortar offices for quite some time to come.
     We enter the new century having been widely-recognized as one of the leading community banks in the nation. With your support, we will continue to adapt ourselves to the ever-changing financial marketplace to become a model community-oriented financial organization for the 21st century.


Bradley E. Rock
Chairman of the Board
President & Chief Executive Officer

[object-omitted]

[object-omitted]

[object-omitted]

[object-omitted]

[object-omitted]

[object-omitted]

[object-omitted]

     Opportunities for growth abound on Long Island today. For example, the 1999/2000 Long Island Economic Survey and Opinion Poll revealed that 59% of respondents plan to increase personnel in 2000 and 40% plan to expand or purchase facilities. With our long tradition of serving local residents and businesses, Bank of Smithtown is in an exceptional position to seize the opportunities afforded by this economic surge.
     To ensure our competitive advantage, this past year we concentrated on developing products and service delivery method that respond to customer needs. The 24-hour banking concept introduced through our CHATS telephone access system is being expanded to encompass electronic banking via the Internet.
     Enhanced automated teller machine (ATM) cars, called Bank of Smithtown Ready Money, were developed. These cards now also will serve as debit cards and will enable customers to make purchases anywhere that MasterCard is accepted, worldwide. Additionally, MasterCard and Visa credit cards for businesses and individuals will be introduced by the Bank.
     During 1999, the Bank established SMTB Financial Group, LLC, to serve the personal and commercial insurance needs of our customers. As an independent entity, SMTB will be able to recommend the best coverage available on the market at the most affordable price.
     Our advantage has been and always will be a commitment to personal service, listening to our customers and responding to their needs. Technology may help us accomplish those task, but it will never be a substitute for what we do best: serve our customers.

[object-omitted]

[object-omitted]

[object-omitted]

[object-omitted]

[object-omitted]

     The health of the communities we serve is the underpinning of our own financial strength. At Bank of Smithtown we believe it is our responsibility to funnel resources back into the community.
     In 1999, we made some $20 million in construction loans, primarily for residential properties, and some $30 million in loans to small business. These monies allow young families to establish roots here and business to achieve their full potential, important ingredients to a stable future.
     Safe Guard Surfacing Corporation, a Long Island company that manufactures and installs playground surfacing materials made from recycled tires, is a typical community bank success story. A Bank of Smithtown customer since its inception in 1992, the firm today employs 30 people, boasts annual sales of approximately $2.5 million, and includes among its clients the New York City
Board of Education, McDonald's and Safeco Field, the new home of the Seattle Mariner's baseball team. The Bank's willingness to work with fledging entrepreneurs keeps our local economy vital and allows residents to achieve their dreams.
     Quality of life issues gain our attention, too. Student-related activities are high priorities. Through programs ranging from supporting athletic teams that prepare youngsters for the competitive world to those like Student of the Month that promote academic excellence, Bank of Smithtown invests in the future.
     Our local non-profit organizations are vital to the continued stability of our communities. The Bank enhances their work in a variety of ways, particularly by sponsoring fund raising events.
     Community reinvestment is the cornerstone of our success and will ensure our stability going forward.

[object-omitted]

[object-omitted]

[object-omitted]

A Description of our Business

Smithtown Bancorp (the "Bancorp") is a bank holding company incorporated in the State of New York, subject to the regulation and supervision of the State of New York Banking Department, the Federal Reserve Board and the Securities and Exchange Commission. The Bancorp owns all of the outstanding stock of Bank of Smithtown (the"Bank") and conducts no business other than holding the stock of Bank of Smithtown. Therefore, the content of this annual report, as it pertains to the description of the activities of the Bancorp, is in essence a description of the activities of Bank of Smithtown.

Bank of Smithtown, chartered under the laws of the State of New York, is a member of the Federal Reserve System and is insured by the Federal Deposit Insurance Corporation. The Bank has been headquartered in Smithtown since 1910. It is in its 90th year of operation as an independent commercial bank. The Bank operates seven offices in the following communities: Smithtown, Commack, Hauppauge, Kings Park, Centereach, Lake Grove, and Northport.

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

The Bank's intention is to continue to provide individuals, businesses, and municipalities with a comprehensive array of financial services

Independent Auditors' Report

To the Board of Directors and Stockholders of Smithtown Bancorp

We have  audited  the  accompanying  consolidated  balance  sheets of  Smithtown
Bancorp as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Smithtown Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithtown Bancorp at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, Smithtown Bancorp adopted the provisions of Statements of Financial Accounting Standards
(SFAS) No. 132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits' in 1998 and SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities' in 1997.



Albrecht, Viggiano, Zureck & Company, P.C.
Hauppauge, New York
January 27, 2000

Consolidated Balance Sheets                                                                               Smithtown Bancorp
                                                                                                          As of December 31,
____________________________________________________________________________________________________________________________________
                                                                                              1999              1998
Assets
    Cash and Due from Banks ..........................................................   $  10,195,378    $   7,124,365
    Investment Securities:
        Investment Securities Held to Maturity:
           Mortgage-Backed Securities ................................................       2,829,437        4,582,024
           Obligations of State and Political Subdivisions ...........................       5,141,551        6,292,248
               Total (Estimated Fair Value $7,969,754 in 1999 and $11,125,675 in 1998)       7,970,988       10,874,272
    Investment Securities Available for Sale:
        Obligations of U.S. Government ...............................................       3,012,570        6,151,890
        Obligations of U.S. Government Agencies ......................................      17,331,246       14,213,318
        Mortgage-Backed Securities ...................................................      19,612,906       19,129,406
        Obligations of State and Political Subdivisions ..............................      11,152,866       11,818,684
        Other Securities .............................................................       3,580,700          856,800
               Total (At Estimated Fair Value) .......................................      54,690,288       52,170,098
           Total Investment Securities ...............................................      62,661,276       63,044,370
Federal Funds Sold ...................................................................      10,350,000       12,500,000
Loans ................................................................................     176,819,745      118,101,158
    Less:  Unearned Discount .........................................................         619,728          525,877
           Allowance for Possible Loan Losses ........................................       2,251,668        2,120,371
Loans, Net ...........................................................................     173,948,349      115,454,910
Bank Premises and Equipment ..........................................................       3,207,348        3,259,290
Other Assets
    Other Real Estate Owned ..........................................................         855,353        1,072,495
    Other ............................................................................       4,863,739        3,370,227
           Total Other Assets ........................................................       5,719,092        4,442,722
           Total .....................................................................   $ 266,081,443    $ 205,825,657

Liabilities
Deposits:
    Demand (Non-Interest Bearing) ....................................................   $  50,008,452    $  49,752,008
    Money Market .....................................................................      53,667,605       42,807,109
    NOW ..............................................................................      15,968,937       15,790,178
    Savings ..........................................................................      35,594,368       39,267,087
    Time .............................................................................      52,566,899       36,259,080
           Total Deposits ............................................................     207,806,261      183,875,462
Dividend Payable .....................................................................         177,357          165,893
Other Borrowings .....................................................................      38,000,000        3,174,645
Other Liabilities ....................................................................       1,407,810        1,197,468
           Total Liabilities .........................................................     247,391,428      188,413,468
Commitments and Contingent Liabilities

Stockholders' Equity
Common Stock - $2.50 Par Value:
    (3,000,000 Shares Authorized; 895,910 Shares Issued) .............................       2,239,775        2,239,775
Capital Surplus ......................................................................       1,993,574        1,993,574
Retained Earnings ....................................................................      19,314,995       15,770,822
Accumulated Other Comprehensive Income ...............................................      (1,069,376)         249,455
           Total .....................................................................      22,478,968       20,253,626
Less:
          Treasury Stock (89,742 and 73,145 Shares at Cost
          at December 31, 1999 and 1998, respectively) ...............................       3,788,953        2,841,437

           Total Stockholders' Equity ................................................      18,690,015       17,412,189
           Total .....................................................................   $ 266,081,443    $ 205,825,657

See notes to consolidated financial statements


Consolidated Statements of Income                                                                Smithtown Bancorp
                                                                                              Year Ended December 31,
                                                                               1999              1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans .........................................  $   12,673,580      $   9,996,927            $   9,731,626
Interest on Balances Due from Banks ................................          45,609              7,631                    5,973
Interest on Federal Funds Sold .....................................         411,031            707,252                  382,157
Interest and Dividends on Investment Securities:
    Taxable:
        Obligations of U.S. Government .............................         339,877            414,782                 235,724
        Obligations of U.S. Government Agencies ....................       1,166,148            920,343               1,038,404
        Mortgage-Backed Securities .................................       1,659,362          1,979,480               2,847,023
        Other Securities ...........................................         102,946             57,932                  52,010
           Total ...................................................       3,268,333          3,372,537               4,173,161
    Exempt from Federal Income Taxes:
           Obligations of State and Political Subdivisions .........         821,512            656,858                 308,609
           Total Interest Income ...................................      17,220,065         14,741,205              14,601,526

Interest Expense
Money Market Accounts ..............................................       1,587,735          1,418,621               1,136,766
Savings ............................................................         553,069            775,420                 967,334
Certificates of Deposit of $100,000 and Over .......................         697,356            516,403                 392,267
Other Time Deposits ................................................       1,274,439          1,284,662               1,194,572
Securities Sold Under Agreements To Repurchase .....................               0             72,826                 174,556
Other Borrowings ...................................................       1,145,234            375,057                 286,995
           Total Interest Expense ..................................       5,257,833          4,442,989               4,152,490
           Net Interest Income .....................................      11,962,232         10,298,216              10,449,036
           Provision for Possible Loan Losses ......................         450,000            525,000                 805,000
           Net Interest Income, After Provision for Possible Loan Losses  11,512,232          9,773,216               9,644,036

Other Non-Interest Income
Trust Department Income ............................................         461,383            400,569                364,600
Service Charges on Deposit Accounts ................................       1,501,740          1,479,577              1,518,765
Other Income .......................................................       1,201,272            952,721                751,137
Net Gain on Sales of Investment Securities .........................          17,012             40,676                      0
           Total Other Non-Interest Income .........................       3,181,407          2,873,543              2,634,502

Other Operating Expenses
Salaries ...........................................................       3,626,284          3,252,761              2,949,150
Pensions and Other Employee Benefits ...............................         704,559            682,397                669,919
Net Occupancy Expense of Bank Premises .............................         864,844            835,787                874,033
Furniture and Equipment Expense ....................................         807,080            621,808                589,897
Other Expense ......................................................       1,992,593          1,726,923              1,793,602
           Total Other Operating Expenses ..........................       7,995,360          7,119,676              6,876,601
Income Before Income Taxes .........................................       6,698,279          5,527,083              5,401,937
Provision for Income Taxes .........................................       2,444,626          2,026,670              2,081,118
Net Income .........................................................   $   4,253,653   $      3,500,413            $ 3,320,819

Earnings Per Share
Net Income .........................................................   $        5.25   $         4.15              $      3.83
Weighted Average Shares Outstanding ................................         810,130          844,496                   866,536

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income                                                        Smithtown Bancorp
                                                                                                    Year Ended December 31,
                                                                                             1999           1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Net Income .....................................................................      $ 4,253,653       $ 3,500,413      $ 3,320,819
Other Comprehensive Income (Loss), Before Tax:
    Unrealized Holding Gain (Loss) Arising During the Period ...................       (2,290,858)           41,343          289,612
    Less:  Reclassification Adjustment for Gains Included in Net Income ........           17,012            40,676                0
                                                                                       (2,273,846)              667          289,612
    Income Tax Related to Other Comprehensive Income ...........................          955,015               280          121,637
    Other Comprehensive Income (Loss), Net of Tax ..............................       (1,318,831)              387          167,975
        Total Comprehensive Income .............................................      $ 2,934,822       $ 3,500,800      $ 3,488,794

See notes to consolidated financial statements.


Consolidated Statements of Changes in Stockholders' Equity
Smithtown Bancorp

                                                                                            Cost of      Accumulated
                                                Common Stock                                Common          Other         Total
                                     Shares                      Capital      Retained      Stock in    Comprehensive  Stockholders'
                                   Outstanding      Amount       Surplus      Earnings      Treasury     Income (Loss)    Equity
____________________________________________________________________________________________________________________________________

Balance at December 31, 1996         866,536   $ 2,239,775  $ 1,993,574  $ 10,229,436   $   (446,639)   $     81,093  $ 14,097,239
Comprehensive Income:
    Net Income                                                              3,320,819                                    3,320,819
    Other Comprehensive Income,
        Net of Tax                                                                                           167,975       167,975
        Total Comprehensive Income                                                                                       3,488,794
Cash Dividends Declared                                                      (606,575)                                    (606,575)
____________________________________________________________________________________________________________________________________
Balance at December 31, 1997         866,536     2,239,775    1,993,574    12,943,680       (446,639)        249,068    16,979,458
Comprehensive Income:
    Net Income                                                              3,500,413                                    3,500,413
    Other Comprehensive Income,
        Net of Tax                                                                                               387           387
        Total Comprehensive Income                                                                                       3,500,800
Cash Dividends Declared                                                      (673,271)                                    (673,271)
Treasury Stock Purchases             (43,771)                                             (2,394,798)                   (2,394,798)
____________________________________________________________________________________________________________________________________
Balance at December 31, 1998         822,765     2,239,775    1,993,574    15,770,822     (2,841,437)        249,455    17,412,189
Comprehensive Income:
    Net Income                                                              4,253,653                                    4,253,653
    Other Comprehensive Loss,
        Net of Tax                                                                                        (1,318,831)   (1,318,831)
        Total Comprehensive Income                                                                                       2,934,822
Cash Dividends Declared                                                      (709,480)                                    (709,480)
Treasury Stock Purchases             (16,597)                                               (947,516)                     (947,516)
____________________________________________________________________________________________________________________________________
Balance at December 31, 1999         806,168   $ 2,239,775  $ 1,993,574  $ 19,314,995   $ (3,788,953)   $ (1,069,376) $ 18,690,015
____________________________________________________________________________________________________________________________________

Cash dividends declared per share were $.88 in 1999, $.80 in 1998, $.70 in 1997.

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
                                                                                                       Smithtown Bancorp
                                                                                                    Year Ended December 31
                                                                                             1999           1998            1997
____________________________________________________________________________________________________________________________________
Cash Flows from Operating Activities
Net Income .........................................................................   $  4,253,653    $  3,500,413    $  3,320,819
Adjustments to reconcile net income to net cash provided by operating activities:
        Valuation Reserve for Other Real Estate Owned ..............................              0         (67,002)        120,000
        Depreciation on Premises and Equipment .....................................        509,946         371,715         401,663
        Provision for Possible Loan Losses .........................................        450,000         525,000         805,000
    Net Gain on Sale of Investment Securities ......................................        (17,012)        (40,676)              0
        Amortization of Transition Obligation ......................................         90,219          79,811         104,102
        Gain on Sale of Other Real Estate Owned ....................................        (29,281)        (35,437)              0
        Increase in Interest Payable ...............................................        311,030          15,387          40,203
        Increase (Decrease) in Miscellaneous Payables and Accrued
           Expenses ................................................................         28,895         111,373         (73,361)
        (Increase) Decrease in Fees and Commissions Receivables ....................         46,200         (26,400)         25,000
        (Increase) Decrease in Interest Receivable .................................       (415,783)        172,950        (154,263)
        (Increase) Decrease in Prepaid Expenses ....................................       (157,504)       (111,624)        142,864
        Increase in Miscellaneous Receivables ......................................        (26,316)       (139,858)       (161,499)
        (Increase) Decrease in Income Taxes Receivable .............................            915          29,592        (224,362)
        Increase in Deferred Taxes .................................................       (118,579)       (229,922)        (71,947)
        Decrease in Accumulated Postretirement Benefit Obligation ..................        (87,233)        (52,843)        (62,249)
        Amortization of Investment Security Premiums and Accretion
           of Discounts ............................................................        117,691         160,734          (1,467)
           Cash Provided by Operating Activities ...................................      4,956,841       4,263,213       4,210,503
Cash Flows from Investing Activities
    Proceeds from Disposition of Mortgage-Backed Securities:
        Held to Maturity ...........................................................      1,675,055       2,629,306       1,734,661
        Available for Sale .........................................................     14,237,579      16,887,078       8,272,600
    Proceeds from Disposition of Other Investment Securities:
        Held to Maturity ...........................................................      1,478,604       2,642,018         569,013
        Available for Sale .........................................................      7,057,714       9,015,875       7,103,438
    Purchase of Mortgage-Backed Securities:
        Available for Sale .........................................................    (15,492,620)              0     (10,022,600)
    Purchase of Other Investment Securities:
        Held to Maturity ...........................................................       (723,862)       (415,730)     (2,031,947)
        Available for Sale .........................................................    (10,223,900)    (19,749,933)    (15,115,725)
    Federal Funds Sold, Net ........................................................      2,150,000      (4,200,000)     (8,300,000)
    Loans Made to Customers, Net ...................................................    (58,943,439)    (18,184,265)       (613,921)
    Purchase of Premises and Equipment .............................................       (458,004)     (1,176,171)       (237,635)
    Proceeds from Sale of Other Real Estate Owned ..................................        246,423       3,197,491       1,768,601
           Cash Used in Investing Activities .......................................    (58,996,450)     (9,354,331)    (16,873,515)
Cash Flows from Financing Activities
    Net Increase in Demand Deposits, NOW and Savings Accounts ......................      7,622,979      12,440,843       5,004,459
    Net Increase in Time Accounts ..................................................     16,307,819       3,238,984       4,262,721
    Cash Dividends Paid ............................................................       (698,015)       (659,022)       (593,577)
    Securities Sold Under Agreements to Repurchase and Other
        Borrowings, Net ............................................................     34,825,355      (8,077,895)      3,966,816
    Purchase of Treasury Stock .....................................................       (947,516)     (2,394,798)              0
           Cash Provided by Financing Activities ...................................     57,110,622       4,548,112      12,640,419
           Net Increase (Decrease) in Cash and Due from Banks ......................      3,071,013        (543,006)        (22,593)
           Cash and Due from Banks, Beginning of Year ..............................      7,124,365       7,667,371       7,689,964
           Cash and Due from Banks, End of Year ....................................   $ 10,195,378    $  7,124,365    $  7,667,371
Supplemental Disclosures of Cash Flow Information
    Cash Paid During the Year for:
        Interest ...................................................................   $  1,145,234    $    447,883    $    461,392
        Income Taxes ...............................................................      2,562,290       2,227,000       2,377,427
Schedule of Noncash Investing Activities
    Loans Transferred to Other Real Estate Owned ...................................   $          0    $    239,964    $    728,680
    Unrealized Gain on Securities Available for Sale ...............................      1,318,831             387         167,975

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

Loans
Effective January 1, 1995, Bank of Smithtown has adopted Statement of Financial Accounting Standards No. 114, 'Accounting by Creditors for Impairment of a Loan' (SFAS No. 114). SFAS No. 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that a portion of the overall Allowance for Possible Loan Losses be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral. Prior to the adoption of SFAS No. 114, Bank of Smithtown's methodology for determining the adequacy of the Allowance for Possible Loan Losses did not incorporate the concept of the time value of money and expected future interest cash flows. In addition, SFAS No. 114 modifies the accounting for insubstance foreclosures
(ISF). A collateralized loan is now considered an ISF and reclassified to Other Assets only when a creditor has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Bank of Smithtown has also adopted SFAS No. 118, 'Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure' (SFAS No. 118) which amends SFAS No. 114 to permit a creditor to use existing methods for recognizing interest revenue on impaired loans. Generally, interest revenue received on impaired loans continues either to be applied by the Bank against principal or to be realized as interest revenue, according to management's judgment as to the collectibility of principal.

Loans are generally recorded at the principal amount outstanding net of unearned discount and the allowance for possible loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method.
Interest on loans is credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when in the opinion of management there is doubt about the ability of the borrower to pay interest or principal. Management may continue to accrue interest when it determines that a loan and related interest are adequately secured and in the process of collection. Loans held for sale are carried at the lower of aggregate cost or estimated fair value. The Bank sells or securitizes certain loans. Such sales are with recourse and no reserve is considered necessary at December 31, 1999 and 1998. Gains are reported in Other Income.

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


Note B.  Investment Securities

The carrying amounts of investment securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

                                                                                             Gross         Gross         Estimated
                                                                          Amortized        Unrealized    Unrealized         Fair
                                                                            Cost             Gains         Losses           Value
------------------------------------------------------------------------------------------------------------------------------------
Securities to be Held to Maturity:
   December 31, 1999
       Mortgage-Backed Securities .................................     $ 2,829,437     $         0     $   (39,019)     $ 2,790,418
       Obligations of State and Political Subdivisions ............       5,141,551          61,017         (23,231)       5,179,337
            Total .................................................       7,970,988          61,017         (62,250)       7,969,755
   December 31, 1998
       Mortgage-Backed Securities .................................       4,261,731          24,123          (5,407)       4,280,447
       Collateralized Mortgage Obligations ........................         320,293               0            (846)         319,447
       Obligations of State and Political Subdivisions ............       6,292,248         233,533               0        6,525,781
            Total .................................................      10,874,272         257,656          (6,253)      11,125,675
Securities Available for Sale:
   December 31, 1999
       Obligations of U.S. Government .............................       3,008,273           4,297               0        3,012,570
       Obligations of U.S. Government Agencies ....................      18,008,211               0        (676,965)      17,331,246
           Mortgage-Backed Securities .............................      20,207,982               0        (595,076)      19,612,906
           Obligations of State and Political Subdivisions ........      11,728,874               0        (576,008)      11,152,866
            Other Securities ......................................       3,580,700               0               0        3,580,700
           Total ..................................................      56,534,040           4,297      (1,848,049)      54,690,288
Securities Available for Sale:
   December 31, 1998
       Obligations of U.S. Government .............................       6,077,249          74,641               0        6,151,890
       Obligations of U.S. Government Agencies ....................      14,135,967          97,671         (20,320)      14,213,318
           Mortgage-Backed Securities .............................      17,920,702         199,929          (6,802)      18,113,829
           Collateralized Mortgage Obligations ....................       1,030,083               0         (14,506)       1,015,577
           Obligations of State and Political Subdivisions ........      11,719,202         146,656         (47,174)      11,818,684
            Other Securities ......................................         856,800               0               0          856,800
           Total ..................................................     $51,740,003     $   518,897     $   (88,802)     $52,170,098

The following table presents the amortized costs of and estimated fair values of investment in debt securities by scheduled maturity at respective year-ends.


                                                                               1999                            1998
                                                                      Amortized     Estimated Fair    Amortized      Estimated Fair

Type and Maturity Grouping                                              Costs          Value             Costs           Value
____________________________________________________________________________________________________________________________________
Investment Securities Held to Maturity:
      Mortgage-Backed Securities
           Within 1 year .......................................      $ 1,233,129      $ 1,223,344      $         0      $         0
           After 1 year, but within 5 years ....................                0                0        2,109,778        2,110,703
           After 5 years, but within 10 years ..................        1,596,308        1,567,074        2,472,246        2,489,191
                Total Mortgage-Backed Securities ...............        2,829,437        2,790,418        4,582,024        4,599,894
      Obligations of State and Political Subdivisions
           Within 1 year .......................................        1,078,994        1,075,322        1,864,243        1,884,271
           After 1 year, but within 5 years ....................        3,230,807        3,261,703        2,897,921        3,017,547
           After 5 years, but within 10 years ..................          831,750          842,312        1,530,084        1,623,963
                Total Obligations of State and
                      Political Subdivisions ...................        5,141,551        5,179,337        6,292,248        6,525,781
Investment Securities Available for Sale:
      Obligations of U.S. Government
           Within 1 year .......................................        3,008,273        3,012,570        2,998,111        3,029,070
           After 1 year, but within 5 years ....................                0                0        3,079,138        3,122,820
                Total Obligations of U.S. Government ...........        3,008,273        3,012,570        6,077,249        6,151,890
      Obligations of U.S. Government Agencies
           After 1 year, but within 5 years ....................        6,000,000        5,745,010                0                0
           After 5 years, but within 10 years ..................       10,008,211        9,761,776        9,531,548        9,595,975
           After 10 years ......................................        2,000,000        1,824,460        4,604,419        4,617,343
                Total Obligations of U.S. Government
                     Agencies ..................................       18,008,211       17,331,246       14,135,967       14,213,318
      Mortgage-Backed Securities
           Within 1 year .......................................                0                0          109,152          109,343
           After 10 years ......................................       20,207,982       19,612,906       18,841,633       19,020,063
                Total Mortgage-Backed Securities ...............       20,207,982       19,612,906       18,950,785       19,129,406
      Obligations of State and Political Subdivisions
           After 1 year, but within 5 years ....................        2,680,761        2,628,999          776,629          787,316
           After 5 years, but within 10 years ..................        6,253,021        5,964,453        4,386,613        4,459,239
           After 10 years ......................................        2,795,092        2,559,414        6,555,960        6,572,129
                Total Obligations of State and Political
                     Subdivisions ..............................      $11,728,874      $11,152,866      $11,719,202      $11,818,684

Mortgage-Backed Securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Gross unrealized gains for the above investments amounted to $65,314 and $776,553 in 1999 and 1998, respectively, while gross unrealized losses amounted to $1,910,299 and $95,055 in 1999 and 1998, respectively.

Obligations of the U.S. Government, U.S. Government Agencies, Mortgage-Backed Securities and Obligations of State and Political Subdivisions having a book value of $42,251,749 and an estimated fair value of $43,779,055 were pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements and advances. No municipality maintains deposits exceeding ten percent of stockholders' equity.

Gross realized gains on sales of Investment Securities Available for Sale for the years ended December 31,
                                    1999           1998               1997
Mortgage-Backed Securities       $  17,012      $ 40,676             $   0

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

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $127,200. The stock has no maturity and has paid dividends at the rate of 6.00% for 1999 and 1998. During 1995, the Bank became a member of the Federal Home Loan Bank of New York, and now holds $3,423,500 of its stock. This stock also has no maturity and has paid average dividends of 6.75% and 7.75% during 1999 and 1998, respectively. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank are restricted.

The Bank invested $30,000 in the Nassau-Suffolk Business Development Fund. This consortium of banks provides loans to low income homeowners.

Note C. Loans and OREO

Loans as of December 31, consisted of the following:

                                                          1999           1998
Real Estate Loans, Construction ..................   $ 22,563,456   $ 17,349,704
Real Estate Loans, Other
      Commercial .................................     81,336,842     54,025,411
      Residential ................................     37,459,938     13,455,104
Commercial and Industrial Loans ..................     31,997,026     27,663,218
Loans to Individuals for Household, Family and
Other Personal Expenditures ......................      3,350,208      4,782,592
All Other Loans (Including Overdrafts) ...........        112,275        825,129
Total Loans, Gross ...............................    176,819,745    118,101,158
Less: Unearned Discount on Loans .................        619,728        525,877
      Total (Net of Unearned Discount) ...........   $176,200,017   $117,575,281

Collateral varies, but generally includes residential and income producing commercial properties, as well as automobiles on personal loans. Estimated fair values of loans at December 31, 1999 and 1998 totaled $174,805,445 and $118,276,323, respectively.

Bank of Smithtown adopted SFAS No. 114 and SFAS No.118 effective January 1, 1995. This did not have any impact on Bank of Smithtown's results of operations nor on its financial position, including the level of the Allowance for Possible Loan Losses. All loans considered impaired under SFAS No. 115 are included in the Bank's 90-day or more past due or nonaccrual categories. At December 31, 1999, the recorded investment in loans that are considered impaired under SFAS No. 114 was $1,387,635. No additional SFAS No. 114 reserve is required for the $1,387,635 of recorded investment in impaired loans, since previously taken charge-offs have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. The average recorded investment in impaired loans during the twelve months ended December 31, 1999 was $1,622,862. The total allowance on impaired loans at December 31, 1999 and 1998 totaled $362,972 and $593,123, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Bank of Smithtown recognized $18,149, $26,654, and $2,996 in interest revenue in 1999, 1998 and 1997 on these impaired loans. Any cash receipts would first be applied to accrued interest on impaired loans, and then to the principal balance outstanding.

At December 31, 1999 and 1998, loans with unpaid principal balances of $1,387,635 and $1,749,751, respectively, on which the Bank is no longer accruing interest income, are included in the total loans listed above. The Bank expects to recover a portion of the principal balance included in the nonaccrual category at December 31, 1999 through work-out arrangements and the liquidation of collateral. If the Bank had accrued interest income on loans which were in a nonaccrual status at year-end, its interest income would have increased by approximately $138,183 in 1999 and $90,166 in 1998. There were no loans contractually past-due 90 days or more and still accruing interest at December 31, 1999 and 1998.

No loans were transferred to Other Real Estate Owned (OREO) during 1999. The estimated fair value at OREO as of December 31, 1999 was $1,157,500.

During 1998, $239,964 of loans, net of an allocated portion of the Allowance for Possible Loan Losses, were transferred to Other Real Estate Owned (OREO). The estimated fair value of OREO as of December 31, 1998 was $1,392,500.

The composition of OREO at December 31, follows:

                                                      1999                1998
OREO .....................................         $1,157,500         $1,392,500
Less: Valuation Reserve ..................            302,147            320,005
Net ......................................         $  855,353         $1,072,495

Other net OREO costs, which include operating revenue and expense, and gains and losses on the sale or disposition of Other Real Estate Owned, approximated $53,000, $91,000 and $85,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

A summary of information concerning interest income on nonaccrual loans and OREO at December 31, follows:

                                                                             OREO                                Nonaccrual
(in thousands)                                                  1999        1998         1997         1999          1998        1997
____________________________________________________________________________________________________________________________________

Gross interest income which would have
      been recorded during the year under
      original contract terms ........................         $ 75         $214         $522         $138         $ 90         $ 95
Gross interest income recorded during
      the year .......................................            0            0            0           18            0            0

The Bank has granted loans to officers, directors and principal shareholders of the Bancorp and to their associates. Related party loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these loans was $1,674,111 and $1,542,012 at December 31, 1999 and 1998, respectively.
During 1999, $539,265 of new loans were made, and repayments totaled $355,666.

During 1999 Bank of Smithtown originated residential mortgages to be sold in the secondary market to various investors. The Bank does not retain servicing rights on these mortgages, but earns fee income from the origination process. At year end 1999, there were no Mortgages Held for Sale outstanding. Fee income earned during the year from these mortgage originations totaled $24,121.

Note D. Allowance for Possible Loan Losses


Transactions in the allowance for the year ending December 31 were as follows:

                                                                                  1999                  1998                1997
____________________________________________________________________________________________________________________________________
Balance, January 1 ...............................................            $2,120,371            $1,677,594            $1,622,572
Add:
   Recoveries ....................................................                50,852                51,726                98,648
   Provision Charged to Current Expense ..........................               450,000               525,000               805,000
     Total .......................................................             2,621,223             2,254,320             2,526,220
Less:  Charge-Offs ...............................................               369,555               133,949               848,626
Balance, December 31 .............................................            $2,251,668            $2,120,371            $1,677,594

Note E.  Bank Premises and Equipment

Bank premises and equipment as of December 31 at cost is as follows:

                                                            1999          1998
Land ...............................................    $  321,044    $   92,650
Bank Premises ......................................     1,856,352     1,811,023
Leasehold Improvements .............................     2,086,159     2,020,598
Furniture and Equipment ............................     3,887,669     3,768,949
           Total ...................................     8,151,224     7,693,220
Less:  Accumulated Depreciation and Amortization ...     4,943,876     4,433,930
           Total ...................................    $3,207,348    $3,259,290

Note F.  Employee Benefits

A 401(k) Defined Contribution Plan (the 'Plan') was established by the Bank during 1986. All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of up to 14% of their compensation. The Plan requires that the Bank match 50% of an employee's contribution up to 2.5% of the participating employee's compensation. The Bank's 401(k) contribution for 1999, 1998, and 1997, amounted to $53,551, $43,352, and $43,015, respectively.

During 1995, the Bank established an Employee Stock Ownership Plan (ESOP) for substantially all of its employees. The ESOP replaced the Profit Sharing Plan. Eligibility requirements for the ESOP remain the same as for the Defined Contribution Plan and include one year of continuous service, 1,000 hours and attaining an age of 21. Eligible compensation is defined as gross wages less contributions to any qualified plans to the extent that these contributions are not includable in the gross income of the participant. Contributions to the ESOP are in the form of cash and made at the discretion of the Board of Directors. The ESOP uses this contribution to purchase shares of Smithtown Bancorp stock which are then allocated to eligible participants. ESOP benefits are 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service and may be payable in cash or stock. The Bank reported a net expense of $130,000, $125,000, and $125,000 related to the ESOP for the years ended December 31, 1999, 1998 and 1997. During 1999, 1998 and 1997, the ESOP used the Bank's contribution to purchase 2,235, 1,162 and 1,246 shares of common stock at an average cost of $58.41, $43.50 and $32.00 per share, respectively. The 1999 contribution represents 4.02% of eligible compensation. As of December 31, 1999 and 1998 the ESOP held 28,867 and 27,324 allocated shares, respectively. There were no unallocated shares in the ESOP effective December 31, 1999 and 1998. ESOP shares are included in Weighted Average Shares Outstanding in the calculations of earnings per share.

The Bank of Smithtown sponsors postretirement medical and life insurance plans for a closed group of prior employees. The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1998, and a statement of the funded status as of December 31 of both years:

                                                                                                        Retiree Health Benefits
                                                                                                       1999                   1998
____________________________________________________________________________________________________________________________________
Reconciliation of Benefit Obligation
      Obligation at January 1 ..........................................................            $ 567,171             $ 632,937
      Interest Cost ....................................................................               35,046                40,580
      Actuarial Gain ...................................................................              (16,692)              (48,446)
      Benefit Payments .................................................................              (54,616)              (57,900)
      Obligation at December 31 ........................................................              530,909               567,171
Reconciliation of Fair Value of Plan Assets
      Employer Contributions ...........................................................               54,616                57,900
      Benefit Payments .................................................................              (54,616)              (57,900)
      Fair Value of Plan Assets at December 31 .........................................                    0                     0
Funded Status
      Funded Status at December 31 .....................................................             (530,909)             (567,171)
      Unrecognized Transition (Asset) Obligation .......................................              412,600               444,400
      Unrecognized Loss ................................................................               (8,557)                8,135
      Net Amount Recognized, before Additional Minimum Liability .......................            $(126,866)            $(114,636)

The following table provides the amounts recognized in the statement of financial position as of December 31 of both years:

                                                                                                             Retiree Health Benefits
                                                                                                       1999                   1998
____________________________________________________________________________________________________________________________________
Accrued Benefit Liability, after Additional Minimum Liability ........................             $(126,866)             $(114,636)
Net Amount Recognized ................................................................             $(126,866)             $(114,636)

Additional year-end information for plans with obligations in excess of plan assets:

Projected Benefit Obligation                        $   530,909     $   567,171

The following table provides the components of net periodic benefit cost for the plans for fiscal years 1999 and 1998:

                                                                                                         Retiree Health Benefits
                                                                                                           1999            1998
____________________________________________________________________________________________________________________________________
Interest Cost ..............................................................................             $35,046             $40,580
Amortization of Unrecognized Transition Obligation .........................................              31,800              31,800
      Net Periodic Benefit Cost ............................................................              66,846              72,380
      Net Periodic Benefit Cost after Curtailments and Settlements .........................             $66,846             $72,380

The assumption used in the measurement of the Company's benefit obligation are shown in the following table:
                                                      Retiree Health Benefits
                                                      1999              1998
Weighted Average Assumptions as of December 31
      Discount                                        7.00%             6.50%
      Initial Rate for Health Care Costs*             9.50%            10.00%
      Ultimate Rate for Health Care Costs             6.00%             6.00%
      Ultimate Year of Health Care Increase            2007              2008

*The known premium rate for 1999 was used in determining the December 31,1997 liabilities. A 10% increase was assumed for the claim in year 2000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                                                    1% Increase         1% Decrease
____________________________________________________________________________________________________________________________________
Effect on total of service and interest cost components
     of net periodic postretirement health care benefit cost ............................              $   230              $  (217)
Effect on health care component of the accumulated
      ostretirement benefit obligation ..................................................              $ 2,796              $(2,648)

Note G.  Income Taxes
Federal and State Income Taxes payable as of December 31, included in other assets in 1999 and 1998 are as follows:
                                                    1999                   1998
________________________________________________________________________________
Current ..............................           $  127,162           $  128,077
Deferred .............................            1,603,611              530,016
           Total .....................           $1,730,773           $  658,093

Provisions for current income taxes are as follows:
                                          1999            1998             1997
________________________________________________________________________________
Federal:
      Current ..................      $1,683,452      $1,300,500      $1,490,794
      Deferred .................          95,991         186,129          58,528
Total Federal ..................       1,779,443       1,486,629       1,549,322
New York State:
      Current ..................         642,595         496,248         518,377
      Deferred .................          22,588          43,793          13,419
Total New York State ...........         665,183         540,041         531,796
           Total ...............      $2,444,626      $2,026,670      $2,081,118

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                                          1999                         1998                       1997
                                                   Tax           Pretax         Tax           Pretax        Tax          Pretax
                                                 Amount        Income(%)      Amount        Income(%)     Amount       Income(%)
____________________________________________________________________________________________________________________________________
Federal Statutory Rate ...................   $ 2,277,415          34.00    $ 1,879,208      34.00    $ 1,836,659          34.00
 Increase (Reduction) of Taxes
   Resulting From:
      Tax Exempt Interest ................      (253,086)         (3.75)      (204,358)     (3.70)       (97,258)         (1.80)
      State Income Taxes Net
           of Federal Income
           Tax Benefit ...................       439,021           6.55        356,427       6.45        350,985           6.50
      Other ..............................       (18,724)         (0.28)        (4,607)     (0.08)        (9,268)         (0.17)
           Total .........................   $ 2,444,626          36.52    $ 2,026,670      36.67    $ 2,081,118          38.53

Income taxes on investment securities transactions amounted to approximately $7,100 in 1999, $17,100 in 1998, and zero in 1997.

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $1,603,611 and $530,015 as of the end of 1999 and 1998, respectively.

Deferred tax assets and liabilities were recognized as of December 31, 1999 and 1998 for the taxable temporary differences related to loan loss provisions, depreciation, OREO losses, Accounting for Postretirement Benefits Other than Pensions (SFAS No. 106), and Accounting for Investment Securities (SFAS No.
115), as presented below:

                                         Loan Loss                            OREO           SFAS            SFAS
December 31, 1999:                        Provision      Depreciation        Losses         No. 106         No.115           Total
____________________________________________________________________________________________________________________________________
Federal Deferred Tax
      Asset (Liability) ...........      $  531,759      $  (70,118)     $  128,909      $   46,176     $  626,880      $ 1,263,606
New York State Deferred
       Tax Asset ...................        124,959          26,351          30,331          10,864        147,500          340,005
Net Deferred Tax
Asset (Liability) ...........            $  656,718      $  (43,767)     $  159,240      $   57,040     $  774,380      $ 1,603,611
____________________________________________________________________________________________________________________________________
December 31, 1998:
Federal Deferred Tax
      Asset (Liability) ..........       $ 464,511       $(103,917)      $ 134,981       $   45,161     $ (146,232)     $   394,504
New York State Deferred
       Tax Asset (Liability) ...........    109,136         18,398          31,760           10,625        (34,408)         135,511
Net Deferred Tax
      Asset (Liability) ................ $  573,647      $ (85,519)      $ 166,741       $   55,786     $ (180,640)     $   530,015

Note H.  Deposits

Time Deposits in Excess of $100,000

At December 31, 1999 and 1998, time deposits in principal amounts of $100,000 or more were $17,208,743 and $10,666,898, respectively. Interest expense on such deposits for the three years ended December 31, 1999 was $679,756, $516,403, and $392,267, respectively.

A schedule of time deposits having a remaining term of more than one year and the aggregate amount of maturities is set forth as follows:

2001..................................................                 1,259,709
2002..................................................                 1,492,342
2003..................................................                         0
   Total..............................................               $ 2,752,051

Deposits of Major Shareholders, Officers, Directors and their Affiliates

Deposits due to major shareholders, officers, directors and their affiliates aggregated $4,247,977 and $3,354,172 at December 1, 1999 and 1998, respectively.

Note I.  Stockholders' Equity

The Banking Law of the State of New York and the Federal Reserve Board regulate the amount of cash dividends that may be paid without prior approval. Retained Earnings available for cash dividends were $9,795,039 and $7,365,572 at December 31, 1999 and 1998, respectively.

During 1998 the Board of Directors approved a Stock Repurchase Plan authorizing the repurchase of up to $4,000,000 worth of Bancorp stock at market prices. Pursuant to the plan, the Bancorp repurchased an adjusted equivalent of 43,771 common shares at a total cost of $2,394,798 during 1998.

During 1999, the Board of Directors authorized an additional repurchase of Bancorp stock of up to $800,000 thereby increasing the total authorized repurchase to $4,800,000. In accordance with the plan, during 1999, the Bancorp repurchased 16,597 common shares at a total cost of $947,516. During the course of repurchasing outstanding shares, the bank paid approximately $2,800 in dividends on those shares subsequently, these dividends were returned to the bank.

During 1996, the stockholders increased the number of authorized common shares to 1,500,000 and in 1998, the stockholders increased the number of authorized common shares again to 3,000,000. During 1996, the stockholders also authorized 100,000 preferred shares with a par value of $.01 per share. No preferred shares have been issued pursuant to that authorization.

Note J.  Smithtown Bancorp (parent company only)

Smithtown Bancorp has one wholly-owned subsidiary, Bank of Smithtown.

Balance Sheets
                                                                                                          As of December 31,
                                                                                                     1999                    1998
____________________________________________________________________________________________________________________________________
Assets
Non-Interest-Bearing Deposits with Subsidiary Bank .................................             $   876,319             $ 1,012,371
Investment in Bank of Smithtown ....................................................              19,057,630              16,316,256
           Total ...................................................................              19,933,949              17,328,627
Liabilities
Cash Dividends Payable .............................................................                 177,357                 165,892
Stockholders' Equity
Common Stock - $2.50 Par Value:
(3,000,000 Shares Authorized; 895,910 Shares Issued) ...............................               2,239,775               2,239,775
Capital Surplus ....................................................................               7,859,918               7,859,918
Retained Earnings ..................................................................              13,445,852               9,904,478
Less: Treasury Stock (89,742 and 73,145 Shares at Cost
           at December 31, 1999 and 1998, respectively .............................               3,788,953               2,841,436
           Total Stockholders' Equity ..............................................              19,756,592              17,162,735
           Total ...................................................................             $19,933,949             $17,328,627

Statements of Income and Retained Earnings

                                                                                                 Year ended December 31,
                                                                                       1999              1998                1997
____________________________________________________________________________________________________________________________________
Income
Dividends from Bank of Smithtown ..........................................      $  1,509,480       $  3,874,289       $    606,575
Expenses ..................................................................                 0                  0            (10,000)
Net Income Before Equity in Undistributed Earnings of Subsidiary ..........         1,509,480          3,874,289            596,575
      Equity in Undistributed Earnings of Subsidiary ......................         2,744,173           (373,876)         2,724,244
Net Income ................................................................         4,253,653          3,500,413          3,320,819
Retained Earnings, Beginning of Year ......................................         9,904,478          7,077,336          4,363,092
Dividends Declared ........................................................          (712,279)          (673,271)          (606,575)
Retained Earnings, End of Year ............................................      $ 13,445,852       $  9,904,478       $  7,077,336

Statements of Cash Flows

                                                                                                  Year ended December 31,
                                                                                       1999              1998                1997
____________________________________________________________________________________________________________________________________

Cash Flow From Operating Activities:
Net Income $ ..............................................................         4,253,653        $ 3,500,413        $ 3,320,819
Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in Undistributed Net Earnings of Subsidiary ..................        (2,741,374)           373,876         (2,724,244)
Net Cash Provided by Operating Activities .................................         1,512,279          3,874,289            596,575
Cash Flow from Financing Activities:
Dividends Paid ............................................................          (700,815)          (659,022)          (593,578)
Purchases of Treasury Stock ...............................................          (947,516)        (2,394,798)                 0
Net Cash Used by Financing Activities .....................................        (1,648,331)        (3,053,820)          (593,578)
Net Increase (Decrease) in Non-Interest-Bearing Deposits with
      Subsidiary Bank .....................................................          (136,052)           820,469              2,997
Non-Interest Bearing Deposits with Subsidiary Bank,
      Beginning of Year ...................................................         1,012,371            191,902            188,905
Non-Interest-Bearing Deposits with Subsidiary Bank,
      End of Year .........................................................       $   876,319        $ 1,012,371        $   191,902

Note K.  Commitments and Contingent Liabilities

As of December 31, 1999, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

2000..........................................  $             171,046
2001..........................................                157,602
2002..........................................                162,738
2003..........................................                167,705
2004..........................................                170,881
Subsequent to 2005............................              1,041,648
Total.........................................  $           1,871,620

A number of leases include escalation provisions relating to real estate taxes and expenses.

Rental expenses for all leases on premises and equipment amounted to $366,217 in 1999, $391,338 in 1998 and $422,622 in 1997.

The Bank is required to maintain reserve balances with the Federal Reserve Bank of New York for reserve and clearing purposes. The average amount of these reserve balances for the year ended December 31, 1999 was $862,449.

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

SFAS No. 107, 'Disclosures about Fair Value of Financial Instruments', requires the Bank to disclose estimated fair values of its financial instruments. SFAS No. 107 was amended in October, 1994 by SFAS No. 119, 'Disclosure about
Derivative Financial Instruments and Fair Value of Financial Instruments'. Financial Instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted price, or if one exists. Fair value estimates, methods and assumptions are set forth below for the Bank's financial instruments.

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

Note M.  Securities Sold Under Agreements to Repurchase

At December 31, 1999 and 1998, the Bank had no outstanding Securities Sold Under Agreement to Repurchase. During 1998, a REPO of $2,800,000 remained outstanding at a yield of 6.16% until its maturity date of May 26, 1998. The Bank's interest in these securities has been designated under a written custodial agreement. The average balance of this Security Sold Under Agreements to Repurchase totaled $1,173,699 during 1998, with $2,800,000 being the maximum amount outstanding at any month end during the first five months of 1998. The underlying security in the $2,800,000 REPO was a 7.75% U.S. Government Agency, called on May 26, 1998, with a fair value of $3,000,000. This security was held at Morgan Stanley.

Note N.  Other Borrowings

The Bank has available to it, under various lines of credit from the Federal Home Loan Bank of New York a total of $68,080,000 at December 31, 1999. The borrowing limit at the Federal Home Loan Bank of New York (FHLBNY) is calculated on 25% of the Bank's total average assets and is subject to specific collateral requirements.

At December 31, 1999, the outstanding balances on these lines of credit totaled $38,000,000, with remaining available credit of $30,080,000. The outstanding balance consisted of the following advances.

Repo Convertible Rate Advance dated January 15, 1999 in the amount of $5,000,000, maturity date January 15, 2009 bearing an interest rate of 4.935%. On January 15, 2004 and quarterly thereafter on each Payment Date, FHLBNY has the option to convert this Convertible Advance with four business days prior notice into replacement funding for the same or lesser principal amount based on any advance then offered by FHLBNY at then current market rates. Advance is not prepayable. Interest payable quarterly on the 15th of April, July, October and January.

Adjustable Rate Advance dated June 21, 1999 in the amount of $10,000,000, maturity date May 19, 2000. Interest rate index: 3 month USD-BBA LIBOR minus 12 basis points, determined quarterly on the 19th of August, November, February and May. Interest payments are due quarterly on the 19th of August, November, February and May. At December 31, 1999, the interest rate was 5.981%.

Adjustable Rate Advance dated August 3, 1999 in the amount of $10,000,000, maturity date August 4, 2000. Interest rate index: 3 month LIBOR minus 10 basis points, determined quarterly on the 4th of November, February, May and August. Interest payments are due quarterly on the 4th of November, February, May and August. At December 31, 1999, the interest rate was 6.059%. Advance is not payable.

Fixed Rate Advance dated November 5, 1999 in the amount of $7,000,000, maturity date November 14, 2003 bearing an interest rate of 6.40%. Advance is not prepayable. Interest payable semi-annually on May 15th and November 15th.

Fixed Rate Advance dated November 8, 1999 in the amount of $3,000,000, maturity date March 8, 2000 bearing an interest rate of 5.74%. Interest due at maturity. Advance is not prepayable.

Fixed Rate Advance dated December 3, 1999 in the amount of $3,000,000, maturity date December 3, 2002 bearing an interest rate of 6.56%. Interest payments are due on the 1st of each month. Advance is not prepayable.

These borrowings were secured by U.S. Treasury Note, Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA) securities. The maturity dates of these securities range from February 2000 to February 2029, with coupon interest rates paying between 8.50% and 6.00%. Total estimated fair value of the securities at December 31, 1999, was $18,497,601. These securities are held in safekeeping at the Federal Home Loan Bank of New York.

These borrowings were also secured by residential mortgages. The average maturity is 30 years. The average interest rate is 10%. Total estimated fair value of these securities at December 31, 1999, was $23,197,544.

The average balance of Other Borrowings for 1999 was $19,084,028 and the maximum outstanding amount at any month end was $38,000,000.

The Bank had available to it, under various lines of credit from the Federal Home Loan Bank of New York and Morgan Stanley & Company, Inc. a total of $60,499,509 at December 31, 1998. The borrowing limit at the Federal Home Loan Bank of New York is calculated on 25% of the Bank's total average assets and is subject to specific collateral requirements. At December 31, 1998, the outstanding balances on these lines of credit were $3,000,000, with remaining available credit of $57,499,509. The outstanding balance at year end consisted of a five year 5.56% fixed rate advance with a stated maturity date of December 2001, a call date of December 1999, obtained through the Federal Home Loan Bank of New York and Demand Notes issued to the U.S. Treasury totaling $174,645.

These borrowings were secured by U.S. Treasury Notes, Federal Home Loan Bank Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) securities. The maturity dates of these securities range from November 1999 to August 2024, with coupon interest rates paying between 5.00% to 8.50%. Total estimated fair value of these securities at December 31, 1998, was $17,623,784. These securities are held in safekeeping at the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York. The average balance of Other Borrowings for 1998 was $7,020,425 and the maximum outstanding amount at any month end was $16,000,000.

At December 31, 1999 and 1998, the estimated fair value of Other Borrowings approximated cost.

Note O. Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. At December 31, 1999 the Bank's total commitments to extend credit were $9,604,050 at fixed rates and $18,090,000 at variable rates. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 30 performance standby letters of credit totaling $1,876,400 as of December 31, 1999. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

Residential mortgage loans which have been sold in the secondary market may present off-balance sheet-risk to the Bank in the form of first payment buyback obligation. This buyback obligation commences with the date of later of the date of sale of the loan to the investor and/or the first contractually due payment by the mortgage. At December 31, 1999 this buyback obligation totaled $223,200.

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

                         1999 Actual(%)       1998 Actual(%)   Required(%)
Tier I                      10.96                12.09            6.00
Tier II                      1.25                 1.25              **
Total Risk-Based Capital    12.20                14.14           10.00
Leverage Ratio               8.33                 8.47            4.00

**Tier II Capital is limited to maximum of 100% of Tier 1 Capital.

Note Q. SMTB FINANCIAL GROUP, LLC
During 1999, the bank formed SMTB FINANCIAL Group, LLC. No revenues or expenses were incurred during 1999. The bank expects to record cash flows during 2000.

Selected Financial Data
Consolidated Average Balance Sheet Data

                                                                                               As of December 31,
(in thousands)                                                      1999           1998           1997          1996         1995
____________________________________________________________________________________________________________________________________
Cash and Due from Banks ...................................     $   9,695      $   8,162     $   7,796     $   7,401      $    6,781
Investment Securities:
  Obligations of U.S. Government and Agencies .............        23,040         20,875        18,828        10,788         10,496
  Mortgage-Backed Securities ..............................        26,667         34,339        45,452        31,392         33,601
  Obligations of State and Political Subdivisions .........        17,361         12,686         5,213         4,814          5,259
  Other Securities ........................................         1,518            857           823           600            331
           Total Investment Securities ....................        68,586         68,757        70,316        47,594         49,687
Federal Funds Sold ........................................         8,177         12,943         6,884         7,681          3,758

Loans (Net of Unearned Discount) ..........................       144,443        104,848        98,997        99,451         86,437
    Less: Allowance for Possible Loan Losses ..............         2,227          1,934         1,513         1,550          1,412
Loans:  Net ...............................................       142,216        102,914        97,484        97,901         85,025

Bank Premises and Equipment ...............................         3,153          2,900         2,515         2,793          3,133
                                                                                                                          ---------
Other Assets
  Other Real Estate Owned .................................           908          2,891         4,245         4,523          5,489
  Other ...................................................         3,935          3,431         2,695         3,207          2,839
           Total ..........................................     $ 236,670      $ 201,998     $ 191,935     $ 171,100      $ 156,712

Liabilities
Deposits:
  Demand (Non-Interest Bearing) ...........................     $  50,682      $  45,014     $  42,664     $  38,425      $  35,075
  Money Market ............................................        49,519         40,211        33,636        26,627         22,965
  Savings (including NOW) .................................        53,776         54,265        58,814        60,578         60,404
  Time ....................................................        42,184         35,965        31,506        28,660         22,896
           Total Deposits .................................       196,161        175,455       166,620       154,290        141,340
Securities Sold Under Agreements to Repurchase ............             0          1,174         2,800         1,645          1,690
Other Borrowings ..........................................        21,129          6,965         5,502           848            247
Other Liabilities .........................................         1,399          1,290         1,641         1,141          1,157
           Total Liabilities ..............................       218,689        184,884       176,563       157,924        144,434

Stockholders' Equity
Common Stock - $2.50 Par Value ............................         2,240          2,240         2,240         2,240          2,240
Capital Surplus ...........................................         1,993          1,993         1,993         1,993          1,993
Accumulated Other Comprehensive Income ....................          (270)           279           121          (156)           (53)
Retained Earnings .........................................        17,504         14,296        11,465         9,546          8,579
           Total ..........................................        21,467         18,808        15,819        13,623         12,759
           Less:  Treasury Stock ..........................         3,486          1,694           447           447            481
           Total Stockholders' Equity .....................        17,981         17,114        15,372        13,176         12,278
           Total ..........................................     $ 236,670      $ 201,998     $ 191,935     $ 171,100      $ 156,712


Selected Financial Data
Consolidated Balance Sheets

                                                                                                 As of December 31,
(in thousands)                                                        1999           1998          1997          1996          1995
____________________________________________________________________________________________________________________________________

Assets
Cash and Due from Banks ....................................     $  10,195      $   7,124     $   7,667     $   7,690     $   7,003
Investment Securities Held to Maturity:
  Obligations of U.S. Government ...........................             0              0         2,003         2,008         2,014
  Obligations of U.S. Government Agencies ..................             0              0             0             0             0
  Mortgage-Backed Securities ...............................         2,829          4,582         7,237         9,003        10,227
  Obligations of State and Political Subdivisions ..........         5,142          6,293         6,458         4,997         4,648
  Other Securities .........................................             0              0             0             0             0
           Total ...........................................         7,971         10,875        15,698        16,008        16,889
Investment Securities Available for Sale:
  Obligations of U.S. Government ...........................         3,012          6,152         6,176             0         3,009
  Obligations of U.S. Government Agencies ..................        17,331         14,213        15,252        13,564         3,016
  Mortgage-Backed Securities ...............................        19,613         19,129        36,190        34,219        13,155
  Obligations of State and Political Subdivisions ..........        11,153         11,819             0             0             0
  Other Securities .........................................         3,581            857           856           600           599
           Total ...........................................        54,690         52,170        58,474        48,383        19,779
           Total Investment Securities .....................        62,661         63,045        74,172        64,391        36,668
Federal Funds Sold .........................................        10,350         12,500         8,300             0         6,750
Loans ......................................................       176,820        118,101       100,404       101,151        98,069
  Less: Unearned Discount ..................................           620            526           690           573           655
        Allowance for Possible Loan Losses .................         2,252          2,120         1,678         1,623         1,430
Loans, Net .................................................       173,948        115,455        98,036        98,955        95,984
Bank Premises and Equipment ................................         3,207          3,259         2,455         2,619         3,173
Other Assets
  Other Real Estate Owned ..................................           856          1,073         3,928         5,088         5,046
  Other ....................................................         4,864          3,370         3,098         2,886         2,904
           Total ...........................................     $ 266,081      $ 205,826     $ 197,656     $ 181,629     $ 157,528

Liabilities
Deposits:
  Demand (Non-Interest Bearing) ............................     $  50,008      $  49,752     $  42,567     $  42,563     $  35,945
  Money Market .............................................        53,668         42,807        36,326        27,412        23,376
  Savings (including NOW) ..................................        51,563         55,057        56,283        60,196        59,656
  Time .....................................................        52,567         36,259        33,020        28,757        24,605
           Total Deposits ..................................       207,806        183,875       168,196       158,928       143,582
Dividend Payable ...........................................           177            166           152           139           121
Securities Sold Under Agreements to Repurchase .............             0              0         2,800         2,800             0
Other Borrowings ...........................................        38,000          3,175         8,452         4,486             0
Other Liabilities ..........................................         1,408          1,198         1,077         1,179           988
           Total Liabilities ...............................       247,391        188,414       180,677       167,532       144,691

Stockholders' Equity
Common Stock - $2.50 Par Value .............................         2,240          2,240         2,240         2,240         2,240
Capital Surplus ............................................         1,994          1,994         1,994         1,994         1,994
Accumulated Other Comprehensive Income .....................        (1,069)           249           249            81           (28)
Retained Earnings ..........................................        19,314         15,770        12,943        10,229         9,078
           Total ...........................................        22,479         20,253        17,426        14,544        13,284
           Less:  Treasury Stock ...........................         3,789          2,841           447           447           447
           Total Stockholders' Equity ......................        18,690         17,412        16,979        14,097        12,837
           Total ...........................................     $ 266,081      $ 205,826     $ 197,656     $ 181,629     $ 157,528

Selected Financial Data
Consolidated Income Statements
                                                                                          Year Ended December 31,
                                                              1999            1998           1997            1996            1995
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans .........................     $12,673,580     $ 9,996,927     $ 9,731,626     $ 9,391,802     $ 8,278,027
Interest on Balance due from Banks .................          45,609           7,631           5,973           1,493               0
Interest on Federal Funds Sold .....................         411,031         707,252         382,157         417,107         221,857
Interest and Dividends on Investment
  Securities :
   Taxable:
        Obligations of U.S. Government .............         339,877         414,782         235,724         141,265         431,259
        Obligations of U.S. Government
           Agencies ................................       1,166,148         920,343       1,038,404         569,716         178,689
        Mortgage-Backed Securities .................       1,659,362       1,979,480       2,847,023       1,833,879       1,901,977
        Other Securities ...........................         102,946          57,932          52,010          37,638          22,385
  Total ............................................       3,268,333       3,372,537       4,173,161       2,582,498       2,534,310
  Exempt from Federal Income Taxes:
  Obligations of State and Political
      Subdivisions .................................         821,512         656,858         308,609         293,774         318,174
      Total Interest Income ........................      17,220,065      14,741,205      14,601,526      12,686,674      11,352,368

Interest Expense
Money Market Accounts ..............................       1,587,735       1,418,621       1,136,766         834,353         716,465
Certificates of Deposit of $100,000 and
      Over .........................................         697,356         516,403         392,267         361,484         210,891
Other Time Deposits ................................       1,827,508       2,060,082       2,161,906       2,343,908       2,316,078
Interest on Securities Sold Under
  Agreements to Repurchase .........................               0          72,826         174,556         100,932         106,511
Interest on Other Borrowings .......................       1,145,234         375,057         286,995          44,308          14,950
           Total Interest Expense ..................       5,257,833       4,442,989       4,152,490       3,684,985       3,364,895
           Net Interest Income .....................      11,962,232      10,298,216      10,449,036       9,001,689       7,987,473
Provision for Possible Loan Losses .................         450,000         525,000         805,000         370,000         110,000
Net Interest Income After Provision
      for Possible Loan Losses .....................      11,512,232       9,773,216       9,644,036       8,631,689       7,877,473

Other Non-Interest Income
Trust Department Income ............................         461,383         400,569         364,600         434,069         401,811
Service Charges on Deposit Accounts ................       1,501,740       1,479,577       1,518,765       1,337,449       1,278,668
Other Income .......................................       1,201,272         952,721         751,137         540,588         482,538
Net Gain on Sales of Investment Securities .........          17,012          40,676               0          16,724           1,393
           Total Other Non-Interest Income .........       3,181,407       2,873,543       2,634,502       2,328,830       2,164,410

Other Operating Expenses
Salaries ...........................................       3,626,284       3,252,761       2,949,150       3,379,214       3,470,680
Pensions and Other Employee Benefits ...............         704,559         682,397         669,919         717,516         761,577
Net Occupancy Expense ..............................         864,844         835,787         874,033       1,130,358         944,571
Furniture and Equipment Expense ....................         807,080         621,808         589,897         637,029         622,775
Other Expenses .....................................       1,992,593       1,726,923       1,793,602       2,393,013       1,922,109
           Total Other Operating Expenses ..........       7,995,360       7,119,676       6,876,601       8,257,130       7,721,712
Income Before Income Taxes .........................       6,698,279       5,527,083       5,401,937       2,703,389       2,320,171
Provision for Income Taxes .........................       2,444,626       2,026,670       2,081,118         997,891         848,790
Net Income $ .......................................       4,253,653     $ 3,500,413     $ 3,320,819     $ 1,705,498     $ 1,471,381


Selected Financial Data
Supplementary Information

                                                       1999              1998               1997             1996           1995
____________________________________________________________________________________________________________________________________
Per Share Data
Net Income $ .........................                  5.25          $   4.15          $    3.83          $    1.97      $   1.70
Book Value ...........................                 23.07             21.16              19.60              16.27         14.82

Dividends Declared
Cash Dividends per Share..............                  0.88              0.80               0.70               0.64          0.56
Cash Dividends Declared...............               712,279           673,271            606,575            554,582        484,890

Year-End Data
Total Assets .............................       266,081,443       205,825,657        197,656,436        181,629,049    157,528,274
Total Deposits ...........................       207,806,261       183,875,462        168,195,635        158,928,455    143,581,497
Total Stockholders' Equity ...............        18,690,015        17,412,189         16,979,459         14,097,239     12,837,073
Total Trust Assets .......................        90,386,444        83,966,013         76,562,667         70,643,739     71,304,522
Number of Shares Outstanding .............           806,168           822,765            866,536            866,536       866,536

Selected Ratios                                                        %               %              %          %           %
____________________________________________________________________________________________________________________________________
Net Income to:
  Total Income ..........................................           20.85          19.87          19.27        11.36        10.89
  Average Total Adjusted Assets .........................            1.79           1.74           1.73         0.99         0.94
  Average Adjusted Stockholders'
    Equity ..............................................           23.31          20.79          21.78        12.77        11.91
Average Adjusted Stockholders'
  Equity to Average Adjusted Assets .....................            7.70           8.35           7.95         7.79         7.88
Dividend Payout Ratio ...................................           16.68          19.23          18.27        32.52        32.95

Management is not necessarily aware of the price for every transaction of Bancorp stock. The following charts show the prices for the transactions of which management is aware. All per share data has been adjusted to reflect the May 1998 two-for-one split.
                                                 Per Share
                                                                       Cash
                                                                    Dividend
By Quarter                                     High       Low       Declared
1999
First Quarter .............................   $ 56.75   $ 55.00     $ 0.220
Second Quarter ............................     62.00     55.00       0.220
Third Quarter .............................     57.00     55.50       0.220
Fourth Quarter ............................     60.50     55.75       0.220
Total Cash Dividends Declared .............                         $ 0.880

1998
First Quarter                                 $ 57.25     41.00     $  0.200
Second Quarter                                  57.00     52.00        0.200
Third Quarter                                   57.00     55.50        0.200
Fourth Quarter                                  55.88     54.50        0.200
Total Cash Dividends Declared                                       $  0.800

1997
First Quarter                                 $ 36.00   $ 34.00     $  0.175
Second Quarter                                  42.00     36.00        0.175
Third Quarter                                   51.00     38.50        0.175
Fourth Quarter                                  85.00     52.75        0.175
Total Cash Dividends Declared                                       $  0.700

Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Smithtown Bancorp is a one-bank holding company formed in 1984. Its income is derived solely from the operations of its sole subsidiary, Bank of Smithtown. The Bank operates seven full service offices in the north central region of Suffolk County and offers a full line of consumer and commercial products, including a Trust and Investment Management Division. Bank of Smithtown is committed to providing increased shareholder value through superior customer service, efficiency of operations and financial products especially geared toward the community which we serve. The year 1999 was another outstanding year for Bank of Smithtown. Once again we achieved the earnings level, balance sheet growth and return on equity achieved only by the highest performing banks in the nation. Most national averages for indices of bank performance pale in comparison to Bank of Smithtowns' ratios. Efficiency reached its peak level in five years. Earnings per share attained an unprecedented level in the bank's history, and demand and the company's stock continued to perform well in spite of market trends to the contrary.

1999 was a year during which Bank of Smithtown's focus was in two arenas: growth in balance sheet assets and strengthening of internal assets to support this growth. The Long Island economy remained very strong during 1999, with a corresponding benefit felt in the real estate market. Loan demand has been very strong, evidenced by the 49.86% growth in the loan portfolio. Growth on the liability side of the balance sheet was required to keep pace with the asset growth, and was accomplished through traditional increased deposit gathering as well as alternative sources of funding, part of the bank's overall asset liability management plan. Internally, resources were committed to achieving a smooth transition over the century date change, which proved to be very successful. Although dollars and time spent on Year 2000 preparation are not reflected in 1999's bottom line, confidence in our institution was strengthened due to our efforts. New technological systems were implemented during the year, the results of which will decrease consumer inquiry response time and improve and expand customer database information. During 1999, the bank began receiving images of checks on magnetic media which dramatically reduced time spent on research, thereby providing back office staff more time to service their internal and external customers. A new Marketing Customer Information File
(MCIF) and Profitability System was purchased and has been helpful in improving our customer segmentation and relationship management programs. Also during 1999, significant time and resources were dedicated to the development of three new products to be introduced to our customer base during the first and second quarters of 2000. These products include credit cards, a debit card and internet banking. Adding to the bank's already large array of deposit products, during 1999 Bank of Smithtown introduced a variable rate money market product, the Premier Account, whose rate is tied to the 90 day Treasury Bill. This product was designed to provide maximum returns for investments greater than $50,000. The challenge for most community banks today remains achievement of economies of scale and efficiencies enjoyed by the larger banks along with attainment of customer service levels unsurpassed by other financial service institutions. Few community banks have come close to meeting this challenge. Bank of Smithtown's results of operations speak for themselves.

Bank of Smithtown's balance sheet changed dramatically during 1999. Total assets grew from $205,825,657 at year-end 1998 to $266,081,443 at year end 1999, a
29.28% increase. The area of largest growth was in the loan portfolio which reached a historical high of $176,200,017, net of unearned income. This represents a 49.86% increase in portfolio volume. Loans now comprise 66.22% of total assets. The segregation of credits within the portfolio also changed, with 46.00% of the portfolio invested in commercial real estate loans, 21.19% of the portfolio in residential mortgages, 18.10% in commercial and industrial loans and 12.76% in construction loans. The balance of the portfolio is made up of consumer loans. The most significant change in loan composition during 1999 was the 178.41% increase in residential mortgages. These loans are high credit quality with low loan to value ratios conributing toward management's decision to increase holdings of these loans. The level of investment securities remained stable throughout 1999, with a slight increase in the securities available for sale portfolio and corresponding decrease in securities held to maturity. The allocation of securities held within the investment portfolio also remained constant. At year end 1999 investment securities represented 23.55% of total assets as compared to 30.63% at year end 1998. Federal funds sold decreased from $12,500,000 at December 31, 1998 to $10,350,000 at December 31, 1999. These
funds were used during the course of the year to fund loan growth, resulting in significantly higher yields. The balance in federal funds sold was unusually high at year end compared to levels maintained during the balance of the year due to Y2K liquidity needs. These funds will be re-channeled appropriately after year end. Bank premises and equipment remained stable from 1998 throughout 1999. A parcel of land was purchased during 1999 which will be the future site of Bank of Smithtown's newest branch location scheduled to open during 2000. The bank's holdings of Other Real Estate Owned declined by 20.25% from 1998 to 1999, through the sale of one property. There now remain two properties in this asset category, one piece of commercial land and one residential property. Other assets increased by 44.31% during 1999, from $3,370,227 to $4,863,739. This was the result of an increase in deferred taxes due to the large change in the Unrealized Loss on Securities Available for Sale. The liability side of the balance sheet also underwent dramatic changes during 1999. Deposit growth was significant, and increased from $183,875,462 at December 31, 1998 to $207,806,261 at December 31, 1999, a 13.01% increase. The composition of the deposit base also changed significantly, with money market accounts increasing by 25.37% and time deposit accounts increasing by 44.98%. As part of its overall asset/liability management plan, the bank aggressively sought to increase deposit balances as one part of its total funding plan to support new loan growth. The premier money market account along with incrementally higher rates paid to 'Preferred Depositors' resulted in greatly increased volumes. Also part of the deposit growth plan were various promotional certificate of deposit programs. These programs raised significant dollars for the bank and remain a cost effective funding alternative. Other borrowings increased from $3,174,645 at December 31, 1998 to $38,000,000 at December 31, 1999. These borrowings are all in the form of advances from the Federal Home Loan Bank with laddered maturities at both fixed and variable rates. These borrowings represent an alternative source of funding available to Bank of Smithtown and are once again part of an overall strategy to maintain reasonable loan growth funded by both traditional and 'non-traditional' sources. This 'non-traditional' source of funding has now become a very normal, recurring source of funds for all financial institutions competing for the same dollars of deposits. Stockholders' equity increased by 7.34% from year end 1998 to year end 1999. The bank's Repurchase Program begun in 1998 designed to control the rapid growth of capital, was continued into 1999. The Board of Directors authorized an additional $800,000 to be used for the repurchase of bank stock. A total of 16,597 shares were repurchased during 1999, with a total for the two years ending December 31, 1999 of 60,368 shares. At year end 1999, the bank held 89,742 shares of Treasury stock at cost with a value of $3,788,953. Capital ratios remain consistently strong by all regulatory guidelines and Bank of Smithtown continues to be classified as'well capitalized.'

The bank's income statement reflects a continued upward trend in earnings, with $4,253,653 of net income, the highest level ever achieved by the bank in its 90 years of operation. The driving force behind earnings, and certainly its largest component, remains net interest income. The difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities, net interest income, reached $11,962,232 for the period ending December 31, 1999, an increase of $1,664,016, or 16.16% over 1998. Interest and fees on loans was the largest contributor to this increase. Interest expense climbed by 18.34% due primarily to the cost of other borrowings. The bank's cost of deposits remains low in comparison to peers. Net interest income as a percentage of total income increased slightly from 58.46% to 58.63%. The bank's provision for possible loan losses, which is the charge to current expense added to the Allowance for Possible Loan Loss account was $425,000 for the period ended December 31, 1999 compared to $525,000 for the same period in 1998. This reduction in provision expense was based on management's assessment of the current loan portfolio and overall high asset quality level. Non-interest income, the bank's source of fee income on its deposit accounts, delivery channel services, and loan originations increased by 10.71% over the year ended December 31, 1998, and represents 15.59% of total income. Other operating expenses, also increased by 12.30%. These expenses represent the bank's costs of doing business, such as salary and benefit expense, overhead costs and miscellaneous legal, accounting and computer expenses. Operating costs represent 49.51% of total expenses for 1999 and 50.44% of total expenses for 1998.
Earnings per share at year end 1999 was $5.25 compared to $4.15 at year end 1998, with average weighted common shares outstanding of 810,130 compared to 844,496. This 26.51% increase in EPS is the result of the superior level of earnings and the stock repurchase program.

Interest Income
Interest income for the three years ended December 31, 1999, 1998 and 1997 was $17,220,065, $14,741,205 and $14,601,526. The largest contributor to interest income is interest and fees on loans and represents 73.60%, 67.82%, and 66.65% of the total. This increased income is the result of the 49.86% increase in loan volume. As can be seen from the Average Balance Sheet and Yield Analysis Schedule, yield on the loan portfolio decreased from 9.71% during 1998 to 8.91% during 1999. This reduction in yield is related to the lower interest rate environment during early 1999 as well as the composition of the loan portfolio. The next largest contributor to interest income is the investment portfolio, which remained at substantially the same level during 1999 and 1998, and comprises 23.55% and 30.63% of total assets. However, yield on the portfolio increased from 6.35% to 6.58% in 1999. This was the result of adding higher yielding securities to the portfolio upon principal reductions and maturities of securities purchased during lower rate environments. Interest on federal funds sold contributed a smaller percentage of interest income during 1999 than 1998. However, these funds remain a significant source of income for the bank, as they represent daily excess funds which are invested overnight until further reclassification into higher yielding assets.

Interest Expense
Interest expense for the three years ended December 31, 1999, 1998 and 1997 was $5,257,833, $4,442,989 and $4,152,490, an increase of 26.62% over the three year period. For the two years ended 1998 and 1997, the interest cost for the bank was primarily that of its deposit accounts, and this cost was 3.06% and 2.99%, respectively. During 1999, this interest cost to the bank was made up of the cost for its deposits, which was 2.83% and the cost of other borrowings which was 5.42%. Interest expense on deposit accounts remains the largest percentage of total interest expense, and represents 78.22% of this total. The bank's low interest cost on deposit accounts is due to the composition of its deposit base, with lower yielding savings and NOW accounts comprising 24.82% of this base. Competitive, higher yielding money market and certificate of deposit rates are offered to the customer base in return for higher balances and larger relationships. 'Preferred customers' who conduct a majority of their banking business with us, and customers maintaining high balances in single accounts receive rates that are among the highest paid in the state. Other borrowings have been an alternative source of funding for the bank as it continues to expand its current deposit base. Additional branch locations planned to open in the future, the addition of alternative delivery channels, internet banking and increased sales training and efforts by branch personnel represent the strategic direction of the bank to expand its customer base. The use of other borrowings as both a temporary and longer term source of funding is both acceptable and common at financial institutions as long as they are part of a carefully planned and executed asset liability management program.

Net Interest Income
Net interest income is the largest contributor to net income and represents 58.63% of total income at year end 1999 compared to 58.46% at year end 1998. Net interest income increased from $10,298,216 during 1998 to $11,962,232 during 1999. The average volume of interest earning assets increased by 18.97% during 1999, while the volume of interest bearing liabilities increased by 20.23% over the same period. The result of these increases in the balance sheet was an interest margin of 5.63%, slightly lower than the margin during 1998 of 5.76%. This interest margin still remains very high compared to the banks' peers. The higher rate environment characteristic of 1999 placed downward pressure on margins, yet it had minimal effect on the bank's spread. This was achieved through the addition of high yielding assets and relatively low cost funding.

The tables below show a comparative analysis of the major areas of interest income, interest expense and resultant changes in net interest income. Variances in the rate volume relationship has been allocated to the rate.

Average Balance Sheet and Yield Analysis

                                                                1999                                  1998
(in thousands)                                      Average                 Average     Average                 Average
Tax Equivalent Basis                                Balance    Interest     Rate(%)     Balance     Interest     Rate(%)
____________________________________________________________________________________________________________________________________

Assets
Interest-Earning Assets:
  Investment Securities:
    Taxable ...................................  $   51,225  $    3,268      6.38     $  56,071   $   3,372       6.01
    Nontaxable ................................      17,361       1,245      7.17        12,686         995       7.84
  Total Investment Securities .................      68,586       4,513      6.58        68,757       4,367       6.35
  Balances Due from Banks .....................         848          46      5.42           166           8       4.82
  Total Net Loans .............................     142,216      12,673      8.91       102,914       9,997       9.71
  Federal Funds Sold ..........................       8,177         411      5.03        12,943         707       5.46
  Total Interest-Earning Assets ...............     219,827      17,643      8.03       184,780      15,079       8.16
  Non-Interest-Earning Assets .................      16,843           0      0.00        17,218           0       0.00
     Total Assets .............................  $  236,670  $   17.643      7.45     $ 201,998   $  15,079       7.47

Liabilities
Interest-Bearing Liabilities:
  Savings Deposits (including NOW) ............  $   53,776  $      553      1.03     $  54,650   $     781       1.43
  Money Market Accounts .......................      49,519       1,588      3.21        40,211       1,419       3.53
  Certificates of Deposit .....................      42,184       1,972      4.67        35,580       1,795       5.05
Total Interest-Bearing Deposits ...............     145,479       4,113      2.83       130,441       3,995       3.06
Securities Sold Under Agreements
  to Repurchase ...............................           0           0      0.00         1,174         73        6.22
Other Borrowings ..............................      21,129       1,145      5.42         6,965        375        5.38
Total Interest-Bearing Liabilities ............     166,608       5,258      3.16       138,580      4,443        3.21
Non-Interest Bearing Liabilities:
  Demand Deposits .............................      50,682           0      0.00        45,014          0        0.00
  Other .......................................       1,399           0      0.00         1,290          0        0.00
     Total Liabilities ........................     218,689       5,258      2.40       184,884      4,443        2.40
Stockholders' Equity ..........................      17,981           0      0.00        17,114          0        0.00
     Total Liabilities and
         Stockholders' Equity .................   $  236,670 $    5,258      2.22     $ 201,998   $  4,443        2.20

Interest Margin                                              $   12,385                           $ 10,636
Interest Spread on:
  Average Total Assets                                                       5.23%                                5.27%
  Average Total Interest-Earning Assets                                      5.63%                                5.76%

Rate Volume Relationships of Interest Margin on Earning Assets


                                                          1999/1998                       1998/1997
                                                   Increase (Decrease)               Increase (Decrease)
                                                    Due to Change in                  Due to Change in

                                                                      Net                                Net
(in thousands)                                 Volume        Rate     Change       Volume      Rate      Change
____________________________________________________________________________________________________________________________________
Interest Income:
Investment Securities:
  Taxable ...................................   $  (291)   $   205   $    (86)   $  (579)   $  (222)   $   (801)
  Nontaxable ................................       366        (85)       281        671       (144)        527
     Total Investment Securities ............        75        120        195         92       (366)       (274)
Total Net Loans .............................     3,817       (825)     2,992        542       (277)        265
Federal Funds Sold ..........................      (260)       (57)      (317)       336        (11)        325
Balances Due from Banks .....................        33          1         34          2          0           2
     Total Interest-Earning Assets ..........     3,665       (761)     2,904        972       (654)        318
Interest Expense:
  Savings Deposits ..........................       (13)      (219)      (232)       (68)      (118)       (186)
  Money Market Accounts .....................       328       (129)       199        222         60         282
  Certificates of Deposits ..................       333       (132)       201        230        (22)        208
     Total Interest-Bearing Deposits ........       648       (480)       168        384        (80)        304
Securities Sold Under Agreements
  to Repurchase .............................       (73)       (73)      (146)      (101)         0        (101)
Other Borrowings ............................       763          2        765         76         12          88
     Total Interest-Bearing Liabilities .....     1,338       (551)       787        359        (68)        291
     Changes in Interest Margin .............   $ 2,327    $  (210)  $  2,117    $   613    $  (586)   $     27

Other Operating Income

The schedule below details items of non-interest income for the years ended December 31,


                                                                                       1999               1998              1997
____________________________________________________________________________________________________________________________________
Other Operating Income
  Trust and Investment Management Department Income ....................          $  461,383          $  400,569        $  364,600
  Service Charges on Deposit Accounts ..................................           1,501,740           1,479,577         1,518,765
  Other Income .........................................................           1,201,272             952,721           751,137
  Net Gain on the Sales of Investment Securities .......................              17,012              40,676                 0
     Total .............................................................          $3,181,407          $2,873,543        $2,634,502

Other Operating Income represents fee income collected by the bank on non-rate sensitive transactions. As margins tighten due to the rising rate environment, the generation of fee income plays a larger role in the level of net income. Other operating income increased by 10.71% over 1998 and 20.76% over 1997. Service charges on deposit accounts is the single largest contributor to Other Operating Income and it increased from $1,479,577 to $1,501,740 or 1.50% from 1998 to 1999. This minimal increase is due to the large number of preferred accounts whose service charges are waived, another benefit offered to customers who maintain their primary relationship with Bank of Smithtown. Income from Trust and Investment Management Services increased by 15.18% over the 1998 level due to the addition of several large investment management accounts. The Trust and Investment Management Division of Bank of Smithtown will soon be offering more services to the smaller investor as well as larger investment, custody, and estate planning and management services. Other income rose by 26.09% and 59.93% over 1998 and 1997 levels. This is due in small part to gains on the sale of Other Real Estate Owned, and in a larger part to increased fee income on a higher volume of ATM transactions. Loan fees are also a large part of Other Income and these fees increased dramatically during 1999 by 37.43%. During 1999, the bank also recognized $17,012 on the sale of an investment security held in its available for sale portfolio.

Other Operating Expenses

Detailed below are the components of the Other Operating Expenses for the years ended December 31,

                                                                                 1999                  1998                 1997
____________________________________________________________________________________________________________________________________
Other Operating Expenses
  Salaries .......................................................            $3,626,284            $3,252,761          $2,949,150
  Pensions and Other Employee Benefits ...........................               704,559               682,397             669,919
  Net Occupancy Expense ..........................................               864,844               835,787             874,033
  Furniture and Equipment Expense ................................               807,080               621,808             589,897
  Other Expenses .................................................             1,992,593             1,726,923           1,793,602
     Total .......................................................            $7,995,360            $7,119,676          $6,876,601

Other Operating Expenses represent various categories of non-interest expense. These expenses increased by 12.30% over 1998 levels and 16.27% over 1997 levels. Salary and benefit expense increased during 1999 partially due to the increasing costs of health insurance, as well as additions to Senior Management. Increases in balance sheet assets, such as experienced in 1999, require additional internal resources to carefully manage the bank's strategic plan and hence yield the highest returns for our shareholders within all boundaries of safety and soundness. Also reflected in salary expense, to a lesser degree than in prior years, is compensation expense paid to consultants for assistance with various software programs and sales training for branch personnel. Net occupancy expense increased slightly from $835,787 during 1998 to $864,844 during 1999. This resulted from increased lease payments on branch properties, and depreciation expenses attributed to leasehold improvements. Expenses related to the maintenance of Other Real Estate Owned declined during 1999, as only two properties remain to be sold. Furniture and equipment expense rose by 29.80% and 36.82% over 1998 and 1997. This was due to the purchase and resultant depreciation on new computer hardware and software, partially in preparation for Y2K compliance. It also is reflective of the new technology purchases necessary to maintain Bank of Smithtown's position as a leader in the financial services market. Other expenses increased by only 15.38%, reflective of continued tight expense control.

Investment Securities
Investment securities at December 31, 1999 totaled $62,661,276 as compared to $63,044,370 at year 1998, a decrease of 0.61%. As the interest rate environment increased during 1999, principal payment reductions on mortgage-backed securities decreased. Proceeds from maturities of investment securities were reinvested into higher yielding securities and were also re-channeled into new loan originations. The majority of investment securities are held in the available for sale portfolio which represents 87.28% of the total portfolio. This provides maximum liquidity for the bank, as these securities may be sold, if necessary. However, it remains management's intent to hold most securities to maturity. The composition of the portfolio has remained stable with mortgage-backed securities representing 35.82% of the portfolio and U.S. government agency securities and obligations of state and political subdivisions representing 27.66% and 26.00%, respectively. Other securities is comprised of Federal Reserve Bank stock of $127,200, Federal Home Loan Bank stock of $3,423,500 and other equity investments of $30,000. The Federal Reserve Bank stock and Federal Home Loan Bank stock are restricted. As can be seen from the accompanying Weighted Average Maturity Schedule the entire portfolio has lengthened in term and has moved from 12 years, 11 months in average term to 17 years, 10 months. This increased maturity term has resulted from slower principal reductions on mortgage-backed securities and fewer called securities. The actual maturity, or average life of the portfolio remains considerably shorter due to periodic paydowns. The Weighted Average Yield Table and the Average Balance Sheet and Yield Analysis both clearly indicate the increased yield on the investment portfolio. This yield has increased from 6.35% to 6.58% from 1998 to 1999.

The following schedule presents the amortized cost of Investment Securities Held to Maturity and estimated fair value for

Investment Securities Available for Sale as detailed in the Bank's balance sheet as of December 31:

Investment Securities Held to Maturity                                                             1999                   1998
____________________________________________________________________________________________________________________________________
Mortgage-Backed Securities .....................................................               $ 2,829,437            $ 4,582,024
Obligations of State and Political Subdivisions ................................                 5,141,551              6,292,248
     Total .....................................................................               $ 7,970,988            $10,874,272
Investment Securities Available for Sale
Obligations of U.S. Government .................................................               $ 3,012,570            $ 6,151,890
Obligations of U.S. Government Agencies ........................................                17,331,246              14,213,318
Mortgage-Backed Securities .....................................................                19,612,906              19,129,406
Obligations of State and Political Subdivisions ................................                11,152,866              11,818,684
Other Securities ...............................................................                 3,580,700                 856,800
     Total .....................................................................               $54,690,288            $ 52,170,098

The table below sets forth the investment securities by portfolio and weighted average maturity as of December 31, 1999 and 1998.

Weighted Average Maturity

Investment Securities Held to Maturity                                                       1999                       1998
____________________________________________________________________________________________________________________________________
Mortgage-Backed Securities .................................................             7yrs.  11 mos.              5 yrs.  7 mos.
Obligations of State and Political Subdivisions ............................             4 yrs.  7 mos.              3 yrs.  4 mos.
     Total .................................................................             6 yrs.  9 mos.              4 yrs.  4 mos.
Investment Securities Available for Sale
Obligations of U.S. Government .............................................             0 yrs.  1 mos.              1 yr.   0 mos.
Obligations of U.S. Government Agencies ....................................             8 yrs.  8 mos.              9 yrs.  8 mos.
Mortgage-Backed Securities .................................................            28 yrs.  4 mos.             25 yrs. 10 mos.
Obligation of State and Political Subdivisions .............................            10 yrs.  2 mos.             10 yrs.  1 mos.
     Total .................................................................            20 yrs.  9 mos.             14 yrs.  9 mos.
     Total Investment Securities ...........................................            17 yrs. 10 mos.             12 yrs. 11 mos.

The table below sets forth the investment securities by portfolio and weighted average yield as of December 31, 1999.

Weighted Average Yield

                                                                                                                          Weighted
                                                                                    Amortized           Estimated         Average
Investment Securities Held to Maturity                                                Cost              Fair Value        Yield (%)
____________________________________________________________________________________________________________________________________
Mortgage-Backed Securities: ..........................................            $ 1,233,129         $ 1,223,344           5.82
   After 1 year, but within 5 years ..................................              1,596,308           1,567,074           6.50
   After 5 years, but within 10 years
Obligations of State and Political Subdivisions:
   Within 1 year .....................................................              1,078,994           1,075,322           4.63
   After 1 year, but within 5 years ..................................              3,230,807           3,261,703           5.61
   After 5 years, but within 10 years ................................                831,750             842,312           5.30
     Total ...........................................................            $ 7,970,988         $ 7,969,755           5.72
Investment Securities Available for Sale
Obligations of U.S. Government:
   Within 1 year .....................................................            $ 3,008,273         $ 3,012,570          8.50
Obligations of U.S. Government Agencies:
   After 1 year, but within 5 years ..................................              6,000,000           5,745,010          6.03
   After 5 years, but within 10 years ................................             10,008,211           9,761,776          7.39
   After 10 years ....................................................              2,000,000           1,824,460          6.75
Mortgage-Backed Securities:
   After 10 years ....................................................             20,207,982          19,612,906          6.60
Obligation of State and Political Subdivisions
   After 1 year, within 5 years ......................................              2,680,761           2,628,999          4.33
   After 5 years, but within 10 years ................................              6,253,021           5,964,453          4.43
   After 10 years ....................................................              2,795,092           2,559,414          4.29
     Total ...........................................................            $52,953,340         $51,109,588          6.52

Loans
The Bank's loan portfolio at December 31, 1999 and 1998 (net of unearned income) was $176,200,017 and $117,575,281, respectively, an increase of 49.86% . The classification of the portfolio is as follows:

                                                                          1999            %             1998               %
____________________________________________________________________________________________________________________________________
Real Estate Loans, Construction ............................         $ 22,563,456       12.76      $ 17,349,704         14.69
Real Estate Loans, Other:
   Commercial ..............................................           81,336,842       46.00        54,025,411         45.75
   Residential .............................................           37,459,938       21.19        13,455,104         11.39
Commercial and Industrial Loans ............................           31,997,026       18.10        27,663,218         23.42
Loans to Individuals for Household,
   Family and Other Personal Expenditures ..................            3,350,208        1.89         4,782,592          4.05
All Other Loans (including Overdrafts) .....................              112,275        0.06           825,129          0.70
     Total Loans ...........................................         $176,819,745      100.00      $118,101,158        100.00

The areas of largest growth in the portfolio have been in the residential mortgage portfolio and the commercial and industrial loan portfolio. Average yield on the portfolio decreased from 9.71% to 8.91% due primarily to the change in composition. Real estate loans comprise 67.19% of the entire portfolio, but credit concentration risk in this segment has been minimized through low loan to value ratios and high credit quality of borrowers. A majority of loans made by Bank of Smithtown are to residents and businesses located in the bank's primary lending area and credit is extended to a wide spectrum of borrowers, including individuals, not for profit organizations and small to middle market businesses.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 1999:

                                                                                   After One
                                                                        Within      Year but          After
                                                                         One        Within Five       Five
(in thousands)                                                           Year        Years            Years         Total
____________________________________________________________________________________________________________________________________

Commercial (and all other loans including overdrafts)               $   13,356     $   4,803      $   403        $   18,562
Real Estate - Construction                                               2,123         2,982            0             5,105
Total                                                               $   15,479     $   7,785      $   403        $   23,667

Deposits
Average deposits for 1999 increased by 11.80% over 1998. Year end deposits increased by 13.01% over the same period in 1998. The largest areas of growth in average deposits for 1999 were money market accounts, time deposits and demand deposits, respectively. The resultant increase in interest expense on this increased deposit base was only $44,667. Competitive pricing on all deposit accounts, but in particular to customers who maintain large relationships with the bank was achieved at minimal cost.

Average Balance
(in thousands)                                            1999             1998
________________________________________________________________________________
Demand (Non-Interest Bearing) ................         $ 50,682         $ 45,014
Money Market .................................           49,519           40,211
Savings (Including NOW) ......................           53,776           54,265
Time .........................................           42,184           35,965
Total Deposits ...............................         $196,161         $175,455

At December 31, 1999, the remaining maturities of the Bank's Certificates of Deposit in amounts of $100,000 or greater were as follows:

(in thousands)
3 months or less ...........................           $ 7,234
Over 3 through 6 months ....................             2,087
Over 6 through 12 months ...................             3,529
Over 12 months .............................             4,359
Total ......................................           $17,209

Other Borrowings
Year end 1999 borrowings increased from $3,174,645 to $38,000,000. These borrowings are in the form of six advances from the Federal Home Loan Bank of New York. A description of the advances is detailed below.


Description                   Rate   Type         Maturity       Amount
________________________________________________________________________________
4 Month Advance .........     5.74   Fixed        03/08/00   $ 3,000,000
1 Year Advance ..........     5.98   Adjustable   05/19/00    10,000,000
1 Year Advance ..........     6.05   Adjustable   08/04/00    10,000,000
4 Year Advance ..........     6.40   Fixed        11/14/03     7,000,000
5 Year Advance ..........     6.56   Fixed        12/03/02     3,000,000
10 Year Repo Advance ....     4.93   Fixed        01/15/09     5,000,000
Total ...................                                    $38,000,000

The average cost for these borrowings is 5.42%. The underlying collateral for the borrowings is comprised of various U.S. government agency securities and mortgage-backed securities.

Liquidity and Rate Sensitivity
Liquidity provides the source of funds for anticipated and unanticipated deposit outflow and loan growth. The bank's primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, 'unpledged' securities available for sale, overnight federal funds sold and borrowing potential from correspondent banks. The primary factor effecting these sources of liquidity is their immediate availability if necessary, and their market rate of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The method by which the bank controls its liquidity and interest rate sensitivity is through asset/liability management. The goal of asset/liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset/liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Commercial Lending Officer and the Executive Vice President of the Retail Division of the bank serve on the asset/liability management committee. Reports detailing current liquidity position and projected liquidity as well as projected funding requirements are reviewed monthly, or as often as deemed necessary. Semiannually, the bank collects the necessary information to run an income simulation model, which tests the bank's sensitivity to fluctuations in interest rates. These rate fluctuations are large and immediate, and actually reflect the bank's earnings under these simulations. These income simulations are reviewed by the Board of Directors. Both simulations performed during 1999 reflected minimal sensitivity to upward or downward rate fluctuations. Interest income, margins and net income remain stable regardless of changes in market interest rates. These models then lead to investment, loan and deposit strategies and decisions for earnings maximization within acceptable risk levels. The following table details the interest rate sensitivity of the bank over various periods as of December 31, 1999.


                                               Three                                One          Three
                                               Months      Six         Total        Year         Years
                                   Three       Through     Months      Sensitive    Through      Through   Over
                                   Months      Six         Through     Within       Three        Five      Five    All
(in thousands)           1 Day     or Less     Months      One Year    One Year     Years        Years     Years   Other(1)  Total
____________________________________________________________________________________________________________________________________
Total Interest         $ 50,929  $ 22,087   $ 12,740    $ 13,540     $ 99,296    $ 22,267     $ 58,512  $ 65,113  $ 4,967 $ 250,155
  Earning Assets
Total Interest Bearing
  Liabilities and
  Demand Deposits (2)       556    28,468     27,968      47,098      104,090      69,853       46,858         0   25,005   245,806
Interest Sensitivity
  Gap Per Period         50,373    (6,381)   (15,228)    (33,558)      (4,794)    (47,586)      11,654    65,113  (20,038)    4,349
Cumulative Interest
  Sensitivity Gap        50,373    43,992     28,764      (4,794)      (4,794)    (52,380)     (40,726)   24,387    4,349     4,349
Percent of Cumulative
 Gap to Total Assets      18.93%    16.53%     10.81%     (1.80)%       (1.80)%    (19.69)%     (15.31)%    9.17%    1.63%     1.63%

(1) Includes interest-earning assets and interest-bearing liabilities that do not reprice as well as $1,387,685 in nonaccrual loans.

(2) Money Market Accounts assumed to decline over a 2 year period. Savings Accounts and NOW assumed to decline over a 5 year period. Demand Deposits are spread based on historical experience.
Stockholders' Equity

Shown below are the components of Stockholders' Equity as of December 31:

                                                                                     1999             1998
____________________________________________________________________________________________________________________________________

Common Stock - $2.50 Par Value ( 3,000,000 Shares Authorized;
    895,910 Shares Issued)                                                       $ 2,239,775     $  2,239,775
Capital Surplus                                                                    1,993,574        1,993,574
Retained Earnings                                                                 19,314,995       15,770,822
Accumulated Other Comprehensive Income                                            (1,069,376)         249,455
     Total                                                                        22,478,968       20,253,626
Less:Treasury Stock (89,742 and 73,145 Shares at Cost
     At December 31, 1999 and 1998, respectively)                                  3,788,953        2,841,437
     Total Stockholders' Equity                                                  $18,690,015     $ 17,412,189

Stockholders' equity increased by 7.34% from year end 1998 to year end 1999. Effective May 6, 1998 the Board of Directors approved a 2:1 stock split which increased the number of authorized shares from 1,500,000 to 3,000,000, and reduced the par value of the stock from $5 per share to $2.50 per share. Also during 1998, the Board approved $3,200,000 to be paid in the form of a special dividend from the bank to the Bancorp for the purpose of stock repurchase. During 1998, the Bancorp repurchased an adjusted equivalent of 43,771 shares at a total cost of $2,394,798. During 1999, the Board authorized an additional $800,000 dividend paid to the Bancorp for additional repurchases of company stock. For the year ended 1999, the Bancorp repurchased 16,597 additional common shares at a total cost of $947,516. Retained earnings increased by 22.47% during 1999 as a result of net income of $4,253,652 and cash dividends declared of $712,279.

Capital ratios are regarded as one of the most important indicators of a banking institution's strength. There are two capital ratios that are most significant: leverage ratio and risk based capital. Leverage at year end 1999 and 1998 was 8.33% and 8.47%, respectively. The minimum regulatory leverage ratio is 4.00%. Total risk based capital at year end 1999 and 1998 was 12.20% and 14.14%. The minimum regulatory Tier II risk based capital ratio is 10%. Bank of Smithtown is considered well capitalized by all guidelines.

Analysis of the Allowance for Possible Loan Losses The Allowance for Possible Loan Loss Account at year end 1999 was $2,251,668 compared to $2,120,371 at year end 1998. The change in the Allowance Account is the result of net charge-offs if $318,703 and a Provision for Possible Loan Losses of $450,000. Based on the high quality of the loan portfolio, and the low level of non-performing assets, management feels the Allowance for Possible Loan Losses provides adequate coverage.

The following tables describe the activity in the Allowance for Possible Loan Losses Account for the years ended December 31,

The following tables describe the activity in the Allowance for Possible Loan Losses for the years ended December 31:

 (in thousands)                                                                                        1999            1998
___________________________________________________________________________________________________________________________________
Allowance for Possible Loan Losses at Beginning of Period ......................................    $  2,120       $  1,678
Loans Charged Off:
   Commercial ..................................................................................         255            82
   Real Estate .................................................................................           9             0
   Consumer ....................................................................................         105            52
     Total Loans Charged-Off ...................................................................         369           134
Recoveries on Amounts Previously Charged-Off:
   Commercial ..................................................................................          20             6
   Real Estate .................................................................................          15            10
   Consumer ....................................................................................          16            35
     Total Recoveries ..........................................................................          51            51
Net Charge-Offs ................................................................................         318            83
Current Year's Provision for Possible Loan Losses ..............................................         450           525
Allowance for Possible Loan Losses at End of Period ............................................    $  2,252       $  2,120
Total Loans:
   Average (Net of Unearned Discount and Allowance for Possible Loan Loss)$ ....................           142,216          $102,914
   End of Period (Net of Unearned Discount) ....................................................           176,200           117,575

Ratios:                                                                                                     1999          1998
____________________________________________________________________________________________________________________________________
Net Loans Charged-Off to:
   Average Loans .................................................................................           0.22%        0.08%
   Loans at End of Period ........................................................................           0.18         0.07
   Allowance for Possible Loan Losses ............................................................          14.12         3.92
   Provision for Possible Loan Losses ............................................................          70.67        15.81
Last Year's Charge-Off to this Year's Recovery ...................................................         262.75     1,664.71
Allowance for Possible Loan Losses at Year End To:
   Average Loans (Net of Unearned Discount) ......................................................          1.56         2.02
   End of Period Loans (Net of Unearned Discount) ................................................          1.28         1.80

The following table shows the Bank's non-accrual and contractually past due loans:

                                                                                          At December 31,

(in thousands)                                                      1999           1998           1997           1996          1995
____________________________________________________________________________________________________________________________________
Accruing Loans Past Due 90 Days or More .................         $    0         $    0         $  432         $    3         $  90
Non-Accrual Loans .......................................          1,388          1,749          1,593          2,001          2,849
     Total ..............................................         $1,388         $1,749         $2,025         $2,004         $2,939

For 1999 and 1998 the difference between interest income on non-accrual loans and income that would have been recognized at original contractual rates and terms is $138,183 and $90,166, respectively.

The composition of Other Real Estate Owned at December 31 is as follows:
                                                     1999                 1998
Commercial Land ......................           $  730,354           $  712,495
Single Family ........................              125,000              360,000
   Total .............................           $  855,354           $1,072,495

The  value  of Other  Real  Estate  Owned  shown  above is net of the  Valuation
Reserve.



                               CORPORATE DIRECTORY


SMITHTOWN BANCORP AND                 Bank of Smithtown                                Bank of Smithtown
Bank of Smithtown                     Officers                                         Corporate Headquarter's

DIRECTORS                            Bradley E. Rock                                   SMITHTOWN, NY 11787-2801
Bradley E. Rock, Chairman            Chairman, President                               One East Main Street
Patrick A. Given                     & Chief Executive Oficer                          (631) 360-9300
Manny Schwartz
Edith Hodgkinson                     Anita M. Florek                                   Centereach, NY 11720-3501
Augusta Kemper                       Executive Vice President                          1919 Middle Country Road
Attmore Robinson, Jr.                & Chief Financial Officer                         (631) 585-6644
Charles E. Rockwell
Robert W. Scherdel                   Robert Anrig                                      Commack, NY 11725-3097
Barry M. Seigerman                   Executive Vice President                          2020 Jericho Turnpike
Sanford C. Scheman                   & Chief Lending Officer                           (631) 543-7400

                                     Thomas J. Stevens                                 Hauppauge, NY 11788-4346
                                     Executive Vice President                          548 Route 111
                                     & Chief Commercial Lending Officer                (631) 265-7922
SMITHTOWN BANCORP
OFFICERS                             John Romano                                       Kings Park, NY 11754-3811
Bradley E. Rock                      Executive Vice President,Marketing                14 parks Drive
CHAIRMAN, PRESIDENT                  Marketing & Retail Banking                        (631) 269-4900
& CHIEF EXECUTIVE OFFICER
                                     Ellen Metzger
Anita M. Florek                      Vice President, Marketing & Training              Lake Grove, NY 11755-2107
EXECUTIVE VICE PRESIDENT                                                               2921 Middle Country Road
& TREASURER                          Rosanna Dill                                      (631) 588-0700
                                     Vice President, Human Resources
Rosanna Dill                                                                           Northport, NY 11768-3151
VICE PRESIDENT                       Edward Benedetto                                  836 Fort Salonga Road
                                     Vice President & Comptroller                      (631) 262-1353
Judith Barber
CORPORATE SECRETARY                  Patricia Guidi
                                     Vice President, Operatons
INDEPENDENT AUDITORS
                                     Susan Ladone                                      Annual Meeting
Albrecht, Viggiano,                  Vice President, Consumer Lending                  The Annual Meeting of Stockholders
Zureck & Company, P.C.                                                                 of Smithtown Bancorp will be held
25 Suffolk Court                     Maria Nowotny                                     on Tuesday , April 4, 2000
Hauppauge.NY 11788                   Vice President & Trust Officer                    at 10:30 AM, at the:
                                                                                       Wyndham Wind Watch
                                     Carol Schofield                                   1717 Vanderbilt Motor Parkway
                                     Assistant Trust Officer                           Hauppauge,  New York 11788

GENERAL COUNSEL                      Judith Barberporate
Patricia C. Delaney, Esq.            Corporate Secretary & Cashier

                                     Assistant Vice Presidents
                                     Helene Caspar
                                     Robert Staron
                                                                                       Register and Transfer Agent
                                     Managers                                          Bank of Smithtown
                                     Ann Marie Bove                                    One East Main Street
                                     Nancy Bradley                                     Smithtown, New York 11787-2801
                                     Carol Ann Brennan
                                     Constance Lynch                                   10-KSB Report
                                     Lisa McCulloch                                    The annual report to the Securities and
                                     Connie Ponticello                                 Exchange Commission, From 10-KSB
                                     Jeanne Quortrop                                   will be made available upon request by
                                     Sylvia Scheick                                    contacting:
                                     Karen Neale                                       Judith Barber,Corporate Secretary
                                     Ronald Florek                                     Smithtown Bancorp
                                                                                       One East Main Street
                                                                                       Smithtown, New York 11787-2801
                                     Assistant Managers
                                     Donna Maresca
                                     Phyllis Kaiserman
                                     Mae Russo
                                     Ardene signorelli                                 Member Federal Reserve System and
                                     Beth Tramontana                                   Federal Deposit Insurance Corporation


                                SMITHTOWN BANCORP

                              ONE EAST MAIN STREET
                         SMITHTOWN, NEW YORK 11787-2823

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                                   To Be Held
                             TUESDAY, APRIL 4, 2000

The Annual Meeting of Shareholders of Smithtown Bancorp (the "Bancorp"), will be held at the Wyndham Wind Watch, 1717 Vanderbilt Motor Parkway, Hauppauge, New York, on April 4, 2000, at 10:30 a.m., for the following purposes:

1.   The election of three directors to serve a term of three years.

2. To approve the appointment of Albrecht, Viggiano, Zureck & Company, P.C. as independent auditors for the year ending December 31, 2000.

3. To transact such other business as may properly come before the meeting for any adjournment thereof.

Pursuant to a resolution of the Board of Directors adopted at the Board of Directors meeting on January 26, 2000, only shareholders of record at the close of business on February 25, 2000, shall be entitled to notice of and to vote at this meeting.

Dated:March 1, 2000
Smithtown, New York
                                          BY ORDER OF THE BOARD OF DIRECTORS

                                               Bradley E. Rock
                                               Chairman of the Board, President
                                               & Chief Executive Officer

                                SMITHTOWN BANCORP

                              ONE EAST MAIN STREET
                         SMITHTOWN, NEW YORK 11787-2823

                                 PROXY STATEMENT

                            GENERAL PROXY INFORMATION

     This Proxy Statement (this "Proxy Statement") is furnished in connection with the solicitation by and on behalf of the Board of Directors of Smithtown Bancorp, (the "Bancorp") of proxies to be used at the Annual Meeting of
Shareholders of the Bancorp to be held at the Wyndham Wind Watch, 1717 Vanderbilt Motor Parkway, Hauppauge, New York, on April 4, 2000, and at any adjournment thereof. The costs of the proxy solicitation are to be paid by the Bancorp. Bank of Smithtown (the "Bank" or "Bank of Smithtown" ) is a wholly-owned subsidiary of the Bancorp. This Proxy Statement is being mailed on or about March 1, 2000, to holders of the Common Shares.

Authorized Shares and Voting Rights

     Holders of record of Common Shares as of the close of business on February 25, 2000 (the "Record Date"), will be entitled to vote at the meeting. Each shareholder is entitled to one vote for each share of stock held by him or her. There were 806,168 Common Shares outstanding on the Record Date.

Revocability of Proxy

     If the accompanying form of Proxy is executed and returned, it nevertheless may be revoked by the shareholder at any time before it is exercised. But if it is not revoked, the shares represented thereby will be voted by the persons designated in each such Proxy.

Financial Statements

     A copy of the Bancorp's Annual Report to Shareholders, including financial statements for the fiscal year ended December 31, 1999, has heretofore been mailed to the shareholders.

Matters To Be Voted On At The Meeting

     There are two matters that are scheduled to be voted on at the Annual Meeting. Shareholders are being asked to vote on (1) the election of three directors, and (2) the approval of Albrecht, Viggiano, Zureck & Co., P.C., as the Bancorp's independent auditors for the year ending December 31, 2000.

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

Nominees for Election of Directors

     All nominees who are presently serving as directors were elected to their present term of office by the shareholders. The following directors whose terms are expiring this year, are proposed for re-election for terms expiring in 2003:
Bradley E. Rock, Charles E. Rockwell and Sanford C. Scheman. Sanford C. Scheman was elected to the Board on December 21, 1999, pursuant to Article 2, Section 1, of the Bancorp's By-Laws to fill the unexpired term of Attmore Robinson, Jr., who retired his position on the Board on December 21, 1999, and assumed the role of "Director Emeritus".


                                     TABLE I

                                Date                            Experience and                          Shares of Stock
                            Directorship       Director         Principal Occupation                    Beneficially Owned (2)
Name and Age                Term Expires       Since (1)        During Past 5 Years                        #               %
____________________________________________________________________________________________________________________________________
NOMINEES


Bradley E. Rock, 47            2003             1988            Chairman of the Board, President
                                                                & Chief Executive Officer of the
                                                                Bancorp and the Bank.                     7,138           .88

Charles E. Rockwell, 83        2003             1984            Retired in 1976. Formerly a
                                                                commercial airline captain. Active
                                                                in community non-profit organizations.    8,836          1.09

Sanford C. Scheman, 63         2003             2000            Principal, North Shore Orthopedic
                                                                Surgery & Sports Medicine, PC;
                                                                Chairman of the Board & Executive
                                                                Director of St. James Plaza Nursing
                                                                Facility; President, Copesetic Ventures,
                                                                Inc.; Founding member, National
                                                                Osteoporosis Institute, LLC.             1,000           .12



                            Directorship       Director         Principal Occupation                    Beneficially Owned (2)
Name and Age                Term Expires       Since (1)        During Past 5 Years                        #               %
____________________________________________________________________________________________________________________________________
DIRECTORS CONTINUING IN OFFICE

Patrick A. Given, 55          2001              1989            Real Estate Appraiser and
                                                                Consultant; Given Associates,
                                                                located at 550 Route 111,
                                                                Hauppauge, New York.                     4,225           .52

Edith Hodgkinson, 77          2001              1979            Retired Restaurateur.                   49,400          6.12

Robert W. Scherdel, 45        2001              1996            President & CEO
                                                                Sunrest Health Facilities, Inc.         12,336          1.53

Manny Schwartz, 57            2002              1998            President, Quality Enclosures,
                                                                Inc., located Central Islip, N.Y.
                                                                President, Sarasota Shower Door
                                                                Company, Inc., Quality Powder
                                                                Coating Company, Inc., and MSS
                                                                Properties, located in Sarasota, Fla.    2,250           .27

Barry M. Seigerman, 59        2002              1993            Chairman & Chief Executive
                                                                Officer Seigerman-Mulvey Co., Inc.,
                                                                Insurance Brokers, located at
                                                                45 Research Way, East Setauket,
                                                                New York.  Active in business and
                                                                community non-profit
                                                                organizations.                           2,415           .29

Augusta Kemper, 77            2002              1992            Horticulturist and Owner of Kemper
                                                                Nurseries until retirement in 1985.     49,866          6.18

1) Each director of the Bancorp is also a director of Bank of Smithtown. The dates given are the dates on which the director first served as a director of Bank of Smithtown.
2) These figures include Common Shares owned by family members of directors as to which each of the directors disclaim any beneficial ownership. Mrs.
Hodgkinson's shares include shares held by Bank of Smithtown as Trustee under the Last Will and Testament of Carlyle Hodgkinson. The amount of Common Shares beneficially owned and listed in the table above is provided as of February 25, 2000.

 Board of Directors

     The Board of Directors holds regular monthly meetings. The Board held twelve meetings during 1999. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and the committee or committees thereof on which such director served during 1999.

Committees of the Board

     The Board of Directors has established a number of committees to assist it in the discharge of its responsibilities.

     The Audit Committee, consisting of eight directors, had six meetings in 1999. The chairman of the committee during 1999 was Attmore Robinson, Jr. The chairman of the committee currently is Barry M. Seigerman. The committee reviews results of regulatory examinations, internal audits of the independent auditor in conformance with regulations of the New York State Banking Department and the laws of the State of New York. Current members of this committee are Edith Hodgkinson, Augusta Kemper, Charles E. Rockwell, Patrick A. Given, Barry M. Seigerman, Robert Scherdel, Manny Schwartz and Sanford C. Scheman.

     The Compensation Committee, consists of five members. The chairman of the committee during 1999 was Attmore Robinson, Jr. The chairman of the committee currently is Patrick A. Given. This committee makes recommendations to the Board of Directors with respect to the compensation of elected officers. Current members of this committee are Augusta Kemper, Edith Hodgkinson, Patrick A. Given, Barry M. Seigerman and Charles E. Rockwell.

     The Board of Directors does not have a standing nominating committee.

Director Compensation

         Directors of the Bank received a fee of $750 per month for the first five months of 1999. Beginning on June 1, 1999, the Directors received an annual retainer of $10,000 paid on a monthly basis at a rate of $833.33 per month, together with an attendance fee of $200 for each meeting attended. The members of the Directors Loan Committee who are not officers of the Bank and who were appointed to the committee prior to May 1, 1996, also received a monthly fee of $300 for committee membership. The total amount of directors' fees paid during 1999 was $107,449.79.

  The Board of Directors recommends a vote FOR the election of all Nominees
                         (Proposal No. 1 on the Proxy)

                        APPROVAL OF INDEPENDENT AUDITORS
                                (PROPOSAL NO. 2)

     The Audit Committee has recommended that Albrecht, Viggiano, Zureck & Co., P.C., Certified Public Accountants, continue as the independent auditors for the Bank and the Bancorp for 2000. The firm has served as the independent auditors for the Bank and the Bancorp since 1992. Representatives of the firm will be present at the annual meeting to answer questions and are free to make statements during the course of the meeting.

    The Board of Directors recommends a vote FOR the proposal to approve the independent auditors (Proposal No. 2 on the Proxy)

                  EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

 Security Ownership of Certain Beneficial Owners

The persons listed below are beneficial owners of more than 5% of the outstanding Common Shares of the Bancorp as of February 25, 2000.

Name and Address                         Common Shares              Percent
of Beneficial Owner                     Beneficially Owned          of Class
________________________________________________________________________________
Elizabeth Radau                             60,592                    7.51%
43 Edgewood Avenue
Smithtown, New York 11787

Edith Hodgkinson                            49,400                    6.12%
81 Governors Road
Sea Pines Plantation
Hilton Head, South Carolina  29928

Augusta Kemper                              49,866                    6.18%
51 Mills Pond Road
St. James, New York 11780

The following table shows stock ownership as of February 25, 2000, of all directors and officers of the Bancorp and the Bank as a group:

                                    TABLE II


                                       Number of                 Percentage of
                                     Common Shares               Outstanding
                                    Beneficially Owned           Common Shares
                                       (Note 1)
________________________________________________________________________________
Patrick A. Given ...................       4,255                       .52
Anita M. Florek ....................       2,026                       .25
Edith Hodgkinson ...................      49,400                      6.12
Robert W. Scherdel .................      12,336                      1.53
Manny Schwartz .....................       2,250                       .27
Barry M. Seigerman .................       2,415                       .29
Augusta Kemper .....................      49,866                      6.18
Sanford C. Scheman .................       1,000                       .12
Bradley E. Rock ....................       7,138                       .88
Charles E. Rockwell ................       8,836                      1.09
Thomas J. Stevens ..................       1,792                       .22
Robert J. Anrig ....................       1,000                       .12

Eleven directors and executive officers  159,810                     19.67
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

Executive Officers

     The following table sets forth information as to each executive officers of the Bancorp and the Bank as of February, 2000.

                                   TABLE III


Name              Age         Position
____________________________________________________________________________________________________________________________________

Bradley E. Rock    47        Chairman of the Board, President & Chief Executive Officer of Bancorp since January  1992.
                             President of Bancorp and the Bank October 1990 to January  1992.
                             irector of Bancorp and the Bank since 1988.
____________________________________________________________________________________________________________________________________

Anita M. Florek    49        Executive Vice President & Chief Financial Officer of the Bank since January 1993.
                             Executive Vice President & Treasurer of the Bancorp since January 1993.
                             Senior Vice President & Comptroller of the Bank March 1989 to January 1993.
                             Treasurer of Bancorp January 1991 to January 1992.

____________________________________________________________________________________________________________________________________

Thomas J. Stevens  41        Executive Vice President & Chief Lending Officer of the Bank since July 1997.
                             Senior Vice President & Commercial Loan Officer of the Bank February 1997 to July 1997.
                             Vice President & Commercial Loan Officer May 1994 to February 1997.

____________________________________________________________________________________________________________________________________

Robert J. Anrig   51         Executive Vice President & Chief Loan Officer of the Bank since  April 1998.
                             First Vice President Lending of Home Federal Savings Bank from May 1992 to April 1998.
____________________________________________________________________________________________________________________________________

Executive Compensation

The table appearing below sets forth all compensation paid in 1999 to each executive officer whose total compensation exceeded $100,000 for such year. All remuneration was paid by Bank of Smithtown.

                                    TABLE IV
                           Summary Compensation Table

Name and Principal Position     Year    Salary      Incentive         Other
                                                   Compensation    Compensation
                                                                      (1) (2)
________________________________________________________________________________
Bradley E. Rock                 1997   $212,000.00  $  38,000.00     $25,373.42
Chairman, President & CEO       1998   $223,741.38  $ 105,665.52     $28,523.15
of the Bancorp and the Bank     1999   $238,824.62  $ 120,065.00     $26,889.19
________________________________________________________________________________
Anita M. Florek                 1997   $108,120.00  $  14,000.00     $12,687.42
Executive Vice President        1998   $121,702.70  $  26,416.38     $14,087.42
of the Bancorp and the Bank     1999   $130,769.28  $  30,016.28     $15,142.40

Name and Principal Position     Year    Salary      Incentive         Other
                                                   Compensation    Compensation
                                                                      (1) (2)
________________________________________________________________________________

Thomas J. Stevens               1997   $ 88,538.34  $  13,332.11     $ 9,525.43
Executive Vice President        1998   $105,538.38  $  35,723.19     $12,483.48
of the Bank                     1999   $110,892.32  $  40,594.16     $13,785.21
________________________________________________________________________________
Robert Anrig                    1997         - 0 -         - 0 -          - 0 -
Executive Vice President        1998   $ 91,826.88         - 0 -          - 0 -
of the Bank                     1999   $130,769.30  $  31,474.42     $12,443.83

(1) These amounts include a monthly director's fee of $750 for the first five months of 1999. Beginning June 1, 1999, Mr. Rock received an annual retainer of $10,000 paid on a monthly basis at a rate of $833.33 per month, as Chairman of the Board of Directors. Mr. Rock does not receive any additional fees or any additional compensation for participation on any of the board's committees. These amounts also include employer matching contributions paid in connection with the Bank's 401(k) plan, amounts accrued during 1999 under the ESOP and premiums paid on behalf of the officers for a group term life insurance policy.

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

     No director of the Bank or the Bancorp had an aggregate amount of unsecured indebtedness to the Bank in excess of 15 percent of the Bank's equity capital account during the period of January 1, 1999, through December 31, 1999.

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

                              SHAREHOLDER PROPOSALS

     Shareholder proposals to be presented at the 2001 Annual Meeting must be received by the Secretary of the Board of Directors by November 2, 2000, to be included in the proxy statement.

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


Dated: March 1, 2000

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