Form 10-Q
period 2000-03-31
SMITHTOWN BANCORP INC
filed 2000-05-12
CIK 747345

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2000
                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 806,168 Shares of Common stock ($2.50 Par Value) Outstanding as of March 31, 2000.

                                SMITHTOWN BANCORP

                                      INDEX


Part I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
     Item 1. Financial Statements

         Consolidated Balance Sheets
              March 31, 2000 and December 31, 1999 ....................       5

         Consolidated Statements of Income
              Three months ended March 31, 2000 and 1999 ..............       6

         Consolidated Statements of Changes in Stockholders' Equity
              Three months ended March 31, 2000 and 1999 ..............       7

         Consolidated Statements of Comprehensive Income
              Three months ended March 31, 2000 and 1999 ..............       8

         Consolidated Statements of Cash Flows
              Three months ended March 31, 2000 and 1999 ..............       9

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...............................  10 - 12

     Item 3. Notes to Consolidated Financial Statements ...............      13


Part II - OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Change in Securities - None

     Item 3. Defaults under Senior Securities - None

     Item 4. Submission of Matters to Vote of Security Holders - None

     Item 5. Other Information - None

     Item 6. (A) Exhibits - None


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                           As of
                                                                                             March 31, 2000      December 31, 1999
____________________________________________________________________________________________________________________________________
Assets
Cash and Due from Banks ............................................................          $   9,288,570           $  10,195,378
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ..................................................              2,577,264               2,829,437
     Obligations of State and Political Subdivisions ...............................              5,078,868               5,141,551
                                                                                              -------------           --------------
       (Estimated Fair Value $7,628,742 and $7,969,754 and .........................              7,656,132               7,970,988
           at 3/31/00 and 12/31/99)                                                           -------------           --------------
     Investment Securities Available for Sale
     Obligations of U.S. Government ................................................                   --                 3,012,570
     Obligations of U.S. Government Agencies .......................................             19,681,851              17,331,246
     Mortgage - Backed Securities ..................................................             18,266,096              19,612,906
     Oligations of State and Political Subdivisions ................................             12,902,780              11,152,866
     Other Securities ..............................................................              3,600,700               3,580,700
                                                                                              -------------           -------------
       Total (At Estimated Fair Value) .............................................             54,451,427              54,690,288
                                                                                              -------------           -------------
     Total Investment Securities ...................................................             62,107,559              62,661,276
           (Estimated Fair Value $ 62,080,169 and  $62,660,043 at                             -------------           -------------
                  3/31/00 and 12/31/99)
Federal Funds Sold .................................................................             19,000,000              10,350,000
Loans ..............................................................................            188,171,892             176,819,745
     Less: Unearned Discount .......................................................                634,243                 619,728
              Reserve for Possible Loan Losses .....................................              2,210,459               2,251,668
                                                                                              -------------           -------------
Loans, Net .........................................................................            185,327,190             173,948,349
                                                                                              -------------           -------------
Bank Premises and Equipment ........................................................              3,117,217               3,207,348
Other Assets
     Other Real Estate Owned .......................................................                855,354                 855,354
     Other .........................................................................              9,997,834               4,863,738
                                                                                              -------------           --------------
Total Assets .......................................................................          $ 289,693,724           $ 266,081,443
                                                                                              =============           =============
Liabilities
Deposits:
     Demand ........................................................................          $  52,960,135           $  50,008,452
     Money Market ..................................................................             62,055,752              53,667,605
     NOW ...........................................................................             16,766,425              15,968,937
     Savings .......................................................................             35,691,822              35,594,368
     Time Deposits .................................................................             65,694,730              52,566,899
                                                                                              -------------           -------------
       Total .......................................................................            233,168,864             207,806,261
Dividend Payable ...................................................................                193,480                 177,357
Other Borrowed Funds ...............................................................             35,000,000              38,000,000
Other Liabilities ..................................................................              1,810,637               1,407,810
                                                                                              -------------           -------------
     Total .........................................................................            270,172,981             247,391,428
                                                                                              -------------           -------------
Stockholders' Equity
Common Stock - $2.50 Par Value,  3,000,000 Shares ..................................              2,239,775               2,239,775
     Authorized; 895,910 Shares Issued
Accumulated Other Comprehensive Income .............................................             (1,170,053)             (1,069,376)
Surplus ............................................................................              1,993,574               1,993,574
Retained Earnings ..................................................................             20,246,400              19,314,995
                                                                                              -------------           --------------
     Total .........................................................................             23,309,696              22,478,968
     Less: Treasury Stock (89,742 and 82,283 shares at cost) .......................             (3,788,953)             (3,788,953)
                                                                                              -------------           --------------
     Total .........................................................................             19,520,743              18,690,015
                                                                                              -------------           --------------
Total Liabilities and Capital ......................................................          $ 289,693,724           $ 266,081,443
                                                                                              =============           =============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                     For Three Months Ended
                                                                                             March 31, 2000         March 31, 1999
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans ........................................................             $ 3,971,796              $ 2,717,413
Interest and Dividends on:
     Obligations of U.S. Government ...............................................                  23,602                   90,146
     Obligations of U.S. Government Agencies ......................................                 321,636                  258,700
     Mortgage - Backed Securities .................................................                 344,973                  389,782
     Obligations of State & Political Subdivisions ................................                 202,758                  216,032
     Other Securities .............................................................                  59,364                   14,752
Interest on Federal Funds Sold ....................................................                 188,158                  106,011
Interest on Balances Due From Depository Institutions .............................                   5,912                      562
                                                                                                -----------              -----------
     Total Interest Income ........................................................               5,118,199                3,793,398
                                                                                                -----------              -----------
Interest Expense
Money Market Accounts .............................................................                 571,276                  345,412
Savings ...........................................................................                 131,219                  137,075
Time  Deposits $100,000 and Over ..................................................                 249,587                  134,087
Other Time Deposits ...............................................................                 540,158                  267,375
Interest on Demand Notes Issued by U. S. Treasury .................................                      --                   38,355
Interest on Other Borrowed Money ..................................................                 563,021                   94,133
                                                                                                -----------              -----------
     Total Interest Expense .......................................................               2,055,261                1,016,437
                                                                                                -----------              -----------
Net Interest Income ...............................................................               3,062,938                2,776,961
Provision for Possible Loan Losses ................................................                 120,000                   90,000
                                                                                                -----------              -----------
Net Interest Income After Provision for Possible
  Loan Losses .....................................................................               2,942,938                2,686,961
                                                                                                -----------              -----------
Other Non - Interest Income
Trust Department Income ...........................................................                 175,649                   91,861
Service Charges on Deposit Accounts ...............................................                 397,293                  370,481
Other Income ......................................................................                 322,168                  354,158
Net Securities Transactions .......................................................                  (1,359)                      --
                                                                                                -----------              -----------
     Total Other Non - Interest Income ............................................                 893,751                  816,500
                                                                                                -----------              -----------
Other Operating Expenses
Salaries ..........................................................................                 976,092                  852,114
Pension and Other Employee Benefits ...............................................                 196,011                  184,672
Net Occupancy Expense of Bank Premises ............................................                 244,208                  216,019
Furniture and Equipment Expense ...................................................                 192,503                  184,621
Miscellaneous Operating Expense ...................................................                 442,829                  446,169
                                                                                                -----------              -----------
     Total Other Operating Expense ................................................               2,051,643                1,883,595
                                                                                                -----------              -----------
Income Before Income Taxes ........................................................               1,785,046                1,619,866
Provision for Income Taxes ........................................................                 660,161                  586,757
                                                                                                -----------              -----------
     Net Income ...................................................................             $ 1,124,885              $ 1,033,109
                                                                                                ===========              ===========
Earnings Per Share
Net Income  .......................................................................             $      1.40              $     1.26
Cash Dividends Declared  ..........................................................             $      0.24              $     0.22
Weighted Average Shares Outstanding                                                                 806,168                  817,884


SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                            Cost of     Accumulated
                                           Common Stock                                     Common         Other             Total
                                       Shares                   Capital       Retained      Stock in    Comprehensive  Stockholders'
                                     Outstanding     Amount     Surplus       Earnings      Treasury    Income (Loss)       Equity
                                    -----------------------------------------------------------------------------------------------

Balance at 1/1/99 .............       822,765    $ 2,239,775   $ 1,993,574  $ 15,770,822   $(2,841,437)  $    249,455   $17,412,189
Comprehensive Income:
   Net Income .................                                                1,033,109                                  1,033,109
   Other Comprehensive Income,
     Net of Tax ...............                                                                              (179,618)     (179,618)
     Total Comprehensive Income                                                                                             853,491
   Cash Dividends  Declared ...                                                 (177,594)                                 (177,594)
Treasury Stock Purchases ......        (9,138)                                                 (506,748)                   (506,748)
                                    ------------------------------------------------------------------------------------------------
Balance at 3/31/99 ............       813,627    $ 2,239,775   $ 1,993,574  $ 16,626,337   $(3,348,185)  $     69,837   $17,581,338
                                    ================================================================================================

Balance at 1/1/00  ............       806,168    $ 2,239,775   $ 1,993,574  $ 19,314,995   $(3,788,953)  $ (1,069,376)  $18,690,015
Comprehensive Income:
   Net Income  ................                                                1,124,885                                  1,124,885
   Other Comprehensive Income,
     Net of Tax                                                                                              (100,677)     (100,677)
     Total Comprehensive Income                                                                                           1,024,208
   Cash Dividends  Declared ...                                                 (193,480)                                  (193,480)
Treasury Stock Purchases                                                                                                         -
                                    ------------------------------------------------------------------------------------------------
Balance at 3/31/00                    806,168    $ 2,239,775   $ 1,993,574  $ 20,246,400   $(3,788,953)  $ (1,170,053)  $19,520,743
                                    ================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                  For Three Months Ended March 31,
                                                                                                       2000                 1999
____________________________________________________________________________________________________________________________________
Net Income ...............................................................................         $ 1,124,885          $ 1,033,109
                                                                                                   -----------          -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain(Loss) Arising During the Period .............................            (173,581)            (309,686)
     Less:  Reclassification Adjustment for Gains Included in Net Income .................                --                   --
                                                                                                   -----------         ------------
                                                                                                      (173,581)            (309,686)
     Income Tax Related to Other Comprehensive Income ....................................              72,904              130,068
                                                                                                   -----------         -----------
     Other Comprehensive Income, Net of Tax ..............................................            (100,677)            (179,618)
                                                                                                   -----------         ------------
        Total Comprehensive Income .......................................................         $ 1,024,208          $   853,491
                                                                                                   ===========          ============

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                  For Three Months Ended March 31,
                                                                                                     2000                 1999
____________________________________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...............................................................................       $   1,124,885          $ 1,033,109
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation on Premises and Equipment ...............................................             129,317              124,256
    Provision for Possible Loan Losses ...................................................             120,000               90,000
    Loss on Sale of Investment Securities ................................................               1,360                 --
    Amortization of Transition Obligation ................................................               9,000               13,881
    Gain on Other Real Estate Owned ......................................................                --                (29,281)
    Increase (Decrease) in Interest Payable ..............................................             164,867               (1,991)
    Decrease in Miscellaneous Payables and Accrued Expenses ..............................             (67,724)            (190,120)
    Increase in Fees and Commissions Receivable ..........................................                --                 (4,800)
    (Increase) Decrease in Interest Receivable ...........................................              22,100             (267,606)
    (Increase) Decrease in Prepaid Expenses ..............................................            (492,483)              19,747
    Decrease in Miscellaneous Receivable .................................................             269,732              117,841
    Decrease in Income Taxes Receivable ..................................................             474,452              482,365
    (Increase) Decrease in Deferred Taxes ................................................              17,499              (44,198)
    Decrease in Accumulated Post Retirement Benefit Obligation ...........................             (10,608)             (11,418)
    Amortization of Investment Security Premiums and Accretion of Discounts ..............              (1,557)              46,742
    Increase in Cash Surrender Value of Officer's Life Insurance Policies ................             (45,200)                --
                                                                                                    -----------         ------------
    Cash Provided by Operating Activities ................................................       $   1,715,640          $ 1,378,527
                                                                                                    -----------         ------------
    Proceeds from Disposition of Mortgage-Backed Securities:
      Held to Maturity ...................................................................             252,173              677,334
      Available for Sale .................................................................           1,258,017            2,434,945
    Proceeds from Disposition of Other Investment Securities:
      Held to Maturity ...................................................................           4,084,350              109,846
      Available for Sale .................................................................              60,000              138,467
    Purchases of Mortgage-Backed Securities
      Available for Sale .................................................................                --            (10,215,625)
    Purchases of Other Investment Securities:
      Available for Sale .................................................................          (5,274,207)          (2,000,000)
    Purchase of Officer's Life Insurance Policies ........................................          (5,000,000)                --
    Net (Increase) Decrease in Federal Funds Sold ........................................          (8,650,000)          12,200,000
    Net (Increase) Decrease in Loans .....................................................         (11,498,841)         (12,219,732)
    Purchases of Equipment ...............................................................             (39,186)             (45,401)
    Proceeds from Sale of Other Real Estate Owned ........................................                --                246,423
    Purchase of Treasury Stock ...........................................................                --               (506,749)
                                                                                                  ------------          ------------
    Cash Used by Investing Activities ....................................................       $ (24,807,694)         $(9,180,492)
                                                                                                  ------------          ------------
    Net Increase in Demand Deposits, NOW Accounts
      and Savings Accounts ...............................................................          12,234,773            2,942,485
    Net Increase (Decrease) in Time Accounts .............................................          13,127,830           (1,505,610)
    Cash Dividends Paid ..................................................................            (177,357)            (163,850)
    Net Increase (Decrease) in Borrowed Funds ............................................          (3,000,000)           7,227,520
                                                                                                  ------------          ------------
    Cash Provided by Financing Activities ................................................       $  22,185,246          $ 8,500,545
                                                                                                  ------------          ------------
    Net Increase (Decrease) in Cash and Due from Banks ...................................            (906,808)             698,580
    Cash and Due from Banks, Beginning of Period .........................................          10,195,378            7,124,365
                                                                                                  ------------          ------------
    Cash and Due from Banks, End of Period ...............................................       $   9,288,570          $ 7,822,945
                                                                                                  ============          ============
Cash Paid During Period for:
    Interest .............................................................................           1,890,395              132,487
    Income Taxes .........................................................................             168,210              148,590
Unrealized Loss on Securities Available for Sale .........................................             173,581              309,686

Management's Discussion and Analysis of Financial Condition and Results of Operation

Bank of Smithtown's Balance Sheet remained very strong during first quarter of 2000. Total assets increased by 8.87% over December 1999, from $266,081,443 to $289,693,724. This increase is due primarily to the 6.42% increase in the loan portfolio. Composition of the loan portfolio remained stable, with real estate loans and commercial loans comprising 80.21% and 17.76% of total loans. Loans represent 64.74% of total assets. Loan yield for first quarter 2000 was 9.18% compared to 9.36% during 1999. The investment portfolio remained nearly constant, comprising 21.44% of total assets. Allocation of securities within the portfolio also was nearly identical, with the only change being the maturity of a treasury note replaced with mortgage-backed and municipal securities. Yield on the investment portfolio during first quarter was 6.84%, compared to 6.58% for the year ended December 1999. Other Real Estate Owned remained level at $855,354. Other assets increased from $4,863,738 to $9,997,834, an increase of 105.56%. During the first quarter of 2000, the Bank purchased life insurance policies for key executives. The policies represent a deferred retirement benefit to these executives, and provide additional yield to the bank over federal funds, which were used to purchase the policies. The liability side of the Balance Sheet underwent some significant changes from December 1999. Total deposits increased by 12.20% from $207,806,261 to $233,168,864. The majority of the increase is evidenced in the money market balances, which increased by 15.63% and time deposits which grew by 24.97%. The Premier Money Market Account, introduced during fourth quarter 1999, paying the 90 day treasury bill yield, is responsible for the growth in money markets. The increase in time deposits is primarily due to CD promotions run during the first quarter. The Bank's cost of funds for the first quarter of 2000 was 4.04% as compared to 3.16% during 1999. Net interest margin decreased from 5.96% to 5.24% for the same period, as a result of higher paying deposit accounts. Management is aware of this decrease and continues to monitor and control it carefully. Borrowings from the Federal Home Loan Bank decreased by $3,000,000 during the first quarter of 2000. The increased level of deposits provided the payoff funds for a $3,000,000 advance. The 4.45% increase in Stockholder's Equity was the result of $1,124,885 in net income and $193,480 in dividends. Capital remains strong as evidenced by the following ratios:

                   March 31, 2000            December 31, 1999          Required


Tier I                    10.44                   10.96                   6.00

Tier II                    1.25                    1.25                     **

Total Risk Based
Capital                   11.56                   12.20                  10.00

Total I Leverage           7.44                    8.33                   5.00

Net income for the quarter ended March 31, 2000 was $1,124,885, compared to $1,033,109 for the same period in 1999, representing an 8.88% increase. These increased earnings are primarily attributable to interest and fees on loans, and increased non-interest income. Loan income was 46.16% higher during first quarter 2000 than during the same period in 1999, due to the increased volume. Non-interest income was 9.46% higher this year due to increased trust department income and service charge fees on deposit accounts. Other operating expenses increased by 8.92% due in a large part to higher salary expenses. Earnings per share for the first quarter of 2000 were $1.40 as compared to $1.26 for the same period in 1999. This represents an 11.11% increase due to increased net income and a reduced number of shares outstanding.

First quarter results continue to mirror the bank's consistenly upward earnings trend, and remain the highest in the Bank's 90 years of operation. Asset quality remains high and capital ratios are strong. Management fully expects these trends to continue throughout the balance of the year.


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 2000
                                                                                                                        TOTAL
                                                                       3 MONTHS           3-6               6-12        SENITIVE
                                                  REVOLVING            OR LESS           MONTHS            MONTHS       WITHIN 1 YR
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   INVESTMENTS                                   $ 6,280,858        $11,606,314     $ 9,588,543        $ 2,031,191     $ 29,506,906
   FEDERAL FUNDS SOLD                             19,000,000                  0               0                  0       19,000,000
   LOANS:
       INSTALLMENT                                    42,478            824,296         616,607          5,991,012        7,474,393
       REAL ESTATE AND COMMERCIAL                 36,487,083          4,650,513       4,811,219          5,279,208       51,228,023
   CASH AND DUE FROM BANKS                           537,285                  0               0                  0          537,285
   FIXED ASSETS                                            0                  0               0                  0                0
   OTHER ASSETS                                            0                  0               0                  0                0
   RESERVE FOR POSSIBLE LOAN LOSSES                        0                  0               0                  0                0
   NON-ACCRUALS                                            0                  0               0                  0                0
   UNEARNED DISCOUNT                                       0                  0               0                  0                0
                                          ------------------------------------------------------------------------------------------
TOTAL                                            $62,347,704        $17,081,123     $15,016,369        $13,301,411     $107,746,607
                                          ------------------------------------------------------------------------------------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 2000
                                                    1-3                  3-5              5+                 OTHER         TOTAL
                                                    YEARS                YEARS           YEARS
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS                                      $ 5,136,472        $ 6,151,550     $17,711,931        $ 3,600,700     $ 62,107,559
FEDERAL FUNDS SOLD                                         0                  0               0                  0       19,000,000
LOANS:
     INSTALLMENT                                   3,242,947          3,726,704       7,801,280                  0       22,245,324
     REAL ESTATE AND COMMERCIAL                   19,171,375         48,225,431      45,963,200            128,458      164,716,487
CASH AND DUE FROM BANKS                                    0                  0               0          8,751,285        9,288,570
FIXED ASSETS                                               0                  0               0          3,117,217        3,117,217
OTHER ASSETS                                               0                  0               0         10,853,188       10,853,188
RESERVE FOR POSSIBLE LOAN LOSSES                           0                  0               0         (2,210,459)      (2,210,459)
NON-ACCRUALS                                               0                  0               0          1,210,081        1,210,081
UNEARNED DISCOUNT                                          0                  0               0           (634,243)        (634,243)
                                          ------------------------------------------------------------------------------------------
TOTAL                                            $27,550,794        $58,103,685     $71,476,411        $24,816,227     $289,693,724
                                          ------------------------------------------------------------------------------------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 2000
                                                                                                                        TOTAL
                                                                       3 MONTHS           3-6               6-12        SENITIVE
                                                  REVOLVING            OR LESS           MONTHS            MONTHS       WITHIN 1 YR
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
   SAVINGS                                      $          0        $ 1,784,591     $ 1,784,591        $ 3,569,182     $  7,138,364
   MONEY MARKETS                                           0          7,756,969       7,756,969         15,513,938       31,027,876
   NOW                                                     0            838,321         838,321          1,676,643        3,353,285
   TIME DEPOSITS OF $100,000 +                             0          6,193,268         615,275          7,246,733       14,055,276
   OTHER TIME DEPOSITS                                     0          6,640,143       4,911,890         18,084,851       29,636,884
   DEMAND                                                  0          1,324,003       1,324,003          2,648,007        5,296,013
   OTHER BORROWED MONEY                                    0         10,000,000      10,000,000                  0       20,000,000
   OTHER LIABILITIES                                       0                  0               0                  0                0
   STOCKHOLDERS' EQUITY                                    0                  0               0                  0                0
                                          ------------------------------------------------------------------------------------------
TOTAL                                           $          0        $34,537,295     $27,231,049        $48,739,354    $ 110,507,698
                                          ------------------------------------------------------------------------------------------
SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 2000
                                                    1-3                  3-5              5+                 OTHER         TOTAL
                                                    YEARS                YEARS           YEARS
------------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES:
    SAVINGS                                     $ 14,276,728        $14,276,730     $         0        $         0    $  35,691,822
    MONEY MARKETS                                 31,027,876                  0               0                  0       62,055,752
    NOW                                            6,706,570          6,706,570               0                  0       16,766,425
    TIME DEPOSITS OF $100,000 +                    1,925,240          4,542,255               0                  0       20,522,771
    OTHER TIME DEPOSITS                            5,814,471          9,720,604               0                  0       45,171,959
    DEMAND                                        10,592,027         10,592,027               0         26,480,068       52,960,135
    OTHER BORROWED MONEY                                   0         15,000,000               0                  0       35,000,000
    OTHER LIABILITIES                                      0                  0               0          2,004,117        2,004,117
    STOCKHOLDERS' EQUITY                                   0                  0               0         19,520,743       19,520,743
                                          ------------------------------------------------------------------------------------------
 TOTAL                                          $ 70,342,912        $60,838,186     $         0        $48,004,928    $ 289,693,724
                                          ------------------------------------------------------------------------------------------
SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 2000
                                                                                                                        TOTAL
                                                                       3 MONTHS           3-6               6-12        SENITIVE
                                                  REVOLVING            OR LESS           MONTHS            MONTHS       WITHIN 1 YR
------------------------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP
PER PERIOD                                       62,347,704         (17,456,172)    (12,214,680)       (35,437,943)      (2,761,091)
GAP/TOTAL ASSETS                                     21.52%               -6.03%          -4.22%            -12.23%           -0.95%
CUMULATIVE INTEREST
SENSITIVITY GAP                                  62,347,704           44,891,532      32,676,852        (2,761,091)      (2,761,091)
% OF CUMULATIVE GAP
TO TOTAL ASSETS                                      21.52%               15.50%          11.28%             -0.95%           -0.95%

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)
MARCH 31, 2000
                                                    1-3                  3-5              5+                 OTHER         TOTAL
                                                    YEARS                YEARS           YEARS
------------------------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY GAP
PER PERIOD                                     (42,792,118)          (2,734,501)      71,476,411       (23,188,701)
GAP/TOTAL ASSETS                                    -14.77%               -0.94%          24.67%
CUMULATIVE INTEREST
SENSITIVITY GAP                                (45,553,209)         (48,287,710)      23,188,701
% OF CUMULATIVE GAP
TO TOATAL ASSETS                                     -15.72              -16.67%           8.00%

ASSUMPTIONS:
  1)BALANCE SHEET FIGURES AS OF MARCH 31, 2000
  2)SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER 5 YEAR PERIOD
  3)MONEY MARKET ACCOUNTS ASSUMED TO DELCINE OVER 2 YEAR PERIOD

Notes to Consolidated Financial Statements

Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2000, and its results of operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Earnings Per Common Shares
Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


Investment Securities
        Fair Value:

        March 31, 2000                $62,080,169
        December 31, 1999             $62,660,043

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMITHTOWN BANCORP



May 11, 2000
                                                    /s/ Bradley E. Rock
                                                    ___________________________
                                                    Bradley E. Rock, President



May 11, 2000
                                                    /s/ Anita M. Florek
                                                    __________________________
                                                    Anita M. Florek, Treasurer