Form 10-Q
period 2000-06-30
SMITHTOWN BANCORP INC
filed 2000-08-14
CIK 747345

Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 2000

                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  516-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 805,813 Shares of Common stock ($2.50 Par Value) Outstanding as of June 30, 2000.

                                   SMITHTOWN BANCORP

                                         INDEX


Part I - FINANCIAL INFORMATION                                     PAGES
                                                                   ------
Item 1.    Financial Statements

           Consolidated Balance Sheets
                June 30, 2000 and December 31, 1999                   4

           Consolidated Statements of Income
                Three months ended June 30, 2000 and 1999             5

           Consolidated Statements of Income
                Six months ended June 30, 2000 and 1999               6

           Consolidated Statements of Changes in Stockholders' Equity
                Three months ended June 30, 2000 and 1999             7

           Consolidated Statements of Changes in Stockholders' Equity
                Six months ended June 30, 2000 and 1999               8

           Consolidated Statements of Comprehensive Income
                Three months ended June 30, 2000 and 1999             9

           Consolidated Statements of Comprehensive Income
                Six months ended June 30, 2000 and 1999               10

           Consolidated Statements of Cash Flows
                Three months ended June 30, 2000 and 1999             11

           Consolidated Statements of Cash Flows
                Six months ended June 30, 2000 and 1999               12

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                 13 - 15

Item 3.    Notes to Consolidated Financial Statements                 16


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities - None

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (A) Exhibits - None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                            As of
                                                                                              June 30, 2000       December 31, 1999
____________________________________________________________________________________________________________________________________
Assets
Cash and Due from Banks ..........................................................           $   8,719,669            $  10,195,378
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ................................................               2,103,693                2,829,437
     Obligations of State and Political Subdivisions .............................               4,384,015                5,141,551
                                                                                             -------------            -------------
      Total (Estimated Fair Value $6,451,074 and $7,969,754 .................... .               6,487,708                7,970,988
       at 6/30/00 and 12/31/99, respectively)                                                -------------            -------------
   Investment Securities Available for Sale
     Obligations of U.S. Government ..............................................                    --                  3,012,570
     Obligations of U.S. Government Agencies .....................................              22,768,030               17,331,246
     Mortgage - Backed Securities ................................................              21,533,062               19,612,906
     Oligations of State and Political Subdivisions ..............................              13,363,783               11,152,866
     Other Securities ............................................................               4,600,700                3,580,700
                                                                                             -------------            -------------
      Total (At Estimated Fair Value) ............................................              62,265,575               54,690,288
                                                                                             -------------            -------------
     Total Investment Securities .................................................              68,753,283               62,661,276
                                                                                             -------------            -------------
        (Estimated Fair Value $68,716,649  and $62,660,042........................
          at 6/30/00 and 12/31/99, respectively)
Federal Funds Sold ...............................................................                 950,000               10,350,000
                                                                                             -------------            -------------
Loans ............................................................................             212,185,988              176,819,745
     Less: Unearned Discount .....................................................                 787,783                  619,728
           Allowance for Possible Loan Losses ....................................               2,386,436                2,251,668
                                                                                             -------------            -------------
Loans, Net .......................................................................             209,011,769              173,948,349
                                                                                             -------------            -------------
Bank Premises and Equipment ......................................................               3,148,264                3,207,348
                                                                                             -------------            -------------
Other Assets
     Other Real Estate Owned .....................................................                 855,353                  855,353
     Other .......................................................................              11,087,079                4,863,739
                                                                                             -------------            -------------
     Total .......................................................................           $ 302,525,417            $ 266,081,443
                                                                                             =============            =============
Liabilities
Deposits:
     Demand (Non-Interest Bearing) ...............................................           $  55,134,570            $  50,008,452
     Money Market ................................................................              68,078,755               53,667,605
     NOW .........................................................................              18,212,453               15,968,937
     Savings .....................................................................              35,067,302               35,594,368
     Time ........................................................................              73,901,622               52,566,899
                                                                                             -------------            -------------
      Total Deposits .............................................................             250,394,702              207,806,261
                                                                                             -------------            -------------
Dividend Payable .................................................................                 193,395                  177,357
Other Borrowings .................................................................              30,000,000               38,000,000
Other Liabilities ................................................................               1,295,037                1,407,810
                                                                                             -------------            -------------
      Total Liabilities ..........................................................             281,883,134              247,391,428
                                                                                             -------------            -------------
Stockholders' Equity
Common Stock - $2.50 Par Value: (3,000,000 Shares ................................               2,239,775                2,239,775
     Authorized; 895,910 Shares Issued)
Accumulated Other Comprehensive Loss .............................................              (1,140,583)              (1,069,376)
Capital Surplus ..................................................................               1,993,574                1,993,574
Retained Earnings ................................................................              21,358,705               19,314,995
                                                                                              -------------            -------------
     Total .......................................................................              24,451,471               22,478,968
Less: Treasury Stock (90,097 and 89,742 shares at cost at ........................               3,809,188                3,788,953
        6/30/00 and 12/31/99, respectively)                                                  -------------            --------------
     Total Stockholders' Equity ..................................................              20,642,283               18,690,015
                                                                                             -------------            -------------
     Total .......................................................................           $ 302,525,417            $ 266,081,443
                                                                                             =============            =============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                               For the Three Months Ended June 30,
                                                                                                    2000                  1999
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans .........................................................              $4,375,836              $2,985,292
Interest and Dividends on:
     Obligations of U.S. Government ................................................                    --                    90,960
     Obligations of U.S. Government Agencies .......................................                 417,143                 282,038
     Mortgage - Backed Securities ..................................................                 360,739                 460,197
     Obligations of State & Political Subdivisions .................................                 216,710                 209,627
     Other Securities ..............................................................                  81,196                  16,056
Interest on Federal Funds Sold .....................................................                 224,731                  28,102
Interest on Balances Due From Depository Institutions ..............................                   6,076                   1,407
                                                                                                  ----------              ----------
     Total Interest Income .........................................................               5,682,431               4,073,679
                                                                                                  ----------              ----------
Interest Expense
Money Market Accounts ..............................................................                 723,643                 358,844
Savings ............................................................................                 133,744                 137,595
Time  Deposits $100,000 and Over ...................................................                 225,023                 156,883
Other Time Deposits ................................................................                 761,143                 306,458
Interest on Other Borrowed Money ...................................................                 471,994                 168,004
                                                                                                  ----------              ----------
     Total Interest Expense ........................................................               2,315,547               1,127,784
                                                                                                  ----------              ----------
Net Interest Income ................................................................               3,366,884               2,945,895
Provision for Possible Loan Losses .................................................                 120,000                  90,000
                                                                                                  ----------              ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................               3,246,884               2,855,895
                                                                                                  ----------              ----------
Other Non - Interest Income
Trust Department Income ............................................................                 110,499                  85,028
Service Charges on Deposit Accounts ................................................                 401,958                 366,927
Other Income .......................................................................                 411,974                 226,606
                                                                                                  ----------              ----------
     Total Other Non - Interest Income .............................................                 924,431                 678,561
                                                                                                  ----------              ----------
Other Operating Expenses
Salaries ...........................................................................               1,008,188                 899,328
Pension and Other Employee Benefits ................................................                 235,199                 210,309
Net Occupancy Expense of Bank Premises .............................................                 221,285                 209,483
Furniture and Equipment Expense ....................................................                 208,113                 204,454
Miscellaneous Operating Expense ....................................................                 494,817                 523,337
                                                                                                  ----------              ----------
     Total Other Operating Expense .................................................               2,167,602               2,046,911
                                                                                                  ----------              ----------
Income Before Income Taxes .........................................................               2,003,713               1,487,545
Provision for Income Taxes .........................................................                 698,013                 534,608
                                                                                                  ----------              ----------
     Net Income ....................................................................              $1,305,700              $  952,937
                                                                                                  ==========              ==========
Earnings Per Share
Net Income ........................................................................               $     1.62              $     1.18
Cash Dividends Declared ...........................................................               $     0.24              $     0.22
Weighted Average Shares Outstanding ...............................................                  806,125                 809,385

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                For the Six Months Ended June 30,
                                                                                                  2000                    1999
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans ......................................................             $  8,347,632              $  5,702,706
Interest and Dividends on:
     Obligations of U.S. Government .............................................                   23,602                   181,106
     Obligations of U.S. Government Agencies ....................................                  738,779                   540,737
     Mortgage - Backed Securities ...............................................                  705,712                   849,978
     Obligations of State & Political Subdivisions ..............................                  419,468                   425,659
     Other Securities ...........................................................                  140,560                    30,808
Interest on Federal Funds Sold ..................................................                  412,889                   134,113
Interest on Balances Due From Depository Institutions ...........................                   11,988                     1,969
                                                                                              ------------              ------------
     Total Interest Income ......................................................               10,800,630                 7,867,076
                                                                                              ------------              ------------
Interest Expense
Money Market Accounts ...........................................................                1,294,919                   704,256
Savings .........................................................................                  264,963                   274,670
Time  Deposits $100,000 and Over ................................................                  474,610                   290,970
Other Time Deposits .............................................................                1,301,301                   573,833
Interest on Other Borrowed Money ................................................                1,035,015                   300,492
                                                                                              ------------              ------------
    Total Interest Expense ......................................................                4,370,808                 2,144,221
                                                                                              ------------              ------------
Net Interest Income .............................................................                6,429,822                 5,722,855
Provision for Possible Loan Losses ..............................................                  240,000                   180,000
Net Interest Income After Provision for Possible                                              ------------              ------------
  Loan Losses ...................................................................                6,189,822                 5,542,855
                                                                                              ------------              ------------
Other Non - Interest Income
Trust Department Income .........................................................                  286,148                   176,889
Service Charges on Deposit Accounts .............................................                  799,251                   737,408
Other Income ....................................................................                  734,142                   580,765
Net Loss on Sale of Investment Securities .......................................                   (1,359)                     --
                                                                                              ------------              ------------
     Total Other Non - Interest Income ..........................................                1,818,182                 1,495,062
                                                                                              ------------              ------------
Other Operating Expenses
Salaries ........................................................................                1,984,280                 1,751,442
Pension and Other Employee Benefits .............................................                  431,210                   394,981
Net Occupancy Expense of Bank Premises ..........................................                  465,493                   425,502
Furniture and Equipment Expense .................................................                  400,616                   389,075
Miscellaneous Operating Expense .................................................                  937,646                   969,507
                                                                                              ------------              ------------
     Total Other Operating Expense ..............................................                4,219,245                 3,930,507
                                                                                              ------------              ------------
     Before Income Taxes ........................................................                3,788,759                 3,107,410
Provision for Income Taxes ......................................................                1,358,174                 1,121,365
                                                                                              ------------              ------------
     Net Income .................................................................             $  2,430,585              $  1,986,045
                                                                                              ============              ============
Earnings Per Share
Net Income ......................................................................             $       3.02              $       2.44
Cash Dividends Declared .........................................................             $       0.48              $       0.42
Weighted Average Shares Outstanding .............................................                  806,147                   813,611


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                           Cost of       Accumulated
                                        Common Stock                                       Common           Other          Total
                                      Shares                    Capital      Retained      Stock in     Comprehensive  Stockholders'
                                    Outstanding    Amount       Surplus      Earnings      Treasury      Income (Loss)      Equity
____________________________________________________________________________________________________________________________________
                                                                                                                       <C<

Balance at 3/31/99 ............       813,627   $ 2,239,775   $ 1,993,574  $16,626,984   $(3,348,185)   $  69,837      $17,581,985
Comprehensive Income:
   Net Income .................                                                952,937                                     952,937
   Other Comprehensive Income,
     Net of Tax ...............                                                                          (664,927)        (664,927)
                                                                                                                       ------------
     Total Comprehensive Income                                                                                            288,010
   Cash Dividends Declared ....                                              (177,657)                                    (177,657)
Treasury Stock Purchases ......        (6,096)                                              (359,479)                     (359,479)
                                    ________________________________________________________________________________________________
Balance at 6/30/99 ............       807,531   $ 2,239,775  $  1,993,574  $17,402,264   $(3,707,664)   $(595,090)    $ 17,332,859
                                    ================================================================================================


Balance at 3/31/00 ............       806,168   $ 2,239,775  $  1,993,574  $20,246,400   $(3,788,953)   $(1,170,053)  $ 19,520,743
Comprehensive Income:
   Net Income .................                                              1,305,700                                   1,305,700
   Other Comprehensive Income,
     Net of Tax ...............                                                                              29,470         29,470
                                                                                                                      -------------
      Total Comprehensive Income                                                                                         1,335,170
   Cash Dividends Declared ....                                              (193,395)                                    (193,395)
Treasury Stock Purchases ......          (355)                                               (20,235)                      (20,235)
                                    ________________________________________________________________________________________________
Balance at 6/30/00 ............       805,813   $ 2,239,775  $ 1,993,574  $ 21,358,705   $(3,809,188)   $(1,140,583)  $ 20,642,283
                                    ================================================================================================

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                         Cost of      Accumulated
                                      Common Stock                                       Common         Other            Total
                                    Shares                    Capital       Retained     Stock in     Comprehensive   Stockholders'
                                  Outstanding     Amount      Surplus       Earnings     Treasury     Income (Loss)      Equity
____________________________________________________________________________________________________________________________________

Balance at 1/1/99                     822,765   $ 2,239,775  $ 1,993,574  $ 15,770,822   $(2,841,437)   $   249,455   $ 17,412,189
Comprehensive Income:
   Net Income                                                                1,986,046                                   1,986,046
   Other Comprehensive Income,
     Net of Tax                                                                                            (844,545)      (844,545)
                                                                                                                      --------------
    Total Comprehensive Income                                                                                           1,141,501
   Cash Dividends  Declared                                                  (354,604)                                    (354,604)
Treasury Stock Purchases              (15,234)                                              (866,227)                     (866,227)
                                    ________________________________________________________________________________________________
Balance at 6/30/99                    807,531   $ 2,239,775  $ 1,993,574  $17,402,264    $(3,707,664)   $  (595,090)  $ 17,332,859
                                    ================================================================================================


Balance at 1/1/00                     806,168   $ 2,239,775  $ 1,993,574  $19,314,995    $(3,788,953)   $(1,069,376)  $ 18,690,015
Comprehensive Income:
   Net Income                                                               2,430,585                                    2,430,585
   Other Comprehensive Income,
     Net of Tax                                                                                             (71,207)       (71,207)
                                                                                                                      -------------
     Total Comprehensive Income                                                                                          2,359,378
   Cash Dividends  Declared                                                  (386,875)                                    (386,875)
Treasury Stock Purchases                 (355)                                               (20,235)                      (20,235)
                                    ________________________________________________________________________________________________
Balance at 6/30/00                    805,813  $2,239,775    $1,993,574   $21,358,705    $(3,809,188)   $(1,140,583)  $ 20,642,283
                                    ================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                  For Three Months Ended June 30,
                                                                                                    2000                   1999
____________________________________________________________________________________________________________________________________
                                                                                                                           >

Net Income ...............................................................................         $ 1,305,700          $   952,937
                                                                                                   -----------          ----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain(Loss) Arising During the Period .............................              50,811           (1,146,426)
     Income Tax Related to Other Comprehensive Income ....................................              21,341             (481,499)
                                                                                                   -----------          ------------
     Other Comprehensive Income, Net of Tax ..............................................              29,470             (664,927)
                                                                                                   -----------          ------------
          Total Comprehensive Income .....................................................         $ 1,335,170          $   288,010
                                                                                                   ===========          ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                        For Six Months Ended June 30,
                                                                                          2000                     1999
___________________________________________________________________________________________________________________________________
Net Income ...............................................................................         $ 2,430,585          $ 1,986,046
Other Comprehensive Income, Before Tax:                                                            -----------          ------------
     Unrealized Holding Gain(Loss) Arising During the Period .............................            (122,770)          (1,456,112)
     Income Tax Related to Other Comprehensive Income ....................................             (51,563)            (611,567)
                                                                                                   -----------          -----------
     Other Comprehensive Income, Net of Tax ..............................................             (71,207)            (844,545)
                                                                                                   -----------          -----------
          Total Comprehensive Income .....................................................         $ 2,359,378          $ 1,141,501
                                                                                                   ===========          ===========


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                   For Three Months Ended June 30,
                                                                                                       2000                 1999
____________________________________________________________________________________________________________________________________
Cash Flows from Operating Activities
Net Income .................................................................................          1,305,700             952,937
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation on Premises and Equipment ...............................................            130,167             129,866
      Provision for Possible Loan Losses ...................................................            120,000              90,000
      Amortization of Transition Obligation ................................................              9,000              38,169
      Increase (Decrease) in Interest Payable ..............................................           (145,057)             42,455
      Decrease in Miscellaneous Payables and Accrued Expenses ..............................            (64,103)            (69,516)
      Increase in Interest Receivable ......................................................            (74,878)             (1,890)
      Increase in Prepaid Expenses .........................................................           (122,544)           (149,245)
      Increase in Miscellaneous Receivable .................................................           (719,913)            (69,858)
      Increase in Income Taxes Receivable ..................................................           (342,237)           (511,201)
      Increase in Deferred Taxes ...........................................................            (88,449)            (54,891)
      Decrease in Accumulated Post Retirement Benefit Obligation ...........................            (10,203)            (11,418)
      Amortization of Investment Security Premiums and Accretion of Discounts ..............           (134,522)             78,054
      Increase in Cash Surrender Value of Officer's Life Insurance Policies ................            (67,800)               --
                                                                                                      -----------       ------------
      Cash Provided (Used) by Operating Activities .........................................           (204,839)            463,462
                                                                                                      -----------       ------------
Cash Flows from Investing Activities
      Proceeds from Disposition of Mortgage-Backed Securities:
        Held to Maturity ...................................................................            521,656             364,454
        Available for Sale .................................................................            838,713           2,409,088
      Proceeds from Disposition of Other Investment Securities:
        Held to Maturity ...................................................................            692,501           1,138,758
        Available for Sale .................................................................               --               870,908
      Purchase of Mortgage-Backed Securities
        Available for Sale .................................................................         (4,059,953)               --
      Purchase of Other Investment Securities:
        Held to Maturity ...................................................................         (4,453,309)           (723,862)
        Available for Sale .................................................................               --            (2,200,400)
      Net (Increase) Decrease in Federal Funds Sold ........................................         18,050,000         (17,000,000)
      Net Increase in Loans ................................................................        (23,804,579)        (13,427,900)
      Purchase of Equipment ................................................................           (161,214)           (139,534)
      Purchase of Treasury Stock ...........................................................            (20,235)           (359,479)
                                                                                                   -------------        ------------
      Cash Used by Investing Activities ....................................................        (12,396,420)        (29,067,967)
                                                                                                   -------------        ------------
Cash Flows from Financing Activities
      Net Increase in Demand Deposits, NOW Accounts
        and Savings Accounts ...............................................................          9,018,944           6,231,345
      Net Increase in Time Accounts ........................................................          8,206,894           8,963,291
      Cash Dividends Paid ..................................................................           (193,480)           (178,990)
      Net Increase (Decrease) in Borrowed Funds ............................................         (5,000,000)         14,597,835
                                                                                                   ------------         ------------
      Cash Provided by Financing Activities ................................................         12,032,358          29,613,481
                                                                                                   ------------         ------------
      Net Increase (Decrease) in Cash and Due from Banks ...................................           (568,901)          1,008,976
      Cash and Due from Banks, Beginning of Period .........................................          9,288,570           7,822,945
                                                                                                   ------------         -----------
      Cash and Due from Banks, End of Period ...............................................          8,719,669           8,831,921
                                                                                                   ============         ===========
Supplemental Disclosures of Cash Flow Information
Cash Paid During Period for:
  Interest .................................................................................            641,876             168,500
  Income Taxes .............................................................................          1,128,700           1,100,700
Non-Cash Investing Activities
   Unrealized Gain (Loss) on securities Available for Sale, Net of Tax......................             29,470            (664,927)


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                    For Six Months Ended June 30,
                                                                                                       2000               1999
____________________________________________________________________________________________________________________________________
Cash Flows from Operating Activities
Net Income .................................................................................          2,430,585           1,986,046
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation on Premises and Equipment ................................................            259,483             254,122
     Provision for Possible Loan Losses ....................................................            240,000             180,000
     Loss on Sale of Investment Securities .................................................              1,360                --
     Amortization of Transition Obligation .................................................             18,000              52,050
     Gain on Other Real Estate Owned .......................................................               --               (29,281)
     Increase in Interest Payable ..........................................................             19,810              40,464
     Decrease in Miscellaneous Payables and Accrued Expenses ...............................           (131,826)           (259,636)
     Increase in Fees and Commissions Receivable ...........................................               --                (4,800)
     Increase in Interest Receivable .......................................................            (52,778)           (269,496)
     Increase in Prepaid Expenses ..........................................................           (615,028)           (129,498)
     (Increase) Decrease in Miscellaneous Receivable .......................................           (450,181)             47,983
     (Increase) Decrease in Income Taxes Receivable ........................................            132,215             (28,836)
     Increase in Deferred Taxes ............................................................            (70,951)            (99,089)
     Decrease in Accumulated Post Retirement Benefit Obligation ............................            (20,811)            (22,836)
     Amortization of Investment Security Premiums and Accretion of Discounts ...............           (136,079)            124,798
     Increase in Cash Surrender Value of Officer's Life Insurance Policies .................           (113,000)                 --
                                                                                                   -------------        ------------
     Cash Provided by Operating Activities .................................................          1,510,799           1,841,991
                                                                                                   -------------        ------------
Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ....................................................................            773,829           1,041,788
       Available for Sale ..................................................................          2,096,730           4,844,033
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ....................................................................            752,501           1,248,604
       Available for Sale ..................................................................          4,084,350           1,009,375
     Purchase of Mortgage-Backed Securities
       Available for Sale ..................................................................         (4,059,953)        (10,215,625)
     Purchase of Other Investment Securities:
       Held to Maturity ....................................................................               --              (723,862)
       Available for Sale ..................................................................         (9,727,516)         (4,200,400)
     Purchase of Officer's Life Insurance Policies .........................................         (5,000,000)               --
     Net (Increase) Decrease in Federal Funds Sold .........................................          9,400,000          (4,800,000)
     Net Increase in Loans .................................................................        (35,303,418)        (25,647,634)
     Purchase of Equipment .................................................................           (200,400)           (184,935)
     Proceeds from Sale of Other Real Estate Owned .........................................               --               246,423
     Purchase of Treasury Stock ............................................................            (20,235)           (866,228)
                                                                                                   -------------        ------------
     Cash Used by Investing Activities .....................................................        (37,204,112)        (38,248,461)
                                                                                                   -------------        ------------
Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW Accounts
       and Savings Accounts ................................................................         21,253,718           9,173,830
     Net Increase in Time Accounts .........................................................         21,334,723           7,457,681
     Cash Dividends Paid ...................................................................           (370,837)           (342,840)
     Net Increase (Decrease) in Borrowed Funds .............................................         (8,000,000)         21,825,355
                                                                                                   -------------        -----------
     Cash Provided by Financing Activities .................................................         34,217,604          38,114,026
                                                                                                   -------------        -----------
     Net Increase (Decrease) in Cash and Due from Banks ....................................         (1,475,709)          1,707,556
     Cash and Due from Banks, Beginning of Period ..........................................         10,195,378           7,124,365
                                                                                                   ------------         -----------
     Cash and Due from Banks, End of Period ................................................          8,719,669           8,831,921
                                                                                                   ============         ===========
Supplemental Disclosures of Cash Flow Information
Cash Paid During Period for:
  Interest .................................................................................          1,123,051            300,492
  Income Taxes .............................................................................          1,296,910          1,249,290

Non-Cash Investing Activities
   Unrealized Gain (Loss) on Securities Available for Sale, Net of Tax .....................            (71,207)          (844,545)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Bank of Smithtown's Balance Sheet continues to remain strong at June 30, 2000. Total assets increased by 13.70% over that at December 31, 1999, from $266,081,443 to $302,525,417. This overall increase is attributable to a combination of changes within the Balance Sheet. At the end of the second quarter the net loan portfolio stood at $209,011,769, an increase of 20.16% over the December 31, 1999 balance. The composition of the loan portfolio remained stable, with real estate loans and commercial loans comprising 83.49% and 15.29% of total loans, respectively. Net loans represented 69.09% and 65.37% of total assets as of June 30, 2000 and December 31, 1999, respectively. Loan yield at June 30, 2000 was 9.34% as compared to 9.36% at December 31, 1999. The investment portfolio at June 30, 2000 remained nearly constant, comprising 22.72% of total assets. Yield on the investment portfolio at June 30, 2000 was 7.03%, compared to 6.58% at December 31, 1999. Federal Funds Sold decreased by $9,400,000 or 90.82% from December 31, 1999. The reduction in Federal Funds Sold was used to fund new loans, purchase of higher yielding securities, and repayment of borrowings from NY Federal Home Loan Bank. Other Real Estate Owned remained level at $855,353. At the end of the second quarter of 2000, Other Assets had increased from $4,863,739 to $11,087,079 or 127.95%. This increase is attributable to purchases of Bank owned life insurance and balances held on deposit with the Bank's third party check processor.

Changes to the liability side of the Balance Sheet were as significant for the first six months of 2000. Total deposits increased by 20.49% during the first two quarters of 2000. Money market and time deposit accounts accounted for the largest portion of the growth in deposits. The money market accounts grew by 26.85% since December 31, 1999. Time deposits accounts increased by 40.59% since December 31, 1999. These increases were fueled by attractive interest rates and marketing efforts. However, the Bank's success in raising new deposits resulted in a 29.74% increase in cost of funds for the first six months of 2000, from 3.16% at December 31, 1999 to 4.10% at June 30, 2000. The net interest margin decreased from 5.96% to 5.32% during the first six months of 2000. Management is aware of this decrease and continues to monitor and control it carefully. As a result of management's oversight, the net interest margin increased to 5.32% at June 30, 2000, up from 5.24% at March 31, 2000. Management has retained consultants for further assistance with loan and deposit pricing. Borrowings from the Federal Home Loan Bank decreased by $13,000,000 during the first six months of 2000. Due to continued strong loan demand during the second quarter, the Bank entered into a $5,000,000 Repurchase Agreement with Morgan Stanley. Stockholder's Equity increased by 10.45% as a result of $2,430,585 in net income and dividends declared in the amount of $386,875. Capital remains strong as evidenced by the following ratios:

                                   June 30, 2000   December 31, 1999   Required


Tier I ............................     10.01          10.96             6.00

Tier II ...........................      1.10           1.25               **

Total Risk Based
Capital ...........................     11.10          12.20            10.00

Total I Leverage ..................      7.26           8.33             5.00

Net income through June 30, 2000 was $2,430,585, compared to $1,986,045 for the same period in 1999, representing an increase of 22.38%. The source of the additional earnings is attributable to increased interest and fees on loans and non-interest income. Interest and fees on loans was 46.38% higher during the first six months of 2000 over the same period in 1999, due to the increased volume. Non-interest income was 21.61% higher during the first six months of 2000 over the same period in 1999, due to increased trust department income and service charge fees on deposit accounts. Other operating expenses was 7.35% higher during the first six months of 2000 over the same period in 1999, due in a large part to higher salary expenses. Earnings per share for the first six months of 2000 was $3.02 as compared to $2.44 for the same period in 1999. This represents a 23.77% increase due to increased net income and a reduced number of shares outstanding.

Second quarter results continue to mirror the past nine quarters' upward trend, and remain the highest in the Bank's 90 years of operation. Asset quality remains high and capital ratios are strong. Management fully expects these trends to continue throughout the balance of the year.


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 2000

                                                                                              TOTAL
                                                    3 MONTHS        3 -6         6 - 12       SENSITIVE      1-3         3-5
                                      REVOLVING     OR LESS         MONTHS        MONTHS      WITHIN I YR    YEARS       YEARS
____________________________________________________________________________________________________________________________________
ASSETS:
INVESTMENTS ....................   $          0   $  3,456,387   $  1,810,184   $  5,416,590  $ 10,683,161 $ 3,102,857  $ 9,315,316
FEDERAL FUNDS SOLD .............        950,000              0              0              0       950,000           0            0
LOANS:
    INSTALLMENT ................         96,500        400,819        960,470      3,874,124     5,331,913   2,305,149    5,332,467
    REAL ESTATE AND COMMERCIAL .     37,397,703      4,459,365      2,559,982     12,553,549    56,970,599  24,176,187   49,293,999
CASH AND DUE FROM BANKS ........        222,133              0              0              0       222,133           0            0
FIXED ASSETS ...................              0              0              0              0             0           0            0
OTHER ASSETS ...................              0              0              0              0             0           0            0
RESERVE FOR POSSIBLE LOAN LOSSES              0              0              0              0             0           0            0
NON-ACCRUALS ...................              0              0              0              0             0           0            0
UNEARNED DISCOUNT ..............              0              0              0              0             0           0            0
                                   ------------   ------------   ------------   ------------   ------------   --------- -----------
                  TOTAL ........   $ 38,666,336   $  8,316,571   $  5,330,636   $ 21,844,263  $ 74,157,806 $ 29,584,193 $63,941,782
                                   ------------   ------------   ------------   ------------  ------------  ----------- -----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 2000
                                                                         5+
                                                                         YEARS                    OTHER                    TOTAL
____________________________________________________________________________________________________________________________________
ASSETS:
INVESTMENTS ...........................................            $  41,051,249            $   4,600,700             $  68,753,283
FEDERAL FUNDS SOLD ....................................                        0                        0                   950,000
LOANS:
     INSTALLMENT ......................................                7,975,148                        0                20,944,677
     REAL ESTATE AND COMMERCIAL .......................               59,153,413                  369,160               189,963,358
CASH AND DUE FROM BANKS ...............................                        0                8,497,536                 8,719,669
FIXED ASSETS ..........................................                        0                3,148,264                 3,148,264
OTHER ASSETS ..........................................                        0               11,942,432                11,942,432
RESERVE FOR POSSIBLE LOAN LOSSES ......................                        0               (2,386,436)               (2,386,436)
NON-ACCRUALS ..........................................                        0                1,277,953                 1,277,953
UNEARNED DISCOUNT .....................................                        0                 (787,783)                 (787,783)
                                                                  --------------            -------------             -------------
                  TOTAL ...............................            $ 108,179,810            $  26,661,826             $ 302,525,417
                                                                  --------------            -------------             -------------


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 2000
                                                                                              TOTAL
                                                    3 MONTHS        3 -6         6 - 12       SENSITIVE      1-3         3-5
                                      REVOLVING     OR LESS         MONTHS        MONTHS      WITHIN I YR    YEARS       YEARS
____________________________________________________________________________________________________________________________________
LIABILITIES:
SAVINGS .......................      $      0   $ 1,753,365   $ 1,753,365   $ 3,506,730   $ 7,013,460   $14,026,921   $14,026,921
MONEY MARKETS .................             0     8,509,844     8,509,844    17,019,690    34,039,378    34,039,377             0
NOW ...........................             0       910,623       910,623     1,821,245     3,642,491     7,284,981     7,284,981
TIME DEPOSITS OF $100,000 + ...             0     7,483,018     4,699,001     4,932,486    17,114,505     1,807,181     5,942,032
OTHER TIME DEPOSITS ...........             0     6,261,644     9,518,649    16,668,210    32,448,503     5,399,956    11,189,445
DEMAND ........................             0     1,378,364     1,378,364     2,756,728     5,513,456    11,026,914    11,026,914
OTHER BORROWED MONEY ..........             0    10,000,000             0     5,000,000    15,000,000     3,000,000    12,000,000
OTHER LIABILITIES .............             0             0             0             0             0             0             0
STOCKHOLDERS' EQUITY ..........             0             0             0             0             0             0             0
                                     --------   -----------   -----------   -----------   -----------   -----------   -----------
                     TOTAL .......   $      0   $36,296,858   $26,769,846   $51,705,089  $ 114,771,793 $ 76,585,330  $ 61,470,293
                                     --------   -----------   -----------   -----------   -----------   -----------   -----------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 2000

                                                                         5+
                                                                         YEARS                    OTHER                    TOTAL
____________________________________________________________________________________________________________________________________
LIABILITIES:
SAVINGS ..............................................         $               0           $             0             $ 35,067,302
MONEY MARKETS ........................................                         0                         0               68,078,755
NOW ..................................................                         0                         0               18,212,453
TIME DEPOSITS OF $100,000 + ..........................                         0                         0               24,863,718
OTHER TIME DEPOSITS ..................................                         0                         0               49,037,904
DEMAND ...............................................                         0                27,567,286               55,134,570
OTHER BORROWED MONEY .................................                         0                         0               30,000,000
OTHER LIABILITIES ....................................                         0                 1,488,432                1,488,432
STOCKHOLDERS' EQUITY .................................                         0                20,642,283               20,642,283
                                                              ------------------           ---------------             -------------
                  TOTAL ..............................                         0              $ 49,698,001             $302,525,417
                                                              ------------------           ---------------             -------------
SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
JUNE 30, 2000

                                                                         TOTAL
                                    3 MONTHS     3 -6        6 - 12      SENSITIVE      1-3         3-5         5+
                         REVOLVING  OR LESS      MONTHS      MONTHS      WITHIN I YR    YEARS       YEARS      YEARS     OTHER
____________________________________________________________________________________________________________________________________
INTEREST SENSITIVITY GAP
PER PERIOD             38,666,336 (27,980,287)(21,439,210) (29,860,826)(40,613,987) (47,001,137)  2,471,489 108,179,810 (23,036,175)
GAP/TOTAL ASSETS           12.78%      (9.25%)     (7.09%)      (9.87%)    (13.42%)     (15.54%)      0.82%      35.76%
CUMULATIVE INTEREST
SENSITIVITY GAP        38,666,336  10,686,049 (10,753,161) (40,613,987)(40,613,987) (87,615,124)(85,143,635) 23,036,175
% OF CUMULATIVE GAP
TO TOTAL ASSETS            12.78%       3.53%      (3.55%)     (13.42%)    (13.42%)     (28.96%)    (28.14%)      7.61%

ASSUMPTIOMS:
 1) BALANCE SHEET FIGURES AS OF JUNE 39, 2000
 2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER 5 YEAR PERIOD
 3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2 YEAR PERIOD

Notes to Consolidated Financial Statements


Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2000, and its results of operations for the six months and three months ended June 30, 2000 and 1999 and its cash flows for the six months and three months ended June 30, 2000 and 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

      Fair Value:
      June 30, 2000                $68,716,649
      December 31, 1999            $62,660,042

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SMITHTOWN BANCORP



August 11, 1999
                                                /s/ Bradley E. Rock
                                                ---------------------------
                                                Bradley E. Rock, President



August 11, 1999
                                                /s/ Anita M. Florek
                                                ---------------------------
                                                Anita Florek, Treasurer