Form 10-Q
period 2000-09-30
SMITHTOWN BANCORP INC
filed 2000-11-13
CIK 747345

Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended September 30, 2000

                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 793,987 Shares of Common stock ($2.50 Par Value) Outstanding as of September 30, 2000.

                                   SMITHTOWN BANCORP

                                         INDEX


Part I - FINANCIAL INFORMATION                                        PAGES
                                                                     ------
Item 1.    Financial Statements

           Consolidated Balance Sheets
                September 30, 2000 and December 31, 1999                   4

           Consolidated Statements of Income
                Three months ended September 30, 2000 and 1999             5

           Consolidated Statements of Income
                Nine months ended September  30, 2000 and 1999             6

           Consolidated Statements of Changes in Stockholders' Equity
                Three months ended September 30, 2000 and 1999             7

           Consolidated Statements of Changes in Stockholders' Equity
                Nine months ended September  30, 2000 and 1999             8

           Consolidated Statements of Comprehensive Income
                Three months ended September 30, 2000 and 1999             9

           Consolidated Statements of Comprehensive Income
                Nine months ended September  30, 2000 and 1999             9

           Consolidated Statements of Cash Flows
                Three months ended September 30, 2000 and 1999            10

           Consolidated Statements of Cash Flows
                Nine months ended September 30, 2000 and 1999             11

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                12 - 16

Item 3.    Notes to Consolidated Financial Statements                     17


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities - None

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (A) Exhibits - None


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                           As of
                                                                                        September 30, 2000        December 31, 1999
____________________________________________________________________________________________________________________________________
Assets
Cash and Due from Banks ..........................................................           $  12,972,170            $  10,195,378
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ................................................               1,519,536                2,829,437
     Obligations of State and Political Subdivisions .............................               4,381,327                5,141,551
                                                                                             -------------            -------------
      Total (Estimated Fair Value $5,930,772 and $7,969,754 ......................               5,900,863                7,970,988
             at 9/30/00 and 12/31/99, respectively)                                          -------------            --------------
   Investment Securities Available for Sale
     Obligations of U.S. Government ..............................................                       0                3,012,570
     Obligations of U.S. Government Agencies .....................................              16,569,448               17,331,246
     Mortgage - Backed Securities ................................................              22,771,152               19,612,906
     Oligations of State and Political Subdivisions ..............................              11,768,271               11,152,866
     Other Securities ............................................................               4,635,700                3,580,700
                                                                                             -------------            -------------
      Total (At Estimated Fair Value) ............................................              55,744,571               54,690,288
                                                                                             -------------            -------------
     Total Investment Securities .................................................              61,645,434               62,661,276
                                                                                             -------------            -------------
       (Estimated Fair Value $61,675,342  and $  62,660,042
         at 9/30/00 and 12/31/99, respectively)
Federal Funds Sold ...............................................................                       0              10,350,000
                                                                                             -------------            -------------
Loans ............................................................................             225,887,192              176,819,745
     Less: Unearned Discount .....................................................                 852,246                  619,728
              Allowance for Possible Loan Losses .................................               2,560,842                2,251,668
                                                                                             -------------            -------------
Loans, Net .......................................................................             222,474,104              173,948,349
                                                                                             -------------            -------------
Bank Premises and Equipment ......................................................               3,182,887                3,207,348
                                                                                             -------------            -------------
Other Assets
     Other Real Estate Owned .....................................................                 730,354                  855,353
     Other .......................................................................              10,527,334                4,863,739
                                                                                             -------------            -------------
     Total .......................................................................           $ 311,532,283            $ 266,081,443
                                                                                             =============            =============
Liabilities
Deposits:
     Demand (Non-Interest Bearing) ...............................................           $  56,134,897            $  50,008,452
     Money Market ................................................................              68,873,748               53,667,605
     NOW .........................................................................              18,174,910               15,968,937
     Savings .....................................................................              34,302,981               35,594,368
     Time ........................................................................              78,163,766               52,566,899
                                                                                             -------------            -------------
       Total Deposits ............................................................             255,650,302              207,806,261
                                                                                             -------------            -------------
Dividend Payable .................................................................                 190,557                  177,357
Other Borrowings .................................................................              32,800,000               38,000,000
Other Liabilities ................................................................               1,423,102                1,407,810
                                                                                             -------------            -------------
     Total Liabilities ...........................................................             290,063,961              247,391,428
                                                                                             -------------            -------------
Stockholders' Equity
Common Stock - $2.50 Par Value: (3,000,000 Shares ................................               2,239,775                2,239,775
     Authorized; 895,910 Shares Issued)
Accumulated Other Comprehensive Loss .............................................                (708,355)              (1,069,376)
Capital Surplus ..................................................................               1,993,574                1,993,574
Retained Earnings ................................................................              22,444,004               19,314,995
                                                                                             -------------            -------------
       Total .....................................................................              25,968,998               22,478,968
Less: Treasury Stock (101,923 and 89,742 shares at cost at .......................               4,500,676                3,788,953
       9/30/00 and 12/31/99, respectively)                 .......................           -------------            --------------
     Total Stockholders' Equity ..................................................              21,468,322               18,690,015
                                                                                             -------------            -------------
     Total .......................................................................           $ 311,532,283            $ 266,081,443
                                                                                             =============            =============


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                    For Three Months Ended
                                                                                             September 30, 2000  September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans .........................................................              $4,914,265              $3,289,269
Interest and Dividends on:
     Obligations of U.S. Government ................................................                       0                  90,648
     Obligations of U.S. Government Agencies .......................................                 425,143                 303,743
     Mortgage - Backed Securities ..................................................                 381,287                 412,961
     Obligations of State & Political Subdivisions .................................                 195,474                 200,419
     Other Securities ..............................................................                  92,121                  24,681
Interest on Federal Funds Sold .....................................................                  36,025                 159,223
Interest on Balances Due From Depository Institutions ..............................                   1,222                  39,680
                                                                                                  ----------              ----------
      Total Interest Income ........................................................               6,045,537              4,520,624
                                                                                                  ----------              ----------
Interest Expense
Money Market Accounts ..............................................................                 780,552                 404,473
Savings ............................................................................                 123,678                 139,127
Time  Deposits $100,000 and Over ...................................................                 283,513                 192,286
Other Time Deposits ................................................................                 833,459                 329,265
Interest on Other Borrowed Money ...................................................                 489,705                 333,547
                                                                                                  ----------              ----------
     Total Interest Expense ........................................................               2,510,907               1,398,698
                                                                                                  ----------              ----------
Net Interest Income ................................................................               3,534,630               3,121,926
Provision for Possible Loan Losses .................................................                 150,000                  90,000
                                                                                                   ---------              ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................               3,384,630               3,031,926
                                                                                                  ----------              ----------
Other Non - Interest Income
Trust Department Income ............................................................                  87,076                 157,669
Service Charges on Deposit Accounts ................................................                 394,227                 390,146
Other Income .......................................................................                 350,403                 319,682
Net Securities Transactions ........................................................                 (53,260)                    472
                                                                                                  ----------              ----------
    Total Other Non - Interest Income ..............................................                 778,446                 867,969
                                                                                                  ----------              ----------
Other Operating Expenses
Salaries ...........................................................................               1,026,507                 930,401
Pension and Other Employee Benefits ................................................                 196,636                 185,828
Net Occupancy Expense of Bank Premises .............................................                 223,550                 219,080
Furniture and Equipment Expense ....................................................                 164,006                 210,519
Miscellaneous Operating Expense ....................................................                 546,848                 472,128
                                                                                                  ----------              ----------
     Total Other Operating Expense .................................................               2,157,547               2,017,956
                                                                                                  ----------              ----------
Income Before Income Taxes .........................................................               2,005,529               1,881,939
Provision for Income Taxes .........................................................                 729,673                 700,357
                                                                                               -------------              ----------
     Net Income ....................................................................           $   1,275,856              $1,181,582
                                                                                               =============              ==========
Earnings Per Share
Net Income .........................................................................           $        1.62              $     1.46
Cash Dividends Declared ............................................................           $        0.24              $     0.22
Weighted Average Shares Outstanding ................................................                 806,125                 806,951


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                  For Nine Months Ended
                                                                                         September 30, 2000      September 30, 1999
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans ......................................................             $ 13,261,897              $  8,991,975
Interest and Dividends on:
     Obligations of U.S. Government .............................................                   23,602                   271,754
     Obligations of U.S. Government Agencies ....................................                1,163,922                   844,480
     Mortgage - Backed Securities ...............................................                1,086,999                 1,262,940
     Obligations of State & Political Subdivisions ..............................                  614,942                   626,078
     Other Securities ...........................................................                  232,681                    55,488
Interest on Federal Funds Sold ..................................................                  448,914                   293,336
Interest on Balances Due From Depository Institutions ...........................                   13,210                    41,649
                                                                                              ------------              ------------
     Total Interest Income ......................................................               16,846,167                12,387,700
                                                                                              ------------              ------------
Interest Expense
Money Market Accounts ...........................................................                2,075,471                 1,108,728
Savings .........................................................................                  388,641                   413,797
Time  Deposits $100,000 and Over ................................................                  758,123                   483,256
Other Time Deposits .............................................................                2,134,760                   903,099
Interest on Other Borrowed Money ................................................                1,524,720                   634,039
                                                                                              ------------              ------------
     Total Interest Expense .....................................................                6,881,715                 3,542,919
                                                                                              ------------              ------------
Net Interest Income .............................................................                9,964,452                 8,844,781
Provision for Possible Loan Losses ..............................................                  390,000                   270,000
                                                                                              ------------              ------------
Net Interest Income After Provision for Possible
  Loan Losses ...................................................................                9,574,452                 8,574,781
                                                                                              ------------              ------------
Other Non - Interest Income
Trust Department Income .........................................................                  373,224                   334,557
Service Charges on Deposit Accounts .............................................                1,193,478                 1,127,554
Other Income ....................................................................                1,084,545                   900,446
Net Securities Transactions .....................................................                  (54,619)                      472
                                                                                              ------------              ------------
     Total Other Non - Interest Income ..........................................                2,596,628                 2,363,029
                                                                                              ------------              ------------
Other Operating Expenses
Salaries ........................................................................                3,010,787                 2,681,843
Pension and Other Employee Benefits .............................................                  627,846                   580,809
Net Occupancy Expense of Bank Premises ..........................................                  689,043                   644,582
Furniture and Equipment Expense .................................................                  564,622                   599,594
Miscellaneous Operating Expense .................................................                1,484,494                 1,441,633
                                                                                              ------------              ------------
     Total Other Operating Expense ..............................................                6,376,792                 5,948,461
                                                                                              ------------              ------------
Income Before Income Taxes ......................................................                5,794,288                 4,989,349
Provision for Income Taxes ......................................................                2,087,847                 1,821,722
                                                                                              ------------              ------------
     Net Income .................................................................             $  3,706,441              $  3,167,627
                                                                                              ============              ============
Earnings Per Share
Net Income ......................................................................             $       4.61              $       3.90
Cash Dividends Declared .........................................................             $       0.72              $       0.66
Weighted Average Shares Outstanding .............................................                  803,691                   811,366


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                            Cost of     Accumulated
                                          Common Stock                                     Common         Other           Total
                                       Shares                    Capital      Retained      Stock in    Comprehensive  Stockholders'
                                     Outstanding    Amount       Surplus      Earnings     Treasury    Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at 6/30/99                 807,531      $ 2,239,775  $ 1,993,574   $ 17,402,154  $ (3,707,664)  $   (595,090)  $ 17,332,749
Comprehensive Income:
   Net Income                                                                 1,181,582                                   1,181,582
   Other Comprehensive Income,
     Net of Tax                                                                                             (108,417)      (108,417)
     Total Comprehensive Income
   Cash Dividends  Declared                                                    (177,519)                                   (177,519)
Treasury Stock Purchases              (628)                                                   (37,366)                      (37,366)
                                  --------------------------------------------------------------------------------------------------
Balance at 9/30/99                 806,903     $ 2,239,775   $ 1,993,574   $ 18,406,217  $ (3,745,030)  $   (703,507)  $ 18,191,029
                                  ==================================================================================================



Balance at 6/30/00                 805,813     $ 2,239,775   $ 1,993,574   $ 21,358,705  $ (3,809,188)  $ (1,140,583)  $ 20,642,283
Comprehensive Income:
   Net Income                                                                 1,275,856                                   1,275,856
   Other Comprehensive Income,
     Net of Tax                                                                                              432,228        432,228
     Total Comprehensive Income
   Cash Dividends  Declared                                                    (190,557)                                   (190,557)
Treasury Stock Purchases           (11,826)                                                  (691,488)                     (691,488)
                                  --------------------------------------------------------------------------------------------------
Balance at 9/30/00                 793,987     $ 2,239,775   $ 1,993,574   $ 22,444,004  $ (4,500,676)  $   (708,355)  $ 21,468,322
                                  ==================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                            Cost of     Accumulated
                                         Common Stock                                       Common         Other           Total
                                      Shares                       Capital     Retained     Stock in    Comprehensive  Stockholders'
                                    Outstanding    Amount         Surplus      Earnings     Treasury    Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at 1/1/99                  822,765     $ 2,239,775   $ 1,993,574   $ 15,770,822  $ (2,841,437)  $    249,455   $ 17,412,189
Comprehensive Income:
   Net Income                                                                 3,167,627                                   3,167,627
   Other Comprehensive Income,
     Net of Tax                                                                                             (952,962)      (952,962)
     Total Comprehensive Income
   Cash Dividends  Declared                                                    (532,232)                                   (532,232)
Treasury Stock Purchases           (15,862)                                                  (903,593)                     (903,593)
                                  --------------------------------------------------------------------------------------------------
Balance at 9/30/99                 806,903     $ 2,239,775   $ 1,993,574   $ 18,406,217  $ (3,745,030)  $   (703,507)  $ 18,191,029
                                  ==================================================================================================


Balance at 1/1/00                  806,168     $ 2,239,775   $ 1,993,574   $ 19,314,995  $ (3,788,953)  $ (1,069,376)  $ 18,690,015
Comprehensive Income:
   Net Income                                                                 3,706,441                                   3,706,441
   Other Comprehensive Income,
     Net of Tax                                                                                              361,021        361,021
     Total Comprehensive Income
   Cash Dividends  Declared                                                    (577,432)                                   (577,432)
Treasury Stock Purchases           (12,181)                                                  (711,723)                     (711,723)
                                  --------------------------------------------------------------------------------------------------
Balance at 9/30/00                 793,987     $ 2,239,775   $ 1,993,574   $ 22,444,004  $ (4,500,676)  $   (708,355)  $ 21,468,322
                                  ==================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                              For Three Months Ended September 30,
                                                                                                        2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income ...............................................................................         $ 1,275,856          $ 1,181,582
                                                                                                   -----------          -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain(Loss) Arising During the Period .............................             745,221             (186,926)
     Less:  Reclassification Adjustment for Gains Included in Net Income .................                --                   --
                                                                                                   -----------          -----------
                                                                                                       745,221             (186,926)
     Income Tax Related to Other Comprehensive Income ....................................             312,993              (78,509)
                                                                                                   -----------          -----------
     Other Comprehensive Income, Net of Tax ..............................................             432,228             (108,417)
                                                                                                   -----------          -----------
          Total Comprehensive Income .....................................................         $ 1,708,084          $ 1,073,165
                                                                                                   ===========          ===========


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                               For Nine Months Ended September 30,
                                                                                                        2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income ...............................................................................         $ 3,706,441          $ 3,167,627
                                                                                                   -----------          -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain(Loss) Arising During the Period .............................             622,450           (1,643,038)
     Less:  Reclassification Adjustment for Gains Included in Net Income .................                --                   --
                                                                                                   -----------          -----------
                                                                                                       622,450           (1,643,038)
     Income Tax Related to Other Comprehensive Income ....................................             261,429             (690,076)
                                                                                                   -----------          -----------
     Other Comprehensive Income, Net of Tax ..............................................             361,021             (952,962)
                                                                                                   -----------          -----------
          Total Comprehensive Income .....................................................         $ 4,067,462          $ 2,214,665
                                                                                                   ===========          ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                             For Three Months Ended September 30 ,
                                                                                                    2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .................................................................................       $  1,275,856      $    1,181,582
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation on Premises and Equipment ...............................................            122,958             128,410
      Provision for Possible Loan Losses ...................................................            150,000              90,000
      (Gain) Loss on Sale of Investment Securities .........................................             53,260                (472)
      Amortization of Transition Obligation ................................................             43,434              38,169
      Gain on Other Real Estate Owned ......................................................            (10,106)                  0
      Increase in Interest Payable .........................................................             86,122             142,179
      (Increase) Decrease in Miscellaneous Payables and Accrued Expenses ...................            (13,821)            228,940
      Decrease in Fees and Commissions Receivable ..........................................                  0              61,500
      Increase in Interest Receivable ......................................................            (86,748)           (211,175)
      (Increase) Decrease in Prepaid Expenses ..............................................            177,421              (4,555)
      (Increase) Decrease in Miscellaneous Receivable ......................................            289,092             (72,032)
      Decrease in Income Taxes Receivable ..................................................             55,878             106,193
      Increase in Deferred Taxes ...........................................................           (102,755)             (6,836)
      Decrease in Accumulated Post Retirement Benefit Obligation ...........................             (6,005)            (11,418)
      Amortization of Investment Security Premiums and Accretion of Discounts ..............           (222,272)            (20,142)
      Increase in Cash Surrender Value of Officer's Life Insurance Policies ................            (67,800)                  0
                                                                                                      ------------     ------------
      Cash Provided by Operating Activities ................................................          1,744,514           1,650,343
                                                                                                      ------------     -------------
Cash Flows from Investing Activities
      Proceeds from Disposition of Mortgage-Backed Securities:
        Held to Maturity ...................................................................            602,906             485,037
        Available for Sale .................................................................          1,861,562           4,577,596
      Proceeds from Disposition of Other Investment Securities:
        Available for Sale .................................................................          9,502,449           1,468,339
      Purchase of Mortgage-Backed Securities
        Available for Sale .................................................................         (2,925,938)         (5,276,828)
      Purchase of Other Investment Securities:
        Available for Sale .................................................................         (1,018,900)         (4,085,000)
      Net Decrease in Federal Funds Sold ...................................................            950,000          12,900,000
      Net Increase in Loans ................................................................        (13,612,334)        (18,335,752)
      Proceeds from Disposition of OREO Property ...........................................            135,106                   0
      Purchase of Equipment ................................................................           (157,581)            (70,909)
      Purchase of Treasury Stock ...........................................................           (691,488)            (37,366)
                                                                                                     -------------     -------------
      Cash Used by Investing Activities ....................................................         (5,354,218)         (8,374,883)
                                                                                                     -------------     -------------
Cash Flows from Financing Activities
      Net Increase in Demand Deposits, NOW Accounts
        and Savings Accounts ...............................................................            993,457           4,446,562
      Net Increase in Time Accounts ........................................................          4,262,144             976,852
      Cash Dividends Paid ..................................................................           (193,396)           (177,766)
      Net Increase in Borrowed Funds .......................................................          2,800,000           4,318,309
                                                                                                     ------------      -------------
      Cash Provided by Financing Activities ................................................          7,862,205           9,563,957
                                                                                                     ------------      -------------
      Net Increase in Cash and Due from Banks ..............................................          4,252,501           2,839,417
      Cash and Due from Banks, Beginning of Period .........................................          8,719,669           8,831,921
                                                                                                     ------------      -------------
         Cash and Due from Banks, End of Period ...............................................    $ 12,972,170      $   11,671,338
                                                                                                     ===========        ===========
Supplemental Disclosures of Cash Flow Information
    Cash Paid During Period for:
      Interest .............................................................................       $    432,573      $      333,546
      Income Taxes .........................................................................            776,550             601,000

Non-Cash Investing Activities
    Unrealized (Gain) Loss on Securities Available for Sale ................................       $   (745,221)     $      186,926

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                               For Nine Months Ended September 30
                                                                                                    2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .................................................................................       $  3,706,441      $    3,167,627
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation on Premises and Equipment ...............................................            382,441             382,532
      Provision for Possible Loan Losses ...................................................            390,000             270,000
      (Gain) Loss on Sale of Investment Securities .........................................             54,619                (472)
      Amortization of Transition Obligation ................................................             61,434              90,219
      Gain on Other Real Estate Owned ......................................................            (10,106)            (29,281)
      Increase in Interest Payable .........................................................            105,934             182,645
      Decrease in Miscellaneous Payables and Accrued Expenses ..............................           (145,647)            (30,806)
      Decrease in Fees and Commissions Receivable ..........................................                  0              56,700
      Increase in Interest Receivable ......................................................           (139,526)           (480,671)
      Increase in Prepaid Expenses .........................................................           (437,607)           (134,053)
      Increase in Miscellaneous Receivable .................................................           (161,089)            (24,047)
      Decrease in Income Taxes Receivable ..................................................            188,093              77,357
      Increase in Deferred Taxes ...........................................................           (173,706)           (105,925)
      Decrease in Accumulated Post Retirement Benefit Obligation ...........................            (26,816)            (34,254)
      Amortization of Investment Security Premiums and Accretion of Discounts ..............           (358,351)            104,654
      Increase in Cash Surrender Value of Officer's Life Insurance Policies ................           (180,800)                  0
                                                                                                      ----------       ------------
      Cash Provided by Operating Activities ................................................          3,255,314           3,492,225
                                                                                                      ----------       ------------
Cash Flows from Investing Activities
      Proceeds from Disposition of Mortgage-Backed Securities:
        Held to Maturity ...................................................................          1,376,735           1,526,825
        Available for Sale .................................................................          3,958,292           9,421,629
      Proceeds from Disposition of Other Investment Securities:
        Held to Maturity ...................................................................            752,501           1,248,604
        Available for Sale .................................................................         13,586,799           2,477,714
      Purchase of Mortgage-Backed Securities
        Available for Sale .................................................................         (6,985,891)        (15,492,452)
      Purchase of Other Investment Securities:
        Held to Maturity ...................................................................                  0            (723,862)
        Available for Sale .................................................................        (10,746,416)         (8,285,400)
      Purchase of Officer's Life Insurance Policies ........................................         (5,000,000)                  0
      Net Decrease in Federal Funds Sold ...................................................         10,350,000           8,100,000
      Net Increase in Loans ................................................................        (48,915,753)        (43,983,388)
      Purchase of Equipment ................................................................           (357,981)           (255,844)
      Proceeds from Sale of Other Real Estate Owned ........................................            135,106             246,423
      Purchase of Treasury Stock ...........................................................           (711,723)           (903,594)
                                                                                                    -----------        -------------
      Cash Used by Investing Activities ....................................................        (42,558,331)        (46,623,345)
                                                                                                    -----------         ------------
Cash Flows from Financing Activities
      Net Increase in Demand Deposits, NOW Accounts
        and Savings Accounts ...............................................................         22,247,175          13,620,502
      Net Increase in Time Accounts ........................................................         25,596,867           8,434,533
      Cash Dividends Paid ..................................................................           (564,233)           (520,606)
      Net Increase (Decrease) in Borrowed Funds ............................................         (5,200,000)         26,143,664
                                                                                                    -----------        -------------
      Cash Provided by Financing Activities ................................................         42,079,809          47,678,093
                                                                                                    -----------        -------------
      Net Increase in Cash and Due from Banks ..............................................          2,776,792           4,546,973
      Cash and Due from Banks, Beginning of Period .........................................         10,195,378           7,124,365
                                                                                                   ------------        -------------
      Cash and Due from Banks, End of Period ...............................................       $ 12,972,170        $ 11,671,338
                                                                                                   ============        =============
Supplemental Disclosures of Cash Flow Information
    Cash Paid During Period for:
      Interest .............................................................................       $  1,555,624        $    634,038
      Income Taxes .........................................................................          2,073,460           1,850,290

Non-Cash Investing Activities
    Unrealized (Gain) Loss on Securities Available for Sale ................................       $   (622,450)       $  1,643,038

Management's Discussion and Analysis of Financial Condition and Results of Operations

Smithtown Bancorp, a one-bank holding company acquired 100% of the outstanding common stock of Bank of Smithtown on November 1, 1984. Smithtown Bancorp and its subsidiary Bank of Smithtown, filed an Annual report 10KSB for the period ended December 31, 1999.

Bank of Smithtown's Balance Sheet remains very strong, with significant growth since December 31, 1999. Total assets at September 30, 2000 and December 31, 1999 were $311,532,283 and $266,081,443 respectively, a 17.08% increase. Loan growth during this same period was $49,067,447 or 27.72%, predominantly in the real estate sector. Residential and commercial mortgages increased by $53,376,583 or 48.62%, and now account for 72.50% of the total portfolio. The Allowance for Possible Loan Loss Account remains adequate and represents 1.13% of total loans and 155.6% of non-performing loans. The investment portfolio also increased in volume, but asset allocation remained relatively constant during the nine month period ended September 30, 2000. Sales were transacted during the year resulting in a net loss for the period, with the portfolio in a better position for future earnings. Federal Funds Sold decreased from $10,350,000 at December 31, 1999 to $0 at September 30, 2000. These funds were used throughout the year to support higher yielding loan growth. One OREO property was sold during 2000, resulting in a $125,000 decrease in this asset category. Currently, only one property remains in OREO. Other Assets increased by $5,663,595 since December 31, 1999, primarily due to the purchase of bank-owned life insurance. This insurance served to increase deferred retirement benefits paid to certain officers and directors as well as to increase the yield on earning assets. Significant changes can also be seen on the Liability side of the Balance Sheet. Deposit growth has once again been at a very high level this year. The Bank has seen an increase of $47,844,041 or 23.02% growth. This has been due to a very competitive rate structure, various deposit promotion programs including new deposit products and intense sales training for staff. The Bank' deposit mix has also changed this year, with a higher volume of regular and jumbo CD's as well as money market accounts. This is due to the introduction of new deposit products. The Bank now offers a Prestige Money Market Account, a variable rate product whose yield increases with increasing balances. Also part of its standard list of products are Jumbo CD's, which are offered for CD balances over $100,000 for terms under one year. Debit cards and credit cards were introduced this year, and on-line banking is due to be launched during early November. Borrowings have decreased during 2000, as deposits have provided most of the funding for new loan growth. Capital levels are very strong with an increase since December 31, 1999 of 14.86%. By all regulatory guidelines, the Bank's capital ratios remain high and are detailed below.

                September 30, 2000     December 31, 1999      Required Ratios


Tier I                  9.91%                10.01%                 6.00%

Tier II                 1.14%                 1.10%                     *

Total Risk Based       11.06%                11.10%                10.00%
Capital Ratio

Leverage Ratio          8.06%                 7.26%                 5.00%
(for the quarter)


*Tier II Capital is limited to 100% of Tier I Capital.

Net income for the nine month period ended September 30, 2000 was $3,706,441 compared to $3,167,627 for the same period in 1999. This represents a 17.01%ncrease. Reasons for the increase are derived from the previously discussed adjustments to the Bank's Balance Sheet. Loan income grew by 47.48% as a result of the growth in the portfolio. Yield on the portfolio is now at 9.37%. Investment income also increased as a result of changes in the portfolio. Yield on a tax equivalent basis on the Investment Portfolio is 7.10%. Interest income on Federal Funds Sold increased by $155,578 or 53.03% due to a higher average level of sales as well as a higher average yield of 5.89%. Overall interest income grew by $4,458,467 or 35.99% over the comparable period in 1999. Average yield on interest earning assets was 8.70% compared to 8.32% for the nine months ended September 30, 2000 and 1999. Interest expense increased by $3,338.796 or 94.23% over the 1999 comparable period, due to a significantly higher cost of funds. At September 30, 2000 and September 30, 1999 the Bank' cost of funds was 4.21% compared to 2.97%. This result was expected due to the competitive rate structure necessary for deposit collection. Interest expense on deposits remains significantly lower than comparable borrowing expenses. In spite of this increased cost of funds, net interest margin has only declined from 5.36% to 5.33% at September 30, 1999 compared to the same period in 2000. Other non-interest income increased by $233,599 or 9.88% due primarily to increased loan origination fees. Operating expenses also increased by $428,331 or 7.20% resulting from increased salary and benefit expenses as well as technology expenses related to enhanced software and hardware products.

Two important measures of a Bank's profitability are its Return on Average Assets (ROAA) and Return on Average Equity (ROAE). Both of these ratios remain very high by all industry standards. As of September 30, 2000 the Bank's ROAA and ROAE were 1.69 and 26.11. EPS for the nine month period ended September 30, 2000 was $4.61 compared to $3.90 during the same period in 1999, an 18.20% increase. Management remains very confident that 2000 will once again witness record earnings secured by high asset quality, a winning combination by any standard.


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
SEPTEMBER 30, 2000
                                                                                                                         TOTAL
                                                                          3 MONTHS          3 -6           6 - 12      SENSITIVE
                                                        REVOLVING         OR LESS          MONTHS          MONTHS      WITHIN I YR
____________________________________________________________________________________________________________________________________
ASSETS:

   INVESTMENTS ................................      $         0      $   491,562      $    85,970      $ 8,348,983      $ 8,926,515
   LOANS:
       INSTALLMENT ............................                0        1,195,073        2,287,671        2,016,529        5,499,273
       REAL ESTATE AND COMMERCIAL .............       36,057,803        7,625,413        6,023,188        9,612,838       59,319,242
   CASH AND DUE FROM BANKS ....................          261,581                0                0                0          261,581
   FIXED ASSETS ...............................                0                0                0                0                0
   OTHER ASSETS ...............................                0                0                0                0                0
   RESERVE FOR POSSIBLE LOAN LOSSES ...........                0                0                0                0                0
   NON-ACCRUALS ...............................                0                0                0                0                0
   UNEARNED DISCOUNT ..........................                0                0                0                0                0
                                                     -------------------------------------------------------------------------------
                 TOTAL ........................      $36,319,384      $ 9,312,048      $ 8,396,829      $19,978,350      $74,006,611
                                                     -------------------------------------------------------------------------------


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
SEPTEMBER 30, 2000
                                                        1-3              3-5              5+
                                                       YEARS            YEARS            YEARS            OTHER            TOTAL
____________________________________________________________________________________________________________________________________

ASSETS:
   INVESTMENTS ..............................    $   6,355,195    $   7,484,749    $  35,243,275    $   3,635,700     $  61,645,434
   LOANS:
       INSTALLMENT ..........................        3,169,793        4,685,602       10,412,369                0        23,767,037
       REAL ESTATE AND COMMERCIAL ...........       24,424,101       60,166,703       56,900,146          126,133       200,936,325
   CASH AND DUE FROM BANKS ..................                0                0                0       12,710,589        12,972,170
   FIXED ASSETS .............................                0                0                0        3,182,887         3,182,887
   OTHER ASSETS .............................                0                0                0       11,257,688        11,257,688
   RESERVE FOR POSSIBLE LOAN LOSSES .........                0                0                0       (2,560,842)       (2,560,842)
   NON-ACCRUALS .............................                0                0                0        1,183,830         1,183,830
   UNEARNED DISCOUNT ........................                0                0                0         (852,246)         (852,246)
                                                 -----------------------------------------------------------------------------------
                 TOTAL ......................    $  33,949,089    $  72,337,054    $ 102,555,790    $  28,683,739     $ 311,532,283
                                                 -----------------------------------------------------------------------------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT
SEPTEMBER 30, 2000
                                                                                                                         TOTAL
                                                                              3 MONTHS        3 -6           6 - 12    SENSITIVE
                                                                REVOLVING     OR LESS        MONTHS          MONTHS    WITHIN I YR
____________________________________________________________________________________________________________________________________
LIABILITIES:

   SAVINGS ..............................................   $          0   $  1,715,149   $  1,715,149   $  3,430,298   $  6,860,596
   MONEY MARKETS ........................................              0      8,609,219      8,609,219     17,218,436     34,436,874
   NOW ..................................................              0        908,746        908,746      1,817,492      3,634,984
   TIME DEPOSITS OF $100,000 + ..........................              0     10,870,480      4,372,623      2,830,525     18,073,628
   OTHER TIME DEPOSITS ..................................              0     10,371,906     10,263,450     15,254,030     35,889,386
   DEMAND ...............................................              0      1,403,373      1,403,373      2,806,745      5,613,491
   OTHER BORROWED MONEY .................................              0     12,800,000              0      5,000,000     17,800,000
   OTHER LIABILITIES ....................................              0              0              0              0              0
   STOCKHOLDERS' EQUITY .................................              0              0              0              0              0
                                                            ------------------------------------------------------------------------
                TOTAL ...................................   $          0   $ 46,678,873   $ 27,272,560   $ 48,357,526   $122,308,959
                                                            ------------------------------------------------------------------------

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
SEPTEMBER 30, 2000
                                                                1-3               3-5              5+
                                                               YEARS             YEARS            YEARS         OTHER       TOTAL
____________________________________________________________________________________________________________________________________

LIABILITIES:

   SAVINGS ..............................................   $ 13,721,192   $ 13,721,193   $          0   $          0   $ 34,302,981
   MONEY MARKETS ........................................     34,436,874              0              0              0     68,873,748
   NOW ..................................................      7,269,963      7,269,963              0              0     18,174,910
   TIME DEPOSITS OF $100,000 + ..........................      2,116,542      6,103,503              0              0     26,293,673
   OTHER TIME DEPOSITS ..................................      5,029,593     10,951,114              0              0     51,870,093
   DEMAND ...............................................     11,226,979     11,226,979              0     28,067,448     56,134,897
   OTHER BORROWED MONEY .................................      3,000,000     12,000,000              0              0     32,800,000
   OTHER LIABILITIES ....................................              0              0              0      1,613,659      1,613,659
   STOCKHOLDERS' EQUITY .................................              0              0              0     21,468,322     21,468,322
                                                            ------------------------------------------------------------------------
                 TOTAL ..................................   $ 76,801,143   $ 61,272,752   $          0   $ 51,149,429   $311,532,283
                                                            ------------------------------------------------------------------------


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT


                                                                                                                     TOTAL
                                                             3 MONTHS          3 -6               6 - 12           SENSITIVE
                                          REVOLVING          OR LESS          MONTHS             MONTHS            WITHIN I YR
____________________________________________________________________________________________________________________________________
INTEREST SENSITIVITY GAP
PER PERIOD                                36,319,384     (37,366,825)      (18,875,731)         (28,379,176)         (48,302,348)
GAP/TOTAL ASSETS                              11.66%          -11.99%            -6.06%               -9.11%              -15.50%
CUMULATIVE INTEREST
SENSITIVITY GAP                           36,319,384      (1,047,441)      (19,923,172)         (48,302,348)         (48,302,348)
% OF CUMULATIVE GAP
TO TOTAL ASSETS                               11.66%           -0.34%            -6.40%              -15.50%             -15.50%



SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY REPORT(continue)
SEPTEMBER 30, 2000
                                               1-3                3-5                 5+
                                               YEARS              YEARS               YEARS              OTHER          TOTAL
____________________________________________________________________________________________________________________________________
INTEREST SENSITIVITY GAP
PER PERIOD                               (42,852,054)         11,064,302          102,555,790        (22,465,690)
GAP/TOTAL ASSETS                              -13.76%              3.55%               32.92%
CUMULATIVE INTEREST
SENSITIVITY GAP                          (91,154,402)       (80,090,100)           22,465,690
% OF CUMULATIVE GAP
TO TOTAL ASSETS                               -29.26%            -25.71%                7.21%

ASSUMPTIONS:
  1) BALANCE SHEET FIGURES AS OF SEPTEMBER 30, 2000
  2) SAVINGS AND NOW ACCOUNTS ASSUMED TO DECLINE OVER  5 YEAR PERIOD
  3) MONEY MARKET ACCOUNTS ASSUMED TO DECLINE OVER 2  YEAR PERIOD


Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 2000, and its results of operations for the nine months and three months ended September 30, 2000 and 1999 and its cash flows for the nine months and three months ended September 30, 2000 and 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

      Fair Value:
      September 30, 2000            $61,675,342
      December  31, 1999            $62,660,042

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               SMITHTOWN BANCORP



November 13, 2000
                                                /s/ Bradley E. Rock
                                                ________________________
                                                Bradley E. Rock, President



November 13, 2000
                                                /s/ Anita M. Florek
                                                ______________________
                                                Anita Florek, Treasurer