Form 10-Q/A
period 2000-09-30
SMITHTOWN BANCORP INC
filed 2000-11-13
CIK 747345

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
                                                                                             =============            =============


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                    For Three Months Ended
                                                                                             September 30, 2000  September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------

Interest Income
Interest and Fees on Loans .........................................................              $4,914,265              $3,289,269
Interest and Dividends on:
     Obligations of U.S. Government ................................................                       0                  90,648
     Obligations of U.S. Government Agencies .......................................                 425,143                 303,743
     Mortgage - Backed Securities ..................................................                 381,287                 412,961
     Obligations of State & Political Subdivisions .................................                 195,474                 200,419
     Other Securities ..............................................................                  92,121                  24,681
Interest on Federal Funds Sold .....................................................                  36,025                 159,223
Interest on Balances Due From Depository Institutions ..............................                   1,222                  39,680
                                                                                                  ----------              ----------
      Total Interest Income ........................................................               6,045,537              4,520,624
                                                                                                  ----------              ----------
Interest Expense
Money Market Accounts ..............................................................                 780,552                 404,473
Savings ............................................................................                 123,678                 139,127
Time  Deposits $100,000 and Over ...................................................                 283,513                 192,286
Other Time Deposits ................................................................                 833,459                 329,265
Interest on Other Borrowed Money ...................................................                 489,705                 333,547
                                                                                                  ----------              ----------
     Total Interest Expense ........................................................               2,510,907               1,398,698
                                                                                                  ----------              ----------
Net Interest Income ................................................................               3,534,630               3,121,926
Provision for Possible Loan Losses .................................................                 150,000                  90,000
                                                                                                   ---------              ----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................               3,384,630               3,031,926
                                                                                                  ----------              ----------
Other Non - Interest Income
Trust Department Income ............................................................                  87,076                 157,669
Service Charges on Deposit Accounts ................................................                 394,227                 390,146
Other Income .......................................................................                 350,403                 319,682
Net Securities Transactions ........................................................                 (53,260)                    472
                                                                                                  ----------              ----------
    Total Other Non - Interest Income ..............................................                 778,446                 867,969
                                                                                                  ----------              ----------
Other Operating Expenses
Salaries ...........................................................................               1,026,507                 930,401
Pension and Other Employee Benefits ................................................                 196,636                 185,828
Net Occupancy Expense of Bank Premises .............................................                 223,550                 219,080
Furniture and Equipment Expense ....................................................                 164,006                 210,519
Miscellaneous Operating Expense ....................................................                 546,848                 472,128
                                                                                                  ----------              ----------
     Total Other Operating Expense .................................................               2,157,547               2,017,956
                                                                                                  ----------              ----------
Income Before Income Taxes .........................................................               2,005,529               1,881,939
Provision for Income Taxes .........................................................                 729,673                 700,357
                                                                                               -------------              ----------
     Net Income ....................................................................           $   1,275,856              $1,181,582
                                                                                               =============              ==========
Earnings Per Share
Net Income .........................................................................           $        1.60              $     1.46
Cash Dividends Declared ............................................................           $        0.24              $     0.22
Weighted Average Shares Outstanding ................................................                 798,834                 806,951


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                  For Nine Months Ended
                                                                                         September 30, 2000      September 30, 1999
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans ......................................................             $ 13,261,897              $  8,991,975
Interest and Dividends on:
     Obligations of U.S. Government .............................................                   23,602                   271,754
     Obligations of U.S. Government Agencies ....................................                1,163,922                   844,480
     Mortgage - Backed Securities ...............................................                1,086,999                 1,262,940
     Obligations of State & Political Subdivisions ..............................                  614,942                   626,078
     Other Securities ...........................................................                  232,681                    55,488
Interest on Federal Funds Sold ..................................................                  448,914                   293,336
Interest on Balances Due From Depository Institutions ...........................                   13,210                    41,649
                                                                                              ------------              ------------
     Total Interest Income ......................................................               16,846,167                12,387,700
                                                                                              ------------              ------------
Interest Expense
Money Market Accounts ...........................................................                2,075,471                 1,108,728
Savings .........................................................................                  388,641                   413,797
Time  Deposits $100,000 and Over ................................................                  758,123                   483,256
Other Time Deposits .............................................................                2,134,760                   903,099
Interest on Other Borrowed Money ................................................                1,524,720                   634,039
                                                                                              ------------              ------------
     Total Interest Expense .....................................................                6,881,715                 3,542,919
                                                                                              ------------              ------------
Net Interest Income .............................................................                9,964,452                 8,844,781
Provision for Possible Loan Losses ..............................................                  390,000                   270,000
                                                                                              ------------              ------------
Net Interest Income After Provision for Possible
  Loan Losses ...................................................................                9,574,452                 8,574,781
                                                                                              ------------              ------------
Other Non - Interest Income
Trust Department Income .........................................................                  373,224                   334,557
Service Charges on Deposit Accounts .............................................                1,193,478                 1,127,554
Other Income ....................................................................                1,084,545                   900,446
Net Securities Transactions .....................................................                  (54,619)                      472
                                                                                              ------------              ------------
     Total Other Non - Interest Income ..........................................                2,596,628                 2,363,029
                                                                                              ------------              ------------
Other Operating Expenses
Salaries ........................................................................                3,010,787                 2,681,843
Pension and Other Employee Benefits .............................................                  627,846                   580,809
Net Occupancy Expense of Bank Premises ..........................................                  689,043                   644,582
Furniture and Equipment Expense .................................................                  564,622                   599,594
Miscellaneous Operating Expense .................................................                1,484,494                 1,441,633
                                                                                              ------------              ------------
     Total Other Operating Expense ..............................................                6,376,792                 5,948,461
                                                                                              ------------              ------------
Income Before Income Taxes ......................................................                5,794,288                 4,989,349
Provision for Income Taxes ......................................................                2,087,847                 1,821,722
                                                                                              ------------              ------------
     Net Income .................................................................             $  3,706,441              $  3,167,627
                                                                                              ============              ============
Earnings Per Share
Net Income ......................................................................             $       4.61              $       3.90
Cash Dividends Declared .........................................................             $       0.72              $       0.66
Weighted Average Shares Outstanding .............................................                  803,691                   811,366


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