Form 10KSB
period 2000-12-31
SMITHTOWN BANCORP INC
filed 2001-04-02
CIK 747345

                                        No. of pages within this report ____

As filed with the Securities and Exchange Commission on March 28, 2001
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended 31 December  2000   Commission File #0 - 13314

                            SMITHTOWN BANCORP, INC.
            (Exact name of registrant as specified in its charter)

           New York                              11-2695037
  (State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation or organization)

             One East Main Street, Smithtown, New York 11787-2801
               (Address of principal executive office, Zip Code)

      Registrant's telephone number, including area code: (631) 360-9300
      ------------------------------------------------------------------

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

Yes X  No _____

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

                                        Number of Shares Outstanding
                                        ----------------------------
   Class of Common Stock                     as of 15 March 2001
   ---------------------                     -------------------

     $2.50 Par Value                                778,864

The aggregate market value of the Registrant's common stock held by nonaffiliates was approximately $49,263,148 based on the price at which stock was sold on 15 March 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report for the fiscal year ended 31 December 2000 are incorporated herein by reference into Parts I and II.

2) Portions of the Prospectus dated 26 July 1984 and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, are incorporated by reference into Part I.

3) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on 17 April 2001 are incorporated herein by reference into Part III.

                                    Part I

Item 101: Description of Business
---------------------------------

     Smithtown Bancorp, Inc. ("Registrant")

     Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

     Page 10 of the Registrant's Annual Report for the year ended 31 December 2000, and

     Page 8 of the Registrant's Prospectus dated 26 July 1984, both of which are incorporated by reference.

Item 102: Description of Properties
-----------------------------------

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

The Bank owns one property that it has acquired through the foreclosure process. It is a vacant commercial property.

Item 103: Legal Proceedings
---------------------------

In the opinion of the Registrant and its counsel, there are no material proceedings pending in which the Registrant or the Bank is a party, or of which its property is the subject, or any which depart from the ordinary routine litigation incident to the kind of business conducted by the Registrant and the Bank; no proceedings are known to be contemplated by government authorities or others.

                                    Part 2

Item 201: Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

Page 14 and 43 of the Registrant's Annual Report for the year ended 31 December 2000 is incorporated herein by reference.

Item 202: Description of Securities or Plan of Operation
--------------------------------------------------------

670 shareholders of common stock at 15 March 2001.

Preemptive Rights exist whereby the holders of the shares outstanding at that time shall have the right to subscribe, in proportion to their holdings, for capital stock to be so issued. The right to subscribe shall only last for such a period of time as shall be determined by the Board of Directors of the Registrant.

                                    Part 3

Item 303: Management's Discussion and Analysis or Plan of Operations
--------------------------------------------------------------------

Pages 15 through 25, inclusive, of the Registrant's Annual Report for the year ended 31 December 2000 are incorporated herein by reference.

Item 304: Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosures
---------------------

Form 8-K was filed with the Exchange on September 14, 1992. Form 8 Amendment to Form 8-K was filed on September 24, 1992. Both forms are incorporated herein by reference.

Item 310: Financial Statements
------------------------------

Pages 26 through 29, inclusive, of the Registrant's Annual Report for the year ended 31 December 2000 are incorporated herein by reference.

                                    Part 4

Item 401: Directors, Executive Officers, Promoters and Control Persons of the
-----------------------------------------------------------------------------
Registrant
----------

The information with respect to directors, executive officers and control persons contained on pages 3, 5 and 9 through 12 of the Registrant's Proxy Statement dated 9 March 2001, is incorporated herein by reference.

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

Item 402: Executive Compensation
--------------------------------

Page 11 of the Registrant's Proxy Statement dated 9 March 2001 are incorporated herein by reference, together with the information set forth on page 64.

Item 403: Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Pages 8 and 9 of the Registrant's Proxy Statement, dated 9 March 2001 are incorporated herein by reference.

Item 404: Certain Relationships and Related Transactions
--------------------------------------------------------

Page 12 of the Registrant's Proxy Statement dated 9 March 2001 and page 35 of the Registrant's Annual Report for the year ended 31 December 2000 are incorporated herein by reference.

                               INDEX OF EXHIBITS


Exhibit No.         Description                                    Page
-----------         -----------                                    -----

     3a        Articles of Incorporation                             *

     3b        By-Laws                                               *

      4        By-Laws Page Nos. 2,11,12,13,14                       *

               Articles of Incorporation Page No. 2                  *

      9        No voting trust agreements

     10        No material contracts

     13        Annual Report for the year ended 31 December 2000   6 - 55

               Notice of Annual Meeting and Proxy Statement       56 - 70

     16        Reference to Item 8 in 10-KSB                         3

     18        No change in accounting principles

     19        Reference to Page 1                                   1

     22        Bank of Smithtown
               Smithtown, New York  11787

     23        Consent of Independent Auditors                      71
               Report of Independent Auditors                       54

     24        None

     25        Additional Information Set Forth in Response
               to Item 10                                           72

     26        Prospectus dated 26 July 1984                        *

     27        N/A

     28        Financial Schedule Data                              75

     99        Agreement Exhibits                                 73 - 74

* Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on 6 June 1984.

                                                SIGNATURES
                                                ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: 3/28/01      Smithtown Bancorp, Inc.
                   -----------------------
                         Registrant

                    /s/ Bradley E. Rock
                    -----------------------------------------------
                    Bradley E. Rock, President, Chief Executive
                    Officer and Chairman of the Board

                    /s/ Anita M. Florek
                    -------------------------------------------------
                    Anita M. Florek, Treasurer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Rock
-------------------------------------------
Bradley E. Rock, President, Chief Executive       Date  3/28/01
Officer and Chairman of the Board

/s/ Augusta Kemper
-------------------------------------------
Augusta Kemper, Director                          Date  3/28/01

/s/ Patrick A. Given
-------------------------------------------
Patrick A. Given, Director                        Date  3/28/01

/s/ Manny Schwartz
-------------------------------------------
Manny Schwartz, Director                          Date  3/28/01

/s/ Edith Hodgkinson
------------------------------------------
Edith Hodgkinson, Director                        Date  3/28/01

/s/ Barry M. Seigerman
------------------------------------------
Barry M. Seigerman, Director                      Date  3/28/01

/s/ Robert W. Scherdel
------------------------------------------
Robert  W. Scherdel, Director                     Date  3/28/01

/s/ Patricia C. Delaney
------------------------------------------
Patricia C. Delaney, Director                     Date  3/28/01


/s/ Sanford C. Scheman                            Date  3/28/01
------------------------------------------
Sanford C. Scheman, Director