Form 10-Q
period 2001-03-31
SMITHTOWN BANCORP INC
filed 2001-05-14
CIK 747345

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001
                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:777,018 Shares of Common stock ($2.50 Par Value) Outstanding as of April 10, 2001

                                SMITHTOWN BANCORP

                                      INDEX


Part I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
     Item 1. Financial Statements

         Consolidated Balance Sheets
              March 31, 2001 and December 31, 2000 ....................       3

         Consolidated Statements of Income
              Three months ended March 31, 2001 and 2000 ..............       4

         Consolidated Statements of Changes in Stockholders' Equity
              Three months ended March 31, 2001 and 2000 ..............       5

         Consolidated Statements of Comprehensive Income
              Three months ended March 31, 2001 and 2000 ..............       6

         Consolidated Statements of Cash Flows
              Three months ended March 31, 2001 and 2000 ..............       7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...............................  8  - 9

     Item 3. Notes to Consolidated Financial Statements ...............      10


Part II - OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Change in Securities - None

     Item 3. Defaults under Senior Securities - None

     Item 4. Submission of Matters to Vote of Security Holders - None

     Item 5. Other Information - None

     Item 6. (A) Exhibits - None


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                           As of
                                                                                             March 31, 2001      December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks .............................................................          $   7,754,493          $   8,953,761
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ...................................................              1,208,572              1,280,026
     Obligations of State and Political Subdivisions ................................              3,966,107              4,054,155
                                                                                               -------------          -------------
           Total (Estimated Fair Value $5,316,922 and $5,393,473 ....................              5,174,679              5,334,181
               at 3/31/01 and 12/31/00)                                                        -------------          -------------
   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies ........................................              7,989,380             16,896,345
     Mortgage - Backed Securities ...................................................             30,657,593             22,512,702
     Oligations of State and Political Subdivisions .................................             12,175,773             11,950,147
     Other Securities ...............................................................              2,000,000              2,000,000
                                                                                               -------------          -------------
       Total (At Estimated Fair Value) ..............................................             52,822,746             53,359,194
                                                                                               -------------          -------------
     Total Investment Securities (Estimated Fair Value $58,139,668 ..................             57,997,425             58,693,375
             and $58,752,667 at 3/31/01 and 12/31/00)                                          -------------          --------------
Federal Funds Sold ..................................................................              7,500,000                    --
Loans ...............................................................................            239,709,054            229,062,660
     Less: Unearned Discount ........................................................                648,487                743,125
           Reserve for Possible Loan Losses ..................................                     2,726,298              2,500,724
                                                                                               -------------          -------------
Loans, Net ..........................................................................            236,334,269            225,818,811
                                                                                               -------------          -------------
Equity Investment in SMTB Financial Group, LLC ......................................                 12,997                  2,500
Bank Premises and Equipment .........................................................              3,734,456              3,571,355
Other Assets
     Other Real Estate Owned ........................................................                730,354                730,354
     Other ..........................................................................             18,205,245             16,810,587
                                                                                               -------------          -------------

     Total ..........................................................................          $ 332,269,239          $ 314,580,743
                                                                                               =============          =============
Liabilities
Deposits:
     Demand .........................................................................          $  53,716,733          $  56,352,317
     Money Market ...................................................................             82,550,294             71,880,093
     NOW ............................................................................             20,395,676             18,211,339
     Savings ........................................................................             33,052,757             33,215,757
     Time Deposits ..................................................................             81,829,274             77,499,816
                                                                                               -------------          -------------
       Total ........................................................................            271,544,734            257,159,322
Dividend Payable ....................................................................                202,505                188,522
Other Borrowed Funds ................................................................             35,000,000             33,500,000
Other Liabilities ...................................................................              2,043,869              1,341,619
                                                                                               -------------          -------------
     Total Liabilities ..............................................................            308,791,108            292,189,463
                                                                                               -------------          -------------
Stockholders' Equity
Common Stock - $2.50 Par Value,  3,000,000 Shares ...................................              2,239,775              2,239,775
     Authorized; 895,910 Shares Issued
Accumulated Other Comprehensive Income (Loss) .......................................                136,366               (196,117)
Surplus .............................................................................              1,993,574              1,993,574
Retained Earnings ...................................................................             24,554,704             23,498,921
                                                                                               -------------          -------------
     Total ..........................................................................             28,924,419             27,536,153
Less: Treasury Stock (117,046 and 112,303 shares at cost) ...........................              5,446,288              5,144,873
                                                                                               -------------          -------------
     Total Stockholders' Equity .....................................................             23,478,131             22,391,280
                                                                                               -------------          -------------
     Total ..........................................................................          $ 332,269,239          $ 314,580,743
                                                                                               =============          =============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                     For Three Months Ended
                                                                                             March 31, 2001         March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans ........................................................               5,176,467               3,971,796
Interest and Dividends on:
     Obligations of U.S. Government ...............................................                    --                    23,602
     Obligations of U.S. Government Agencies ......................................                 179,920                 321,636
     Mortgage - Backed Securities .................................................                 372,215                 344,973
     Obligations of State & Political Subdivisions ................................                 185,695                 202,758
     Other Securities .............................................................                   3,651                    --

Interest on Federal Funds Sold ....................................................                  81,077                 188,158
Interest on Balances Due From Depository Institutions .............................                   1,263                   5,912
Other Interest Income .............................................................                  79,137                  59,364
                                                                                                 ----------              ----------
     Total Interest Income ........................................................               6,079,425               5,118,199
                                                                                                 ----------              ----------

Interest Expense
Money Market Accounts .............................................................                 810,594                 571,276
Savings ...........................................................................                 113,661                 131,219
Time  Deposits $100,000 and Over ..................................................                 301,004                 249,587
Other Time Deposits ...............................................................                 836,041                 540,158
Interest on Other Borrowed Money ..................................................                 472,402                 563,021
                                                                                                 ----------              ----------
     Total Interest Expense .......................................................               2,533,702               2,055,261
                                                                                                 ----------              ----------
Net Interest Income ...............................................................               3,545,723               3,062,938
Provision for Possible Loan Losses ................................................                 210,000                 120,000
                                                                                                 ----------              ----------
Net Interest Income After Provision for Possible
  Loan Losses .....................................................................               3,335,723               2,942,938
                                                                                                  ----------              ----------
Other Non - Interest Income
Trust Department Income ...........................................................                 112,191                 175,649
Service Charges on Deposit Accounts ...............................................                 454,535                 397,293
Other Income ......................................................................                 511,053                 322,168
Net Securities Transactions .......................................................                  19,271                  (1,359)
                                                                                                 ----------              ----------
     Total Other Non - Interest Income ............................................               1,097,050                 893,751
                                                                                                 ----------              ----------
Other Operating Expenses
Salaries ..........................................................................               1,121,549                 976,092
Pension and Other Employee Benefits ...............................................                 263,124                 196,011
Net Occupancy Expense of Bank Premises ............................................                 260,608                 244,208
Furniture and Equipment Expense ...................................................                 222,120                 192,503
Miscellaneous Operating Expense ...................................................                 613,113                 442,829
                                                                                                 ----------              ----------
     Total Other Operating Expense ................................................               2,480,514               2,051,643
                                                                                                 ----------              ----------
Income Before Income Taxes ........................................................               1,952,259               1,785,046
Provision for Income Taxes ........................................................                 693,972                 660,161
                                                                                                 ----------              ----------
     Net Income ...................................................................               1,258,287               1,124,885
                                                                                                 ==========              ==========
Earnings Per Share
Net Income ........................................................................              $     1.61              $     1.40
Cash Dividends Declared ...........................................................              $     0.26              $     0.24
Weighted Average Shares Outstanding ...............................................                 781,437                 806,168


SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                            Cost of     Accumulated
                                           Common Stock                                     Common         Other             Total
                                       Shares                   Capital       Retained      Stock in    Comprehensive  Stockholders'
                                     Outstanding     Amount     Surplus       Earnings      Treasury    Income (Loss)       Equity
                                    -----------------------------------------------------------------------------------------------

Balance at 1/1/00 .............       806,168    $ 2,239,775  $ 1,993,574   $19,314,995   $(3,788,953)  $(1,069,376)   $ 18,690,015
Comprehensive Income:
   Net Income .................                                               1,124,885                                   1,124,885
   Other Comprehensive Income,
     Net of Tax ...............                                                                            (100,677)       (100,677)
                                                                                                                       -------------
     Total Comprehensive Income                                                                                           1,024,208
   Cash Dividends Declared.....                                                (193,480)                                   (193,480)
                                    ------------------------------------------------------------------------------------------------
Balance at 3/31/00 ............       806,168    $ 2,239,775  $ 1,993,574   $20,246,400   $(3,788,953)  $(1,170,053)  $ 19,520,743
                                   =================================================================================================

Balance at 1/1/01 ............        783,607    $ 2,239,775  $ 1,993,574   $23,498,921   $(5,144,873)     (196,117)  $  22,391,280
Comprehensive Income:
   Net Income .................                                               1,258,287                                  1,258,287
   Other Comprehensive Income,
     Net of Tax ...............                                                                             332,483         332,483
                                                                                                                         ----------
     Total Comprehensive Income                                                                                           1,590,770
   Cash Dividends  Declared ...                                                (202,504)                                   (202,504)
Treasury Stock Purchases ......       (4,743)                                                (301,415)                     (301,415)
                                   -------------------------------------------------------------------------------------------------
Balance at 3/31/01 ............      778,864   $ 2,239,775   $ 1,993,574   $24,554,704   $(5,446,288)  $    136,366   $  23,478,131
                                   =================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                  For Three Months Ended March 31,
                                                                                                       2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income ...................................................................................       $ 1,258,287        $ 1,124,885
                                                                                                     -----------        -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain (Loss) Arising During the Period ................................           573,247           (173,581)
     Less:  Reclassification Adjustment for Gains (Loss) Included in Net Income ..............              --                 --
                                                                                                     -----------        -----------
                                                                                                         573,247           (173,581)
     Income Tax Related to Other Comprehensive Income ........................................           240,764            (72,904)
                                                                                                     -----------        -----------
     Other Comprehensive Income (Loss), Net of Tax ...........................................           332,483           (100,677)
                                                                                                     -----------        -----------
          Total Comprehensive Income .........................................................       $ 1,590,770        $ 1,024,208
                                                                                                     ===========        ===========

Smithtown Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                  For Three Months Ended March 31,
                                                                                                     2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .................................................................................       $  1,258,287        $  1,124,885
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation on Premises and Equipment ................................................            131,566             129,317
     Provision for Possible Loan Losses ....................................................            210,000             120,000
     Net (Gain) Loss on Sale of Investment Securities ......................................            (19,271)              1,359
     Amortization of Transition Obligation .................................................             16,788               9,000
     Increase in Interest Payable ..........................................................             74,371             164,868
     Increase (Decrease) in Miscellaneous Payables and Accrued Expenses ....................             74,693             (67,724)
     Increase in Fees and Commissions Receivable ...........................................            (17,542)                  0
     Decrease in Interest Receivable .......................................................            352,872              22,100
     Increase in Prepaid Expenses ..........................................................           (556,726)           (492,483)
     (Increase) Decrease in Miscellaneous Receivable .......................................           (246,471)            269,732
     Decrease in Income Taxes Receivable ...................................................            645,373             474,452
     Increase (Decrease) in Deferred Taxes .................................................           (138,773)             17,499
     Decrease in Accumulated Post Retirement Benefit Obligation ............................            (10,203)            (10,608)
     Amortization of Investment Security Premiums and Accretion of Discounts ...............           (185,339)             (1,557)
     Increase in Cash Surrender Value of Officer's Life Insurance Policies .................           (127,551)            (45,200)
                                                                                                     -----------       ------------
     Cash Provided by Operating Activities .................................................          1,462,074           1,715,640
                                                                                                     -----------       -------------
Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
      Held to Maturity .....................................................................             71,453             252,173
      Available for Sale ...................................................................          2,347,303           1,258,017
     Proceeds from Disposition of Other Investment Securities:
      Held to Maturity .....................................................................         10,180,591           4,084,350
      Available for Sale ...................................................................             86,959              60,000
     Purchase of Mortgage-Backed Securities
      Available for Sale ...................................................................        (10,212,500)                  0
     Purchase of Other Investment Securities:
      Held to Maturity .....................................................................                  0          (5,274,207)
      Available for Sale ...................................................................         (2,000,000)                  0
     Purchase of Officer's Life Insurance Policies .........................................                  0          (5,000,000)
     Federal Funds Sold, Net ...............................................................         (7,500,000)         (8,650,000)
     Loans Made to Customers, Net ..........................................................        (10,725,457)        (11,498,841)
     Investment in SMTB Financial Group, LLC ...............................................            (10,497)                  0
     Purchase of Premises and Equipment ....................................................           (294,667)            (39,186)
                                                                                                    ------------       -------------
     Cash Used by Investing Activities .....................................................        (18,056,815)        (24,807,694)
                                                                                                    ------------       -------------

Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW and Savings Accounts .............................         10,055,951          12,234,773
     Net Increase in Time Accounts .........................................................          4,329,458          13,127,830
     Cash Dividends Paid ...................................................................           (188,522)           (177,357)
     Securities Sold Under Agreements to Repurchase and Other Borrowings, Net ..............          1,500,000          (3,000,000)
     Purchase of Treasury Stock ............................................................           (301,414)                  0
                                                                                                    ------------        ------------
     Cash Provided by Financing Activities .................................................         15,395,473          22,185,246
                                                                                                    ------------        ------------
     Net Decrease in Cash and Due from Banks ...............................................         (1,199,268)           (906,808)
     Cash and Due from Banks, Beginning of Year ............................................          8,953,761          10,195,378
                                                                                                    ------------       -------------
     Cash and Due from Banks, End of Year ..................................................       $  7,754,493        $  9,288,570
                                                                                                   =============       =============

Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period for:
     Interest ..............................................................................       $    346,604        $    599,753
     Income Taxes ..........................................................................            187,372             168,210

Schedule of Noncash Investing Activities
   Unrealized (Gain) Loss on Securities Available for Sale .................................           (573,247)            173,581

Management's Discussion and Analysis of Financial Condition and Results of Operation

Bank of Smithtown is a one-bank holding company formed in 1984. Its income is derived from the operations of its sole subsidiary, Bank of Smithtown. The Bank's Balance Sheet remained very strong during first quarter 2001. Total assets grew by 5.62% from $314,580,743 to $332,269,239 during the period from December 31, 2000 to March 31, 2001. The majority of this growth was in the loan portfolio, which increased in size by 4.66%. Federal funds sold also increased from $0 at December 31, 2000 to $7,500,000 at March 31. Loans represent 71.95% of total assets, with investments comprising 17.45%, and other interest earning assets 3.34%. Real estate loans continue to be the largest component of the loan portfolio, representing 86.69% of total loans. Yields on interest earning assets remain high despite downward pressure of market rates. Loans, investment securities and federal funds sold yielded 9.30%, 6.80%, and 5.63%, respectively. The overall yield on interest earning assets was 8.77% for the first quarter of 2001, as compared to 8.45% for the same period in 2000. The liability side of the Balance Sheet also saw significant changes during first quarter. Total deposits increased from $257,159,322 to $271,544,734 or 5.59% with the largest increase in Money Market Accounts. The 4.85% growth in stockholders' equity was the result of net income of $1,258,287, dividends declared of $202,505, and a repurchase of common shares totaling $301,415. Other comprehensive income also increased by $332,483 due to the decline in market interest rates. Costs for deposits for the period ending March 31, 2001 increased over the same period in 2000 due to promotional programs run by the bank, and new product offerings with corresponding increased interest costs for higher level depositors. The overall cost of funds (including borrowings) increased from 4.04% at March 31, 2000 to 4.22% at March 31, 2001. Net interest margin remains high in relationship to the bank's peers at 5.33% this quarterend compared to 5.24% for the same period in 2000. All ratios remain very strong for the period with Return on Average Assets at 1.58 and Return on Average Equity at 22.88. Leverage capital at March 31, 2001 was 7.03 and Total Risk Based Capital was 10.82

Net income for the first quarter 2001 reached an all time record high of $1,258,287, compared to $1,124,885 for the period ended March 31, 2000, an increase of 11.86%. Earnings per share for the quarter was $1.61 compared to $1.40 for the same period last year. In line with the increase in loan volume, interest income on loans increased by 30.33%. Interest expense also increased from $2,055,261 to $2,533,702 or 23.28%. Non interest income increased by $203,299 or 22.75% for the period ended March 31, 2001 compared to the same period in 2000. This large increase is primarily the result of increased service charge income. The Provision for Possible Loan Losses, a direct charge to earnings, increased from $120,000 for the three month period in 2000 compared to $210,000 in 2001. This was a necessary cost of doing business based on the size of the loan portfolio. Asset quality is very high with a current coverage ratio of 217.27%. Other operating expenses increased by 20.90% due to increased salary and benefit expense and business development expense.

As we enter second quarter, management remains very optimistic about the bank's performance during 2001. Plans continue for increased branch presence on Long Island as well as new products and services to be introduced during the remainder of the year.


SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 2001
                                                                                                         TOTAL
                                                            3 MONTHS         3-6           6-12        SENITIVE        1-3
                                               One Day      OR LESS         MONTHS        MONTHS       WITHIN 1 YR     YEARS
------------------------------------------------------------------------------------------------------------------------------------

Total Interest Earning Assets ............ $  43,401,311  $ 16,457,499  $ 4,189,841  $ 17,048,537    $ 81,097,188   $ 41,033,728

Total Interest Bearing Liabilities and
       Demand Deposits (2) ...............            --    39,021,243   25,464,067    63,199,272     127,684,582    102,537,470


Interest Sensitivity Gap Per Period ......    43,401,311   (22,563,744) (21,274,226)  (46,150,735)    (46,587,394)   (61,503,742)


Cumulative Interest Sensitivity Gap ......    43,401,311    20,837,567     (436,659)  (46,587,394)    (46,587,394)  (108,091,136)

Percent of Cummulative Gap to Total Assets (%)     13.06          6.27        (0.13)       (14.02)         (14.02)        (32.53)

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT
MARCH 31, 2001

                                               3-5          Over 5         All
                                               YEARS        YEARS          Other(1)     Total
------------------------------------------------------------------------------------------------------------------------------------

Total Interest Earning Assets ............ $  79,559,032  $102,850,891  $10,202,112  $314,742,951

Total Interest Bearing Liabilities and
       Demand Deposits (2) ...............    49,464,314             -   26,858,368   306,544,734


Interest Sensitivity Gap Per Period ......    30,094,718   102,850,891  (16,656,256)    8,198,217


Cumulative Interest Sensitivity Gap ......   (77,996,418)   24,854,473    8,198,217     8,198,217

Percent of Cummulative Gap to Total Assets (%)    (23.47)         7.48         2.47          2.47

(1) Includes interest-earning assets and interest-bearing liabilities that do not reprice as well as $825,961 in nonaccrual loans.

(2) Money Market Accounts assumed to decline over a two year period. Savings Accounts and NOW assumed to decline over a five year period. Demand Deposits are spread based on historical experience.

Notes to Consolidated Financial Statements

Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2001, and its results of operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Earnings Per Common Shares
Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


Investment Securities
        Fair Value:

        March 31, 2000                $58,139,668
        December 31, 1999             $58,752,667

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMITHTOWN BANCORP



May 11, 2001
                                                    /s/ Bradley E. Rock
                                                    ---------------------------
                                                    Bradley E. Rock, President



May 11, 2001
                                                    /s/ Anita M. Florek
                                                    --------------------------
                                                    Anita M. Florek, Treasurer