Form 10-Q
period 2001-06-30
SMITHTOWN BANCORP INC
filed 2001-08-14
CIK 747345

Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 2001

                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:1,550,620 Shares of Common stock ($1.25 Par Value) Outstanding as of July 23, 2001.

                                   SMITHTOWN BANCORP

                                         INDEX


Part I - FINANCIAL INFORMATION                                     PAGES
                                                                   ------
Item 1.    Financial Statements

           Consolidated Balance Sheets
                June 30, 2001 and December 31, 2000                   4

           Consolidated Statements of Income
                Three months ended June 30, 2001 and 2000             5

           Consolidated Statements of Income
                Six months ended June 30, 2001 and 2000               6

           Consolidated Statements of Changes in Stockholders' Equity
                Three months ended June 30, 2001 and 2000             7

           Consolidated Statements of Changes in Stockholders' Equity
                Six months ended June 30, 2001 and 2000               8

           Consolidated Statements of Comprehensive Income
                Three months ended June 30, 2001 and 2000             9

           Consolidated Statements of Comprehensive Income
                Six months ended June 30, 2001 and 2000               10

           Consolidated Statements of Cash Flows
                Three months ended June 30, 2001 and 2000             11

           Consolidated Statements of Cash Flows
                Six months ended June 30, 2001 and 2000               12

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                 13 - 15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk 16

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities and Use of Proceeds

     On 4/17/01, Article Fourth of the Registrant's Certificate of Incorporation was amended to change the number and par value of shares of authorized Common Stock from 3,000,000 shares, par value $2.50 to 7,000,00 shares, par value $1.25.

     On 5/14/01, the Registrant effected a two-for-one stock split of its Common Stock.

    There were no equity securities sold by the Registrant during the quarter ended June 30, 2001 that were not registered under the Securities Act of 1933.

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders

     At the April 17, 2001 Annual Meeting of Shareholders the following matters were voted upon in addition to the election of three (3) directors.

     1. A proposal to amend the Smithtown Bancorp's Certificate of Incorporation in order to change the number of authorized Common Shares from 3,000,000 shares, par value $2.50, to 7,000,000 shares, par value $1.25, in order to effect a two-for-one split. Voting results; Votes cast for 659,439, against or withheld 2,098, Abstentions and broker non-votes 980.

     2. A proposal to ratify the appointment of Albrecht, Viggiano, Zureck & Company, P.C. as independent auditors for the year ending December 31, 2001. Voting results; Votes cast for 646,832, against or withheld 13,251, Abstentions and broker non-votes 2,952.


Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K-None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                            As of
                                                                                              June 30, 2001       December 31, 2000
____________________________________________________________________________________________________________________________________
Assets
Cash and Due from Banks .............................................................          $   7,293,919          $   8,953,761
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ...................................................              1,118,951              1,280,026
     Obligations of State and Political Subdivisions ................................              3,842,771              4,054,155
                                                                                               -------------          -------------
       Total (Estimated Fair Value $5,122,316 and $5,393,473 ........................              4,961,722              5,334,181
         at 6/30/01 and 12/31/00, respectively) .....................................                   --                     --

   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies ........................................              6,200,190             16,896,345
     Mortgage - Backed Securities ...................................................             28,143,966             22,512,702
     Oligations of State and Political Subdivisions .................................             14,057,593             11,950,147
     Other Securities ...............................................................              2,010,000              2,000,000
                                                                                               -------------          -------------
      Total (At Estimated Fair Value) ...............................................             50,411,749             53,359,194
                                                                                               -------------          -------------
     Total Investment Securities (Estimated Fair Value $55,534,065 ..................             55,373,471             58,693,375
       and  $58,752,667 at 6/30/01 and 12/31/00, respectively) ......................          -------------           ------------


Federal Funds Sold ..................................................................             12,603,844                      0
Loans ...............................................................................            256,320,937            229,062,660
  Less: Unearned Discount ...........................................................                556,138                743,125
        Reserve for Possible Loan Losses ............................................              2,944,047              2,500,724
                                                                                               -------------          -------------
Loans, Net ..........................................................................            252,820,752            225,818,811
                                                                                               -------------          -------------
Equity Investment in SMTB Financial Group, LLC ......................................                 22,056                  2,500
Bank Premises and Equipment .........................................................              4,051,549              3,571,355
Other Assets
     Other Real Estate Owned ........................................................                730,354                730,354
     Other ..........................................................................             22,640,568             16,810,587
                                                                                               -------------          -------------
Total Assets ........................................................................          $ 355,536,513          $ 314,580,743
                                                                                               =============          =============
Liabilities
Deposits:
     Demand .........................................................................          $  58,093,925          $  56,352,317
     Money Market ...................................................................             93,492,422             71,880,093
     NOW ............................................................................             21,851,523             18,211,339
     Savings ........................................................................             34,694,982             33,215,757
     Time Deposits ..................................................................             91,423,934             77,499,816
                                                                                               -------------          -------------
       Total ........................................................................            299,556,786            257,159,322
Dividend Payable ....................................................................                201,581                188,522
Other Borrowed Funds ................................................................             30,000,000             33,500,000
Other Liabilities ...................................................................              1,225,835              1,341,619
                                                                                               -------------          -------------
     Total ..........................................................................            330,984,202            292,189,463
                                                                                               -------------          -------------
Stockholders' Equity
Common Stock - $1.25 Par Value,  6,000,000 Shares ...................................              2,239,775              2,239,775
     Authorized; 1,791,820 Shares Issued
Accumulated Other Comprehensive Income ..............................................                209,123               (196,117)
Surplus .............................................................................              1,993,574              1,993,574
Retained Earnings ...................................................................             25,795,181             23,498,921
                                                                                               -------------          -------------
     Total ..........................................................................             30,237,653             27,536,153
     Less: Treasury Stock (241,200 and 224,606 shares at cost) ......................              5,685,342              5,144,873
                                                                                               -------------          -------------
     Total ..........................................................................             24,552,311             22,391,280
                                                                                               -------------          -------------
Total Liabilities and Capital .......................................................          $ 355,536,513          $ 314,580,743
                                                                                               =============          =============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                               For the Three Months Ended June 30,
                                                                                                    2001                  2000
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans ......................................................              $ 5,189,440                 4,375,836
Interest and Dividends on:
     Obligations of U.S. Government Agencies ....................................                  128,472                   417,143
     Mortgage - Backed Securities ...............................................                  501,774                   360,739
     Obligations of State & Political Subdivisions ..............................                  190,287                   216,710
     Other Securities ...........................................................                   40,150                    20,273
Interest on Federal Funds Sold ..................................................                  129,620                   224,731
Interest on Balances Due From Banks .............................................                      875                     6,076
Other Interest Income ...........................................................                   69,585                    60,923
                                                                                               -----------               -----------
      Total Interest Income .....................................................                6,250,203                 5,682,431
                                                                                               -----------               -----------
Interest Expense
Money Market Accounts ...........................................................                  759,186                   723,643
Savings .........................................................................                  113,159                   133,744
Time  Deposits $100,000 and Over ................................................                  487,060                   225,023
Other Time Deposits .............................................................                  668,640                   761,143
Interest on Other Borrowed Money ................................................                  467,883                   471,994
                                                                                               -----------               -----------
      Total Interest Expense ....................................................                2,495,928                 2,315,547
                                                                                               -----------               -----------
Net Interest Income .............................................................                3,754,275                 3,366,884
Provision for Possible Loan Losses ..............................................                  210,000                   120,000
                                                                                               -----------               -----------
Net Interest Income After Provision for Possible
  Loan Losses ...................................................................                3,544,275                 3,246,884
                                                                                               -----------               -----------
Other Non - Interest Income
Trust Department Income .........................................................                  114,863                   110,499
Service Charges on Deposit Accounts .............................................                  398,084                   401,958
Other Income ....................................................................                  518,155                   411,974
Net Securities Transactions .....................................................                   (5,234)                        0
                                                                                               -----------               -----------
     Total Other Non - Interest Income ..........................................                1,025,868                   924,431
                                                                                               -----------               -----------
Other Operating Expenses
Salaries ........................................................................                1,096,046                 1,008,188
Pension and Other Employee Benefits .............................................                  178,445                   235,199
Net Occupancy Expense of Bank Premises ..........................................                  239,911                   221,285
Furniture and Equipment Expense .................................................                  217,937                   208,113
Miscellaneous Operating Expense .................................................                  583,538                   494,817
                                                                                               -----------               -----------
  Total Other Operating Expense .................................................                2,315,877                 2,167,602
                                                                                               -----------               -----------
Income Before Income Taxes ......................................................                2,254,266                 2,003,713
Provision for Income Taxes ......................................................                  812,208                   698,013
                                                                                               -----------               -----------
     Net Income .................................................................              $ 1,442,058               $ 1,305,700
                                                                                               ===========               ===========

Earnings Per Share
Net Income.......................................................................              $      0.93               $      0.81
Cash Dividends Declared..........................................................              $      0.13               $      0.12
Weighted Average Shares Outstanding..............................................              $ 1,552,587               $ 1,612,250


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                For the Six Months Ended June 30,
                                                                                                  2001                2000
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans ....................................................              $ 10,365,907                 8,347,632
Interest and Dividends on:
     Obligations of U.S. Government ...........................................                         0                    23,602
     Obligations of U.S. Government Agencies ..................................                   308,392                   738,779
     Mortgage - Backed Securities .............................................                   873,989                   705,712
     Obligations of State & Political Subdivisions ............................                   375,982                   419,468
     Other Securities .........................................................                    43,801                    20,273
Interest on Federal Funds Sold ................................................                   210,697                   412,889
Interest on Balances Due From Banks ...........................................                     2,138                    11,988
Other Interest Income .........................................................                   148,722                   120,287
                                                                                             ------------              ------------
     Total Interest Income ....................................................                12,329,628                10,800,630
                                                                                             ------------              ------------
Interest Expense
Money Market Accounts .........................................................                 1,569,780                 1,294,919
Savings .......................................................................                   226,820                   264,963
Time  Deposits $100,000 and Over ..............................................                   788,064                   474,610
Other Time Deposits ...........................................................                 1,504,681                 1,301,301
Interest on Other Borrowed Money ..............................................                   940,285                 1,035,015
                                                                                             ------------              ------------
     Total Interest Expense ...................................................                 5,029,630                 4,370,808
                                                                                             ------------              ------------
Net Interest Income ...........................................................                 7,299,998                 6,429,822
Provision for Possible Loan Losses ............................................                   420,000                   240,000
                                                                                             ------------              ------------
Net Interest Income After Provision for Possible
  Loan Losses .................................................................                 6,879,998                 6,189,822
                                                                                             ------------              ------------
Other Non - Interest Income
Trust Department Income .......................................................                   227,054                   286,148
Service Charges on Deposit Accounts ...........................................                   852,619                   799,251
Other Income ..................................................................                 1,029,208                   734,142
Net Loss on Sale of Investment Securities .....................................                    14,037                    (1,359)
                                                                                             ------------              ------------
     Total Other Non - Interest Income ........................................                 2,122,918                 1,818,182
                                                                                             ------------              ------------
Other Operating Expenses
Salaries ......................................................................                 2,217,595                 1,984,280
Pension and Other Employee Benefits ...........................................                   441,569                   431,210
Net Occupancy Expense of Bank Premises ........................................                   500,519                   465,493
Furniture and Equipment Expense ...............................................                   440,057                   400,616
Miscellaneous Operating Expense ...............................................                 1,196,651                   937,646
                                                                                             ------------              ------------
     Total Other Operating Expense ............................................                 4,796,391                 4,219,245
                                                                                             ------------              ------------
Income Before Income Taxes ....................................................                 4,206,525                 3,788,759
Provision for Income Taxes ....................................................                 1,506,180                 1,358,174
                                                                                             ------------              ------------
     Net Income ...............................................................              $  2,700,345              $  2,430,585
                                                                                             ============              ============
Earnings Per Share
Net Income ....................................................................              $       1.73              $       1.51
Cash Dividends Declared .......................................................              $       0.26              $       0.24
Weighted Average Shares Outstanding ...........................................              $  1,557,702              $  1,612,294


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                  For Three Months Ended June 30,
                                                                                                    2001                2000
____________________________________________________________________________________________________________________________________
Net Income .................................................................................          $1,442,058          $1,305,700
                                                                                                      ----------          ----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain Arising During the Period .....................................             125,443              50,811
     Less:  Reclassification Adjustment for Gains Included in Net Income ...................                   0                   0
                                                                                                      ----------          ----------
                                                                                                         125,443              50,811
     Income Tax Related to Other Comprehensive Income ......................................              52,686              21,341

                                                                                                      ----------          ----------
     Other Comprehensive Income, Net of Tax ................................................              72,757              29,470
                                                                                                      ----------          ----------
          Total Comprehensive Income .......................................................          $1,514,815          $1,335,170
                                                                                                      ==========          ==========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                        For Six Months Ended June 30,
                                                                                                  2001                  2000
___________________________________________________________________________________________________________________________________
Net Income ...............................................................................         $ 2,700,345          $ 2,430,585
                                                                                                   -----------          -----------
Other Comprehensive Income (Loss), Before Tax:
     Unrealized Holding Gain(Loss) Arising During the Period .............................             698,690             (122,770)
     Less:  Reclassification Adjustment for Gains Included in Net Income .................                   0                    0
                                                                                                   -----------          -----------
                                                                                                       698,690             (122,770)
     Income Tax Related to Other Comprehensive Income (Loss) .............................             293,450              (51,563)
                                                                                                   -----------          -----------
     Other Comprehensive Income (Loss), Net of Tax .......................................             405,240              (71,207)
                                                                                                   -----------          -----------
          Total Comprehensive Income .....................................................         $ 3,105,585          $ 2,359,378
                                                                                                   ===========          ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                           Cost of       Accumulated
                                        Common Stock                                       Common           Other          Total
                                      Shares                    Capital      Retained      Stock in     Comprehensive  Stockholders'
                                    Outstanding    Amount       Surplus      Earnings      Treasury      Income (Loss)      Equity
____________________________________________________________________________________________________________________________________

Balance at 3/31/00 ............     1,612,336   $ 2,239,775   $ 1,993,574  $20,246,400   $(3,788,953)   $(1,170,053)   $19,520,743
Comprehensive Income:
   Net Income .................                                              1,305,700                                   1,305,700
   Other Comprehensive Income,
     Net of Tax ...............                                                                              29,470         29,470
                                                                                                                       ------------
     Total Comprehensive Income                                                                                          1,335,170
   Cash Dividends Declared ....                                              (193,395)                                    (193,395)
Treasury Stock Purchases ......          (710)                                               (20,235)                      (20,235)
                                    ________________________________________________________________________________________________
Balance at 6/30/00 ............     1,611,626   $ 2,239,775  $  1,993,574  $21,358,705  $(3,809,188)   $(1,140,583)  $ 20,642,283
                                    ================================================================================================


Balance at 3/31/01 ............     1,557,728   $ 2,239,775  $  1,993,574  $24,554,704   $(5,446,288)   $   136,366  $  23,478,131
Comprehensive Income:
   Net Income .................                                              1,442,058                                   1,442,058
   Other Comprehensive Income,
     Net of Tax ...............                                                                              72,757         72,757
                                                                                                                      -------------
      Total Comprehensive Income                                                                                         1,514,815
   Cash Dividends Declared ....                                              (201,581)                                    (201,581)
Treasury Stock Purchases ......        (7,108)                                              (239,054)                     (239,054)
                                    ________________________________________________________________________________________________
Balance at 6/30/01 ............     1,550,620   $ 2,239,775  $ 1,993,574   $25,795,181   $(5,685,342)   $   209,123   $ 24,552,311
                                    ================================================================================================

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                         Cost of      Accumulated
                                      Common Stock                                       Common         Other            Total
                                    Shares                    Capital       Retained     Stock in     Comprehensive   Stockholders'
                                  Outstanding     Amount      Surplus       Earnings     Treasury     Income (Loss)      Equity
____________________________________________________________________________________________________________________________________

Balance at 1/1/00                   1,612,336   $ 2,239,775  $ 1,993,574  $ 19,314,995   $(3,788,953)   $(1,069,376)  $ 18,690,015
Comprehensive Income:
   Net Income                                                                2,430,585                                   2,430,585
   Other Comprehensive Income,
     Net of Tax                                                                                             (71,207)       (71,207)
                                                                                                                      --------------
    Total Comprehensive Income                                                                                           2,359,378
   Cash Dividends  Declared                                                  (386,875)                                    (386,875)
Treasury Stock Purchases                 (710)                                               (20,235)                      (20,235)
                                    ________________________________________________________________________________________________
Balance at 6/30/00                  1,611,626   $ 2,239,775  $ 1,993,574  $21,358,705    $(3,809,188)   $(1,140,583)  $ 20,642,283
                                    ================================================================================================


Balance at 1/1/01                   1,567,214   $ 2,239,775  $ 1,993,574  $23,498,921    $(5,144,873)   $  (196,117)  $ 22,391,280
Comprehensive Income:
   Net Income                                                               2,700,345                                    2,700,345
   Other Comprehensive Income,
     Net of Tax                                                                                             450,240        405,240
                                                                                                                      -------------
     Total Comprehensive Income                                                                                          3,105,585
   Cash Dividends  Declared                                                  (404,085)                                    (404,085)
Treasury Stock Purchases              (16,594)                                              (540,469)                     (540,469)
                                    ________________________________________________________________________________________________
Balance at 6/30/01               1,550,620.00  $2,239,775    $1,993,574   $25,795,181    $(5,685,342)       209,123   $ 24,552,311
                                    ================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                   For Three Months Ended June 30,
                                                                                                       2001                 2000
____________________________________________________________________________________________________________________________________
Net Income ...............................................................................        $  1,442,058         $  1,305,700
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation on Premises and Equipment ................................................             138,292              130,167
   Provision for Possible Loan Losses ....................................................             210,000              120,000
   Net Loss on Sale of Investment Securities .............................................               5,235                    0
   Amortization of Transition Obligation .................................................               5,358                9,000
   Decrease in Interest Payable ..........................................................            (144,990)            (145,057)
   Decrease in Miscellaneous Payables and Accrued Expenses ...............................             (75,381)             (64,103)
   Increase in Fees and Commissions Receivable ...........................................             (18,850)                   0
   Increase in Interest Receivable .......................................................              (7,056)             (74,878)
   Increase in Prepaid Expenses ..........................................................            (279,778)            (122,544)
   Increase in Miscellaneous Receivable ..................................................          (3,931,678)            (719,913)
   Increase in Income Taxes Receivable ...................................................            (585,894)            (342,237)
   Decrease in Deferred Taxes ............................................................             (99,898)             (88,449)
   Decrease in Accumulated Post Retirement Benefit Obligation ............................             (35,158)             (10,203)
   Amortization of Investment Security Premiums and Accretion of Discounts ...............            (115,736)            (134,522)
   Net Gain on Investment in SMTB Financial Group, LLC ...................................              (9,059)                   0
   Increase in Cash Surrender Value of Officer's Life Insurance Policies .................            (132,717)             (67,800)
                                                                                                  ------------         ------------
   Cash Used by Operating Activities .....................................................          (3,635,252)            (204,839)
Cash Flows from Investing Activities                                                              ------------         ------------
    Proceeds from Disposition of Mortgage-Backed Securities:
     Held to Maturity ....................................................................              89,621              521,656
     Available for Sale ..................................................................           2,586,483              838,713
   Proceeds from Disposition of Other Investment Securities:
     Held to Maturity ....................................................................             122,043              692,501
     Available for Sale ..................................................................           8,145,699                    0
   Purchase of Mortgage-Backed Securities
     Available for Sale ..................................................................                   0           (4,059,953)
   Purchase of Other Investment Securities:
     Available for Sale ..................................................................          (8,083,950)          (4,453,309)
   Federal Funds Sold, Net ...............................................................          (5,103,844)          18,050,000
   Loans Made to Customers, Net ..........................................................         (16,696,483)         (23,804,579)
   Purchase of Premises and Equipment ....................................................            (455,385)            (161,214)
                                                                                                  ------------         ------------
   Cash Used by Investing Activities .....................................................         (19,395,816)         (12,376,185)
                                                                                                  ------------         ------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, NOW and Savings Accounts .............................          18,417,392            9,018,944
   Net Increase in Time Accounts .........................................................           9,594,660            8,206,894
   Cash Dividends Paid ...................................................................            (202,504)            (193,480)
   Securities Sold Under Agreements to Repurchase and Other Borrowings, Net ..............          (5,000,000)          (5,000,000)
   Purchase of Treasury Stock ............................................................            (239,054)             (20,235)
                                                                                                  ------------         ------------
    Cash Provided by Financing Activities ................................................          22,570,494           12,012,123
                                                                                                  ------------         ------------
   Net Decrease in Cash and Due from Banks ...............................................            (460,574)            (568,901)
   Cash and Due from Banks, Beginning of Period ..........................................           7,754,493            9,288,570
                                                                                                  ------------         ------------
   Cash and Due from Banks, End of Period ................................................        $  7,293,919         $  8,719,669
                                                                                                  ============         ============
Supplement Disclosures of Cash Flow Information
  Cash Paid During Period for:
   Interest ..............................................................................        $    616,948         $    641,876
   Income Taxes ..........................................................................           1,498,000            1,128,700

Schedule of Noncash Investing Activities
Unrealized Gain on Securities Available for Sale .........................................              72,757               29,470


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                    For Six Months Ended June 30,
                                                                                                       2001             2000
____________________________________________________________________________________________________________________________________
Cash Flows from Operating Activities
Net Income .................................................................................       $  2,700,345        $  2,430,585
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation on Premises and Equipment ................................................            269,858             259,483
     Provision for Possible Loan Losses ....................................................            420,000             240,000
     Net (Gain) Loss on Sale of Investment Securities ......................................            (14,037)              1,359
     Amortization of Transition Obligation .................................................             22,146              18,000
     Increase (Decrease) in Interest Payable ...............................................            (70,619)             19,810
     Decrease in Miscellaneous Payables and Accrued Expenses ...............................               (687)           (131,825)
     Increase in Fees and Commissions Receivable ...........................................            (36,392)                  0
     (Increase) Decrease in Interest Receivable ............................................            345,816             (52,778)
     Increase in Prepaid Expenses ..........................................................           (836,504)           (615,028)
     Increase in Miscellaneous Receivable ..................................................         (4,178,149)           (450,181)
     Decrease in Income Taxes Receivable ...................................................             59,479             132,215
     Decrease in Deferred Taxes ............................................................           (238,671)            (70,951)
     Decrease in Accumulated Post Retirement Benefit Obligation ............................            (45,361)            (20,811)
     Amortization of Investment Security Premiums and Accretion of Discounts ...............           (301,075)           (136,079)
     Net Gain on Investment in SMTB Financial Group, LLC ...................................            (19,556)                  0
     Increase in Cash Surrender Value of Officer's Life Insurance Policies .................           (260,268)           (113,000)
                                                                                                   ------------        ------------
Cash Provided (Used) by Operating Activities ...............................................         (2,183,675)          1,510,799
                                                                                                   ------------        ------------
Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ....................................................................            161,074             773,829
       Available for Sale ..................................................................          4,933,786           2,096,730
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ....................................................................            209,002             752,501
       Available for Sale ..................................................................         18,326,290           4,084,350
     Purchase of Mortgage-Backed Securities
       Available for Sale ..................................................................        (10,212,500)         (4,059,953)
     Purchase of Other Investment Securities:
       Available for Sale ..................................................................        (10,083,950)         (9,727,516)
     Purchase of Officer's Life Insurance Policies .........................................                  0          (5,000,000)
     Federal Funds Sold, Net ...............................................................        (12,603,844)          9,400,000
     Loans Made to Customers, Net ..........................................................        (27,421,940)        (35,303,418)
     Purchase of Premises and Equipment ....................................................           (750,052)           (200,400)
                                                                                                   ------------        ------------
     Cash Used by Investing Activities .....................................................        (37,442,134)        (37,183,877)
                                                                                                   ------------        ------------
Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW and Savings Accounts .............................         28,473,343          21,253,718
     Net Increase in Time Accounts .........................................................         13,924,118          21,334,723
     Cash Dividends Paid ...................................................................           (391,026)           (370,837)
     Securities Sold Under Agreements to Repurchase and Other Borrowings, Net ..............         (3,500,000)         (8,000,000)
     Purchase of Treasury Stock ............................................................           (540,468)            (20,235)
                                                                                                   ------------        ------------
     Cash Provided by Financing Activities .................................................         37,965,967          34,197,369
                                                                                                   ------------        ------------

     Net Decrease in Cash and Due from Banks ...............................................         (1,659,842)         (1,475,709)
     Cash and Due from Banks, Beginning of Period ..........................................          8,953,761          10,195,378
                                                                                                   ------------        ------------
     Cash and Due from Banks, End of Period ................................................       $  7,293,919        $  8,719,669
                                                                                                   ============        ============
Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period for:
     Interest ..............................................................................       $    963,552        $  1,123,051
     Income Taxes ..........................................................................          1,685,372           1,296,910

Schedule of Noncash Investing Activities
   Unrealized Gain (Loss) on Securities Available for Sale .................................            405,240             (71,207)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Smithtown Bancorp (also referred to herein as the 'Company') is a one-bank holding company formed in 1984. Its income is derived from the operations of its sole subsidiary, Bank of Smithtown (the 'Bank'). The Bank's subsidiary SMTB Financial Group, LLC was formed in October 1999, and it's activities are limited to the sale of insurance products. The Company's Balance Sheet remained very strong during second quarter 2001. Total assets grew by 7.00% during the period from March 31, 2001 to June 30, 2001. Total asset growth from December 2000 to June 2001 is now 13.02%. Investment securities continued to decline in volume by 4.52% during second quarter and by a total of 5.66% for the first six months of the year. Loan growth also continued in an upward trend, as has been the case during prior years. Loan demand remains strong, with slight downward pressure on market rates. Total loan growth increased by 11.96% during 2001, with 6.98% of this growth occurring during second quarter. Federal Funds sales continue to increase during the year, with no sales at December 31, 2000, $7,500,000 at March 31, 2001 and $12,603,844 at June 30, 2001. Excess funds are temporarily sold overnight as appropriate investment vehicles and loans are added to the Balance Sheet. The Bank's investment in SMTB Financial Group, LLC has also grown from $2,500 to $22,056 during the year 2001. Insurance sales activity has been increasing steadily since operations began during the year 2000. Other assets increased during 2001 due to the purchase of additional bank owned life insurance, the vehicle used to fund the split dollar life insurance policies purchased for selected members of management. Deposit growth also continues during 2001, with total deposits increasing by 16.49% during the first six months of 2001, of which 10.32% was added during second quarter. Other borrowed funds have declined for the second quarter of 2001, as the Bank was able to repay a repurchase agreement entered into during May 2000. As of May 4, 2001 the Bancorp increased its authorized shares of Common Stock from 3,000,000 with a par value of $2.50 to 7,000,000 shares with a par value of $1.25, in order to effect a two-for-one split. Accumulated Other Comprehensive Income turned from an unrealized loss on securities available for sale to an unrealized gain, a result of the lower interest rate environment at midyear 2001. The 9.77% increase in retained earnings for the first and second quarters of 2001 is the result of the high level of net income earned this year. The Bancorp repurchased 16,594 shares of its own stock during 2001 for a total cost of $540,469. Total Stockholders' Equity also continued on an upward trend of 9.65% growth since December 31, 2000.

The Bank's Income Statement for the six months ended June 30, 2001 as well as for the second quarter continues to show strong performance. Interest income and fees on loans for second quarter increased by 9.99% over the same three-month period in 2000. For the six month period ended June 30, 2001 loan interest increased by 24.18% over 2000 income. Interest expense for the same three-month periods in 2000 and 2001 increased by 7.79% and for the six months ended June 30, 2000 and 2001, increased by 15.07%. This increased interest expense on deposits is the result of aggressive marketing of a prestige money market account and promotional certificates of deposit. The Bank's low cost of funds is better maintained through deposit collection than other forms of borrowings. Through repayment of a repurchase agreement during second quarter, interest on borrowed money was significantly reduced. Other non-interest income has grown during 2001 over comparable periods in 2000 due to greater ATM fee collection, debit card fee income, service charge and uncollected fee income, as well as gains on bank owned life insurance. The primary reason for the growth in non-interest income is attributable to fee income on loans. Other operating expenses for the six months ended June 2001 have also increased over comparable periods in 2000 by 13.68%, due in part to the expenses related to salaries and other employee benefits, as well as occupancy expenses and business development expenses. Net income for the six-month period ended June 30, 2001 increased 11.10% over the same six-month period in 2000. Earnings per share rose by 14.99% during this same six-month period. Return on Average Assets and Average Equity for the first six months of 2001 are 1.62% and 23.01%, respectively. The Bank's capital ratios remain strong, with a slight decline in Tier One risk based capital, a result of growth in the commercial real estate loan portfolio. The Bank's ratios are as follows:
                                            6/30/01            12/31/00

                           Total RBC         10.57%            10.81%
                           Leverage           7.29%             7.06%

The Company believes that the remainder of the year 2001 will continue in the same direction as the first six months. Loan volume is projected to increase at the same pace to December 2001 with additional originations which, if realized, would bring the portfolio to approximately $275,000,000. The Company expects segregation of the loan portfolio to remain constant, with significant growth in the real estate sector. The Company plans on continuing to make deposit collection a major effort throughout the remainder of the year. Based on management projections, the Company believes that 2001 will prove to be the Bank's most profitable year. The Company believes that continued downward pressure on market rates should prove to benefit the Bank's earnings position due to a slightly negative gap over the one-year time frame.


                                                             Three     Six                  One      Three
                                                             Months   Months   Total        Year     Year
                                                     Three   Through  Through  Sensitive  Through   Through   Over      All
                                                     Months   Six      One     Within      Three     Five     Five   Other(1)  Total
(in Thousands)                              One Day  or Less Months   Year     One Year    Years     Years    Years
____________________________________________________________________________________________________________________________________
Total Interest Earning Assets             $ 54,174 $ 17,768 $  8,328 $ 20,324 $ 100,594 $ 46,334  $ 79,117 $ 97,162 $ 7,144 $330,351

Total Interest Bearing Liabilities &
   Demand Deposits(2)                            0   39,037   36,563   63,644   139,244   107,906   53,359       0  29,047   329,556

Interest Sensitivity Gap Per Period         54,174  (21,269) (28,235) (43,320)  (38,650)  (61,572)  25,758  97,162 (21,903)      795

Cumulative Interest Senitivity Gap          54,174   32,905    4,670  (38,650)  (38,650) (100,222) (74,464)  22,698    795       795

Percent of Cummulative Gap to Total Assets(%)15.24     9.26     1.31   (10.87)   (10.87)   (28.19)  (20.94)    6.38   0.22      0.22

(1)Includes interest-earning assets and interest-bearing liabilities that do not reprice as well $1,078,353 in nonaccrual loans and cash on hand in the amount of $7,143,556.

(2) Money Market Accounts assumed to decline over a two year period. Savings Accounts and Now assumed to decline over a five-year period. Demand Deposits, totaling $58,093,925, ar spread based on historical experience.

Special Note Regarding Forward-Looking Statements and Analyst Reports
_____________________________________________________________________

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words 'believe', 'expect', 'anticipate', 'project', 'estimate', 'will be', 'will continue', 'will likely result' or similar expressions. The Company's ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include but are not limited to changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The factors included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact the Company's performance.

Investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Except as required by applicable law or regulation, the Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated results. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in our reports to the Securities Exchange Commission.

Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at June 30, 2001. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money Market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.



                                                       Expected Maturity Between

                                  7/1/01 - 12/31/01   1/1/02 - 12/31/02   1/1/03 - 12/31/03   1/1/04 - 12/31/04    1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                            Weighted            Weighted            Weighted            Weighted            Weighted
                                            Average             Average             Average             Average             Average
(In thousands)                     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate
____________________________________________________________________________________________________________________________________
OTHER FINANCIAL INSTRUMENTS

Interest Earning Assets

   INVESTMENTS
    AVAILABLE FOR SALE (Fair Valu$) $ 4,736    5.71    $ 5,155     5.92    $ 461       4.00   $ 1,232    4.79     $ 3,328    5.64
    HELD TO MATURITY (Book Value)       215    4.52      1,412     5.68      727       5.41       241    5.11         416    5.09
   FEDERAL FUNDS SOLD                12,604    4.00          0                 0                    0                   0
   LOANS:
    Fixed rate
      INSTALLMENT                        87   10.01        661    10.35    1,087      10.14     2,063    9.89       2,154   10.52
      HOME EQUITY AND OTHER               0              1,135     8.50      997       8.25         0                   0
      REAL ESTATE                         0                110    10.44      685       9.62       322    9.81      12,352    8.84
      COMMERCIAL                      5,826    8.75         18     9.49        0                  582    8.75           0
    Variable Rate
      INSTALLMENT                     4,385    9.58          0                 0                  701    8.25           0
      HOME EQUITY AND OTHER           9,020    6.76          0                 0                    0                   0
      REAL ESTATE                     2,002    8.90     14,396     8.88   12,998      8.53     28,548    8.06      24,940   8.85
      COMMERCIAL                     39,713    8.10         24     9.75        0                    0                   0
                                   ---------            ------            ------               ------            --------
      TOTAL LOANS                    61,033             16,344            15,767               32,216              39,446
                                   ---------            ------           -------              -------            --------
   Total Interest Earning Assets   $ 78,588            $22,911           $16,955              $33,689            $ 43,190
                                   ================================================================================================

                            Expected Maturity Between
                                  1/1/06 - 12/31/06        Thereafter
--------------------------------------------------------------------------------
                                            Weighted            Weighted
                                            Average             Average    Fair
(In thousands)                     Balance    Rate     Balance    Rate     Value
________________________________________________________________________________
OTHER FINANCIAL INSTRUMENTS

Interest Earning Assets

   INVESTMENTS
    AVAILABLE FOR SALE (Fair Value) $  478    4.40    $35,022     6.12   50,412
    HELD TO MATURITY (Book Value)      661    5.19      1,290     6.38    5,122
   FEDERAL FUNDS SOLD                    0                  0
   LOANS:
    Fixed rate
      INSTALLMENT                     1,275   9.92      3,740     8.81
      HOME EQUITY AND OTHER               0               244    17.14
      REAL ESTATE                     3,756   8.17     44,639     7.86
      COMMERCIAL                          0                42     8.75
    Variable Rate
      INSTALLMENT                       693   9.00        439     8.25
      HOME EQUITY AND OTHER               0                 0
       REAL ESTATE                   21,689   8.18     13,633     8.44
      COMMERCIAL                          0               286     8.71
                                   --------           -------           -------
      TOTAL LOANS                    27,413            63,023            257,279
                                   --------           -------           -------
   Total Interest Earning Assets   $ 28,552           $99,335
                                   ========           ========

                                                       Expected Maturity Between

                                  7/1/01 - 12/31/01   1/1/02 - 12/31/02   1/1/03 - 12/31/03   1/1/04 - 12/31/04    1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                            Weighted            Weighted            Weighted            Weighted            Weighted
                                            Average             Average             Average             Average             Average
(In thousands)                     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate
____________________________________________________________________________________________________________________________________
Interest Bearing Liabilities
 Deposits:
      SAVINGS                       $  3,469  0.98    $ 6,939     0.98     $ 6,939    0.98    $ 6,939    0.98     $ 6,939    0.98
      MONEY MARKET                    23,373  2.93     46,746     2.93      23,373    2.93          0                   0
      NOW                              2,186  0.55      4,372     0.55       4,372    0.55      4,372    0.55       4,372    0.55
      TIME DEPOSITS OF $100,000+      23,088  4.43      9,052     5.01         135    4.14      1,757    6.55       4,012    6.81
      OTHER TIME DEPOSITS             20,191  5.54     18,185     4.70       1,214    4.86      1,712    6.19      10,107    6.79
  OTHER BORROWED MONEY                     0           13,000     5.63       7,000    6.40     10,000    4.81           0
                                    --------          --------             -------            -------            --------
 Total Interest Bearing Liabilities $ 72,308          $ 98,294             $43,033            $24,780            $ 25,430
                                    ========           ========            ========           ========           =========

                           Expected Maturity Between
                                  1/1/06 - 12/31/06        Thereafter
--------------------------------------------------------------------------------
                                            Weighted            Weighted
                                            Average             Average    Fair
(In thousands)                     Balance    Rate     Balance    Rate     Value
________________________________________________________________________________
Interest Bearing Liabilities
 Deposits:
      SAVINGS                       $  3,470  0.98    $     0
      MONEY MARKET                         0                0     2.93
      NOW                              2,178  0.55          0     0.55
      TIME DEPOSITS OF $100,000+         442  5.44          0     5.01
      OTHER TIME DEPOSITS              1,529  5.37          0     4.70
  OTHER BORROWED MONEY                     0                0     5.63
                                    --------          --------           ------
 Total Interest Bearing Liabilities $  7,619          $     0            271,464
                                    ========           ========          =======

Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2001, and its results of operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the three and six months ended June 30, 2001 and 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method of accounting that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interest method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The adoption of Statement No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


Investment Securities

         Fair Value:
                   June 30, 2001              $55,534,065
                   December 31, 2000          $58,752,667

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SMITHTOWN BANCORP



August 13, 2001
                                        /s/ Bradley E. Rock
                                        -------------------------------------
                                        Bradley E. Rock, President and
                                        Chief Executive Officer



August 13, 2001
                                         /s/ Anita M. Florek
                                        -------------------------------------
                                        Anita Florek, Executive Vice President,
                                        Treasurer and Chief Financial Officer