Form 10-Q/A
period 2001-06-30
SMITHTOWN BANCORP INC
filed 2001-08-14
CIK 747345

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


Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K-None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                            As of
                                                                                              June 30, 2001       December 31, 2000
____________________________________________________________________________________________________________________________________
Assets
Cash and Due from Banks .............................................................          $   7,293,919          $   8,953,761
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ...................................................              1,118,951              1,280,026
     Obligations of State and Political Subdivisions ................................              3,842,771              4,054,155
                                                                                               -------------          -------------
       Total (Estimated Fair Value $5,122,316 and $5,393,473 ........................              4,961,722              5,334,181
         at 6/30/01 and 12/31/00, respectively) .....................................                   --                     --

   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies ........................................              6,200,190             16,896,345
     Mortgage - Backed Securities ...................................................             28,143,966             22,512,702
     Oligations of State and Political Subdivisions .................................             14,057,593             11,950,147
     Other Securities ...............................................................              2,010,000              2,000,000
                                                                                               -------------          -------------
      Total (At Estimated Fair Value) ...............................................             50,411,749             53,359,194
                                                                                               -------------          -------------
     Total Investment Securities (Estimated Fair Value $55,534,065 ..................             55,373,471             58,693,375
       and  $58,752,667 at 6/30/01 and 12/31/00, respectively) ......................          -------------           ------------


Federal Funds Sold ..................................................................             12,603,844                      0
Loans ...............................................................................            256,320,937            229,062,660
  Less: Unearned Discount ...........................................................                556,138                743,125
        Reserve for Possible Loan Losses ............................................              2,944,047              2,500,724
                                                                                               -------------          -------------
Loans, Net ..........................................................................            252,820,752            225,818,811
                                                                                               -------------          -------------
Equity Investment in SMTB Financial Group, LLC ......................................                 22,056                  2,500
Bank Premises and Equipment .........................................................              4,051,549              3,571,355
Other Assets
     Other Real Estate Owned ........................................................                730,354                730,354
     Other ..........................................................................             22,640,568             16,810,587
                                                                                               -------------          -------------
Total Assets ........................................................................          $ 355,536,513          $ 314,580,743
                                                                                               =============          =============
Liabilities
Deposits:
     Demand .........................................................................          $  58,093,925          $  56,352,317
     Money Market ...................................................................             93,492,422             71,880,093
     NOW ............................................................................             21,851,523             18,211,339
     Savings ........................................................................             34,694,982             33,215,757
     Time Deposits ..................................................................             91,423,934             77,499,816
                                                                                               -------------          -------------
       Total ........................................................................            299,556,786            257,159,322
Dividend Payable ....................................................................                201,581                188,522
Other Borrowed Funds ................................................................             30,000,000             33,500,000
Other Liabilities ...................................................................              1,225,835              1,341,619
                                                                                               -------------          -------------
     Total ..........................................................................            330,984,202            292,189,463
                                                                                               -------------          -------------
Stockholders' Equity
Common Stock - $1.25 Par Value,  7,000,000 Shares ...................................              2,239,775              2,239,775
     Authorized; 1,791,820 Shares Issued
Accumulated Other Comprehensive Income ..............................................                209,123               (196,117)
Surplus .............................................................................              1,993,574              1,993,574
Retained Earnings ...................................................................             25,795,181             23,498,921
                                                                                               -------------          -------------
     Total ..........................................................................             30,237,653             27,536,153
     Less: Treasury Stock (241,200 and 224,606 shares at cost) ......................              5,685,342              5,144,873
                                                                                               -------------          -------------
     Total ..........................................................................             24,552,311             22,391,280
                                                                                               -------------          -------------
Total Liabilities and Capital .......................................................          $ 355,536,513          $ 314,580,743
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