Form 10-Q
period 2001-09-30
SMITHTOWN BANCORP INC
filed 2001-11-14
CIK 747345

Washington, D.C. 20549
                            _________________________

                                    FORM 10-Q
                            _________________________

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2001

                            _________________________

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300
                            _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:1,543,233 Shares of Common stock ($1.25 Par Value) Outstanding as of september 30, 2001

                                SMITHTOWN BANCORP

                                      INDEX


Part I - FINANCIAL INFORMATION                                     PAGES
                                                                   -----
Item 1.    Financial Statements

           Consolidated Balance Sheets
                September 30, 2001 and December 31, 2000                   4

           Consolidated Statements of Income
                Three months ended September 30, 2001 and 2000             5

           Consolidated Statements of Income
                Nine months ended September 30, 2001 and 2000              6

           Consolidated Statements of Changes in Stockholders' Equity
                Three months ended Septembet 30, 2001 and 2000             7

           Consolidated Statements of Changes in Stockholders' Equity
                Nine months ended September 30, 2001 and 2000              8

           Consolidated Statements of Comprehensive Income
                Three months ended September 30, 2001 and 2000             9

           Consolidated Statements of Comprehensive Income
                Nine months ended September 30, 2001 and 2000              10

           Consolidated Statements of Cash Flows
                Three months ended September 30, 2001 and 2000             11

           Consolidated Statements of Cash Flows
                Nine months ended September 30, 2001 and 2000              12

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                 13 - 14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk 15 - 17

Item 4.    Notes to Consolidated Financial Statements                      18

Item 5.    Signatures                                                      19

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities and Use of Proceeds - none

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K - None

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                            As of
                                                                                          September 30, 2001       December 31, 2000
____________________________________________________________________________________________________________________________________
Assets
Cash and Due from Banks ..........................................................              $8,608,615               $8,953,761
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ................................................               1,021,380                1,280,026
     Obligations of State and Political Subdivisions
       (Estimated Fair Value $5,013,379 and $5,393,473
           at 9/30/01 and 12/31/00) ..............................................               3,799,667                4,054,155
                                                                                              -------------            ------------
       Total .....................................................................               4,821,047                5,334,181
                                                                                              -------------            ------------
   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies .....................................               6,446,444               16,896,345
     Mortgage - Backed Securities ................................................              29,651,201               22,512,702
     Oligations of State and Political Subdivisions ..............................              20,323,507               11,950,147
     Other Securities ............................................................               2,040,800                2,000,000
                                                                                              ------------             ------------
       Total (At Estimated Fair Value) ...........................................              58,461,952               53,359,194
                                                                                              ------------             ------------
     Total Investment Securities .................................................              63,282,999               58,693,375
                                                                                              ------------             ------------
         (Estimated Fair Value $63,475,331  and $58,752,667
            at 9/30/01 and 12/31/00)
Federal Funds Sold ...............................................................                 217,117                      --
Loans ............................................................................             272,038,339              229,062,660
     Less: Unearned Discount .....................................................                 428,801                  743,125
              Reserve for Possible Loan Losses ...................................               3,158,970                2,500,724
                                                                                              ------------              -----------
Loans, Net .......................................................................             268,450,568              225,818,811
                                                                                              ------------              -----------
Equity Investment in SMTB Financial Group, LLC ...................................                  29,709                    2,500
Bank Premises and Equipment ......................................................               4,199,031                3,571,355
Other Assets
     Other Real Estate Owned .....................................................                 730,354                  730,354
     Other .......................................................................              17,294,708               16,810,587
                                                                                              ------------             ------------
Total Assets .....................................................................            $362,813,101             $314,580,743
                                                                                              ============             ============
Liabilities
Deposits:
     Demand ......................................................................             $60,298,581              $56,352,317
     Money Market ................................................................              93,051,696               71,880,093
     NOW .........................................................................              21,347,018               18,211,339
     Savings .....................................................................              35,882,899               33,215,757
     Time Deposits ...............................................................              87,663,321               77,499,816
                                                                                              ------------              -----------
       Total .....................................................................             298,243,515              257,159,322
Dividend Payable .................................................................                 201,291                  188,522
Other Borrowed Funds .............................................................              36,800,000               33,500,000
Other Liabilities ................................................................               1,506,397                1,341,619
                                                                                              ------------              -----------
     Total .......................................................................             336,751,203              292,189,463
                                                                                               ===========              ===========
Stockholders' Equity
Common Stock - $1.25 Par Value,  7,000,000 Shares ................................               2,239,775                2,239,775
     Authorized; 1,791,820 Shares Issued .........................................                    --
Accumulated Other Comprehensive Income ...........................................                 575,924                 (196,117)
Surplus ..........................................................................               1,993,574                1,993,574
Retained Earnings ................................................................              27,204,047               23,498,921
                                                                                              ------------            -------------
     Total .......................................................................              32,013,320               27,536,153
     Less: Treasury Stock (248,587 and 224,606 shares at cost) ...................              (5,951,422)              (5,144,873)
                                                                                              ------------            -------------
     Total .......................................................................              26,061,898               22,391,280
                                                                                              ------------            -------------
Total Liabilities and Capital ....................................................            $362,813,101             $314,580,743
                                                                                              ============            =============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                  For the Three Months Ended
                                                                                            September 30, 2001   September 30, 2000
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans ........................................................             $ 5,427,974             $ 4,914,265
Interest and Dividends on:
     Obligations of U.S. Government Agencies ......................................                 153,922                 425,143
     Mortgage - Backed Securities .................................................                 462,820                 381,287
     Obligations of State & Political Subdivisions ................................                 239,285                 195,474
     Other Securities .............................................................                  40,150                  28,094
Interest on Federal Funds Sold ....................................................                  58,656                  36,025
Interest on Balances Due From Depository Institutions .............................                     579                   1,222
Other Interest Income .............................................................                  59,838                  64,027
                                                                                                -----------             -----------
     Total Interest Income ........................................................               6,443,224               6,045,537
                                                                                                -----------             -----------
Interest Expense
Money Market Accounts .............................................................                 636,726                 780,552
Savings ...........................................................................                 111,297                 123,678
Time  Deposits $100,000 and Over ..................................................                 536,944                 283,513
Other Time Deposits ...............................................................                 634,731                 833,459
Interest on Other Borrowed Money ..................................................                 422,091                 489,705
                                                                                                -----------             -----------
     Total Interest Expense .......................................................               2,341,789               2,510,907
                                                                                                -----------             -----------
Net Interest Income ...............................................................               4,101,435               3,534,630
Provision for Possible Loan Losses ................................................                 210,000                 150,000
                                                                                                -----------             -----------
Net Interest Income After Provision for Possible
  Loan Losses .....................................................................               3,891,435               3,384,630
                                                                                                -----------             -----------
Other Non - Interest Income
Trust Department Income ...........................................................                 122,604                  87,076
Service Charges on Deposit Accounts ...............................................                 399,466                 394,227
Other Income ......................................................................                 532,404                 350,403
Net Loss on Sale of Investment Securities .........................................                    --                   (53,260)
                                                                                                -----------             -----------
     Total Other Non - Interest Income ............................................               1,054,474                 778,446
                                                                                                -----------             -----------
Other Operating Expenses
Salaries ..........................................................................               1,161,760               1,026,507
Pension and Other Employee Benefits ...............................................                 206,366                 196,636
Net Occupancy Expense of Bank Premises ............................................                 250,985                 223,550
Furniture and Equipment Expense ...................................................                 208,969                 164,006
Miscellaneous Operating Expense ...................................................                 623,435                 546,848
                                                                                                -----------             -----------
     Total Other Operating Expense ................................................               2,451,515               2,157,547
                                                                                                -----------             -----------
Income Before Income Taxes ........................................................               2,494,394               2,005,529
Provision for Income Taxes ........................................................                 884,237                 729,673
                                                                                                -----------             -----------
     Net Income ...................................................................             $ 1,610,157               1,275,856
                                                                                                ===========             ===========
Earnings Per Share
Net Income ........................................................................             $      1.04             $      0.80
Cash Dividends Declared ...........................................................             $      0.13             $      0.12
Weighted Average Shares Outstanding ...............................................               1,547,798               1,597,668


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                   For the Nine Months Ended
                                                                                             September 30, 2001 September 30, 2000
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans ......................................................             $ 15,793,881             $ 13,261,897
Interest and Dividends on:
     Obligations of U.S. Government .............................................                     --                     23,602
     Obligations of U.S. Government Agencies ....................................                  462,314                1,163,922
     Mortgage - Backed Securities ...............................................                1,336,809                1,086,999
     Obligations of State & Political Subdivisions ..............................                  615,267                  614,942
     Other Securities ...........................................................                   83,951                   48,368
Interest on Federal Funds Sold ..................................................                  269,353                  448,914
Interest on Balances Due From Depository Institutions ...........................                    2,717                   13,210
Other Interest Income ...........................................................                  208,560                  184,313
                                                                                              ------------             ------------
     Total Interest Income ......................................................               18,772,852               16,846,167
                                                                                              ------------             ------------
Interest Expense
Money Market Accounts ...........................................................                2,206,506                2,075,471
Savings .........................................................................                  338,117                  388,641
Time  Deposits $100,000 and Over ................................................                1,325,008                  758,123
Other Time Deposits .............................................................                2,139,412                2,134,760
Interest on Other Borrowed Money ................................................                1,362,376                1,524,720
                                                                                              ------------             ------------
     Total Interest Expense .....................................................                7,371,419                6,881,715
                                                                                              ------------             ------------
Net Interest Income .............................................................               11,401,433                9,964,452
Provision for Possible Loan Losses ..............................................                  630,000                  390,000
                                                                                              ------------             ------------
Net Interest Income After Provision for Possible
  Loan Losses ...................................................................               10,771,433                9,574,452
                                                                                              ------------             ------------
Other Non - Interest Income
Trust Department Income .........................................................                  349,658                  373,224
Service Charges on Deposit Accounts .............................................                1,252,085                1,193,478
Other Income ....................................................................                1,561,612                1,084,545
Net Loss on Sale of Investment Securities .......................................                   14,037                  (54,619)
                                                                                              ------------             ------------
     Total Other Non - Interest Income ..........................................                3,177,392                2,596,628
                                                                                              ------------             ------------
Other Operating Expenses
Salaries ........................................................................                3,379,355                3,010,787
Pension and Other Employee Benefits .............................................                  647,935                  627,846
Net Occupancy Expense of Bank Premises ..........................................                  751,504                  689,043
Furniture and Equipment Expense .................................................                  649,026                  564,622
Miscellaneous Operating Expense .................................................                1,820,086                1,484,494
                                                                                              ------------             ------------
     Total Other Operating Expense ..............................................                7,247,906                6,376,792
                                                                                              ------------             ------------
Income Before Income Taxes ......................................................                6,700,919                5,794,288
Provision for Income Taxes ......................................................                2,390,417                2,087,847
                                                                                              ------------             ------------
     Net Income .................................................................             $  4,310,502             $  3,706,441
                                                                                              ============             ============
Earnings Per Share
Net Income ......................................................................             $       2.77             $       2.31
Cash Dividends Declared .........................................................             $       0.39             $       0.36
Weighted Average Shares Outstanding .............................................                1,557,702                1,607,382


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                    For Three Months Ended
                                                                                              September 30, 2001  September 30, 2000
____________________________________________________________________________________________________________________________________
Net Income ...............................................................................         $ 1,610,157          $ 1,275,856
                                                                                                   -----------          -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain(Loss) Arising During the Period .............................             632,417              745,221
                                                                                                   -----------          -----------

                                                                                                       632,417              745,221
     Income Tax Related to Other Comprehensive Income ....................................            (265,616)            (312,993)
                                                                                                   -----------          -----------
     Other Comprehensive Income, Net of Tax ..............................................             366,801              432,228
                                                                                                   -----------          -----------
          Total Comprehensive Income .....................................................         $ 1,976,958          $ 1,708,084
                                                                                                   ===========          ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                For Nine Months Ended
                                                                                         September 30, 2001      September 30, 2000
__________________________________________________________________________________________________________________________________

Net Income ................................................................................         $ 4,310,502         $ 3,706,441
                                                                                                    -----------         ------------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain(Loss) Arising During the Period ..............................           1,331,105             622,450
                                                                                                    -----------         -----------
                                                                                                      1,331,105             622,450
     Income Tax Related to Other Comprehensive Income .....................................            (559,064)           (261,429)
                                                                                                    -----------          -----------
     Other Comprehensive Income, Net of Tax ...............................................             772,041             361,021
                                                                                                    -----------          -----------
          Total Comprehensive Income ......................................................         $ 5,082,543         $ 4,067,462
                                                                                                    ===========         ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                           Cost of       Accumulated
                                        Common Stock                                       Common           Other          Total
                                      Shares                    Capital      Retained      Stock in     Comprehensive  Stockholders'
                                    Outstanding    Amount       Surplus      Earnings      Treasury      Income (Loss)      Equity
____________________________________________________________________________________________________________________________________

Balance at 6/30/00 ............    $1,611,626   $ 2,239,775   $ 1,993,574  $21,358,705   $(3,809,188)   $(1,140,583)   $20,642,283
Comprehensive Income:
   Net Income .................                                              1,275,856                                   1,275,856
   Other Comprehensive Income,
     Net of Tax ...............                                                                             432,228        432,228
                                                                                                                       ------------
     Total Comprehensive Income                                                                                          1,708,084
   Cash Dividends Declared ....                                              (190,557)                                    (190,557)
Treasury Stock Purchases ......       (23,652)                                              (691,488)                     (691,488)
                                    ----------  -----------  ------------  -----------   -----------    -----------   -------------
Balance at 9/30/00 ............    $1,587,974   $ 2,239,775  $  1,993,574  $22,444,004   $(4,500,676)   $  (708,355)  $ 21,468,322
                                    ================================================================================================


Balance at 6/30/01 ............    $1,550,620   $ 2,239,775  $  1,993,574  $25,795,181   $(5,685,342)   $   209,123  $  24,552,311
Comprehensive Income:                                                                                                            0
   Net Income .................                                              1,610,157                                   1,610,058
   Other Comprehensive Income,                                                                                                   0
     Net of Tax ...............                                                                             366,801        366,801
                                                                                                                      -------------
      Total Comprehensive Income                                                                                         1,976,958
   Cash Dividends Declared ....                                              (201,291)                                    (201,291)
Treasury Stock Purchases ......        (7,387)                                              (266,080)                     (266,080)
                                    ---------   -----------  -----------   ----------    -----------    -----------   -------------
Balance at 9/30/01 ............    $1,543,233   $ 2,239,775  $ 1,993,574   $27,204,047   $(5,951,422)   $   575,924   $ 26,061,898
                                    ================================================================================================

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                         Cost of      Accumulated
                                      Common Stock                                       Common         Other            Total
                                    Shares                    Capital       Retained     Stock in     Comprehensive   Stockholders'
                                  Outstanding     Amount      Surplus       Earnings     Treasury     Income (Loss)      Equity
____________________________________________________________________________________________________________________________________

Balance at 1/1/00                    $806,168   $ 2,239,775  $ 1,993,574  $ 19,314,995   $(3,788,953)   $(1,069,376)  $ 18,690,015
Comprehensive Income:
   Net Income                                                                3,706,441                                   3,706,441
   Other Comprehensive Income,
     Net of Tax                                                                                             361,021        361,021
                                                                                                                      --------------
    Total Comprehensive Income                                                                                           4,067,462
   Cash Dividends  Declared                                                  (577,432)                                    (577,432)
Treasury Stock Purchases              (24,362)                                              (711,723)                     (711,723)
                                    ---------   -----------  -----------  -----------    -----------    -----------   -------------
Balance at 9/30/00                  $ 781,806   $ 2,239,775  $ 1,993,574  $22,444,004    $(4,500,676)   $  (708,355)  $ 21,468,322
                                    ================================================================================================


Balance at 1/1/01                  $1,567,214   $ 2,239,775  $ 1,993,574  $23,498,921    $(5,144,873)   $  (196,117)  $ 22,391,280
Comprehensive Income:
   Net Income                                                               4,310,502                                    4,310,502
   Other Comprehensive Income,
     Net of Tax                                                                                             772,041        772,041
                                                                                                                      -------------
     Total Comprehensive Income                                                                                          5,082,543
   Cash Dividends  Declared                                                  (605,376)                                    (605,376)
Treasury Stock Purchases              (16,594)                                              (806,549)                     (806,549)
                                  -----------   ----------   ----------   -----------    ----------         -------   -------------
Balance at 9/30/01                $ 1,550,620   $2,239,775   $1,993,574   $27,204,047    $(5,951,422)       575,924   $ 26,061,898
                                 ===================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                   For Three Months Ended
                                                                                             September 30, 2001  September 30, 2000
____________________________________________________________________________________________________________________________________
Cash Flows from Operating Activities
Net Income .................................................................................       $  1,610,157        $  1,275,856
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation on Premises and Equipment ................................................            132,741             122,958
     Provision for Possible Loan Losses ....................................................            210,000             150,000
     Net Loss on Sale of Investment Securities .............................................                  0              53,260
     Amortization of Transition Obligation .................................................                  0              43,434
     Gain on Other Real Estate Owned .......................................................                  0             (10,106)
     Increase in Interest Payable ..........................................................             83,741              86,122
     Increase (Decrease) in Miscellaneous Payables and Accrued Expenses ....................             80,118             (13,821)
     Increase in Fees and Commissions Receivable ...........................................            (32,112)                  0
     Increase in Interest Receivable .......................................................           (546,597)            (86,748)
     Decrease in Prepaid Expenses ..........................................................            505,923             177,421
     Decrease in Miscellaneous Receivable ..................................................          5,354,562             289,092
     Decrease in Income Taxes Receivable ...................................................            149,797              55,878
     Decrease in Deferred Taxes ............................................................           (115,560)           (102,755)
     (Increase) Decrease in Accumulated Post Retirement Benefit Obligation .................              6,195              (6,005)
     Amortization of Investment Security Premiums and Accretion of Discounts ...............            (84,044)           (222,272)
     Net Gain on Investment in SMTB Financial Group, LLC ...................................             (7,653)                  0
     Increase in Cash Surrender Value of Officer's Life Insurance Policies .................           (125,259)            (67,800)
                                                                                                   ------------        ------------
     Cash Provided by Operating Activities .................................................          7,222,009           1,744,514
                                                                                                   ------------        ------------
Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
      Held to Maturity .....................................................................             97,571             602,906
      Available for Sale ...................................................................          2,802,701           1,861,562
     Proceeds from Disposition of Other Investment Securities:
      Held to Maturity .....................................................................             85,000                   0
      Available for Sale ...................................................................          4,082,210           9,502,449
     Purchase of Mortgage-Backed Securities
      Available for Sale ...................................................................         (3,999,604)         (2,925,938)
     Purchase of Other Investment Securities:
      Held to Maturity .....................................................................            (44,000)                  0
      Available for Sale ...................................................................        (10,216,946)         (1,018,900)
     Federal Funds Sold, Net ...............................................................         12,386,727             950,000
     Loans Made to Customers, Net ..........................................................        (15,839,816)        (13,612,334)
     Proceeds from Disposition of OREO Property ............................................                  0             135,106
     Purchase of Premises and Equipment ....................................................           (280,224)           (157,581)
                                                                                                   ------------        ------------
     Cash Used by Investing Activities .....................................................        (10,926,381)         (4,662,730)
                                                                                                   ------------        ------------
Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW and Savings Accounts .............................          2,447,342             993,457
     Net Increase (Decrease) in Time Accounts ..............................................         (3,760,613)          4,262,144
     Cash Dividends Paid ...................................................................           (201,581)           (193,396)
     Securities Sold Under Agreements to Repurchase and Other Borrowings, Net ..............          6,800,000           2,800,000
     Purchase of Treasury Stock ............................................................           (266,080)           (691,488)
                                                                                                   ------------        ------------
     Cash Provided by Financing Activities .................................................          5,019,068           7,170,717
                                                                                                   ------------        ------------
     Net Increase in Cash and Due from Banks ...............................................          1,314,696           4,252,501
     Cash and Due from Banks, Beginning of Year ............................................          7,293,919           8,719,669
                                                                                                   ------------        ------------
     Cash and Due from Banks, End of Year ..................................................       $  8,608,615        $ 12,972,170
                                                                                                   ============        ============
Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period for:
     Interest ..............................................................................       $    379,607        $    432,573
     Income Taxes ..........................................................................            850,000             776,550

Schedule of Noncash Investing Activities
   Unrealized Gain (Loss) on Securities Available for Sale .................................            632,417            (745,221)



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                 For the Nine Months Ended
                                                                                           September 30, 2001    September 30,2000
____________________________________________________________________________________________________________________________________
Net Income ...............................................................................        $  4,310,502         $  3,706,441
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation on Premises and Equipment ................................................             402,599              382,441
   Provision for Possible Loan Losses ....................................................             630,000              390,000
   Net (Gain) Loss on Sale of Investment Securities ......................................             (14,037)              54,619
   Amortization of Transition Obligation .................................................              22,146               61,434
   Gain on Other Real Estate Owned .......................................................                   0              (10,106)
   Increase in Interest Payable ..........................................................              13,122              105,934
   Increase (Decrease) in Miscellaneous Payables and Accrued Expenses ....................              79,431             (145,647)
   Increase in Fees and Commissions Receivable ...........................................             (68,504)                   0
   Increase in Interest Receivable .......................................................            (200,781)            (139,526)
   Increase in Prepaid Expenses ..........................................................            (330,581)            (437,607)
   (Increase) Decrease in Miscellaneous Receivable .......................................           1,176,413             (161,089)
   Decrease in Income Taxes Receivable ...................................................             209,276              188,093
   Decrease in Deferred Taxes ............................................................            (354,231)            (173,706)
   Increase in Accumulated Post Retirement Benefit Obligation ............................             (39,166)             (26,816)
   Amortization of Investment Security Premiums and Accretion of Discounts ...............            (385,119)            (358,351)
   Net Gain on Investment in SMTB Financial Group, LLC ...................................             (27,209)                   0
   Increase in Cash Surrender Value of Officer's Life Insurance Policies .................            (385,527)            (180,800)
                                                                                                  ------------         ------------
   Cash Provided by Operating Activities .................................................           5,038,334            3,255,314
                                                                                                  ------------         ------------
Cash Flows from Investing Activities
   Proceeds from Disposition of Mortgage-Backed Securities:
     Held to Maturity ....................................................................             258,645            1,376,735
     Available for Sale ..................................................................           7,736,487            3,958,292
   Proceeds from Disposition of Other Investment Securities:
     Held to Maturity ....................................................................             294,002              752,501
     Available for Sale ..................................................................          22,408,500           13,586,799
   Purchase of Mortgage-Backed Securities
     Available for Sale ..................................................................         (14,212,104)          (6,985,891)
   Purchase of Other Investment Securities:
     Held to Maturity ....................................................................             (44,000)                   0
     Available for Sale ..................................................................         (20,300,896)         (10,746,416)
   Purchase of Officer's Life Insurance Policies .........................................                   0           (5,000,000)
   Federal Funds Sold, Net ...............................................................            (217,117)          10,350,000
   Loans Made to Customers, Net ..........................................................         (43,261,756)         (48,915,753)
   Proceeds from Disposition of OREO Property ............................................                   0              135,106
   Purchase of Premises and Equipment ....................................................          (1,030,276)            (357,981)
                                                                                                  ------------         ------------
   Cash Used by Investing Activities .....................................................         (48,368,515)         (41,846,608)
                                                                                                  ------------         ------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, NOW and Savings Accounts .............................          30,920,685           22,247,175
   Net Increase in Time Accounts .........................................................          10,163,505           25,596,867
   Cash Dividends Paid ...................................................................            (592,607)            (564,233)
   Securities Sold Under Agreements to Repurchase and Other Borrowings, Net ..............           3,300,000           (5,200,000)
   Purchase of Treasury Stock ............................................................            (806,548)            (711,723)
                                                                                                  ------------         ------------
   Cash Provided by Financing Activities .................................................          42,985,035           41,368,086
                                                                                                  ------------         ------------
   Net Increase (Decrease) in Cash and Due from Banks ....................................            (345,146)           2,776,792
   Cash and Due from Banks, Beginning of Year ............................................           8,953,761           10,195,378
                                                                                                  ------------         ------------
   Cash and Due from Banks, End of Year ..................................................        $  8,608,615         $ 12,972,170
                                                                                                  ============         ============
Supplement Disclosures of Cash Flow Information
Cash Paid During Period for:
   Interest ..............................................................................        $  1,343,159         $  1,555,624
   Income Taxes ..........................................................................           2,535,372            2,073,460

Schedule of Noncash Investing Activities
Unrealized Gain (Loss) on Securities Available for Sale ..................................           1,037,657             (622,450)

Management's Discussion and Analysis of Financial Condition and Results of Operations

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words 'believe', 'except', 'anticipate', 'project', 'estimate', 'will be', 'will continue', 'will likely result' or similar expressions. The Company's ability to predict results of the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include but are not limited to changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's performance.

Investors are cautioned not to place undue reliance of forward-looking statements as a prediction of actual results. Except as required by applicable law or regulation, the Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated results. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in our reports to the Securities Exchange Commission.

Bank of Smithtown is a one-bank holding company formed in 1984. Its income is derived from the operations of its sole subsidiary, Bank of Smithtown. The Bank's subsidiary SMTB Financial Group, LLC was formed in October 1999, and its activities are limited to the sale of insurance products. A second subsidiary of the Bank, Bank of Smithtown Insurance Agency, was formed during 2001 and its activities include the sale of investment products including insurance, mutual funds and annuities. The Bank's Balance Sheet remained consistently strong during third quarter 2001. Trends in asset and loan growth have remained constant throughout the year. Total assets grew by 15.33% during the period from December 31, 2000 to September 30, 2001. Investment securities increased in volume by 7.82% during the first nine months of the year. Loan growth also continued in an upward trend, as has been the case during prior years. Loan demand remains strong, with some downward pressure on market rates. Total loan growth has reached 18.76% during 2001. Federal Funds sales were slightly lower this quarter but remain at an average balance of $8,038,600 for the year. The Bank's investment in SMTB Financial Group, LLC has also grown from $2,500 to $29,709 during the year 2001. Insurance sales activities continue to increase steadily since operations began during the year 2000. Other assets increased during 2001 due to the purchase of additional bank owned life insurance, which is the vehicle used to fund the split dollar life insurance policies purchased for selected members of management. Deposit growth also continues during 2001, with total deposits increasing by 15.98% during the nine month period of 2001. The largest area of growth has been in money market accounts. This is due to our prestige account that has offered very competitive rates during a very low rate environment. Other borrowed funds, in the form of short and medium term Federal Home Loan Bank Advances and Overnight Lines of Credit have increased slightly since last yearend due to loan demand. Accumulated Other Comprehensive Income turned from an unrealized loss on securities available for sale to an unrealized gain, a result of the lower interest rate environment. The 15.77% increase in retained earnings for the first nine months of 2001 is the result of the high level of net income earned this year. The Bancorp repurchased 23,981 shares of its own stock during 2001 for a total cost of $806,546. Total Stockholders' Equity also continued on an upward trend of 16.39% growth since December 31, 2000.

The Bank's Income Statement for the nine months ended September 30, 2001 as well as for the third quarter continues to show strong performance. Interest income on loans for third quarter was 10.45% higher than the same three month period in 2000. For the nine month period ended September 30, 2001 loan income increased by 19.09% over the same period in 2000. Interest expense for the nine month periods ended September 30, 2000 and 2001 increased by 14.42% due to higher volume of deposits as well as higher rates on the banks newest prestige money market accounts. However during the three month period ended September 30, 2000 and 2001 interest expense declined by 6.74%, as the reduction in rates has now offset the increase in balances. Through repayment of a repurchase agreement during second quarter, as well as low cost short term borrowings, the interest expense on borrowed money was significantly reduced. Other non-interest income has grown during 2001 over comparable periods in 2000 due to greater loan fee income, ATM fee collection, debit card fee income, service charge and uncollected fee income, as well as gains on bank owned life insurance. The greatest contributor to non-interest income remains fee income on loans. Other operating expenses for the nine months ended September 2001 have also increased over comparable periods in 2000 by 13.66%, due in part to the expenses related to salaries and other employee benefits, as well as occupancy expenses and business development expenses. Net income for the nine month period ended September 30, 2001 increased 16.30% over the same nine month period in 2000. Earnings per share rose by 20.01% during this same nine month period. Return on Average Assets and Average Equity for the first nine months of 2001 are 1.68% and 23.83%, respectively.

The Bank's capital ratios remain strong, with a slight decline in Tier One risk based capital, a result of growth in the commercial real estate loan portfolio. The Bank's ratios are as follows:

                                    9/30/01             12/31/00
                                    -------            ----------

                 Total RBC            10.60%             10.81%

                 Leverage              7.64%              7.06%

The remainder of the year 2001 is expected to continue in the same direction as the first nine months. Loan volume is projected to increase at the same pace to December 2001, with additional originations bringing the portfolio to approximately $275,000,000. Segregation of the loan portfolio will remain constant, with significant growth in the real estate sector. Deposit collection will also remain a major effort throughout the remainder of the year. Based on management projections, 2001 should prove to be the Bank's most profitable year. Continued downward pressure on market rates should prove to benefit the Bank's earnings position due to a slightly negative gap over the one year time frame.

Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at September 30, 2001. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money Market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.



                                                       Expected Maturity Between

                                 10/1/01 - 12/31/01   1/1/02 - 12/31/02   1/1/03 - 12/31/03   1/1/04 - 12/31/04    1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                            Weighted            Weighted            Weighted            Weighted            Weighted
                                            Average             Average             Average             Average             Average
(In thousands)                     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate
____________________________________________________________________________________________________________________________________
OTHER FINANCIAL INSTRUMENTS

Interest Earning Assets

   INVESTMENTS
    AVAILABLE FOR SALE (Fair Valu$) $ 2,913    5.64    $10,247     5.53    $ 463       4.00   $ 1,479    4.69     $ 3,688    5.54
    HELD TO MATURITY (Book Value)       130    4.80      1,422     5.67      737       5.40       252    5.11         427    5.09
   FEDERAL FUNDS SOLD                   217
   LOANS:
    Fixed rate
      INSTALLMENT                        15   10.38      1,344     8.79      981       9.96     1,890    9.91       2,084   10.37
      HOME EQUITY AND OTHER               -       -          -        -    1,573       7.50         -       -           -       -
      REAL ESTATE                         -       -         83    10.46      623       9.55       313    9.75      12,253    8.84
      COMMERCIAL                      2,862    9.17        531     8.85        -          -       570    8.75           -       -
    Variable Rate
      INSTALLMENT                        17    7.45        155     9.19      284       9.17       747    8.71         764    9.15
      HOME EQUITY AND OTHER          10,047    6.52          -        -        -          -         -       -           -       -
       REAL ESTATE                      145    7.88     14,422     8.40   12,841       8.53    27,470    7.98      22,746   8.91
      COMMERCIAL                      8,847    7.50     18,824     7.38   13,035       7.30     4,083    7.39         100   6.00
                                   _________           ________          ________             ________           __________
   Total Interest Earning Assets   $ 25,193            $47,028           $30,537              $36,804            $ 42,062
                                   =========           ========          ========             ========           =========

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
OTHER FINANCIAL INSTRUMENTS

Interest Earning Assets

   INVESTMENTS
    AVAILABLE FOR SALE (Fair Value) $  481    4.40    $39,191     6.01   58,462
    HELD TO MATURITY (Book Value)      661    5.19      1,192     6.37    5,013
   FEDERAL FUNDS SOLD
   LOANS:                                                               276,980
    Fixed rate
      INSTALLMENT                     1,961   9.31      4,395     8.54
      HOME EQUITY AND OTHER               -      -        210    17.18
      REAL ESTATE                     3,562   8.14     53,565     7.82
      COMMERCIAL                          -      -         39     8.75
    Variable Rate
      INSTALLMENT                       373   9.58      2,146     8.47
      HOME EQUITY AND OTHER               -      -          0        -
       REAL ESTATE                   35,137   8.17     11,082     8.44
      COMMERCIAL                        119   6.67        371     8.00
                                   ________           ________
   Total Interest Earning Assets   $ 42,294           $112,191
                                   ========           ========

                                                       Expected Maturity Between

                                 10/1/01 - 12/31/01   1/1/02 - 12/31/02   1/1/03 - 12/31/03   1/1/04 - 12/31/04    1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                            Weighted            Weighted            Weighted            Weighted            Weighted
                                            Average             Average             Average             Average             Average
(In thousands)                     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate
____________________________________________________________________________________________________________________________________
Interest Bearing Liabilities
 Deposits:
      SAVINGS                       $  1,794  0.90    $ 7,177     0.90     $ 7,177    0.90    $ 7,177    0.90     $ 7,177    0.90
      MONEY MARKET                    11,631  2.63     46,526     2.36      34,895    2.36          -                   -
      NOW                              1,069  0.05      4,269     0.05       4,269    0.05      4,269    0.05       4,269    0.05
      TIME DEPOSITS OF $100,000+      17,919  4.13     11,020     4.84         237    4.51      1,771    6.54       5,174    6.80
      OTHER TIME DEPOSITS             11,950  5.20     24,329     4.40       1,588    4.40      1,943    5.90       9,004    6.80
  OTHER BORROWED MONEY                     0           13,000     5.63       7,000    6.40     10,000    4.81           -
                                    --------          --------             -------            -------            --------
 Total Interest Bearing Liabilities $ 44,363          $106,321             $55,166            $25,160            $ 25,624
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
________________________________________________________________________________
Interest Bearing Liabilities
 Deposits:
      SAVINGS                       $  5,381  0.90    $     -
      MONEY MARKET                         -                -
      NOW                              3,202  0.05          -
      TIME DEPOSITS OF $100,000+         853  5.31          -
      OTHER TIME DEPOSITS              1,875  5.10          -
  OTHER BORROWED MONEY                     -                -
                                    --------          --------
 Total Interest Bearing Liabilities $ 11,311          $     -
                                    ========           ========

Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 2001, and its results of operations for the nine months and three months ended September 30, 2001 and 2000 and its cash flows for the nine months and three months ended September 30, 2001 and 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

         Fair Value:
                   September 30, 2001         $63,475,331
                   December  31, 2000         $58,752,667

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SMITHTOWN BANCORP


November 14, 2001
                                        /s/ Bradley E. Rock
                                        -------------------------------------
                                        Bradley E. Rock, President and
                                        Chief Executive Officer

November 14, 2001
                                         /s/ Anita M. Florek
                                        -------------------------------------
                                        Anita Florek, Executive Vice President,
                                        Treasurer and Chief Financial Officer