Form 10-K
period 2001-12-31
SMITHTOWN BANCORP INC
filed 2002-03-28
CIK 747345

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File #0 - 13314

                            SMITHTOWN BANCORP, INC.
            (Exact name of registrant as specified in its charter)

           New York                              11-2695037
  (State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation or organization)


One East Main Street, Smithtown, New York                11787-2801
 (Address of Principal Executive Office)                 (Zip Code)


                                (631) 360-9300
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act
                         Common Stock, $1.25 Par Value
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                        Number of Shares Outstanding
   Class of Common Stock                     as of March 15, 2002

     $1.25 Par Value                                1,537,217



The aggregate market value of the Registrant's common stock held by nonaffiliates was approximately $52,165,443 based on the price at which stock was sold on March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Annual Report for the fiscal year ended December 31, 2001 are incorporated herein by reference into Parts I and II.

2) Portions of the Prospectus dated July 26, 1984 and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, are incorporated by reference into Part I.

3) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on April 16, 2002 are incorporated herein by reference into Part III.

                                   Part I

Item 1: Description of Business

Smithtown Bancorp, Inc. ("Registrant")

Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

     Page 9 of the Registrant's Annual Report for the year ended
     December 31, 2001, and

     Page 8 of the Registrant's Prospectus dated July 26, 1984, both of which are incorporated by reference.

Item 2: Description of Properties

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

The Bank owns in fee the following locations:

Smithtown Office                                 Hauppauge Office

One East Main Street                             548 Route 111
Smithtown, New York 11787                        Hauppauge, New York 11788

Trust and Audit Building                         East Setauket Office
17 Bank Avenue                                   184 North Belle Mead Road
Smithtown, New York 11787                        East Setauket, New York 11733

The Bank occupies the following locations under lease arrangements:

Commack Office                                   Kings Park Office
2020 Jericho Turnpike                            14 Park Drive
Commack, New York 11725                          Kings Park, New York 11754

Centereach Office                                Lake Grove Office
1919 Middle Country Road                         2921 Middle Country Road
Centereach, New York 11720                       Lake Grove, New York 11755

Northport Office
836 Fort Salonga Road
Northport, New York 11768

All office facilities are well maintained. There are no other owners of these properties and no mortgages or liens exist on the properties.

The Bank owns one property that it has acquired through the foreclosure process. It is a vacant commercial property.

Item 3: Legal Proceedings

In the opinion of the Registrant and its counsel, there are no material proceedings pending in which the Registrant or the Bank is a party, or of which its property is the subject, or any which depart from the ordinary routine litigation incident to the kind of business conducted by the Registrant and the Bank; no proceedings are known to be contemplated by government authorities or others.

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2001 to a vote of our security holders through the solicitation of proxies or otherwise.

                                    Part II

Item 5: Market for Common Equity and Related Stockholder Matters

Page 14 of the Registrant's Annual Report for the year ended December 31, 2001 is incorporated herein by reference.

672 shareholders of common stock at March 15, 2002.

Item 6: Selected Financial Data

Pages 11 through 14 inclusive of the Registrant's Annual Report for the year ended December 31, 2001 is incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Plan and Results of Operations

Pages 15 through 27, inclusive, of the Registrant's Annual Report for the year ended December 31, 2001 are incorporated herein by reference.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Pages 24 through 25, inclusive, of the Registrant's Annual Report for the year ended December 31, 2001 are incorporated herein by reference.

Item 8: Financial Statements and Supplementary Data

Pages 28 through 49, inclusive, of the Registrant's Annual Report for the year ended December 31, 2001 are incorporated herein by reference.

Quarterly Results of Operations (Unaudited)

                                             Year Ended December 31, 2001
                                           ------------------------------------
                                            First    Second     Third   Forth
(In Thousands, Except Per Share Data)       Quarter  Quarter   Quarter Quarter
                                           ------------------------------------
Interest Income                             $ 6,080  $ 6,250  $ 6,443  $ 6,410
Interest Expense                              2,534    2,496    2,342    2,017
                                           ------------------------------------
Net Interest Income                           3,546    3,754    4,101    4,393
Provision for Possible Loan Loss                210      210      210      360
                                           ------------------------------------
Net Interest Income After Provision for
  Possible Loan Loss                          3,336    3,544    3,891    4,033
Other Non-Interest Income                     1,097    1,026    1,055    1,390
Other Operating Expenses                      2,481    2,316    2,452    2,676
                                           ------------------------------------
Income Before Income Taxes                    1,952    2,254    2,494    2,747
Provision for Income Taxes                      694      812      884      985
                                           ------------------------------------
Net Income                                  $ 1,258  $ 1,442  $ 1,610  $ 1,762
                                           ====================================
Earnings Per Share                          $  0.81  $  0.93  $  1.04  $  1.14

                                               Year Ended December 31, 2000
                                           ------------------------------------
                                            First    Second     Third   Forth
(In Thousands, Except Per Share Data)       Quarter  Quarter   Quarter Quarter
                                           ------------------------------------
Interest Income                             $ 5,118  $ 5,683  $ 6,046  $ 6,158
Interest Expense                              2,055    2,316    2,511    2,562
                                           ------------------------------------
Net Interest Income                           3,063    3,367    3,535    3,596
Provision for Possible Loan Loss                120      120      150      150
                                           ------------------------------------
Net Interest Income After Provision for
  Possible Loan Loss                          2,943    3,247    3,385    3,446
Other Non-Interest Income                       894      925      779      834
Other Operating Expenses                      2,052    2,168    2,158    2,333
                                           ------------------------------------
Income Before Income Taxes                    1,785    2,004    2,006    1,947
Provision for Income Taxes                      660      698      730      704
                                           ------------------------------------
Net Income                                  $ 1,125  $ 1,306  $ 1,276  $ 1,243
                                           ====================================
Earnings Per Share                          $  0.70  $  0.81  $  0.80  $  0.79

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

                                   Part III

Item 10: Directors and Executive Officers

Pages 2 through 3, inclusive, and page 8 of the Registrant's Proxy Statement dated March 11, 2002 are incorporated herein by reference.

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

Item 11: Executive Compensation

Page 9 of the Registrant's Proxy Statement dated March 11, 2002 are incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Pages 6 through 7, inclusive, of the Registrant's Proxy Statement dated March 11, 2002 are incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Page 10 of the Registrant's Proxy Statement dated March 11, 2002 and page 39 of the Registrant's Annual Report for the year ended December 31, 2001 are incorporated herein by reference.

                                    Part IV

Item 14: Exhibits, Financial Statements Schedules, and Reports on Form 8-K

                               INDEX OF EXHIBITS


Exhibit No.         Description                                    Page
-----------         -----------                                    -----

     3a        Articles of Incorporation                             *

     3b        By-Laws                                               *

      4        By-Laws Page Nos. 2,11,12,13,14                       *

               Articles of Incorporation Page No. 2                  *

      9        No voting trust agreements

     10        No material contracts

     11        Statement Re Computation of Per Share Earnings       99

     13        Annual Report for the year ended 31 December 2001   9 - 81

               Notice of Annual Meeting and Proxy Statement       82 - 97

     16        Reference to Item 8 in 10-K                           4

     18        No change in accounting principles

     19        Reference to Page 1 in 10-K                           1

     21        Bank of Smithtown
               Smithtown, New York  11787

     22        Notice of Annual Meeting And Proxy Statement       82 - 97

     23        Consent of Independent Auditors                      98
               Report of Independent Auditors                       79

     24        None

     99        None

* Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on June 6, 1984.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: 3/26/02         Smithtown Bancorp, Inc.
                      -----------------------
                      Registrant

                      /s/ Bradley E. Rock
                      --------------------------------------------------------
                      Bradley E. Rock, Chairman, President and Chief Executive Officer

                      /s/ Anita M. Florek
                      --------------------------------------------------
                      Anita M. Florek, Treasurer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Rock
--------------------------------------------------------
Bradley E. Rock, Chairman, President and Chief Executive           Date  3/26/02
Officer

/s/ Augusta Kemper
--------------------------------------------------------
Augusta Kemper, Director                                           Date  3/26/02

/s/ Patrick A. Given
--------------------------------------------------------
Patrick A. Given, Director                                         Date  3/26/02

/s/ Manny Schwartz
--------------------------------------------------------
Manny Schwartz, Director                                           Date  3/26/02

/s/ Edith Hodgkinson
------------------------------------------
Edith Hodgkinson, Director                        Date  3/26/02

/s/ Barry M. Seigerman
------------------------------------------
Barry M. Seigerman, Director                      Date  3/26/02

/s/ Robert W. Scherdel
------------------------------------------
Robert  W. Scherdel, Director                     Date  3/26/02

/s/ Patricia C. Delaney
------------------------------------------
Patricia C. Delaney, Director                     Date  3/26/02

/s/ Sanford C. Scheman                            Date  3/26/02
------------------------------------------
Sanford C. Scheman, Director

FINANCIAL HIGHLIGHTS

                                  A GREAT BANK
                               GETS GREAT NUMBERS

     Ranked # 1 in the nation by U.S. Banker on a 5-year ranking of similarly-sized community banks by profitability.

     We have the numbers and the numbers say it all.

                                      2001           2000           1999          1998          1997
-------------------------------------------------------------------------------------------------------

At Year End
   Assets                         $380,220,901   $314,580,743  $266,081,443  $205,825,657  $197,656,435
   Loans                           281,739,238    228,319,535   176,200,017   117,575,281    99,713,204
   Deposits                        311,942,044    257,159,322   207,806,261   183,875,462   168,195,635
   Stockholders' Equity             26,998,783     22,391,280    18,690,015    17,412,189    16,979,458

For the Year
   Net Income                     $  6,072,263   $  4,949,880  $  4,253,653  $  3,500,413  $  3,320,819
   Return on Average Equity (%)          24.59          23.56         23.66         20.45         21.60
   Return on Average Assets (%)           1.74           1.66          1.80          1.73          1.73
   Efficiency (%)                         47.1           50.3          51.7          52.7          51.9

Per Share
   Net Income                     $       3.92   $       3.10  $       2.63  $       2.08  $       1.92
   Cash Dividends Declared                0.52           0.48          0.44          0.40          0.35
   Stockholder's Equity                  17.54          14.29         11.59         10.58          9.80

EARNINGS PER SHARE                          STOCK PRICE
[dollars]                                   [dollars]


1.92  2.08  2.63  3.10  3.92                21.25  27.25  30.25  31.25  38.50
1997  1998  1999  2000  2001                1997   1998   1999   2000   2001

Per share figures have been adjusted to reflect stock splits in 1998 and 2001.

FINANCIAL HIGHLIGHTS

ROE COMPARISON                              LOAN GROWTH
[percent]                                   [millions]

  9.05   9.62   12.50   25.30               99.7   117.6   176.2   228.3  281.7
All NY     NY   Nat'l   Bank of             1997   1998    1999    2000   2001
Banks     Peer  Peer    Smithtown

ROA COMPARISON                              DEPOSIT GROWTH
[percent]                                   [millions]

  .84     .93     1.10     1.74             168.2   183.9   207.8   257.2  311.9
All NY     NY     Nat'l   Bank of           1997    1998    1999    2000   2001
Banks     Peer    Peer   Smithtown

EFFICIENCY COMPARISON                       NON-PERFORMING LOANS/TOTAL LOANS
[percent]                                   [percent]

 66.0    60.7      47.0                     2.05    1.49    .79     .60    .22
 NY    Nat'l     Bank of                    1997    1998   1999    2000   2001
Peer   Peer     Smithtown

In virtually all categories of financial performance, Bank of Smithtown consistently ranks at or near the top. In particular, over the past five years, Smithtown Bancorp has produced a return to its shareholders of more than 20% per year, a performance unequaled by any of its peers across the entire nation.

CHAIRMAN'S MESSAGE

The past year, for Bank of Smithtown, was a year of unprecedented achievement. The Bank and its holding company achieved record levels of success in virtually every category of performance and Smithtown Bancorp received national recognition as the #1 publicly-held community bank holding company its size in the country.

Net income exceeded $6 million, the sixth consecutive year that the Company has achieved record levels of earnings. Return on equity was 24.59%, marking the fifth year in a row that shareholder return has exceeded the lofty 20% mark. We continue to be a leader among our peers in expense management, with the Bank posting an efficiency ratio of 46.98%. Asset quality ratios are also excellent with nonperforming loans at .22% of total loans at year-end. Deposits grew by $54.8 million, an increase of more than 21%. Loans grew by $53.4 million, an increase of more than 23%. In virtually every category of performance, the Company is either the best or near best among its peers.

The extraordinarily successful operations of the Bank have resulted in significantly increased value for the Company's shareholders. Earnings per share grew by 26.4% to $3.92 per share. As a result of this remarkable earnings growth, during a year when many bank stock indexes decreased in value, the value of Smithtown Bancorp shares increased by more than 23%.

We look toward the future, both near-term and long-term, with great enthusiasm. We are presently engaged in substantial efforts to extend our unique brand of community banking by de novo branching throughout our market area. We presently expect three of these new offices to open during 2002. Our efforts to bring the look, feel and functionality of our customer areas into alignment with our already-established special brand of personalized service has received much attention, and we expect this brand extension to bring us benefits in the future. Our various efforts to build our customer base and extend our markets are costly, however, and may moderate near-term earnings growth. We are confident, nonetheless, that these current expenditures on new branches and other efforts to extend our markets represent sound investments in the future of our Company.

Although we take pride in the recognition we have received for various accomplishments on an annual basis, our focus is not upon short-term goals. Our mission is to build long-term shareholder value. We believe that we have succeeded in this mission throughout our 92-year history, and with your valued support, we will continue to do so in the future.

                                          Sincerely,

                                          /s/ Bradley E. Rock

                                          Bradley E. Rock
                                          Chairman of the Board
                                          President & Chief Executive Officer

SERVICE

                                 GREAT SERVICE
                               MAKES A GREAT BANK

Bank of Smithtown has enjoyed a 92-year history of excellence. The foundation of our success has always been to our people and their dedication to customers. Our customers know this and surely, as shareholders, you've recongnized the financial benefit of this single-minded focus.

Once again, we are hard at work proving that Bank of Smithtown doesn't just preach superior service. We live it. As a result, our unique "Person-to-Person" brand of banking continues to grow in philosophy, execution, and success - success we're only too happy to share with you.

Here are some of our current highlights:

     We've re-designed our logo to better reflect our "Person-to-Person" philosophy and exemplify our 92-year commitment to exceeding customer expectations.

     The logo design contains two abstract figures and represents the guidance offered by a warm and personal community bank while also presenting a contemporary and corporate image.

     Our new tagline, "Dedicated. To You." also affirms our long established commitment to our unique brand of "Person-to-Person" banking.

SERVICE

     We're revolutionizing the world of banking by announcing our new retail concept. The idea is to eventually replace the traditional bank and branch and start thinking like a retail store. Positioning ourselves this way, as a destination for customers looking for an array of financial products and services, is unique in our market place.

     These informal retail environments are designed to put the customer at ease, showcase our products and services, and improve opportunities for dialogue that will more effectively get those products and services directly into the hands of the customers.

     We're introducing Bank Pros(SM) , our visionary interpretation of customer service representatives. As members of our knowledgeable and helpful staff, Bank Pros(SM) will greet and work with customers one-on-one throughout their entire visit to the bank. It is our belief that this approach will increase our opportunities to create lasting relationships, exceed expectations, eliminate confusion, and directly supply customers with products and services specific to their needs.

     We're doing away with teller lines. We're eliminating the barriers between our clientele and staff. We're replacing counters and desks with comfortable conversation areas. We're once again improving our level of customer service.

     We're unveiling new in-store marketing technologies like our plasma screens to communicate product and service messages to customers, pique their interest, and encourage them to invest more heavily with us.

     We're continuing to prove we're as dedicated to our customers outside the bank as inside it. With fundraisers, local benefits, and philanthropic works like our long-time support of the Long Island Museums, Guide Dog Foundation, student of the month programs, and other community involvement, we continue to demonstrate our solid corporate citizenship.

So with each and every interaction, we're striving to remind our customers of our service and dedication. There's no better way to ensure a successful 2002 as well.

[Photo Appears Here]

GREAT FUTURE

                                   BANKING ON
                             AN EVEN GREATER FUTURE

Yes, it was a banner year, but this is no time to rest on our laurels. To that end, we plan on intensifying our unique and profitable approach to banking in order to continue growing and increasing shareholder value.

                           What to look for in 2002:

     In an effort to capitalize further on our unique brand of "Dedicated. To You." banking, we intend to open three new state-of-the-art retail stores. They will be our finest examples of the kind of creative solutions we believe better enable us to engage in dialogues with customers and deliver services more effectively.

     Current sites for our new retail store include East Setauket, Rocky Point, Wading River, and Bohemia.

     We will gradually convert existing branches to our new state-of-the-art concepts, which include no teller counters, plasma screens, computer bars and our Bank Pros(SM) training.

     We are taking a variety of steps to capture an increasing percentage of our customers' insurance and investment business. Our new stores, the conversion of our existing branches, and Bank Pros(SM) training will gradually help us achieve our insurance and investment goals.

     We will also be implementing new marketing and communication plans to get our "Dedicated. To You." message out, create awareness, increase sales, and build upon brand loyalty.

     We believe that the exciting steps that we will take in 2002 will not only elevate the visibility of our Company in the eyes of customers and investors, but even more importantly, these steps represent sound investments in the long-term future growth of our Company.

[Photo Appears Here]

BUSINESS DESCRIPTION

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

Bank of Smithtown, chartered under the laws of the State of New York, is a member of the Federal Reserve System and is insured by the Federal Deposit Insurance Corporation. The Bank has been headquartered in Smithtown since 1910. It is in its 93rd year of operation as an independent commercial bank. The Bank operates eight offices in the following communities: Smithtown, Commack, Hauppauge, Kings Park, Centereach, Lake Grove, Northport, and East Setauket.

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

The Bank's intention is to provide individuals, businesses, and municipalities with a comprehensive array of financial services

2001 FINANCIAL DATA

Selected Financial Data
Consolidated Average Balance Sheet Data
-----------------------------------------------------------------------------------------------------------
                                                                   As of December 31,
 (in thousands)                                       2001        2000         1999        1998        1997
-----------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                          $   8,428  $    9,731   $    9,695  $    8,162   $   7,796
Investment Securities:
    Obligations of U.S. Government and Agencies      9,748      19,499       23,040      20,875      18,828
    Mortgage-Backed Securities                      28,233      23,094       26,667      34,339      45,452
    Obligations of State and Political
      Subdivisions                                  19,431      16,735       17,361      12,686       5,213
    Other Securities                                 1,802         757            0           0           0
----------------------------------------------------------------------------------------------------------
        Total Investment Securities                 59,214      60,085       67,068      67,900      69,493
----------------------------------------------------------------------------------------------------------
Federal Funds Sold                                   7,312       8,100        8,177      12,943       6,884
----------------------------------------------------------------------------------------------------------
Loans (Net of Unearned Discount)                   255,254     205,089      144,443     104,848      98,997
       Less: Allowance for Possible Loan Losses      2,912       2,410        2,227       1,934       1,513
----------------------------------------------------------------------------------------------------------
Loans, Net                                         252,342     202,679      142,216     102,914      97,484
----------------------------------------------------------------------------------------------------------
Bank Premises and Equipment                          4,077       3,198        3,153       2,900       2,515
----------------------------------------------------------------------------------------------------------
Other Assets
    Other Real Estate Owned                            730         796          908       2,891       4,245
    Other                                           16,981      12,954        5,453       4,288       3,518
----------------------------------------------------------------------------------------------------------
        Total                                    $ 349,084  $  297,543    $ 236,670  $  201,998   $ 191,935
==========================================================================================================

Liabilities
Deposits:
    Demand (Non-Interest Bearing)                $  59,247  $    53,556   $  50,682  $   45,014   $  42,664
    Money Market                                    90,394       65,418      49,519      40,211      33,636
    Savings (including NOW)                         54,974       52,035      53,776      54,265      58,814
    Time                                            85,564       71,304      42,184      35,965      31,506
-----------------------------------------------------------------------------------------------------------
        Total Deposits                             290,179      242,313     196,161     175,455     166,620
Securities Sold Under Agreements to Repurchase       2,781        3,033           0       1,174       2,800
Other Borrowings                                    30,231       29,488      21,129       6,965       5,502
Other Liabilities                                    1,308        1,704       1,399       1,290       1,641
-----------------------------------------------------------------------------------------------------------
        Total Liabilities                          324,499      276,538     218,689     184,884     176,563
-----------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common Stock - $1.25 Par Value                       2,240        2,240       2,240       2,240       2,240
Capital Surplus                                      1,993        1,993       1,993       1,993       1,993
Accumulated Other Comprehensive Income (Loss)          181         (693)       (270)        279         121
Retained Earnings                                   25,884       21,776      17,504      14,296      11,465
-----------------------------------------------------------------------------------------------------------
        Total                                       30,298       25,316      21,467      18,808      15,819
        Less:  Treasury Stock                        5,713        4,311       3,486       1,694         447
-----------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                  24,585       21,005      17,981      17,114      15,372
-----------------------------------------------------------------------------------------------------------
        Total                                    $ 349,084  $   297,543  $  236,670 $   201,998  $  191,935
===========================================================================================================

Selected Financial Data
Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
                                                                   As of December 31,
 (in thousands)                                        2001        2000        1999         1998       1997
-----------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                          $   10,912  $    8,954  $   10,195  $    7,124  $    7,667
Investment Securities Held to Maturity:
    Obligations of U.S. Government                        0           0           0           0       2,003
    Mortgage-Backed Securities                          923       1,280       2,829       4,582       7,237
    Obligations of State and Political Subdivisions   3,668       4,054       5,142       6,293       6,458
-----------------------------------------------------------------------------------------------------------
        Total                                         4,591       5,334       7,971      10,875      15,698
-----------------------------------------------------------------------------------------------------------
Investment Securities Available for Sale:
    Obligations of U.S. Government                        0           0       3,012       6,152       6,176
    Obligations of U.S. Government Agencies          12,258      16,896      17,331      14,213      15,252
    Mortgage-Backed Securities                       26,054      22,513      19,613      19,129      36,190
    Obligations of State and Political Subdivisions  20,400      11,950      11,153      11,819           0
    Other Securities                                  4,007       1,000           0           0           0
-----------------------------------------------------------------------------------------------------------
        Total                                        62,719      52,359      51,109      51,313      57,618
-----------------------------------------------------------------------------------------------------------
        Total Investment Securities                  67,310      57,693      59,080      62,188      73,316
-----------------------------------------------------------------------------------------------------------
Federal Funds Sold                                       40           0      10,350      12,500       8,300
-----------------------------------------------------------------------------------------------------------
Loans                                               282,090     229,063     176,820     118,101     100,404
    Less: Unearned Discount                             351         743         620         526         690
          Allowance for Possible Loan Losses          3,091       2,501       2,252       2,120       1,678
-----------------------------------------------------------------------------------------------------------
Loans, Net                                          278,648     225,819     173,948     115,455      98,036
-----------------------------------------------------------------------------------------------------------
Equity Investment in SMTB Financial Group, LLC.          35           3           0           0           0
-----------------------------------------------------------------------------------------------------------
Bank Premises and Equipment                           5,001       3,571       3,207       3,259       2,455
-----------------------------------------------------------------------------------------------------------
Other Assets
    Other Real Estate Owned                             730         730         856       1,073       3,928
    Other                                            17,545      17,811       8,445       4,227       3,954
-----------------------------------------------------------------------------------------------------------
        Total                                    $  380,221  $  314,581  $  266,081  $  205,826  $  197,656
===========================================================================================================

Liabilities
Deposits:
    Demand (Non-Interest Bearing)                $   67,011  $   56,352  $   50,008  $   49,752  $   42,567
    Money Market                                    100,499      71,880      53,668      42,807      36,326
    Savings (including NOW)                          60,057      51,427      51,563      55,057      56,283
    Time                                             84,375      77,500      52,567      36,259      33,020
-----------------------------------------------------------------------------------------------------------
        Total Deposits                              311,942     257,159     207,806     183,875     168,196
Dividend Payable                                        200         188         177         166         152
Securities Sold Under Agreements to Repurchase        4,000       5,000           0           0       2,800
Other Borrowings                                     35,750      28,500      38,000       3,175       8,452
Other Liabilities                                     1,330       1,342       1,408       1,198       1,077
-----------------------------------------------------------------------------------------------------------
        Total Liabilities                           353,222     292,189     247,391     188,414     180,677
-----------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common Stock - $1.25 Par Value                        2,240       2,240       2,240       2,240       2,240
Capital Surplus                                       1,994       1,994       1,994       1,994       1,994
Accumulated Other Comprehensive Income (Loss)            95        (196)     (1,069)        249         249
Retained Earnings                                    28,766      23,499      19,314      15,770      12,943
-----------------------------------------------------------------------------------------------------------
        Total                                        33,095      27,537      22,479      20,253      17,426
        Less:  Treasury Stock                         6,096       5,145       3,789       2,841         447
-----------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                   26,999      22,392      18,690      17,412      16,979
-----------------------------------------------------------------------------------------------------------
        Total                                    $  380,221  $  314,581  $  266,081  $  205,826  $  197,656
===========================================================================================================

Selected Financial Data
Consolidated Income Statements
------------------------------------------------------------------------------------------------------------------
                                                                  As of December 31,
                                                    2001            2000          1999           1998         1997
------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans                 $  21,212,834   $  18,409,086 $  12,673,580   $  9,996,927 $  9,731,626
Interest on Balance due from Banks                 3,271          13,877        45,609          7,631        5,973
Interest on Federal Funds Sold                   293,713         484,185       411,031        707,252      382,157
Interest and Dividends on Investment
  Securities:
    Taxable:
      Obligations of U.S. Government                   0          23,602       339,877        414,782      235,724
      Obligations of U.S. Government
        Agencies                                 658,926       1,461,265     1,166,148        920,343    1,038,404
      Mortgage-Backed Securities               1,770,809       1,483,068     1,659,362      1,979,480    2,847,023
      Other Securities                           140,768          80,580             0              0            0
------------------------------------------------------------------------------------------------------------------
  Total                                        2,570,503       3,048,515     3,165,387      3,314,605    4,121,151
  Exempt from Federal Income Taxes:
      Obligations of State and Political
      Subdivisions                               887,555         801,175       821,512        656,858      308,609
  Other Interest Income                          215,461         248,496       102,946         57,932       52,010
------------------------------------------------------------------------------------------------------------------
    Total Interest Income                     25,183,337      23,005,334    17,220,065     14,741,205   14,601,526
------------------------------------------------------------------------------------------------------------------

Interest Expense
Money Market Account (Including Savings)       3,101,553       2,855,500     1,587,735      1,418,621    1,136,766
Certificates of Deposit of $100,000 and
    Over                                       1,767,403         906,466       697,356        516,403      392,267
Other Time Deposits                            2,696,114       3,665,202     1,827,508      2,060,082    2,161,906
Interest on Securities Sold Under
  Agreements to Repurchase                       161,417         221,692             0         72,826      174,556
Interest on Other Borrowings                   1,662,475       1,795,308     1,145,234        375,057      286,995
------------------------------------------------------------------------------------------------------------------
         Total Interest Expense                9,388,962       9,444,168     5,257,833      4,442,989    4,152,490
------------------------------------------------------------------------------------------------------------------
         Net Interest Income                  15,794,375      13,561,166    11,962,232     10,298,216   10,449,036
Provision for Possible Loan Losses               990,000         540,000       450,000        525,000      805,000
------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Possible Loan Losses                     14,804,375      13,021,166    11,512,232      9,773,216    9,644,036
------------------------------------------------------------------------------------------------------------------

Other Non-Interest Income
Trust Department Income                          491,376         443,169       461,383        400,569      364,600
Service Charges on Deposit Accounts            1,769,932       1,589,901     1,501,740      1,479,577    1,518,765
Other Income                                   2,278,701       1,408,225     1,201,272        952,721      751,137
Net Gain (Loss) on Sales of Investment
  Securities                                      (4,636)        (41,264)       17,012         40,676            0
------------------------------------------------------------------------------------------------------------------
   Total Other Non-Interest Income             4,535,373       3,400,031     3,181,407      2,873,543    2,634,502
------------------------------------------------------------------------------------------------------------------

Other Operating Expenses
Salaries                                       4,582,160       4,069,205     3,626,284      3,252,761    2,949,150
Pensions and Other Employee Benefits             889,289         890,976       704,559        682,397      669,919
Net Occupancy Expense                            988,549         906,088       864,844        835,787      874,033
Furniture and Equipment Expense                  877,952         818,633       807,080        621,808      589,897
Other Expenses                                 2,586,611       2,025,659     1,992,593      1,726,923    1,793,602
------------------------------------------------------------------------------------------------------------------
    Total Other Operating Expenses             9,924,561       8,710,561     7,995,360      7,119,676    6,876,601
------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                     9,415,187       7,710,636     6,698,279      5,527,083    5,401,937
Provision for Income Taxes                     3,375,631       2,791,960     2,444,626      2,026,670    2,081,118
------------------------------------------------------------------------------------------------------------------
Income Before Net Income from Equity
  Investment                                   6,039,556       4,918,676     4,253,653      3,500,413    3,320,819
Net Income from Equity Investment                 32,707          31,204             0              0            0
------------------------------------------------------------------------------------------------------------------
Net Income                                 $   6,072,263  $    4,949,880  $  4,253,653  $   3,500,413  $ 3,320,819
==================================================================================================================

Selected Financial Data
Supplementary Information
------------------------------------------------------------------------------------------------------------------
                                          2001             2000             1999            1998            1997
------------------------------------------------------------------------------------------------------------------
Per Share Data
Net Income                        $       3.92     $       3.10     $       2.63    $       2.08    $       1.92
Book Value                               17.54            14.29            11.59           10.58            9.80

Dividends Declared
Cash Dividends per Share                  0.52             0.48             0.44            0.40            0.35
Cash Dividends Declared                805,480          765,954          709,480         673,271         606,575

Year-End Data
Total Assets                       380,220,901      314,580,743      266,081,443     205,825,657     197,656,436
Total Deposits                     311,942,044      257,159,322      207,806,261     183,875,462     168,195,635
Total Stockholders' Equity          26,998,783       22,391,280       18,690,015      17,412,189      16,979,458
Total Trust Assets                  80,708,621       90,646,248       90,386,444      83,966,013      76,562,667
Number of Shares Outstanding         1,539,257        1,567,214        1,612,336       1,645,530       1,733,072

Selected Ratios                              %                %                %               %               %
------------------------------------------------------------------------------------------------------------------
Net Income to:
     Total Income                        20.41            18.72            20.85           19.87           19.27
     Average Total Assets                 1.74             1.66             1.80            1.73            1.73
     Average Stockholders' Equity        24.59            23.56            23.66           20.45           21.60
   Average Stockholders' Equity to
     Average Assets                       7.07             7.06             7.60            8.47            8.01
   Dividend Payout Ratio                 13.26            15.47            16.75           19.23           18.27

Management is not necessarily aware of the price for every transaction of Bancorp stock. The following charts show the prices for the transactions of which management is aware. All per share data has been adjusted to reflect the May 2001 two-for-one stock split.

                                                        Per Share
                                 --------------------------------------------
                                                                        Cash
                                                                    Dividend
2001                                     High              Low      Declared
-----------------------------------------------------------------------------
First Quarter                    $      33.50      $     30.88      $   0.13
Second Quarter                          40.00            32.65          0.13
Third Quarter                           37.00            35.00          0.13
Fourth Quarter                          41.00            36.29          0.13
-----------------------------------------------------------------------------
Total Cash Dividends Declared                                       $   0.52
=============================================================================

2000
-----------------------------------------------------------------------------
First Quarter                    $      31.00      $     29.44      $   0.12
Second Quarter                          29.50            28.38          0.12
Third Quarter                           31.00            28.38          0.12
Fourth Quarter                          32.50            31.00          0.12
-----------------------------------------------------------------------------
Total Cash Dividends Declared                                       $   0.48
=============================================================================

1999
-----------------------------------------------------------------------------
First Quarter                    $      28.38      $     27.50      $   0.11
Second Quarter                          31.00            27.50          0.11
Third Quarter                           28.50            27.75          0.11
Fourth Quarter                          30.25            27.88          0.11
-----------------------------------------------------------------------------
Total Cash Dividends Declared                                       $   0.44
=============================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------------
OPERATIONS
----------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words "believe," "expect," "anticipate," "project," "estimate," "expect," "will be," "will continue," "will likely result," or similar expressions. The Company's ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's performance.

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

SUMMARY
Smithtown Bancorp is a one-bank holding company formed in 1984. Its income is derived primarily from the operations of its largest subsidiary, Bank of Smithtown. The Bank operates eight full-service offices in the north central region of Suffolk County and offers a full line of consumer and commercial products, including a Trust and Investment Management Division. Bank of Smithtown is committed to providing increased shareholder value through superior customer service, efficiency of operations, and financial products especially geared toward the community we serve. The year 2001 was another record-breaking year for Bank of Smithtown. As one of the highest performing banks in the nation, for the sixth consecutive year, the Bank was able to achieve record earnings, balance sheet growth, and return on equity. Efficiency reached an all-time peak level of 47.1%. Earnings per share attained an unprecedented level in the Bank's history and demand and price for the Bank's stock remain very strong, indicative of continued investor confidence in our company.

Strength in our local economy continued throughout the year 2001 as evidenced by the demand for real estate financing, both construction and permanent, as well as home equity lines. Three consecutive years of loan growth greater than 20%, including 2001 growth of 23.40% is noteworthy. This asset growth demanded corresponding growth on the liability side of the balance sheet for funding purposes. Bank of Smithtown was once again extremely successful in managing its balance sheet so as to maintain a steady growth in deposits to keep pace with loan demand, thus reducing its need for alternative funding. For the second year in a row, deposit growth nearly matched loan growth. This years' numbers were $54,782,722 growth in deposits and $53,419,703 growth in loans. As in 2000, Bank of Smithtown used the year 2001 to further diversify its revenue streams. Bank of Smithtown Insurance Agency, a wholly owned subsidiary of Bank of Smithtown, began operations in August. The Agency was formed to sell various non-bank investment vehicles including equities, mutual funds, annuities, and insurance. Net income from Agency operations for 2001 was $53,521. SMTBFinancialGroup, formed during the year 2000 for the purpose of insurance sales, also continued to add to the bottom line with net income of $32,707 for the year 2001. Fee income from products and services continues to generate significant income. As well as providing additional revenue streams, the Bank continues to provide more choices to our customers as to how they wish to conduct their banking business. A Bank of Smithtown credit card, debit card, an ATM at every branch, and online banking now allow our customers to choose their preferred delivery channel. Providing our customers with a choice of high touch or high tech, allowing them to find the right balance for themselves, remains an important goal. Bank of Smithtown has continued to invest in technology, which is really an investment in our most valuable assets: our employees. New software and hardware enhance their ability and efficiency in providing accurate information to management and customers. Once again, we look back at the year 2001 with great pride and satisfaction. We attained all of the goals with which we set out and continue to pave the road for ongoing success and designation as the strongest community bank in the nation.

Bank of Smithtown's balance sheet changed significantly during 2001. Total assets increased by 20.87% from $314,580,743 at year-end 2000 to $380,220,901 at December 31, 2001. As in the past two years, the area of largest growth was the loan portfolio that grew from $228,319,535 to $281,739,238 from December 31, 2000 to December 31, 2001, and represents 23.40% growth. Loans now comprise 74.10% of total assets compared to 72.58% at year-end 2000. Composition of credits within the portfolio remained stable with the highest percentage of loans in the commercial real estate segment. These loans represent 51.49% of total loans. The next largest category of loans remains residential real estate loans, which comprise 26.20% of the portfolio. Total real estate loans represent 90.16% of the loan portfolio, however, high credit quality and low loan to value ratios mitigate this concentration, as evidenced by the absence of any non-performing real estate loans. The Bank's loan to deposit ratio increased from 2000 to 2001 from 88.79% to 90.32%. The investment securities portfolio increased during 2001. The Available for Sale portfolio comprises 93.18% of total securities and is predominantly made up of Mortgage-Backed Securities and Obligations of State and Political Subdivisions. During the year 2001, the Bank transacted multiple sales of securities in order to take advantage of investments in higher yielding loans. The net loss on the sales of these securities was $4,636. The sale of federal funds at December 31, 2001 was $40,327. During the year 2000, the Bank of Smithtown entered into a limited liability company, SMTB Financial Group, LLC. The Bank's equity investment in this Company at year-end 2001 was $35,207. Total other assets decreased from $18,540,941 to $18,274,997 from December 31, 2000 to December 31, 2001, representing a 1.43% decrease. The liability side of the balance sheet also underwent changes in allocations. Total deposits increased from year-end 2000 to year-end 2001 from $257,159,322 to $311,942,044, a 21.30%
increase. Money market accounts represent the largest category of deposits, currently at 32.22% of the total. They were also the largest growing segment of deposits this year, with an increase of 39.81%. The next largest segment of deposits is time deposits which represent 27.05% of the total. These time deposits increased by 8.87% during 2001. Deposits as a percentage of total liabilities were nearly identical at year-end 2001 compared to year-end 2000, at an 88.31% level compared to 88.01%. Although the year 2001 was one of record low interest rates, lower yielding assets could have compressed the Bank's net interest margin. As evidenced by the balance sheet, the largest segments of the Bank's deposits are in high interest paying accounts, but the 18.91% increase in demand deposits was a major contributing factor in actually increasing the Bank's net interest margin. Other borrowings increased by $6,250,000 or 18.66% during 2001. Stockholders' equity increased by 20.58%, a result of $6,072,263 of net income, $805,480 of dividends declared, the purchase of 27,957 shares of treasury stock at $951,042, and a reduction in the unrealized loss on investment securities available for sale of $291,762. At year-end 2001, the Bancorp retains 252,563 shares of Treasury Stock at cost with a value of $6,095,915.

The Bank's income statement reflects a continued upward trend in earnings, with net income of $6,072,263 as compared to $4,949,880 for the years ended December 31, 2001 and 2000. This represents an increase in earnings of 22.67% and is the highest level ever achieved by the Bank in its 92 years of operation. The driving force behind earnings and certainly its largest component, remains net interest income. The difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities, net interest income, reached $15,794,375 for the period ended December 31, 2001, an increase of $2,233,209 or 16.47% over 2000. Interest and fees on loans was the largest contributor to this increase and represents a 15.23% higher level over 2000 income. Total interest expense decreased by 0.59% over the comparable period in 2000. This was the result of the significantly lower cost of funds during 2001 as well as the benefit accrued from the 18.91% increase in demand deposits. Lower borrowing costs of 3.56% compared to 4.27% for 2001 and 2000 also positively impacted the lower expense. The Bank's yield on interest earning assets for the years 2001 and 2000 was 8.07% and 8.42% respectively. The resulting net interest margin for the Bank for the years-ended December 31, 2001 and 2000 was 5.10% and 4.99%, respectively, a 2.20% reduction. The downward pressure on margin resulting from reduced interest rates was significantly mitigated by the increased volume of earning assets. Non-interest income, the Bank's source of fee income on its deposit accounts, delivery channel services, and loan originations increased from $3,400,031 for the period ended December 31, 2000 to $4,535,373 for the same period in 2001. This increase was partially the result of the increased collection of service charge income during the year 2001. Also included in this category of non-interest income are fees associated with debit and credit cards. The largest contributors to the growth in non-interest income were the gains in cash value on $9,000,000 of Bank-owned life insurance. As margins throughout the banking industry are reduced, the importance of generating non-interest income becomes much greater. Bank of Smithtown has placed significant emphasis on raising additional fee income through additional financial revenue streams. The ratio of the Bank's non-interest income to total income for the periods ended December 31, 2001 and 2000 were 15.24% and 12.98%, respectively. Other Operating Expenses increased by $1,214,000 or 13.94% over the period ended December 31, 2000. These expenses represent the Bank's cost of doing business, such as salary and benefit expense, overhead costs, and miscellaneous legal, accounting, and computer expenses. The increase during 2001 was primarily due to increased salary and benefit expense. Also during 2001, the remodeling and renovation of our Bookkeeping and Retail Areas were completed and the resultant amortization and depreciation expenses were incurred. Other Operating Expenses as a percentage of total expenses increased from 41.58% for the year 2000 to 43.74% for the year 2001. Earnings per share at year-end 2001 were $3.92 compared to $3.10 at year-end 2000, with weighted average shares outstanding of 1,550,766 compared to 1,600,155. This 26.86% increase in EPS is the result of the superior level of earnings.

INTEREST INCOME
Interest income for the three years-ended December 31, 2001, 2000, and 1999 were $25,183,337, $23,005,334, and $17,220,065, respectively. The largest contributor to interest income was interest and fees on loans and represented 84.23%, 80.02%, and 73.60% of the total. This increased income during 2001 is the result of 23.40% increase in loan volume. As can be seen from the Average Balance Sheet and Yield Analysis Schedule, yield on the loan portfolio decreased from 9.08% during 2000 to 8.41% during 2001. This yield reduction was a result of the lower interest rate environment during 2001. The next largest contributor to interest income was the investment portfolio, which increased in volume during 2001, and now comprises 17.70% of total assets. Yield on the portfolio declined, once again, as a result of the current rate environment. The yield was 6.98% in 2001 as compared to 7.09% during 2000. New securities that were added during 2001 carried lower yields than maturing securities and Mortgage-Backed Securities experienced large paydowns. Interest on federal funds sold contributed a lower percentage of interest income during 2001 than 2000, a result of lower rates and volume. This percentage of decline in interest income was from 2.10% in 2000 to 1.17% during 2001. Yield on these funds also declined from 5.98% to 4.02%. During periods of low rates, it becomes even more important to keep the level of federal funds at a minimum and invest all excess cash in the highest yielding vehicles.

INTEREST EXPENSE
Interest expense for the three years ended December 31, 2001, 2000, and 1999 were $9,388,962, $9,444,168, and $5,257,833, a decrease of 0.58% from 2000 and an increase of 78.57% over the period ended December 31, 1999, respectively. During 2001 and 2000, interest cost to the Bank was made up of the cost for its deposits, which were 3.28% and 3.94% and the cost of other borrowings which were 5.52% and 6.20%. Interest expense on deposit accounts remains the largest percentage of total interest expense and at year-end 2001 and 2000 represented 80.58% and 78.64% of this total. The Bank's comparatively low interest cost on deposit accounts is due to the composition of its deposit base, with lower yielding savings and NOW accounts comprising 19.25% of this base. Competitive and higher yielding money market and certificate of deposit rates are offered to customers in return for higher balances and more extensive banking relationships. "Preferred Customers" who conduct a majority of their banking business with us and customers maintaining high balances in single accounts receive rates that are the among the highest paid on Long Island. Overall, the Bank's deposit pricing strategy provides our customers many different types of accounts and terms and delivery channels to suit their needs while rewarding them for maintaining balances with us. Other borrowings have been an alternative source of funding for the Bank as it continues to expand its current deposit base. The use of other borrowings as both a temporary and long-term source of funding is common and cost-effective for financial institutions, as long as it is part of a carefully planned and executed asset liability management program.

NET INTEREST INCOME
Net interest income was the largest contributor to net income and represented 53.09% of total income at year-end 2001 compared to 51.30% at year-end 2000. Net interest income increased from $13,561,166 during 2000 to $15,794,375 during 2001. The average volume of non-interest earning assets decreased from 8.76% at year-end 2000 to 8.63% at year-end 2001, while the volume of non-interest bearing liabilities decreased from 18.57% to 17.35% for the same period. The result of these changes in the balance sheet was an interest margin of 5.10%, an increase from the 4.99% margin achieved during 2000. This interest margin remains very high compared to the Bank's peers. In spite of the lower rate environment characteristic of 2001, which placed downward pressure on margins, the Bank's margin to date has been unaffected. This result has been achieved through the addition of $62,485,342 of interest earning assets as well as $10,658,835 of non-interest bearing deposits.

The tables below show a comparative analysis of the major areas of interest income, interest expense and resultant changes in net interest income. Variances in the rate volume relationship have been allocated to the rate.

Average Balance Sheet and Yield Analysis



                                                       2001                              2000
                                         ---------------------------------    ----------------------------
(in thousands)                                Average              Average    Average              Average
Tax Equivalent Basis                          Balance   Interest   Rate(%)    Balance    Interest  Rate(%)
----------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
  Investment Securities:
   Taxable                                  $  39,783  $   2,786      7.00  $  43,350  $    3,049     7.03
   Nontaxable                                  19,431      1,345      6.92     16,735       1,214     7.25
----------------------------------------------------------------------------------------------------------
Total Investment Securities                    59,214      4,131      6.98     60,085       4,263     7.09
----------------------------------------------------------------------------------------------------------
Balances Due from Banks                            75          3      4.00        628          14     2.23
Total Net Loans                               252,342     21,213      8.41    202,679      18,409     9.08
Federal Funds Sold                              7,312        294      4.02      8,100         484     5.98
----------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                 318,943     25,641      8.04    271,492      23,170     8.53
Non-Interest-Earning Assets                    30,141          0      0.00     26,051           0     0.00
----------------------------------------------------------------------------------------------------------
    Total Assets                            $ 349,084  $  25,641      7.35  $ 297,543  $   23,170     7.79
==========================================================================================================

Liabilities
Interest-Bearing Liabilities:
  Savings Deposits (including NOW)          $  54,974  $     425      0.77  $  52,035  $      511     0.98
  Money Market Accounts                        90,394      2,677      2.96     65,418       2,856     4.37
  Certificates of Deposit                      85,564      4,464      5.22     71,304       4,061     5.70
----------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits               230,932      7,566      3.28    188,757       7,428     3.94
Securities Sold Under Agreements
  to Repurchase                                 2,840        161      5.67      3,033         222     7.32
Other Borrowings                               30,172      1,662      5.51     29,488       1,795     6.09
----------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities            263,944      9,389      3.56    221,278       9,445     4.27
Non-Interest Bearing Liabilities:
  Demand Deposits                              59,247          0      0.00     53,556           0     0.00
  Other                                         1,308          0      0.00      1,704           0     0.00
----------------------------------------------------------------------------------------------------------
      Total Liabilities                       324,499      9,389      2.89    276,538       9,445     3.42
Stockholders' Equity                           24,585          0      0.00     21,005           0     0.00
----------------------------------------------------------------------------------------------------------
     Total Liabilities and
          Stockholders' Equity              $ 349,084  $   9,389      2.69  $ 297,543  $    9,445     3.17
==========================================================================================================

Interest Margin                                        $  16,252                       $   13,725
                                                       ---------                       ----------
Interest Spread on:
  Average Total Assets                                               4.66%                           4.61%
  Average Total Interest - Earning Assets                            5.10%                           4.99%

Rate Volume Relationships of Interest Margin on Earning Assets

                                                    2001/2000                            2000/1999
                                      -------------------------------------  --------------------------------
                                                Increase (Decrease)                 Increase (Decrease)
                                                  Due to Change in                   Due to Change in
                                      -------------------------------------  --------------------------------
                                                                    Net                                 Net
(in thousands)                            Volume       Rate        Change       Volume      Rate      Change
-------------------------------------------------------------------------------------------------------------
Interest Income:
Investment Securities:
  Taxable                             $    (507)   $    (4)    $    (511)   $    (502)   $    335  $    (167)
  Nontaxable                                196        (56)          140          (45)         14        (31)
-------------------------------------------------------------------------------------------------------------
    Total Investment Securities            (311)       (60)         (371)        (547)        349       (198)
Total Net Loans                           4,511     (1,372)        3,139        5,388         245      5,633
Federal Funds Sold                          (47)      (154)         (201)          (4)         78         74
Balances Due from Banks                     (12)        11            (1)         (12)        (27)       (39)
-------------------------------------------------------------------------------------------------------------
    Total Interest-Earning Assets         4,141     (1,575)        2,566        4,825         645      5,470
-------------------------------------------------------------------------------------------------------------
Interest Expense:
  Savings Deposits                          289     (1,065)         (776)         (18)      4,728      4,710
  Money Market Accounts                   1,090       (919)          171          510         574      1,084
  Certificates of Deposits                  812       (341)          471        1,361         431      1,792
-------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Deposits       2,191     (2,325)         (134)       1,853       5,733      7,586
Securities Sold Under Agreements
 to Repurchase                              (14)       (50)          (64)       3,033           0      3,033
Other Borrowings                             42       (171)         (129)         453         141        594
-------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Liabilities    2,219     (2,546)         (327)       5,339       5,874     11,213
-------------------------------------------------------------------------------------------------------------
    Changes in Interest Margin        $   1,922    $   971     $   2,893    $    (514)  $  (5,229)  $ (5,743)
=============================================================================================================


Other Operating Income

The schedule below details items of non-interest income for the years ended December 31,

                                                                 2001          2000         1999
------------------------------------------------------------------------------------------------
Other Operating Income
   Trust and Investment Management Department Income     $    491,376   $   443,169  $   461,383
   Service Charges on Deposit Accounts                      1,769,932     1,589,901    1,501,740
   Other Income                                             2,278,701     1,408,225    1,201,272
   Net Gain (Loss) on the Sales of Investment Securities       (4,636)      (41,264)      17,012
------------------------------------------------------------------------------------------------
      Total                                              $  4,535,373   $ 3,400,031  $ 3,181,407
================================================================================================


Other Operating Income represents fee income collected by the Bank on non-rate sensitive transactions. As margins tighten due to the low interest rate environment, the generation of fee income plays a larger role in the level of net income. Other operating income increased by 33.39% and 6.87% over 2000 and 1999, respectively. Service charges on deposit accounts were the single largest contributor to Other Operating Income and increased from $1,589,901 to $1,769,932 or 11.32% from 2000 to 2001. This increase is due to the large number of demand accounts and their associated fees. Income from Trust and Investment Management Services increased by 10.88% over the 2000 level due to increased fees. Other income rose by 61.81% and 19.83% over 2000 and 1999 levels. This increase can be attributed to the gain in cash value of life insurance investments and the increased fee income on a higher volume of ATM and debit card transactions. Loan fees are also a large part of Other Income and they increased due to the large increase in the portfolio. During 2001, the Bank also recognized a net loss of $4,636 on the sales of investments securities held in the available for sale portfolio.

Other Operating Expenses

Detailed below are the components of the Other Operating Expenses for the years ended December 31,

                                              2001         2000         1999
----------------------------------------------------------------------------
Other Operating Expenses
 Salaries                              $ 4,582,160  $ 4,069,205  $ 3,626,284
 Pensions and Other Employee Benefits      889,289      890,976      704,559
 Net Occupancy Expense                     988,549      906,088      864,844
 Furniture and Equipment Expense           877,952      818,633      807,080
 Other Expenses                          2,586,611    2,025,659    1,992,593
----------------------------------------------------------------------------
     Total                             $ 9,924,561  $ 8,710,561  $ 7,995,360
============================================================================

Other Operating Expenses represent various categories of non-interest expense. These expenses increased by 13.94% over 2000 levels and 8.94% over 1999 levels. Salary and benefit expense increased during 2001 partially due to the increasing costs of health insurance, as well as additions to Senior Management. The large increases in balance sheet assets experienced over the last three years, have required additional staff in order to maintain superior customer service and achieve the highest returns for our shareholders. Net occupancy expense increased from $906,088 during 2000 to $988,549 during 2001. This resulted from increased lease payments on branch properties and depreciation expenses attributed to leasehold and building improvements. Expenses related to the maintenance of Other Real Estate Owned declined during 2001, as only one property remains to be sold. Furniture and equipment expense rose by 7.25% and 1.43% over 2000 and 1999. This was due to the purchase and resultant depreciation on new computer hardware and software, as well as expenses related to Retail and Bookkeeping department renovations. Other expenses increased by 27.69%, reflective of increased overhead and operating expenses related to an increased asset and deposit base.

INVESTMENT SECURITIES
Investment securities at December 31, 2001 totaled $67,309,548 as compared to $57,693,375 at year-end 2000, an increase of 16.67%. As the interest rates decreased during 2001, principal payment reductions on Mortgage-Backed Securities increased. Proceeds from maturities of investment securities were reinvested into lower yielding securities and were re-channeled into new loan originations. The majority of investment securities are held in the Available for Sale portfolio which represent 93.18% of the total portfolio. This provides maximum liquidity for the Bank, as these securities may be sold, if necessary. It remains, however, management's intent to hold most securities to maturity. The composition of the portfolio has changed somewhat during 2001. At December 31, 2001, Obligations of the U.S. Government Agencies represented 18.21% of the portfolio versus 28.79% at December 31, 2000. At December 31, 2001, Obligations of State and Political Subdivisions represented 35.76% of the portfolio verses 27.27% at December 31, 2000. Mortgage-Backed Securities remained stable with Mortgage-Backed Securities representing 40.08% and 40.54% at December 31, 2001 and 2000, respectively. "Other securities" is comprised solely of other equity investments. As can be seen from the accompanying Weighted Average Maturity Schedule, the entire portfolio has lengthened in term and has moved from 16 years, 5 months in average term to 17 years, 2 months. This maturity term is the result of replacement of Obligations of U.S. Government Agencies which were called during 2001 with Obligations of State and Political Subdivisions having longer terms. The Weighted Average Yield Table and the Average Balance Sheet and Yield Analysis both indicate the decreased yield on the investment portfolio. During 2001 the yield decreased from 7.08% to 6.98% as would be anticipated given the interest rate environment for this period.

The following schedule presents the amortized cost for Investment Securities Held to maturity and estimated fair value for Investment Securities Available for Sale as detailed in the bank's balance sheet as of December 31:

Investment Securities Held to Maturity                                    2001             2000
-----------------------------------------------------------------------------------------------
Mortgage-Backed Securities                                       $     922,879    $   1,280,026
Obligations of State and Political Subdivisions                      3,667,584        4,054,155
-----------------------------------------------------------------------------------------------
         Total                                                   $   4,590,463    $   5,334,181
===============================================================================================
Investment Securities Available for Sale
-----------------------------------------------------------------------------------------------
Obligations of U.S. Government Agencies                          $  12,258,139    $  16,896,345
Mortgage-Backed Securities                                          26,053,874       22,512,702
Obligations of State and Political Subdivisions                     20,399,572       11,950,147
Other Securities                                                     4,007,500        1,000,000
-----------------------------------------------------------------------------------------------
         Total                                                   $  62,719,085    $  52,359,194
===============================================================================================

The tables below set forth the investment securities by portfolio, weighted average maturity,and weighted average yield as of December 31:

Weighted Average Maturity

Investment Securities Held to Maturity                             2001                    2000
-----------------------------------------------------------------------------------------------
Mortgage-Backed Securities                                 6 yrs. 4 mos.          7 yrs. 4 mos.
Obligations of State and Political Subdivisions            2 yrs. 2 mos.         3 yrs. 11 mos.
-----------------------------------------------------------------------------------------------
         Total                                             3 yrs. 0 mos.          6 yrs. 2 mos.
-----------------------------------------------------------------------------------------------
Investment Securities Available for Sale
-----------------------------------------------------------------------------------------------
Obligations of U.S. Government Agencies                   15 yrs. 3 mos.          8 yrs. 0 mos.
Mortgage-Backed Securities                                27 yrs. 8 mos.        27 yrs. 10 mos.
Obligation of State and Political Subdivisions             9 yrs. 2 mos.          9 yrs. 3 mos.
-----------------------------------------------------------------------------------------------
         Total                                            18 yrs. 0 mos          18 yrs. 7 mos
-----------------------------------------------------------------------------------------------
         Total Investment Securities                      17 yrs. 2 mos.         16 yrs. 5 mos.
===============================================================================================

The tables below set forth the investment securities by portfolio, weighted average maturity and weighted average yield as of December 31, 2001.


Weighted Average Yield
                                                                                               Weighted
                                                          Amortized             Estimated      Average
Investment Securities Held to Maturity                      Cost               Fair Value     Yield (%)
-------------------------------------------------------------------------------------------------------
Mortgage-Backed Securities:
 After 5 years, but within 10 years                  $      922,879        $      944,689          6.50
Obligations of State and Political Subdivisions:
 Within 1 year                                            1,420,618             1,448,555          5.67
 After 1 year, but within 5 years                         2,075,966             2,164,794          5.23
 After 5 years, but within 10 years                         171,000               180,378          5.62
-------------------------------------------------------------------------------------------------------
         Total                                        $   4,590,463        $    4,738,416          5.64
=======================================================================================================

Investment Securities Available for Sale
-------------------------------------------------------------------------------------------------------
Obligations of U.S. Government Agencies:
 After 1 year, but within 5 years
 After 5 years, but within 10 years                   $   4,133,534        $    4,166,876          7.33
 After 10 years                                           8,255,535             8,091,263          6.94
Mortgage-Backed Securities:
 After 1 years, but within 5 years                          514,986               521,319          8.00
 After 10 years                                          25,219,681            25,532,555          6.52
Obligation of State and Political Subdivisions
 Within 1 year                                            1,058,756             1,066,215          4.62
 After 1 year, within 5 years                             5,513,848             5,589,537          4.65
 After 5 years, but within 10 years                       7,088,776             7,128,357          4.43
 After 10 years                                           6,769,063             6,615,463          4.58
-------------------------------------------------------------------------------------------------------
         Total                                        $  58,554,179        $   58,711,585          5.69
=======================================================================================================

LOANS
The Bank's loan portfolio at December 31, 2001 and 2000 was $282,090,123 and $229,062,660, respectively, an increase of 23.15%. The classification of the portfolio is as follows:

                                                               2001      %                2000     %
------------------------------------------------------------------------------------------------------
Real Estate Loans, Construction                      $   35,187,562    12.47    $   23,736,992   10.36
Real Estate Loans, Other:
 Commercial                                             145,255,133    51.49       114,200,418   49.85
 Residential                                             73,902,211    26.20        55,362,167   24.17
Commercial and Industrial Loans                          24,650,724     8.74        31,605,659   13.80
Loans to Individuals for Household,
 Family and Other Personal Expenditures                   2,821,630     1.00         3,954,201    1.73
All Other Loans (including Overdrafts)                      272,863     0.10           203,223    0.09
------------------------------------------------------------------------------------------------------
         Total Loans                                 $  282,090,123   100.00    $  229,062,660  100.00
======================================================================================================

The areas of largest growth in the portfolio have been in the residential and commercial mortgage portfolio. Average yield on the portfolio decreased from 9.08% to 8.41% due primarily to the current rate environment. Real estate loans comprise 90.16% of the entire portfolio, but credit concentration risk in this segment has been minimized through low loan to value ratios and high credit quality of borrowers. A high percentage of loans made by Bank of Smithtown are to residents and businesses located in the Bank's primary lending area and credit is extended to a wide spectrum of borrowers, including individuals, not-for-profit organizations, and small to middle market businesses.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 2001:


                                                                           After One
                                                           Within           Year but          After
                                                            One            Within Five         Five
(in thousands)                                              Year              Years           Years          Total
-----------------------------------------------------------------------------------------------------------------------
Commercial (and all other loans including overdrafts)   $   8,454,495     $   4,073,092    $  321,665    $   12,849,252
Real Estate - Construction                                  3,286,030         2,290,606             0         5,576,636
-----------------------------------------------------------------------------------------------------------------------
     Total                                              $  11,740,525     $   6,363,698    $  321,665    $   18,425,888
=======================================================================================================================

Deposits
Average deposits for 2001 increased by 19.75% over 2000. Year end deposits increased by 21.30% over the same period in 2000. The largest areas of growth in average deposits for 2001 were money market accounts and time deposits, respectively. The resultant increase in interest expense on this increased deposit base was $137,902. The average costs of deposits during 2001 and 2000 were 3.28% and 3.94%, respectively

Average Balance

(in thousands)                              2001                    2000
------------------------------------------------------------------------
Demand (Non-Interest Bearing)       $     59,247           $      53,556
Money Market                              90,394                  65,418
Savings (Including NOW)                   54,974                  52,035
Time                                      85,564                  71,304
------------------------------------------------------------------------
Total Deposits                      $    290,179           $     242,313
========================================================================

At December 31, 2001, the remaining maturities of the Bank's Certificates of Deposit in amounts of $100,000 or greater were as follows:

(in thousands)
3 months or less.........................  $     20,469
Over 3 through 6 months..................         4,295
Over 6 through 12 months.................         4,027
Over 12 months...........................         9,365
-------------------------------------------------------
Total....................................  $     38,156
=======================================================

Other Borrowings
During 2001 borrowings increased from $38,750,000 to $38,000,000. These borrowings are in the form of six advances from the Federal Home Loan Bank of New York, a Repo advance with Salomon Smith Barney, and federal funds purchased from JP Morgan Chase. A description of the advances is detailed below:

Description                             Rate (%)           Type           Maturity            Amount
-----------------------------------------------------------------------------------------------------
Federal Home Loan Bank
 1 Year Advance                           2.540           Fixed           11/15/2002   $    5,000,000
 1 Year Advance                           5.350           Fixed             1/8/2002       10,000,000
 4 Year Advance                           6.400           Fixed           11/14/2003        7,000,000
 5 Year Advance                           6.560           Fixed            12/3/2004        3,000,000
 10 Year Repo Advance                     4.690           Fixed            3/14/2011        5,000,000
 10 Year Repo Advance                     4.935           Fixed            1/15/2009        5,000,000
Salomon Smith Barney
 1 Year Repo Advance                      2.470           Fixed           10/16/2002        4,000,000
JP Morgan Chase
 Federal Funds Purchased                  2.000           Fixed             1/2/2002          750,000
-----------------------------------------------------------------------------------------------------
 Total                                                                                 $   39,750,000
=====================================================================================================

The weighted average interest rate for these borrowings is 4.78%. The underlying collateral for the borrowings is comprised of various U.S.
government agency securities and Mortgage-Backed Securities. These borrowings were also secured by residential mortgages. The average maturity is 30 years. The average interest rate is approximately 7.70%. Total estimated fair value of these residential mortgages at December 31, 2001, was approximately $47,100,000.

Quantitative and Qualitative Disclosures About Market Risk
Liquidity provides the source of funds for anticipated and unanticipated deposit outflow and loan growth. The Bank's primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on Mortgage-Backed Securities, "unpledged" securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and their market rate of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The method by which the Bank controls its liquidity and interest rate sensitivity is through asset liability management. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Commercial Lending Officer, and the Chief Retail Officer of the Bank serve on the Asset Liability Management Committee. Reports detailing current liquidity position and projected liquidity as well as projected funding requirements are reviewed monthly, or as often as deemed necessary. Semi-annually, the Bank collects the necessary information to run an income simulation model, which tests the Bank's sensitivity to fluctuations in interest rates. These rate fluctuations are large and immediate and actually reflect the Bank's earnings under these simulations. These income simulations are reviewed by the Board of Directors. Both simulations performed during 2001 reflected minimal sensitivity to upward or downward rate fluctuations. Interest income, margins, and net income remain stable regardless of changes in market interest rates. These models then lead to investment, loan, and deposit strategies and decisions for earnings maximization within acceptable risk levels.

The Bank's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at December 31, 2001. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money Market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.

                                                                  Expected Maturity Between
                                                   --------------------------------------------------------------------------
                                                     1/1/02 - 12/31/02        1/1/03 - 12/31/03          1/1/04 - 12/31/04
                                                   --------------------------------------------------------------------------
                                                                  Weighted                 Weighted                 Weighted
                                                                   Average                  Average                  Average
(In thousands)                                         Balance     Rate (%)      Balance    Rate (%)     Balance     Rate (%)
                                                   --------------------------------------------------------------------------
Other Financial Instruments

Interest Earning Assets

   Investments
      Available for Sale (Fair Value)                 $  12,008     5.37        $    463      4.00      $  1,677      4.62
      Held to Maturity (Book Value)                       1,421     5.67             736      5.40           252      5.11
   Federal Funds Sold                                        40     1.65               0                       0
   Loans:
      Fixed Rate
          Real Estate Loans, Construction                     0                        0                     175      9.50
          Real Estate Loans, Other
             Commercial                                      16    10.50             467      9.37            54     13.25
             Residential                                     53     9.99              39     11.54           303      8.49
          Commercial and Industrial Loans                 4,224     8.76             525      9.08         1,645      9.25
          Loans to Individuals for
             Household, Family and
             Other Personal Expenditures                    291     9.68           1,115      7.67           587     10.89
          All Other Loans (Including Overdrafts)            273     0.00               0                       0
      Variable Rate
          Real Estate Loans, Construction                34,974     6.13               0                       0
          Real Estate Loans, Other
             Commercial                                  13,761     8.18          13,095      7.97        21,618      7.95
             Residential                                 13,805     5.25           1,347      7.99         4,565      7.99
          Commercial and Industrial Loans                10,973     6.04             243      9.00           721      7.24
                                                   ------------              -----------             -----------

             Total Interest Earning Assets            $  91,839                 $ 18,030                $ 31,597
                                                   ============              ===========             ===========
Interest Bearing Liabilities



                                                                  Expected Maturity Between
                                                   --------------------------------------------------------------------------------
                                                       1/1/05 - 12/31/05      1/1/06 - 12/31/06          Thereafter
                                                   --------------------------------------------------------------------------------
                                                                  Weighted               Weighted               Weighted
                                                                   Average                Average                Average     Fair
(In thousands)                                         Balance     Rate (%)   Balance     Rate (%)   Balance     Rate (%)    Value
                                                   --------------------------------------------------------------------------------

Other Financial Instruments

Interest Earning Assets

   Investments
      Available for Sale (Fair Value)                 $   3,496     5.31      $    475    4.40   $  44,600      5.59    $  62,719
      Held to Maturity (Book Value)                         427     5.09           661    5.19       1,093      6.36        4,738
   Federal Funds Sold                                         0                      0                   0                     40
   Loans:
      Fixed Rate
          Real Estate Loans, Construction                     0                      0                  38      8.75          213
          Real Estate Loans, Other
             Commercial                                   9,471     8.82           304   11.71      11,681      8.15       22,425
             Residential                                    388     8.38         3,457    7.63      42,035      7.65       46,396
          Commercial and Industrial Loans                 1,360    10.19         1,424    9.34         598     10.63        9,807
          Loans to Individuals for
             Household, Family and
             Other Personal Expenditures                    372    11.54           240   11.37         217     17.07        2,821
          All Other Loans (Including Overdrafts)              0                      0                   0                    273
      Variable Rate
          Real Estate Loans, Construction                     0                      0                   0                 34,974
          Real Estate Loans, Other
             Commercial                                  19,365     8.91        35,525    8.12      19,898      8.16      124,376
             Residential                                  1,422     8.55         6,488    8.22           0                 27,831
      Commercial and Industrial Loans                       626     7.92           467    7.88       1,845      8.13       14,877
                                                   ------------            -----------           ---------
          Total Interest Earning Assets               $  36,927               $ 49,041           $ 122,005
                                                   ============            ===========           =========

Interest Bearing Liabilities

   Deposits
      Savings                                         $   7,393     0.62        $  7,393      0.62      $  7,393      0.62
      Money Market                                       50,250     1.65          50,249      1.65             0
      NOW                                                 4,618     0.30           4,618      0.30         4,618      0.30
      Time Deposits of 100,000 or more                   28,494     2.96           1,304      1.72         1,775      6.55
      Other Time Deposits                                30,107     3.91           3,035      3.16         2,043      5.80
   Other Borrowings                                      22,750     4.28           7,000      6.40        10,000      4.81
                                                   ------------              -----------             -----------
                Total Interest Bearing Liabilities    $ 143,612                 $ 73,599                $ 25,829
                                                   ============              ===========             ===========


   Deposits
      Savings                                         $   7,393     0.62        $  7,394      0.62             0          36,966
      Money Market                                            0                        0                       0         100,499
      NOW                                                 4,618     0.30           4,619      0.30             0          23,091
      Time Deposits of 100,000 or more                    5,317     6.81             969      5.17             0          37,859
      Other Time Deposits                                 8,848     6.80           2,483      4.77             0          46,516
   Other Borrowings                                           0                        0                       0          39,750
                                                    -----------              -----------             -----------
                Total Interest Bearing Liabilities    $  26,176                 $ 15,465                $      0
                                                    ===========              ===========             ===========


Stockholders' Equity
Shown below are the components of Stockholders' Equity as of December 31:


                                                                          2001             2000
-----------------------------------------------------------------------------------------------
Common Stock - $1.25 Par Value (7,000,000 Shares Authorized;
      1,791,820 Shares Issued)                                   $   2,239,775    $   2,239,775
Capital Surplus                                                      1,993,574        1,993,574
Retained Earnings                                                   28,765,704       23,498,921
Accumulated Other Comprehensive Income (Loss)                           95,645        (196,117)
-----------------------------------------------------------------------------------------------
      Total                                                         33,094,698       27,536,153
Less: Treasury Stock (252,563 and 224,606 Shares at Cost
      At December 31, 2001 and 2000, respectively                    6,095,915        5,144,873
-----------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                 $  26,998,783    $  22,391,280
===============================================================================================


Stockholders' equity increased by 20.58% from year-end 2000 to year-end 2001. Effective May 4, 2001 the Board of Directors approved a 2:1 stock split which increased the number of authorized shares from 3,000,000 to 7,000,000, and reduced the par value of the stock from $2.50 per share to $1.25 per share. During 1998, the Board approved a Stock Repurchase Plan authorizing the repurchase of Bancorp stock at market prices. Pursuant to this Plan, the Bancorp has repurchased an adjusted equivalent of 16,597, 45,122, and 27,954 shares during 1999, 2000, and 2001 at a cost of $947,516, $1,355,921 and
$951,039, respectively. During the year 2001, retained earnings increased by 22.41% as a result of net income of $6,072,263 and dividends declared of $805,480.

Capital ratios are regarded as one of the most important indicators of a banking institution's strength. There are two capital ratios that are most significant: leverage ratio and risk based capital. Leverage at year-end 2001 and 2000 was 7.73% and 7.54%, respectively. The minimum regulatory leverage ratio is 4.00%. Total risk based capital at year-end 2001 and 2000 were 10.46% and 10.95%. The minimum regulatory total risk based capital ratio is 10%. Bank of Smithtown is considered well capitalized by all guidelines.

Analysis of the Allowance for Possible Loan Losses

The Allowance for Possible Loan Loss Account at year-end 2001 was $3,091,585 compared to $2,500,724 at year-end 2000. The change in the Allowance Account is the result of net charge-offs of $399,138 and a Provision for Possible Loan Losses of $990,000. Based on the high quality of the loan portfolio and the low level of non-performing assets, management feels the Allowance for Possible Loan Losses provides adequate coverage.

The following tables describe the activity in the Allowance for Possible Loan Losses Account for the years-ended December 31:

(in thousands)                                                                  2001                2000
--------------------------------------------------------------------------------------------------------
Allowance for Possible Loan Losses at Beginning of Period                   $  2,501            $  2,252
--------------------------------------------------------------------------------------------------------
Loans Charged Off:
  Commercial                                                                     455                 375
  Real Estate                                                                      0                   0
  Consumer                                                                        28                  21
--------------------------------------------------------------------------------------------------------
    Total Loans Charged-Off                                                      483                 396
--------------------------------------------------------------------------------------------------------
Recoveries on Amounts Previously Charged-Off:
  Commercial                                                                      30                  62
  Real Estate                                                                     27                  10
  Consumer                                                                        27                  33
--------------------------------------------------------------------------------------------------------
    Total Recoveries                                                              84                 105
--------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                                  399                 291
--------------------------------------------------------------------------------------------------------
Current Year's Provision for Possible Loan Losses                                990                 540
--------------------------------------------------------------------------------------------------------
Allowance for Possible Loan Losses at End of Period                         $  3,092            $  2,501
--------------------------------------------------------------------------------------------------------

Total Loans:
  Average (Net of Unearned Discount and Allowance for Possible Loan Loss)  $ 252,342       $     202,679
  End of Period (Net of Unearned Discount)                                   281,739             228,320

Ratios:
-----------------------------------------------------------------------------------------------------
Net Loans Charged-Off to:
  Average Loans                                                                 0.16%            0.14%
  Loans at End of Period                                                        0.14             0.13
  Allowance for Possible Loan Losses                                           12.91            11.64
  Provision for Possible Loan Losses                                           40.32            53.89
Last Year's Charge-Off to this Year's Recovery                                471.43           351.43
Allowance for Possible Loan Losses at Year End To:
  Average Loans (Net of Unearned Discount)                                      1.21             1.22
  End of Period Loans (Net of Unearned Discount)                                1.10             1.10


The following table shows the Bank's non-accrual and contractually past due loans:

                                                               At December 31,
(in thousands)                              2001          2000          1999          1998          1997
--------------------------------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More   $    0     $     446     $       0     $       0    $      432
Non-Accrual Loans                            631           918         1,388         1,749         1,593
--------------------------------------------------------------------------------------------------------
    Total                                 $  631     $   1,364     $   1,388     $   1,749    $    2,025
========================================================================================================


For 2001 and 2000 the difference between interest income on non-accrual loans and income that would have been recognized at original contractual rates and terms is $57,545 and $90,144, respectively.

The composition of Other Real Estate Owned at December 31 is as follows:

                                                                                2001               2000
-------------------------------------------------------------------------------------------------------
Commercial Land                                                         $    730,353       $    730,353
Single Family                                                                      0                  0
-------------------------------------------------------------------------------------------------------
    Total                                                               $    730,353       $    730,353
=======================================================================================================


The value of Other Real Estate Owned shown above is net of the Valuation
Reserve.

Consolidated Balance Sheets

                                                                                       Smithtown Bancorp
--------------------------------------------------------------------------------------------------------
                                                                                     As of December 31
                                                                                     2001           2000
--------------------------------------------------------------------------------------------------------
Assets

Cash and Due from Banks                                                     $  10,911,762  $   8,953,761
Investment Securities:
  Investment Securities Held to Maturity:
    Mortgage-Backed Securities                                                    922,879      1,280,026
    Obligations of State and Political Subdivisions                             3,667,584      4,054,155
--------------------------------------------------------------------------------------------------------
      Total (Estimated Fair Value $4,738,416 in 2001 and $5,393,473 in 2000)    4,590,463      5,334,181
--------------------------------------------------------------------------------------------------------
  Investment Securities Available for Sale:
    Obligations of U.S. Government Agencies                                     12,258,138    16,896,345
    Mortgage-Backed Securities                                                  26,053,874    22,512,702
    Obligations of State and Political Subdivisions                             20,399,573    11,950,147
    Other Securities                                                             4,007,500     1,000,000
--------------------------------------------------------------------------------------------------------
      Total (At Estimated Fair Value)                                           62,719,085    52,359,194
--------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                 67,309,548    57,693,375
--------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                  40,327             0
--------------------------------------------------------------------------------------------------------
Loans                                                                          282,090,123   229,062,660
    Less:   Unearned Discount                                                      350,885       743,125
            Allowance for Possible Loan Losses                                   3,091,585     2,500,724
--------------------------------------------------------------------------------------------------------
Loans, Net                                                                     278,647,653   225,818,811
--------------------------------------------------------------------------------------------------------
Equity Investment on SMTB Financial Group, LLC.                                     35,207         2,500
--------------------------------------------------------------------------------------------------------
Bank Premises and Equipment                                                      5,001,407     3,571,355
--------------------------------------------------------------------------------------------------------
Other Assets
    Other Real Estate Owned                                                        730,353       730,353
    Other                                                                       17,544,644    17,810,588
--------------------------------------------------------------------------------------------------------
            Total Other Assets                                                  18,274,997    18,540,941
--------------------------------------------------------------------------------------------------------
            Total                                                            $ 380,220,901  $314,580,743
========================================================================================================

Liabilities
Deposits:
    Demand (Non-Interest Bearing)                                            $  67,011,152  $ 56,352,317
    Money Market                                                               100,499,126    71,880,093
    NOW                                                                         23,091,022    18,211,339
    Savings                                                                     36,965,936    33,215,757
    Time                                                                        84,374,808    77,499,816
--------------------------------------------------------------------------------------------------------
            Total Deposits                                                     311,942,044   257,159,322
Dividend Payable                                                                   200,103       188,522
Other Borrowings                                                                39,750,000    33,500,000
Other Liabilities                                                                1,329,971     1,341,619
--------------------------------------------------------------------------------------------------------
            Total Liabilities                                                  353,222,118   292,189,463
--------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities

Stockholders' Equity
Common Stock - $1.25 Par Value:
    (7,000,000 Shares Authorized; 1,791,820 Shares Issued)                       2,239,775     2,239,775
Capital Surplus                                                                  1,993,574     1,993,574
Retained Earnings                                                               28,765,704    23,498,921
Accumulated Other Comprehensive Income (Loss)                                       95,645      (196,177)
--------------------------------------------------------------------------------------------------------
        Total                                                                   33,094,698    27,536,153
Less:   Treasury Stock (252,563 and 224,606 Shares at Cost
        At December 31, 2001 and 2000, respectively)                             6,095,915     5,144,873
--------------------------------------------------------------------------------------------------------
          Total Stockholders' Equity                                            26,998,783    22,391,280
--------------------------------------------------------------------------------------------------------
          Total                                                              $ 380,220,901  $314,580,743
========================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                                       Smithtown Bancorp
--------------------------------------------------------------------------------------------------------
                                                                         As of December 31
                                                                    2001            2000            1999
--------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans                                 $  21,212,834   $  18,409,086   $  12,673,580
Interest on Balances Due from Banks                                3,271          13,877          45,609
Interest on Federal Funds Sold                                   293,713         484,185         411,031
Interest and Dividends on Investment Securities:
    Taxable:
       Obligations of U.S. Government                                  0          23,602         339,877
       Obligations of U.S. Government Agencies                   658,926       1,461,265       1,166,148
       Mortgage-Backed Securities                              1,770,809       1,483,068       1,659,362
       Other Securities                                          140,768          80,580               0
--------------------------------------------------------------------------------------------------------
          Total                                                2,570,503       3,048,515       3,165,387
    Exempt from Federal Income Taxes:
       Obligations of State and Political Subdivisions           887,555         801,175         821,512
    Other Interest Income                                        215,461         248,496         102,946
--------------------------------------------------------------------------------------------------------
          Total Interest Income                               25,183,337      23,005,334      17,220,065
--------------------------------------------------------------------------------------------------------

Interest Expense
Money Market Accounts                                          2,676,699       2,855,500       1,587,735
Savings                                                          424,854         510,807         553,069
Certificates of Deposit of $100,000 and Over                   1,767,403         906,466         697,356
Other Time Deposits                                            2,696,114       3,154,395       1,274,439
Securities Sold Under Agreements To Repurchase                   161,417         221,692               0
Other Borrowings                                               1,662,475       1,795,308       1,145,234
--------------------------------------------------------------------------------------------------------
          Total Interest Expense                               9,388,962       9,444,168       5,257,833
--------------------------------------------------------------------------------------------------------
          Net Interest Income                                 15,794,375      13,561,166      11,962,232
          Provision for Possible Loan Losses                     990,000         540,000         450,000
--------------------------------------------------------------------------------------------------------
          Net Interest Income, After Provision
             for Possible Loan Losses                         14,804,375      13,021,166      11,512,232
--------------------------------------------------------------------------------------------------------

Other Non-Interest Income
Trust Department Income                                          491,376         443,169         461,383
Service Charges on Deposit Accounts                            1,769,932       1,589,901       1,501,740
Other Income                                                   2,278,701       1,408,225       1,201,272
Net Gain (Loss) on Sales of Investment Securities                 (4,636)        (41,264)         17,012
--------------------------------------------------------------------------------------------------------
          Total Other Non-Interest Income                      4,535,373       3,400,031       3,181,407
--------------------------------------------------------------------------------------------------------

Other Operating Expenses
Salaries                                                       4,582,160       4,069,205       3,626,284
Pensions and Other Employee Benefits                             889,289         890,976         704,559
Net Occupancy Expense of Bank Premises                           988,549         906,088         864,844
Furniture and Equipment Expense                                  877,952         818,633         807,080
Other Expense                                                  2,586,611       2,025,659       1,992,593
--------------------------------------------------------------------------------------------------------
          Total Other Operating Expenses                       9,924,561       8,710,561       7,995,360
--------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                     9,415,187       7,710,636       6,698,279
Provision for Income Taxes                                     3,375,631       2,791,960       2,444,626
--------------------------------------------------------------------------------------------------------
Income Before Net Income from Equity Investment                6,039,556       4,918,676       4,253,653
Net Income from Equity Investment                                 32,707          31,204               0
--------------------------------------------------------------------------------------------------------
Net Income                                                  $  6,072,263    $  4,949,880    $  4,253,653
========================================================================================================

Earnings Per Share
Net Income                                                  $       3.92    $       3.10    $       2.63
Weighted Average Shares Outstanding                            1,550,766       1,600,156       1,620,260

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income


                                                                                       Smithtown Bancorp
--------------------------------------------------------------------------------------------------------
                                                                         As of December 31
                                                                    2001            2000            1999
--------------------------------------------------------------------------------------------------------
Net Income                                                  $  6,702,263    $  4,949,880    $  4,253,653
Other Comprehensive Income (Loss), Before Tax:
Unrealized Holding Gain (Loss) Arising During the Period         507,674       1,546,883      (2,290,858)
    Less:  Reclassification Adjustment for Gains
       (Loss) Included in Net Income                              (4,636)        (41,264)         17,012
--------------------------------------------------------------------------------------------------------
                                                                 503,038       1,505,619      (2,273,846)
    Income Tax Related to Other Comprehensive Income             211,276         632,360         955,015
--------------------------------------------------------------------------------------------------------
    Other Comprehensive Income (Loss), Net of Tax                291,762         873,259      (1,318,831)
--------------------------------------------------------------------------------------------------------
          Total Comprehensive Income                        $  6,994,025    $  5,823,139    $  2,934,822
========================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                  Smithtown Bancorp
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Cost of    Accumulated
                                      Common Stock                                          Common        Other         Total
                                -----------------------
                                    Shares                   Capital       Retained        Stock in   Comprehensive  Stockholders'
                                 Outstanding    Amount       Surplus       Earnings        Treasury    Income (Loss)   Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998      1,645,530  $  2,239,775  $  1,993,574  $  15,770,822  $  (2,841,437)  $   249,455   $  17,412,189
Comprehensive Income:
   Net Income                                                                4,253,653                                    4,253,653
   Other Comprehensive Income,
      Net of Tax                                                                                         (1,318,831)     (1,318,831)
                                                                                                                      --------------
      Total Comprehensive Income                                                                                          2,934,822
Cash Dividends Declared                                                       (709,480)                                    (709,480)
Treasury Stock Purchases            (33,194)                                                 (947,516)                     (947,516)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999      1,612,336     2,239,775     1,993,574     19,314,995     (3,788,953)   (1,069,376)     18,690,015
Comprehensive Income:
   Net Income                                                                4,949,880                                    4,949,880
   Other Comprehensive Income,
      Net of Tax                                                                                            873,259         873,259
                                                                                                                      --------------
      Total Comprehensive Income                                                                                          5,823,139
Cash Dividends Declared                                                       (765,954)                                    (765,954)
Treasury Stock Purchases            (45,122)                                               (1,355,920)                   (1,355,920)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000      1,567,214     2,239,775     1,993,574     23,498,921     (5,144,873)     (196,117)     22,391,280
Comprehensive Income:
   Net Income                                                                6,072,263                                    6,072,263
   Other Comprehensive Income,
      Net of Tax                                                                                            291,762         291,762
                                                                                                                      --------------
      Total Comprehensive Income                                                                                          6,364,025
Cash Dividends Declared                                                       (805,480)                                    (805,480)
Treasury Stock Purchases            (27,957)                                                 (951,042)                     (951,042)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001      1,539,257  $  2,239,775  $  1,993,574  $  28,765,704  $  (6,095,915)  $    95,645   $  26,998,783
====================================================================================================================================

Cash dividends declared per share were $0.52 in 2001, $0.48 in 2000, and $0.44 in 1999.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                Smithtown Bancorp
--------------------------------------------------------------------------------------------------
                                                                     As of December 31
                                                                2001           2000           1999
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                             $   6,072,263    $ 4,949,880    $ 4,253,653
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation on Premises and Equipment                    536,129        476,283        509,946
   Provision for Possible Loan Losses                        990,000        540,000        450,000
   Net (Gain) Loss on Sale of Investment
    Securities                                                 4,636         41,264        (17,012)
   Gain on Disposition of Fixed Assets                             0        (12,690)             0
   Amortization of Transition Obligation                      22,146         78,222         90,219
   Gain on Sale of Other Real Estate Owned                         0        (10,106)       (29,281)
   Increase (Decrease) in Interest Payable                   (99,873)        30,250        311,030
   Increase (Decrease) in Miscellaneous
    Payables and Accrued Expenses                            136,210        (89,154)        28,895
   (Increase) Decrease in Fees and Commissions
    Receivables                                              (80,226)        40,178         46,200
   (Increase) Decrease in Interest Receivable                 44,683       (319,476)      (415,783)
   Increase in Prepaid Expenses                             (324,020)      (294,039)      (157,504)
   (Increase) Decrease in Miscellaneous
    Receivables                                            1,194,921        (41,262)       (26,316)
   Decrease in Income Taxes Receivable                        21,993         36,342            915
   Increase in Deferred Taxes                               (364,053)      (165,142)      (118,579)
   Decrease in Accumulated Postretirement
    Benefit Obligation                                       (32,972)       (37,019)       (87,233)
   Amortization of Investment Security
    Premiums and Accretion of Discounts                     (445,359)      (360,609)       117,691
   Net Gain on Investment in SMTB
    Financial Group, LLC                                     (32,707)             0              0
   Increase in Cash Surrender Value of
    Officer's Life Insurance Policies                       (510,786)      (248,600)             0
----------------------------------------------------------------------------------------------------
      Cash Provided by Operating Activities                7,132,985      4,614,322      4,956,841
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Proceeds from Disposition of Mortgage-Backed
    Securities:
    Held to Maturity                                         357,146      2,004,922      1,675,055
    Available for Sale                                    11,019,951      4,197,803     14,237,579
   Proceeds from Disposition of Other
    Investment Securities:
    Held to Maturity                                         424,002      1,077,501      1,478,604
    Available for Sale                                    24,667,387     14,601,851      7,057,714
   Purchase of Mortgage-Backed Securities:
    Available for Sale                                   (14,212,104)    (6,985,891)   (15,492,620)
   Purchase of Other Investment Securities
    Held to Maturity                                         (44,000)             0       (723,862)
    Available for Sale                                   (30,849,796)   (11,739,026)   (10,223,900)
   Purchase of Officers' Life Insurance Policies                   0     (9,000,000)             0
   Federal Funds Sold, Net                                   (40,327)    10,350,000      2,150,000
   Loans Made to Customers, Net                          (53,818,841)   (52,410,460)   (58,943,439)
   Investment in SMTB Financial Group, LLC                         0         (2,500)             0
   Purchase of Premises and Equipment                     (1,966,182)      (847,743)      (458,004)
   Proceeds from Disposition of Fixed Assets                       0         20,142              0
   Proceeds from Sale of Other Real Estate Owned                   0        135,106        246,423
----------------------------------------------------------------------------------------------------
      Cash Used in Investing Activities                  (64,462,764)   (48,598,295)   (58,996,450)
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, NOW Accounts
    and Savings Accounts                                  47,907,727     24,420,150      7,622,979
   Net Increase in Time Accounts                           6,874,993     24,932,916     16,307,819
   Cash Dividends Paid                                      (793,898)      (754,789)      (698,015)
   Securities Sold Under Agreements to Repurchase
    and Other Borrowings, Net                              6,250,000     (4,500,000)    34,825,355
   Purchase of Treasury Stock                               (951,042)    (1,355,921)      (947,516)
----------------------------------------------------------------------------------------------------
    Cash Provided by Financing Activities                 59,287,780     42,742,356     57,110,622
----------------------------------------------------------------------------------------------------
         Net Increase (Decrease) in Cash and Due from
          Banks                                            1,958,001     (1,241,617)     3,071,013
      Cash and Due from Banks, Beginning of Year           8,953,761     10,195,378      7,124,365
----------------------------------------------------------------------------------------------------
      Cash and Due from Banks, End of Year             $  10,911,762   $  8,953,761   $ 10,195,378
====================================================================================================

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Year for:
    Interest                                           $   1,882,543   $  2,155,377   $  1,145,234
    Income Taxes                                           3,701,272      2,920,760      2,562,290
Schedule of Noncash Investing Activities
   Unrealized (Gain) Loss on Securities Available
    for Sale                                                (291,762)      (873,259)     1,318,831

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

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Smithtown Bancorp, and its wholly-owned subsidiary, Bank of Smithtown, and its wholly-owned subsidiary, Bank of Smithtown Insurance Agency, Inc. All material intercompany transactions have been eliminated.

On May 6, 1998, the Bank effected a two-for-one split of common stock. All references in the accompanying consolidated financial statements and notes thereto relating to common stock, capital surplus, earnings per share, and share data have been retroactively adjusted to reflect the two-for-one stock split.

On May 4, 2001, the Bank effected a two-for-one split of common stock. All references in the accompanying consolidated financial statements and notes thereto relating to common stock, capital surplus, earnings per share and share data have been retroactively adjusted to reflect the two-for-one stock split.

NATURE OF OPERATIONS
Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust and investment management services. As a state bank, the Bank is subject to regulation by the State of New York Banking Department and the Federal Reserve Board. The area primarily served by Smithtown Bancorp is the north central region of Suffolk County, New York and services are provided at eight branch offices.

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

INVESTMENT SECURITIES
The Bank evaluates its investment policies consistent with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, the Bank's investments in securities are classified in two categories and accounted for as follows:

.. Securities to be Held to Maturity - Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums, and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.
.. Securities Available for sale - Bonds, notes, debentures, and certain equity securities are carried at estimated fair value.

Unrealized holding gains and losses, net of tax, arising on securities available for sale are reported as a component of accumulated other comprehensive income, in accordance with SFAS No. 130, "Reporting Comprehensive Income". Bank of Smithtown has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This statement establishes requirements for disclosure of comprehensive income and became effective for the Bank in 1998, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to stockholders.

Gains and losses on the sale of securities are determined using the specific-identification method.

EQUITY METHOD OF ACCOUNTING
The Equity Method of Accounting is used when the Bank has a 20% to 50% interest in other entities. Under the Equity Method, original investments are recorded at cost and adjusted by the Bank's share of undistributed earnings or losses of these entities. Non-marketable investments in which the Bank has less than 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

LOANS
Bank of Smithtown has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 applies only to impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans). A loan is defined as impaired by SFAS 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that a portion of the overall Allowance for Possible Loan Losses be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral. Prior to the adoption of SFAS 114, Bank of Smithtown's methodology for determining the adequacy of the Allowance for Possible Loan Losses did not incorporate the concept of the time value of money and expected future interest cash flows. In addition, SFAS 114 modifies the accounting for insubstance foreclosures (ISF). A collateralized loan is now considered an ISF and reclassified to Other Assets only when a creditor has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Bank of Smithtown has also adopted SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," (SFAS 118) which amends SFAS No.114 to permit a creditor to use existing methods for recognizing interest revenue on impaired loans. Generally, interest revenue received on impaired loans continues either to be applied by the Bank against principal or to be realized as interest revenue, according to management's judgment as to the collectibility of principal.

Loans are generally recorded at the principal amount outstanding net of unearned discount and the allowance for possible loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method. Interest on loans is credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when in the opinion of management there is doubt about the ability of the borrower to pay interest or principal. Management may continue to accrue interest when it determines that a loan and related interest are adequately secured and in the process of collection. Loans held for sale are carried at the lower of aggregate cost or estimated fair value. The Bank sells or securitizes certain loans. Such sales are with recourse and no reserve is considered necessary at December 31, 2001 and 2000. Gains are reported in Other Income.

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

Bank Premises                                             25-30 years
Leasehold Improvements                                     5-40 years
Furniture and Equipment                                      10 years

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

OTHER REAL ESTATE OWNED VALUATION RESERVE ACCOUNT
The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in Other Real Estate Owned
(OREO) are periodically valued through appraisals, and are written down to estimated fair value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions.

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

STATEMENTS OF CASH FLOWS
For the purposes of the Statements of Cash Flows, the Bank considers Cash and Due from Banks as Cash and Cash Equivalents.

RETIREMENT BENEFITS
The Bank accounts for post-retirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This statement requires that the estimated costs of post-retirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

In addition, the Bank adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", (SFAS No. 132), in 1998. This Statement supersedes the disclosure requirements in SFAS No. 106. It does not address the measurement or recognition issues as prescribed by SFAS No. 106.

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

NOTE B.  INVESTMENT SECURITIES
------------------------------------------------------------------------------
The carrying amounts of investment securities as shown in the Consolidated Balance Sheets and their fair values at December 31 were as follows:

                                                                        Gross          Gross          Estimated
                                                         Amortized    Unrealized     Unrealized         Fair
                                                            Cost        Gains          Losses           Value
---------------------------------------------------------------------------------------------------------------
Securities to be Held to Maturity:
  December 31, 2001
   Mortgage-Backed Securities                         $     922,879  $    21,810   $          0   $     944,689
   Obligations of State and Political Subdivisions        3,667,584      126,143              0       3,793,727
---------------------------------------------------------------------------------------------------------------
       Total                                              4,590,463      147,953              0       4,738,416
===============================================================================================================
  December 31, 2000
   Mortgage-Backed Securities                             1,280,026            0         (2,193)      1,277,833
   Obligations of State and Political Subdivisions        4,054,155       67,055         (5,570)      4,115,640
---------------------------------------------------------------------------------------------------------------
       Total                                              5,334,181       67,055         (7,763)      5,393,473
===============================================================================================================
Securities Available for Sale:
  December 31, 2001
   Obligations of U.S. Government Agencies               20,430,442      144,449       (175,318)     20,399,573
   Mortgage-Backed Securities                            25,734,668      346,927        (27,721)     26,053,874
   Obligations of State and Political Subdivisions       12,389,069       33,341       (164,272)     12,258,138
   Other Securities                                       4,000,000       20,000        (12,500)      4,007,500
---------------------------------------------------------------------------------------------------------------
       Total                                             62,554,179      544,717       (379,811)     62,719,085
===============================================================================================================
  December 31, 2000
   Obligations of U.S. Government Agencies               17,004,091        3,910       (111,656)     16,896,345
   Mortgage-Backed Securities                            22,567,352      151,597       (206,247)     22,512,702
   Obligations of State and Political Subdivisions       12,125,885        5,291       (181,029)     11,950,147
   Other Securities                                       1,000,000            0              0       1,000,000
---------------------------------------------------------------------------------------------------------------
      Total                                           $  52,697,328  $   160,798   $   (498,932)  $  52,359,194
===============================================================================================================

The following table presents the amotized costs of and estimated fair values of investment in debt securities by scheduled maturity at respective year-ends.

                                                                  2001                       2000
                                                      --------------------------- ----------------------------
                                                         Amortized Estimated Fair   Amortized   Estimated Fair
Type and Maturity Grouping                                 Costs        Value        Costs          Value
---------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
  Mortgage-Backed Securities
   After 5 years, but within 10 years                 $    922,879   $    944,689  $   1,280,026   $  1,277,833
---------------------------------------------------------------------------------------------------------------
     Total Mortgage-Backed Securities                      922,879        944,689      1,280,026      1,277,833
===============================================================================================================
  Obligations of State and Political Subdivisions
   Within 1 year                                         1,420,618      1,448,555        422,986        423,207
   After 1 year, but within 5 years                      2,075,966      2,164,794      2,799,419      2,835,423
   After 5 years, but within 10 years                      171,000        180,378        831,750        857,010
---------------------------------------------------------------------------------------------------------------
    Total Obligations of State and
      Political Subdivisions                             3,667,584      3,793,727      4,054,155      4,115,640
===============================================================================================================
Investment Securities Available for Sale:
  Obligations of U.S. Government Agencies
    After 1 year, but within 5 years                             0              0      5,004,091      4,962,055
    After 5 years, but within 10 years                   4,133,534      4,166,875     10,000,000      9,982,410
    After 10 years                                       8,255,535      8,091,263      2,000,000      1,951,880
---------------------------------------------------------------------------------------------------------------
      Total Obligations of U.S. Government
        Agencies                                        12,389,069     12,258,138     17,004,091     16,896,345
===============================================================================================================
  Mortgage-Backed Securities
   After 1 year, but within 5 years                        514,986        521,319              0              0
   After 5 years, but within 10 years                            0              0      1,688,035      1,704,406
   After 10 years                                       25,219,681     25,532,555     20,879,317     20,808,296
---------------------------------------------------------------------------------------------------------------
     Total Mortgage-Backed Securities                   25,734,667     26,053,874     22,567,352     22,512,702
===============================================================================================================

  Obligations of State and Political Subdivisions
   Within 1 year                                         1,058,756      1,066,215              0              0
   After 1 year, but within 5 years                      5,513,847      5,589,537      3,069,741      3,067,654
   After 5 years, but within 10 years                    7,088,776      7,128,357      6,257,848      6,199,726
   After 10 years                                        6,769,063      6,615,463      2,798,296      2,682,767
---------------------------------------------------------------------------------------------------------------
     Total Obligations of State and
       Political Subdivisions                         $ 20,430,442   $ 20,399,572  $  12,125,885  $  11,950,147
===============================================================================================================

Mortgage-Backed Securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Gross unrealized gains for the above investments amounted to $692,670 and $227,853 in 2001 and 2000, respectively, while gross unrealized losses amounted to $379,811 and $506,695 in 2001 and 2000, respectively.

Obligations of the U.S. Government, U.S. Government Agencies, Mortgage-Backed Securities and Obligations of State, and Political Subdivisions having an amortized cost of $28,595,655 and an estimated fair value of $28,900,868 were pledged to secure public deposits, treasury tax, and loan deposits, repurchase agreements and advances.

Gross realized gains (losses) on sales of Investment Securities Available for Sale for the years ended December 31,

                                                          2001           2000             1999
----------------------------------------------------------------------------------------------
Obligations of U.S. Government Agencies             $     6,851  $     (50,270)  $           0
Mortgage-Backed Securities                               33,679        (28,070)         17,012
Obligations of State and Political Subdivisions               0         17,400               0
Other Securities                                        (45,166)        19,676               0
----------------------------------------------------------------------------------------------
    Total                                           $    (4,636) $     (41,264)  $      17,012
==============================================================================================

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $127,200. The stock has no maturity and has paid dividends at the rate of 6.00% for 2001 and 2000. The Bank is a member of the Federal Home Loan Bank of New York and now holds $1,840,000 of its stock. This stock also has no maturity and has paid average dividends of approximately 8.13% and 7.00% for 2001 and 2000, respectively. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank are restricted.

The Bank invested $30,000 in the Nassau-Suffolk Business Development Fund. This consortium of banks provides loans to low income homeowners.

During 1999, the Bank invested $35,000 in Metro Bankers Title Agency, LLC. This consortium of banks was formed and organized to act as a title insurance agent or agency. Due to inactivity the member banks ended operations. The Bank's investment was written off and there are no further liabilities for the Bank resulting from this transaction.

Note C. Loans and Oreo
----------------------

Loans as of December 31, consisted of the following:

                                                                                         2001             2000
---------------------------------------------------------------------------------------------------------------
Real Estate Loans, Construction                                                $   35,187,562   $    23,736,992
Real Estate Loans, Other
   Commercial                                                                     145,255,133       114,200,418
   Residential                                                                     73,902,211        55,362,167
Commercial and Industrial Loans                                                    24,650,724        31,605,659
Loans to Individuals for Household, Family and Other Personal Expenditures          2,821,630         3,954,201
All Other Loans (Including Overdrafts)                                                272,863           203,223
---------------------------------------------------------------------------------------------------------------
Total Loans, Gross                                                                282,090,123       229,062,660
Less:Unearned Discount on Loans                                                       350,885           743,125
---------------------------------------------------------------------------------------------------------------
     Total (Net of Unearned Discount)                                          $  281,739,238   $   228,319,535
===============================================================================================================

Collateral varies, but generally includes residential and income producing commercial properties, as well as automobiles on personal loans. Estimated fair values of loans at December 31, 2001 and 2000 totaled $283,993,482 and $228,659,679, respectively.

Bank of Smithtown adopted SFAS 114 and SFAS 118 effective January 1, 1995. This did not have any impact on Bank of Smithtown's results of operations nor on its financial position, including the level of the Allowance for Possible Loan Losses. All loans considered impaired under SFAS 115 are included in the Bank's 90-day or more past-due or non-accrual categories. At December 31, 2001, the recorded investment in loans that are considered impaired under SFAS 114 was $631,318. No additional SFAS 114 reserve is required for the $631,318 of recorded investment in impaired loans, since previously taken charge-offs have reduced the recorded investment values to amounts that are less than the SFAS 114 calculated values. The average recorded investment in impaired loans during the twelve months ended December 31, 2001 was $1,243,927. The total allowance on impaired loans, at December 31, 2001 and 2000 totaled $137,447 and $453,822, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Bank of Smithtown recognized $705, $40,119, and $18,149 in interest revenue in 2001, 2000, and 1999, respectively. Any cash receipts would first be applied to accrued interest on impaired loans and then to the principal balance outstanding.

At December 31, 2001 and 2000, loans with unpaid principal balances of $631,318 and $917,860, respectively, on which the Bank is no longer accruing interest income, are included in the total loans listed above. The Bank expects to recover a portion of the principal balance included in the nonaccrual category at December 31, 2001 through work-out arrangements and the liquidation of collateral. If the Bank had accrued interest income on loans which were in a nonaccrual status at year-end, its interest income would have increased by approximately $58,250 in 2001 and $90,144 in 2000. There were no loans contractually past-due 90 days or more and still accruing interest at December 31, 2001. At December 31, 2000, $445,839 in loans were past due 90 days or more and still accruing.

No loans were transferred to Other Real Estate Owned (OREO) during 2001 and 2000. The estimated fair value at OREO as of December 31, 2001 and 2000 was $750,000.

The composition of OREO at December 31, follows:

                                                            2001          2000
------------------------------------------------------------------------------
OREO                                                   $ 1,032,500 $ 1,032,500
Less:   Valuation Reserve                                  302,147     302,147
------------------------------------------------------------------------------
Net                                                    $   730,353 $   730,353
------------------------------------------------------------------------------

Other net OREO costs, which include operating revenue and expense and gains and losses on the sale or disposition of Other Real Estate Owned, were approximately $19,700, $11,250, and $53,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

A summary of information concerning interest income on non accrual loans and OREO at December 31, follows:

                                                            OREO                Nonaccrual
                                                   --------------------- ------------------------
(in thousands)                                    2001    2000    1999    2001    2000    1999
-------------------------------------------------------------------------------------------------
Gross interest income which would have been
   recorded during the year under original
   contract terms                                  $ 62    $ 62    $ 75    $ 58    $ 90    $ 138
Gross interest income recorded during the year        0       0       0       1       0       18
-------------------------------------------------------------------------------------------------

The Bank has granted loans to officers, directors, and principal shareholders of the Bancorp and to their associates. Related party loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these loans were $2,159,141 and $2,417,507 at December 31, 2001 and 2000. During 2001,
$235,500 of new loans were made. Repayments totaled $584,495.

During December 2001, the Bank sold one residential mortgage in the amount of $85,522 to the Federal National Mortgage Association. The Bank retained servicing on this mortgage, but has not yet begun to earn fee income from the servicing. This one sale resulted in a premium in the amount of $162. It is the intent of management to continue to originate residential mortgages during 2002 for its own portfolio as well as for sale to investors. There were no mortgages sold during the year 2000.

Note D. Allowance for Possible Loan Losses
-------------------------------------------------------------------------------

Transactions in the allowance for the year ending December 31 were as follows:

                                                                2001         2000        1999
------------------------------------------------------------------------------------------------
Balance, January 1                                       $ 2,500,724   $ 2,251,668   $ 2,120,371

   Recoveries                                                 84,279       105,675        50,852
   Provision Charged to Current Expense                      990,000       540,000       450,000
------------------------------------------------------------------------------------------------
       Total                                               3,575,003     2,897,343     2,621,223
Less:  Charge-Offs                                           483,418       396,619       369,555
------------------------------------------------------------------------------------------------
Balance, December 31                                     $ 3,091,585   $ 2,500,724   $ 2,251,668
================================================================================================

Note E.  Bank Premises and Equipment
-------------------------------------------------------------------------------

Bank premises and equipment as of December 31 at cost is as follows:
                                                                          2001           2000
---------------------------------------------------------------------------------------------
Land                                                              $    321,044    $   321,044
Bank Premises                                                        4,006,375      2,379,633
Leasehold Improvements                                               2,169,414      2,152,332
Furniture and Equipment                                              4,406,977      4,084,619
---------------------------------------------------------------------------------------------
       Total                                                        10,903,810      8,937,628
Less: Accumulated Depreciation and Amortization                      5,902,403      5,366,273
---------------------------------------------------------------------------------------------
       Total                                                      $  5,001,407   $  3,571,355
=============================================================================================

Note F. Employee Benefits
-------------------------------------------------------------------------------

A 401(k) Defined Contribution Plan (the "Plan") was established by the Bank during 1986. All employees who have attained age 21, with one continuous year of service, may participate in the Plan through voluntary contributions of up to 14% of their compensation. The Plan requires that the Bank match 50% of an employee's contribution up to 3% of the participating employee's compensation. The Bank's 401(k) contributions for 2001, 2000, and 1999, amounted to $78,862, $69,088, and $53,551, respectively.

During 1995, the Bank established an Employee Stock Ownership Plan (ESOP) for substantially all of its employees. The ESOP replaced the Profit Sharing Plan. Eligibility requirements for the ESOP remain the same as for the Defined Contribution Plan and include one year of continuous service, 1,000 hours and attaining an age of 21. Eligible compensation is defined as gross wages less contributions to any qualified plans to the extent that these contributions are not includable in the gross income of the participant. Contributions to the ESOP are in the form of cash and made at the discretion of the Board of Directors. The ESOP uses this contribution to purchase shares of Smithtown Bancorp stock which are then allocated to eligible participants. ESOP benefits are 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability, or separation from service and may be payable in cash or stock. The Bank reported a net expense of $130,000, related to the ESOP for each of the years-ended December 31, 2001, 2000, and 1999. During 2001, 2000, and 1999, the
ESOP used the Bank's contribution to purchase 4,080, 4,290 and 4,470 shares of common stock at an average cost of $31.85, $31.13, and $29.21 per share, respectively. The 2001 contribution represents 4% of eligible compensation. As of December 31, 2001 and 2000 the ESOP held 65,738 and 61,658 allocated shares, respectively. There were no unallocated shares in the ESOP effective December 31, 2001 and 2000. ESOP shares are included in Weighted Average Shares Outstanding in the calculations of earnings per share.

The Bank of Smithtown sponsors post-retirement medical and life insurance plans for a closed group of prior employees. The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2001, and a statement of the funded status as of December 31 of both years:

                                                                         Retiree Health Benefits
                                                                      ----------------------------
                                                                          2001               2000
--------------------------------------------------------------------------------------------------
Reconciliation of Benefit Obligation
   Obligation at January 1                                           $  508,293        $  530,909
   Interest Cost                                                         33,794            35,354
   Actuarial Gain                                                       (68,614)           (5,358)
   Benefit Payments                                                     (38,974)          (52,612)
--------------------------------------------------------------------------------------------------
   Obligation at December 31                                            434,499           508,293
--------------------------------------------------------------------------------------------------
Reconciliation of Fair Value of Plan Assets
   Employer Contributions                                                38,974            52,612
   Benefit Payments                                                     (38,974)          (52,612)
--------------------------------------------------------------------------------------------------
   Fair Value of Plan Assets at December 31                                   0                 0
--------------------------------------------------------------------------------------------------
Funded Status
   Funded Status at December 31                                        (494,499)         (508,293)
   Unrecognized Transition (Asset) Obligation                           349,000           380,800
   Unrecognized (Gain) Loss                                             (82,529)          (13,915)
--------------------------------------------------------------------------------------------------
   Net Amount Recognized, before Additional Minimum Liability        $ (168,028)       $ (141,408)
--------------------------------------------------------------------------------------------------

The following table provides the amounts recognized in the statement of financial position as of December 31 of both years:

                                                                     Retiree Health Benefits
                                                                 -----------------------------
                                                                     2001                2000
----------------------------------------------------------------------------------------------
Accrued Benefit Liability, after Additional Minimum Liability    $ (168,028)        $ (141,408)
----------------------------------------------------------------------------------------------
Net Amount Recognized                                              (168,028)        $ (141,408)
==============================================================================================

Additional year-end information for plans with obligations in excess of plan assets:


Projected Benefit Obligation                                     $  434,499         $  508,293
==============================================================================================

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2001 and 2000:

                                                                           Retiree Health Benefits
                                                                      -----------------------------
                                                                         2001                 2000
---------------------------------------------------------------------------------------------------
Interest Cost                                                         $  33,794           $ 35,354
Amortization of Unrecognized Transition Obligation                       31,800             31,800
---------------------------------------------------------------------------------------------------
   Net Periodic Benefit Cost                                             65,594             67,154
---------------------------------------------------------------------------------------------------
   Net Periodic Benefit Cost after Curtailments and Settlements       $  65,594           $ 67,154
===================================================================================================

The assumption used in the measurement of the Company's benefit obligation are shown in the following table:

                                                      Retiree Health Benefits
                                                     -------------------------
                                                       2001          2000
------------------------------------------------------------------------------
Weighted Average Assumptions as of December 31
   Discount                                            6.75%         7.00%
   Initial Rate for Health Care Costs                 10.00%         9.00%
   Ultimate Rate for Health Care Costs                 6.00%         6.00%
   Ultimate Year of Health Care Increase               2010          2007

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                   1% Increase         1% Decrease
--------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components
    net of periodic postretirement health care benefit cost        $    158             $    (150)

Effect on health care component of the accumulated
    postretirement benefit obligation                                 2,247                (2,148)

Note G. Income Taxes
-------------------------------------------------------------------------------

Federal and State Income Taxes payable as of December 31, included in other assets in 2001 and 2000 are as follows:

                                      2001            2000
-----------------------------------------------------------
Current                        $    68,826     $    90,820
Deferred                         1,289,170       1,136,392
-----------------------------------------------------------
        Total                  $ 1,357,996     $ 1,227,212
-----------------------------------------------------------

Provisions for current income taxes for the years ended December 31, are as follows:

                                                           2001        2000        1999
----------------------------------------------------------------------------------------
Federal:
   Current                                           $ 2,157,183 $ 1,922,475 $ 1,683,452
   Deferred                                              294,763     128,443      95,991
----------------------------------------------------------------------------------------
Total Federal                                          2,451,946   2,050,918   1,779,443
----------------------------------------------------------------------------------------
New York State:
   Current                                               837,975     710,820     642,595
   Deferred                                               69,291      30,222      22,588
----------------------------------------------------------------------------------------
Total New York State                                     907,266     741,042     665,183
----------------------------------------------------------------------------------------
      Total                                          $ 3,359,212 $ 2,791,960 $ 2,444,626
========================================================================================

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                                            2001                  2000                  1999
                                                    -----------------------------------------------------------------
                                                       Tax       Pretax      Tax       Pretax      Tax        Pretax
                                                     Amount     Income(%)   Amount    Income(%)   Amount    Income(%)
----------------------------------------------------------------------------------------------------------------------
Federal Statutory Rate                              $ 3,212,284   34.00    $ 2,632,226  34.00   $ 2,277,415  34.00
Increase (Reduction) of Taxes
   Resulting From:
   Tax Exempt Interest                                 (266,211)  (2.82)      (236,280) (3.05)     (253,086) (3.75)
   State Income Taxes Net
      of Federal Income
      Tax Benefit                                       598,796    6.34        489,088   6.31       439,021   6.55
   Other                                               (185,657)  (1.97)       (93,074) (1.20)      (18,724) (0.28)
----------------------------------------------------------------------------------------------------------------------
     Total                                          $ 3,359,212   35.55    $ 2,791,960  36.06   $ 2,444,626  36.52
======================================================================================================================

Income tax expense (benefit) on investment securities transactions amounted to approximately $(2,000) in 2001, $(17,300) in 2000, and $7,100 in 1999.

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $1,289,170 and $1,136,390 as of the end of 2001 and 2000, respectively.

Deferred tax assets and liabilities were recognized as of December 31, 2001 and 2000 for the taxable temporary differences related to loan loss provisions, depreciation, OREO losses, Accounting for Postretirement Benefits Other than Pensions (SFAS 106), and Accounting for Investment Securities (SFAS 115), as presented below:

                                                                                    Bank
                          Loan Loss                OREO        SFAS      SFAS     Owned Life
December 31, 2001:        Provision  Depreciation  Losses     No. 106   No.115    Insurance      Total
---------------------------------------------------------------------------------------------------------
Federal Deferred Tax
   Asset (Liability)     $  776,841     $  44,868  $ 128,909  $ 51,851  $(56,068)  $ 62,659   $ 1,009,060
New York State Deferred
   Tax Asset (Liability)    182,626        53,406     30,331    12,199   (13,192)    14,740       280,110
---------------------------------------------------------------------------------------------------------
Net Deferred Tax
   Asset (Liability)     $  959,467     $  98,274  $ 159,240  $ 64,050  $(69,260)  $ 77,399   $ 1,289,170
=========================================================================================================
December 31, 2000:
---------------------------------------------------------------------------------------------------------
Federal Deferred Tax
   Asset (Liability)     $  575,640     $(18,505)  $ 128,909  $ 55,531  $ 114,964  $ 28,842   $   885,381
New York State Deferred
   Tax Asset                135,284       38,495      30,331    13,065     27,051     6,785       251,011
---------------------------------------------------------------------------------------------------------
Net Deferred Tax
   Asset (Liability)     $  710,924     $ 19,990   $ 159,240  $ 68,596  $ 142,015  $ 35,627   $ 1,136,392
=========================================================================================================

Note H. Deposits
-------------------------------------------------------------------------------

At December 31, 2001 and 2000, time deposits in principal amounts of $100,000 or more were $38,155,529 and $24,315,657, respectively. Interest expense on such deposits for the years-ended December 31, 2001, 2000, and 1999, were $1,767,403, $906,466, and $679,756, respectively.

A schedule of all time deposits having a remaining term of more than one year and the aggregate amount of maturities is set forth as follows:

2003..................................................$  4,339,484
2004..................................................   3,817,984
2005..................................................  14,165,144
------------------------------------------------------------------
Total.................................................$ 22,322,612
==================================================================

DEPOSITS OF MAJOR SHAREHOLDERS, OFFICERS, DIRECTORS AND THEIR AFFILIATES Deposits due to major shareholders, officers, directors and their affiliates aggregated $4,588,698 and $4,862,576 at December 31, 2001 and 2000,
respectively.

NOTE I. STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

The Banking Law of the State of New York and the Federal Reserve Board regulate the amount of cash dividends that may be paid without prior approval. Retained Earnings available for cash dividends were $13,797,564 and $11,318,397 at December 31, 2001 and 2000, respectively.

During 1998, the Board of Directors approved a Stock Repurchase Plan authorizing the repurchase of Bancorp stock at market prices. Pursuant to the plan, the Bancorp has repurchased an adjusted equivalent of 16,597, 45,122 and 27,954 shares during 1999, 2000 and 2001 at a cost of $947,516, $1,355,921 and
$951,039, respectively

NOTE J. SMITHTOWN BANCORP (PARENT COMPANY ONLY)
-------------------------------------------------------------------------------

Smithtown Bancorp has one wholly-owned subsidiary, Bank of Smithtown.

Balance Sheets

                                                                             As of December 31,
                                                                         2001               2000
------------------------------------------------------------------------------------------------
Assets
Non-Interest-Bearing Deposits with Subsidiary Bank            $       650,549    $       491,005
Prepaid Expense                                                        17,500                  0
Investment in Bank of Smithtown                                    26,396,372         22,282,115
------------------------------------------------------------------------------------------------
      Total                                                        27,064,421         22,773,120
================================================================================================
Liabilities
Cash Dividends Payable                                                200,103            188,522
Due to Bank of Smithtown                                               17,500                  0
------------------------------------------------------------------------------------------------
      Total                                                           217,603            188,522
================================================================================================
Stockholders' Equity
Common Stock - $1.25 Par Value:
   (7,000,000 Shares Authorized; 1,791,820 Shares Issued)     $     2,239,775    $     2,239,775
Capital Surplus                                                     7,859,918          7,859,918
Retained Earnings                                                  22,843,040         17,629,778
Less: Treasury Stock (252,563 and 224,606 Shares at Cost
      at December 31, 2001 and 2000, respectively                   6,095,915          5,144,873
------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                   26,846,818         22,584,598
------------------------------------------------------------------------------------------------
      Total                                                   $    27,064,421    $    22,773,120
================================================================================================

Statements of Income and Retained Earnings


                                                                                  Year ended December 31,
                                                                              2001              2000              1999
-----------------------------------------------------------------------------------------------------------------------
Income
Dividends from Bank of Smithtown                                   $     1,955,480    $    1,766,032    $    1,509,480
Expenses                                                                    50,995            40,637                 0
-----------------------------------------------------------------------------------------------------------------------
Net Income Before Equity in Undistributed Earnings of Subsidiary         1,904,485         1,725,395         1,509,480
   Equity in Undistributed Earnings of Subsidiary                        4,114,257         3,224,485         2,744,173
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                               6,018,742         4,949,880         4,253,653
Retained Earnings, Beginning of Year                                    17,629,778        13,445,852         9,904,478
Dividends Declared                                                        (805,480)         (765,954)         (712,279)
-----------------------------------------------------------------------------------------------------------------------
Retained Earnings, End of Year                                     $    22,843,040    $   17,629,778    $   13,445,852
=======================================================================================================================

Statements of Cash Flows

                                                                                 Year ended December 31,
                                                                             2001               2000              1999
-----------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
Net Income                                                        $     6,018,742     $    4,949,880     $   4,253,653
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Equity in Undistributed Net Earnings of Subsidiary               (4,114,257)        (3,224,485)       (2,741,374)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                               1,904,485          1,725,395         1,512,279
-----------------------------------------------------------------------------------------------------------------------
Cash Flow from Financing Activities:
Dividends Paid                                                           (793,899)          (754,788)         (700,815)
Purchases of Treasury Stock                                              (951,042)        (1,355,921)         (947,516)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                  (1,744,941)        (2,110,709)       (1,648,331)
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Non-Interest-Bearing Deposits with
   Subsidiary Bank                                                        159,544           (385,314)         (136,052)
Non-Interest Bearing Deposits with Subsidiary Bank,
   Beginning of Year                                                      491,005            876,319         1,012,371
-----------------------------------------------------------------------------------------------------------------------
Non-Interest-Bearing Deposits with Subsidiary Bank,
   End of Year                                                    $       650,549     $      491,005     $     876,319
=======================================================================================================================

NOTE K. COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------------------------------------------

As of December 31, 2001, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

-------------------------------------------------------------
2002............................................ $    199,683
2003............................................      201,328
2004............................................      194,906
2005............................................      148,376
2006............................................      109,867
Subsequent to 2007..............................      808,849
-------------------------------------------------------------
Total........................................... $  1,663,009
=============================================================

A number of leases include escalation provisions relating to real estate taxes and expenses.

Rental expenses for all leases on premises and equipment amounted to $394,463 in 2001, $383,615 in 2000, and $366,217 in 1999.

The Bank is required to maintain reserve balances with the Federal Reserve Bank of New York for reserve and clearing purposes. The average amount of these reserve balances for the year-ended December 31, 2001 was $815,505.

At December 31, 2001, the Bank has a $4,000,000 unsecured overnight line of credit from M & T Bank. The rate of interest is determined at drawdown and is payable the next banking day.

At December 31, 2001, the Bank has a $1,500,000 unsecured overnight line of credit from J.P. Morgan Chase. The rate of interest is determined at drawdown and is payable the next banking day.

NOTE L. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

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

Fair value estimates do not apply to the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments in accordance with generally accepted accounting principles. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, deferred income taxes, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Bank to disclose estimated fair values of its financial instruments. SFAS 107 was amended in October, 1994 by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". Financial Instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted price, or one exists. Fair value estimates, methods and assumptions are set forth below for the Bank's financial instruments.

CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD, DIVIDEND PAYABLE AND OTHER LIABILITIES
Cash, due from banks, Federal funds sold, dividend payable, and other liabilities because of their short-term nature, have been valued at their respective carrying vales.

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

NOTE M. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------------------------------

On October 16, 2001, the Bank entered into a $4,000,000 Security Sold Under Agreement to Repurchase (REPO) with Salomon Smith Barney. The REPO rate is 2.47% and the maturity date is October 16, 2002. The REPO is secured by a U.S. Government Agency with a stated interest rate of 0.00%. The estimated fair value for this security was $4,484,250 and is held at Salomon Smith Barney. Interest is payable quarterly.

On May 24, 2000, the Bank entered into a $5,000,000 Security Sold Under Agreement to Repurchase (REPO) with Morgan Stanley Dean Witter, Inc. The REPO rate is 7.19% and the maturity date is May 24, 2001. The REPO is secured by a U.S. Government Agency with a stated interest rate of 7.225% and by two Mortgage-Backed Securities with stated interest rates of 8.00% and 5.50%. The estimated fair value for these securities was $6,074,000 and are held at Morgan Stanley Dean Witter, Inc. Interest is payable quarterly.

During 2001 and 2000, the average balance outstanding was $2,816,438 and $3,032,787, respectively.

NOTE N. OTHER BORROWINGS
-------------------------------------------------------------------------------

FEDERAL HOME LOAN BANK OF NEW YORK
The Bank has available to it, under various lines of credit from the Federal Home Loan Bank of New York (FHLBNY). The borrowing limit at the Federal Home Loan Bank of New York (FHLBNY) is calculated on 25% of the Bank's total average assets and is subject to specific collateral requirements.

At December 31, 2001, the outstanding balances on these lines of credit totaled $35,000,000. The outstanding balance consisted of the following advances:

.. Repo Convertible Rate Advance dated March 13, 2001 in the amount of $5,000,000, maturity date March 14, 2011 bearing an interest rate of 4.69%. On March 13, 2004 and quarterly thereafter on each payment date, FHLBNY has the option to convert this Convertible Advance with four business days prior notice into replacement funding for the same or lesser principal amount based on any advance then offered by FHLBNY at the current market rates. Advance is not prepayable. Interest is payable quarterly on the 13th of June, September, December and March.

.. Repo Convertible Rate Advance dated January 15, 1999 in the amount of $5,000,000, maturity date January 15, 2009 bearing an interest rate of 4.935%. On January 15, 2004 and quarterly thereafter on each payment date, FHLBNY has the option to convert this Convertible Advance with four business days prior notice into replacement funding for the same or lesser principal amount based on any advance then offered by FHLBNY at the current market rates. Advance is not prepayable. Interest is payable quarterly on the 15th of April, July, October and January.

.. Fixed Rate Advance dated November 15, 2001 in the amount of $5,000,000, maturity date November 15, 2002, bearing an interest rate of 2.54%. Advance is not prepayable. Interest is payable monthly.

.. Fixed Rate Advance dated January 8, 2001 in the amount of $10,000,000, maturity date January 8, 2002, bearing an interest rate of 5.35%. Advance is not prepayable. Interest is payable monthly.

.. Fixed Rate Advance dated December 3, 1999 in the amount of $3,000,000, maturity date December 3, 2002 bearing an interest rate of 6.56%. Interest payments are due on the 1st of each month. Advance is not prepayable.

.. Fixed Rate Advance dated November 8, 1999 in the amount of $7,000,000, maturity date November 14, 2003 bearing an interest rate of 6.40%. Advance is not prepayable. Interest is payable semi-annually on May 15th and November 15th.

The borrowings are secured by securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA). The maturity dates of these securities range from April 2005 to August 2030, with coupon interest rates paying between 7.33% and 5.00%. Total estimated fair value of the securities at December 31, 2001 was $5,933,281. These securities are held in safekeeping at the Federal Home Loan Bank of New York.

These borrowings were also secured by residential mortgages. The average maturity is 30 years. The average interest rate is approximately 7.70%. Total estimated fair value of these residential mortgages at December 31, 2001, was approximately $47,100,000.

The average balance of Other Borrowings for 2001 was $33,223,788 and the maximum outstanding amount at any month end was $35,000,000.

At December 31, 2000, the outstanding balances on these lines of credit totaled $28,500,000. The outstanding balance consisted of the following advances:

.. Repo Convertible Rate Advance dated January 15, 1999 in the amount of $5,000,000, maturity date January 15, 2009 bearing an interest rate of 4.935%. On January 15, 2004 and quarterly thereafter on each payment date, FHLBNY has the option to convert this Convertible Advance with four business days prior notice into replacement funding for the same or lesser principal amount based on any advance then offered by FHLBNY at the current market rates. Advance is not prepayable. Interest is payable quarterly on the 15th of April, July, October and January.

.. Fixed Rate Advance dated December 6, 2000 in the amount of $10,000,000, maturity date January 8, 2001, bearing an interest rate of 6.64%. Advance is not prepayable, interest payable at maturity.

.. Fixed Rate Advance dated November 8, 1999 in the amount of $7,000,000, maturity date November 14, 2003 bearing an interest rate of 6.40%. Advance is not prepayable. Interest is payable semi-annually on May 15th and November 15.th

.. Fixed Rate Advance dated December 3, 1999 in the amount of $3,000,000, maturity date December 3, 2002 bearing an interest rate of 6.56%. Interest payments are due on the 1st of each month. Advance is not prepayable.

.. Overnight line of credit dated December 29, 2000 in the amount of $3,000,000, maturity date of January 2, 2001, bearing an interest rate of 6.60%. Advance is not prepayable and interest is payable at maturity.

.. Overnight line of credit dated December 29, 2000 in the amount of $500,000, maturity date of January 2, 2001, bearing an interest rate of 6.35%. Advance is not prepayable and interest is payable at maturity.

The borrowings were secured by a U.S. Treasury Note, Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA) securities. The maturity dates of these securities range from July 2004 to February 2008, with coupon interest rates paying between 6.57% and 6.00%. Total estimated fair value of the securities at December 31, 2000 was $5,440,000. These securities are held in safekeeping at the Federal Home Loan Bank of New York.

These borrowings were also secured by residential mortgages. The average maturity is 30 years. The average interest rate is 10%. Total estimated fair value of these residential mortgages at December 31, 2000, was $35,208,927.

The average balance of Other Borrowings for 2000 was $29,481,854 and the maximum outstanding amount at any month end was $38,000,000.

At December 31, 2001 and 2000, the estimated fair value of Other Borrowings approximated cost.

J.P. MORGAN CHASE
At December 31, 2001, the Bank borrowed $750,000 against the Bank's $1,500,000 unsecured overnight line of credit from J.P. Morgan Chase. The rate of interest was 2.00% and was payable the next banking day.

At December 31, 2000, the amount borrowed against the Bank's $1,500,000 unsecured overnight line of credit from J.P. Morgan Chase was zero.

Future maturities of Other Borrowings are as follows as of December 31, 2001:

2002.........................................................   $  18,750,000
2003.........................................................       7,000,000
2004.........................................................      10,000,000
-----------------------------------------------------------------------------
Total........................................................   $  35,750,000
=============================================================================

NOTE O. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
-------------------------------------------------------------------------------
CREDIT RISK
-----------

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. At December 31, 2001 the Bank's total commitments to extend credit were $5,064,000 at fixed rates and $26,258,560 at variable rates. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 33 performance standby letters of credit totaling $3,472,287 as of December 31, 2001. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

Residential mortgage loans which have been sold in the secondary market present off-balance sheet risk to the Bank in the form of first payment buyback obligation. This buyback obligation commences with the date of sale of the loan to the investor. During 2001, one residential mortgage loan was sold, and therefore the value of the buyback obligation at December 31, 2001 was $85,522. There were no mortgage loan sales during 2000.

NOTE P. REGULATORY MATTERS
-------------------------------------------------------------------------------

In January 1989, the Board of Governors of the Federal Reserve Bank issued guidelines for the implementation of risk-based capital requirements by U.S. Banks and bank holding companies. These guidelines have been revised along with minimum leverage ratios also set by the Federal Reserve Bank. The Bank's capital remains extremely strong by all regulatory guidelines. The following is a listing of the Bank's required and actual capital ratios.

                          2001 Actual(%)  2000 Actual(%)  Required(%)
---------------------------------------------------------------------
Tier I                              9.38            9.72         6.00
Tier II                             1.08            1.09           **
Total Risk-Based Capital           10.46           10.95        10.00
Leverage Ratio                      7.73            7.54         4.00

**Tier II Capital is limited to maximum of 100% of Tier 1 Capital.

NOTE Q. DISCLOSURE OF SUMMARIZED INFORMATION OF ASSETS, LIABILITIES, AND RESULTS OF OPERATIONS OF SMTB FINANCIAL GROUP, LLC., ACCOUNTED FOR ON THE EQUITY METHOD
-------------------------------------------------------------------------------

The Bank has a 50% interest in SMTB Financial Group, LLC (SMTB), which was formed to sell insurance and investment products. The investment amounted to $35,207 and $2,500 at December 31, 2001 and 2000, respectively.

The combined results of operations and financial position of the Bank's equity basis investment are summarized below:

                                                       December 31,
Condensed Income Statement Information:             2001         2000
---------------------------------------------------------------------

Commission Revenue                         $      92,218   $   81,332
Net Income                                        65,415       62,408
Bank's Equity in Net Income of Affiliates         32,707       31,204

Condensed Balance Sheet Information:
   Current Assets                                 74,857        5,000
---------------------------------------------------------------------
   Total Assets                                   74,857        5,000
Current Liabilities                                4,443            0
---------------------------------------------------------------------
Equity                                            70,414            0
---------------------------------------------------------------------
   Total Liabilities and Equity            $      74,857   $    5,000
=====================================================================

NOTE R. DEFERRED INCENTIVE PLAN FOR EXECUTIVE OFFICERS AND DIRECTORS
-------------------------------------------------------------------------------

The Bank has adopted a non-tax qualified retirement plan for certain executives and directors. While the Plan is to be funded from the general assets of the Company, life insurance policies were acquired for the purpose of serving as the primary funding source. A participating executive and director may receive an annual award based upon the bank's Return on Equity and Earnings for each plan year. The award will be deferred into an account and the award will be credited with interest at a rate based upon the growth rate of the stock for the plan year. The benefit may be paid in 180 equal monthly installments or a lump sum at Normal Retirement. If the participant attains the age of 55 and has completed 20 years of service, he may elect Early Retirement and may receive the balance in the deferral account on the Early Retirement Date. In case of the participant's Early Termination prior to Early Retirement, the Executive is entitled to receive a benefit equal to his or her vested portion of the Deferral Account balance on the Termination Date. In the event of the participant's termination of employment due to disability, the participant may request to receive a disability benefit equal to the Deferral Account Balance at the date of Termination. The Deferred Incentive Plan has five executives and five director participants. Total contributions accrued under the Plan for the year 2001 and 2000 were $89,049 and $83,355. At December 31, 2001 and 2000, the cash values of these policies were $5,519,800 and $5,248,600 and the liability accrued for the benefits payable under the Plan was $184,277.

The Bank has a similar supplemental life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary.

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------

To the Board of Directors
   and Stockholders of
Smithtown Bancorp

We have audited the accompanying consolidated balance sheets of Smithtown Bancorp as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Smithtown Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithtown Bancorp at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Albrecht, Viggiano, Zureck & Company, P.C.
Hauppauge, New York
January 22, 2002

CORPORATE DIRECTORY


SMITHTOWN BANCORP AND       BANK OF SMITHTOWN                        BANK OF SMITHTOWN
BANK OF SMITHTOWN

BOARD OF DIRECTORS          OFFICERS                                 MAIN OFFICE AND CORPORATE
Bradley E. Rock, Chairman   Bradley E. Rock                          HEADQUARTERS
Patricia C. Delaney         Chairman, President                      SMITHTOWN, NY 11787-2828
Patrick A. Given            & Chief Executive Officer                One East Main Street (631) 360-9300
Edith Hodgkinson
Augusta Kemper              Anita M. Florek                          BANKING OFFICES
Sanford C. Scheman          Executive Vice President                 CENTEREACH, NY 11720-3501
Robert W. Scherdel          & Chief Financial Officer                1919 Middle Country Road (631) 585-6644
Manny Schwartz
Barry M. Seigerman          Robert J. Anrig                          COMMACK, NY 11725-3097
                            Executive Vice President                 2020 Jericho Turnpike (631) 543-7400
Attmore Robinson, Jr.,      & Chief Lending Officer
Director Emeritus                                                    HAUPPAUGE, NY 11788-4346
                            Thomas J. Stevens                        548 Route 111 (631) 265-7922
SMITHTOWN BANCORP           Executive Vice President
                            & Chief Commercial Lending Officer       KINGS PARK, NY 11754-3811
OFFICERS                                                             14 Park Drive (631) 269-4900
Bradley E. Rock             John A. Romano
Chairman, President         Executive Vice President                 LAKE GROVE, NY 11755-2107
& Chief Executive Officer   & Chief Retail Officer                   2921 Middle Country Road (631) 588-0700

Anita M. Florek             Patricia Guidi                           NORTHPORT, NY 11768-3151
Executive Vice President    Senior Vice President, Operations        836 Fort Salonga Road (631) 262-1353
& Treasurer
                            Edward Benedetto                         EAST SETAUKET, NY 11733-3455
Rosanna Dill                Senior Vice President & Comptroller      184 N. Belle Mead Rd. (631) 689-1221
Vice President
                            Ellen M. Drinkwine                       SHAREHOLDER INFORMATION
Judith Barber               Vice President, Marketing & Training
Corporate Secretary                                                  REGISTRAR AND TRANSFER AGENT
                            Rosanna Dill                             Bank of Smithtown
INDEPENDENT AUDITORS        Vice President, Human Resources          One East Main Street
                                                                     Smithtown, New York 11787-2801
Albrecht, Viggiano,         Daniel J. Viola
Zureck & Company, P.C.      Vice President, Information Technology   DIVIDEND REINVESTMENT PLAN
25 Suffolk Court                                                     Smithtown Bancorp's Dividend Reinvestment
Hauppauge, NY 11788         Susan Ladone                             Plan extends to shareholders an inexpensive
                            Vice President, Consumer Lending         and convenient method of acquiring
GENERAL COUNSEL                                                      additional shares of stock through reinvesting
                            Robert Staron                            dividends and/or making optional cash
Patricia C. Delaney, Esq.   Vice President                           payments without brokerage commission or
                                                                     service charges. For enrollment information,
                            John R. Emanuele                         please contact Rosanna Dill at: (631)360-
                            Vice President                           9398.

                            Helene Caspar                            DIRECT DEPOSIT OF DIVIDENDS
                            Vice President                           Direct deposit of dividends provides a
                                                                     convenient and safe way for shareholders to
                            Stacy L. Germano                         receive their dividends. Shareholders can
                            Trust Officer                            automatically have their dividends deposited
                                                                     to a Bank of Smithtown checking, savings or
                            Assistant Trust Officers                 money market account, or to any other
                            Annette Puglia                           financial institution that provides Automated
                            Carol Schofield                          Clearing House Services. For enrollment
                                                                     information, please contact Rosanna Dill at:
                            Assistant Vice President                 (631) 360-9398.
                            John Schneider
                            Sharon Wittschen                         INVESTOR RELATIONS
                                                                     Shareholders seeking information about the
                            Judith Barber                            company or the annual report may contact
                            Corporate Secretary & Cashier            the Corporate Secretary, Smithtown
                                                                     Bancorp, One East Main Street, Smithtown
                                                                     NY 11787-2828, (631) 360-9300.

                                                                     Further information can also be found by
                                                                     visiting our web site at
                                                                     www.bankofsmithtown.com. The company's
                                                                     shares are traded on the OTC Bulletin Board
                                                                     under the symbol SMTB.