Form 10-Q
period 2002-03-31
SMITHTOWN BANCORP INC
filed 2002-05-14
CIK 747345

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2002
                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,535,767 Shares of Common stock ($1.25 Par Value) Outstanding as of March 31, 2002.

                                SMITHTOWN BANCORP

                                      INDEX


Part I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
     Item 1. Financial Statements

         Consolidated Balance Sheets
              March 31, 2002 and December 31, 2001 ....................       2

         Consolidated Statements of Income
              Three months ended March 31, 2002 and 2001 ..............       3

         Consolidated Statements of Comprehensive Income
              Three months ended March 31, 2002 and 2001 ..............       4

         Consolidated Statements of Changes in Stockholders' Equity
              Three months ended March 31, 2002 and 2001 ..............       5

         Consolidated Statements of Cash Flows
              Three months ended March 31, 2002 and 2001 ..............       6

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...............................        7

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ... 8-10

     Item 4. Notes to Consolidated Financial Statements ...................   11

     Item 5. Signatures ......................................................12

Part II - OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Change in Securities and Use Proceeds - Not Applicable

     Item 3. Defaults under Senior Securities - None

     Item 4. Submission of Matters to Vote of Security Holders

     At the April 16, 2002 Annual Meeting of Shareholders the following matter was voted upon in addition to the election of three (3) directors.

     1. A propsal to ratify the appointment of Albrecht, Viggiano, Zureck & Company, P.C. as independent auditors for the year end December 31, 2002. Voting results; Votes cast for 1,175,038, against or withheld 29,148, Abstentions and broker non-votes 2,264.

     Item 5. Other Information - None

     Item 6. Exhibits and reports on Form 8-K - None


SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                           As of
                                                                                             March 31, 2002      December 31, 2001
____________________________________________________________________________________________________________________________________
Assets
Cash and Due from Banks ..............................................................           $ 11,617,879           $ 10,911,762
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ....................................................                812,272                922,879
     Obligations of State and Political Subdivisions .................................              3,629,223              3,667,584
                                                                                                 ------------           ------------
      Total (Estimated Fair Value $4,595,534 and $4,738,416 ..........................              4,441,495              4,590,463
           at 3/31/02 and 12/31/01)
   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies .........................................              9,620,112             12,258,138
     Mortgage - Backed Securities ....................................................             23,145,909             26,053,874
     Oligations of State and Political Subdivisions ..................................             20,829,144             20,399,573
     Other Securities ................................................................              4,002,500              4,007,500
                                                                                                 ------------           ------------
       Total (At Estimated Fair Value) ...............................................             57,597,665             62,719,085
                                                                                                 ------------           ------------
     Total Investment Securities .....................................................             62,039,160             67,309,548
         (Estimated Fair Value $62,193,199  and  $67,457,501 at
            3/31/02 and 12/31/01)
Federal Funds Sold ...................................................................             10,674,715                 40,327
Loans ................................................................................            300,897,907            282,090,123
     Less: Unearned Discount .........................................................                275,014                350,885
              Reserve for Possible Loan Losses .......................................              3,330,179              3,091,585
                                                                                                  -----------           ------------
Loans, Net ...........................................................................            297,292,714            278,647,653
Equity Investment in SMTB ............................................................                 14,472                 35,207
Bank Premises and Equipment ..........................................................              6,799,552              5,001,407
Other Assets
     Other Real Estate Owned .........................................................                730,354                730,353
     Other ...........................................................................             18,987,782             17,544,644
                                                                                                 ------------           ------------
Total Assets .........................................................................           $408,156,628           $380,220,901
                                                                                                 ============           ============
Liabilities
Deposits:
     Demand ..........................................................................           $ 67,849,348           $ 67,011,152
     Money Market ....................................................................            109,298,478            100,499,126
     NOW .............................................................................             26,821,222             23,091,022
     Savings .........................................................................             39,315,305             36,965,936
     Time Deposits ...................................................................             80,658,076             84,374,808
                                                                                                 ------------           ------------
       Total .........................................................................            323,942,429            311,942,044
Dividend Payable .....................................................................                230,581                200,103
Other Borrowed Funds .................................................................             53,000,000             39,750,000
Other Liabilities ....................................................................              2,429,998              1,329,971
                                                                                                 ------------           ------------
     Total ...........................................................................            379,603,008            353,222,118

Stockholders' Equity
Common Stock - $1.25 Par Value: ( 7,000,000 Shares ...................................              2,239,775              2,239,775
     Authorized; 1,791,820 Shares Issued)
Accumulated Other Comprehensive Income ...............................................                129,763                 95,645
Surplus ..............................................................................              1,993,574              1,993,574
Retained Earnings ....................................................................             30,433,373             28,765,704
                                                                                                 ------------           ------------
     Total ...........................................................................             34,796,485             33,094,698
     Less: Treasury Stock (256,053 and 252,563 shares at cost) .......................              6,242,865              6,095,915
                                                                                                 ------------           ------------
     Total ...........................................................................             28,553,620             26,998,783
                                                                                                 ------------           ------------
Total Liabilities and Capital ........................................................           $408,156,628           $380,220,901
                                                                                                 ============           ============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                     For Three Months Ended
                                                                                             March 31, 2002         March 31, 2001
____________________________________________________________________________________________________________________________________
Interest Income
Interest and Fees on Loans .........................................................         $5,491,554               $5,176,467
Interest and Dividends on:
     Obligations of U.S. Government ................................................                  0
     Obligations of U.S. Government Agencies .......................................            115,938                  179,920
     Mortgage - Backed Securities ..................................................            375,024                  372,215
     Obligations of State & Political Subdivisions .................................            274,004                  185,695
     Other Debt Securities .........................................................             77,650                    3,651
Interest on Federal Funds Sold .....................................................             28,651                   81,077
Interest on Balances Due From Depository Institutions ..............................                285                    1,263
Other Interest Income ..............................................................             26,708                   79,137
                                                                                            -----------              -----------
     Total Interest Income .........................................................          6,389,814                6,079,425
                                                                                            -----------              -----------
Interest Expense
Money Market Accounts ..............................................................            445,506                  810,594
Savings ............................................................................             74,999                  113,661
Time  Deposits $100,000 and Over ...................................................            337,276                  301,004
Other Time Deposits ................................................................            451,419                  836,041
Interest on Other Borrowed Money ...................................................            441,821                  472,402
                                                                                             ----------              -----------
     Total Interest Expense ........................................................          1,751,021                2,533,702
                                                                                             ----------              -----------
Net Interest Income ................................................................          4,638,793                3,545,723
Provision for Possible Loan Losses .................................................            210,000                  210,000
                                                                                             ----------              -----------
Net Interest Income After Provision for Possible
  Loan Losses ......................................................................          4,428,793                3,335,723
                                                                                             ----------              -----------
Other Non - Interest Income
Trust Department Income ............................................................            110,063                  112,191
Service Charges on Deposit Accounts ................................................            424,834                  454,535
Other Income .......................................................................            772,817                  500,556
Net Securities Transactions ........................................................                  0                   19,271
                                                                                             ----------              -----------
     Total Other Non - Interest Income .............................................          1,307,714                1,086,553
                                                                                             ----------              -----------
Other Operating Expenses
Salaries ...........................................................................          1,276,028                1,121,549
Pension and Other Employee Benefits ................................................            263,937                  263,124
Net Occupancy Expense of Bank Premises .............................................            236,738                  260,608
Furniture and Equipment Expense ....................................................            222,713                  222,120
Miscellaneous Operating Expense ....................................................            789,055                  613,113
                                                                                             ----------               ----------
     Total Other Operating Expense .................................................          2,788,471                2,480,514
                                                                                             ----------               ----------
Income Before Income Taxes .........................................................          2,948,036                1,941,762
Provision for Income Taxes .........................................................          1,059,051                  693,972
                                                                                             ----------               ----------
Income Before Net Income from Equity Investment ....................................          1,888,985                1,247,790
Net Income from Equity Investment ..................................................              9,265                   10,497
                                                                                             ----------               ----------
     Net Income ....................................................................         $1,898,250               $1,258,287
                                                                                             ==========               ==========
Earnings Per Share
Net Income .........................................................................         $     1.23               $     0.81
Cash Dividends Declared ............................................................         $     0.15               $     0.13
Weighted Average Shares Outstanding ................................................         $1,538,170               $1,562,874



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                  For Three Months Ended March 31,
                                                                                                       2002                 2001
____________________________________________________________________________________________________________________________________
Net Income .................................................................................          $1,898,250          $1,258,287
                                                                                                      ----------          ----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain(Loss) Arising During the Period ...............................              58,824             573,247
     Less:  Reclassification Adjustment for Gains Included in Net Income ...................                   0                  --
                                                                                                      ----------          ----------
                                                                                                          58,824             573,247
     Income Tax Related to Other Comprehensive Income ......................................              24,706             240,764
                                                                                                      ----------          ----------
     Other Comprehensive Income, Net of Tax ................................................              34,118             332,483
                                                                                                      ----------          ----------
          Total Comprehensive Income .......................................................          $1,932,368          $1,590,770
                                                                                                      ==========          ==========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                            Cost of     Accumulated
                                           Common Stock                                     Common         Other             Total
                                       Shares                   Capital       Retained      Stock in    Comprehensive  Stockholders'
                                     Outstanding     Amount     Surplus       Earnings      Treasury    Income (Loss)       Equity
                                    -----------------------------------------------------------------------------------------------

Balance at 12/31/00 ...........      1,567,214    $ 2,239,775   $ 1,993,574  $ 23,498,921   $(5,144,873)  $  (196,117)  $22,391,280
Comprehensive Income:
   Net Income .................                                                1,258,287                                  1,258,287
   Other Comprehensive Income,
     Net of Tax ...............                                                                                332,483      332,483
                                                                                                                          ----------
     Total Comprehensive Income                                                                                           1,590,770
   Cash Dividends  Declared ...                                                 (202,504)                                  (202,504)
Treasury Stock Purchases ......        (4,743)                                                 (301,415)                   (301,415)
                                    ------------------------------------------------------------------------------------------------
Balance at 3/31/01 ............     1,562,471    $ 2,239,775   $ 1,993,574  $ 24,554,704   $(5,446,288)  $    136,366   $23,478,131
                                    ================================================================================================

Balance at 12/31/01 ...........     1,539,257    $ 2,239,775   $ 1,993,574  $ 28,765,704   $(6,095,915)  $     95,645   $26,998,783
Comprehensive Income:
   Net Income  ................                                                1,898,250                                  1,898,250
   Other Comprehensive Income,
     Net of Tax                                                                                                34,118        34,118
                                                                                                                         -----------
     Total Comprehensive Income                                                                                           1,932,368
   Cash Dividends  Declared ...                                                 (230,581)                                  (230,581)
Treasury Stock Purchases               (3,490)                                                (146,950)                    (146,950)
                                    ------------------------------------------------------------------------------------------------
Balance at 3/31/02                  1,535,767    $ 2,239,775   $ 1,993,574  $ 30,433,373   $(6,242,865)  $    129,763   $28,553,620
                                    ================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                  For Three Months Ended March 31,
                                                                                                     2002                 2001
____________________________________________________________________________________________________________________________________
Cash Flows from Operating Activities
Net Income .................................................................................       $  1,898,250        $  1,258,287
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation on Premises and Equipment ..............................................            117,128             131,566
       Provision for Possible Loan Losses ..................................................            210,000             210,000
       Net Loss on Sale of Investment Securities ...........................................                  0             (19,271)
       Amortization of Transition Obligation ...............................................                  0              16,788
       Increase in Interest Payable ........................................................            112,969              74,371
       Increase in Miscellaneous Payables and Accrued Expenses .............................             96,864              74,693
       Increase in Fees and Commissions Receivable .........................................            (13,290)            (17,542)
       Increase (Decrease) in Interest Receivable ..........................................           (318,968)            352,872
       Decrease in Prepaid Expenses ........................................................           (612,757)           (556,726)
       Decrease in Miscellaneous Receivable ................................................           (332,154)           (246,471)
       Increase in Income Taxes Receivable .................................................            960,443             645,371
       Decrease in Deferred Taxes ..........................................................           (114,187)           (138,773)
       (Increase) Decrease in Accumulated Post Retirement Benefit Obligation ...............              6,528             (10,203)
       Amortization of Investment Security Premiums and Accretion of Discounts .............            (61,844)           (185,339)
       Net Gain on Investment in SMTB Financial Group, LLC .................................             (9,265)                  0
       Increase in Cash Surrender Value of Officer's Life Insurance Policies ...............           (153,266)           (127,551)
                                                                                                   ------------        ------------
       Cash Provided by Operating Activities ...............................................          1,786,451           1,462,072
                                                                                                   ------------        ------------
Cash Flows from Investing Activities
       Proceeds from Disposition of Mortgage-Backed Securities:
         Held to Maturity ..................................................................            110,607              71,453
         Available for Sale ................................................................          2,855,884           2,347,303
       Proceeds from Disposition of Other Investment Securities:
         Held to Maturity ..................................................................             35,911              86,959
         Available for Sale ................................................................          2,581,750          10,180,591
       Purchase of Mortgage-Backed Securities
         Available for Sale ................................................................                  0         (10,212,500)
       Purchase of Other Investment Securities:
         Available for Sale ................................................................           (193,096)         (2,000,000)
       Federal Funds Sold, Net .............................................................        (10,634,388)         (7,500,000)
       Loans Made to Customers, Net ........................................................        (18,855,062)        (10,725,457)
       Investment in SMTB Financial Group, LLC .............................................                  0             (10,497)
       Distribution from SMTB Financial Group, LLC .........................................             30,000                   0
       Purchase of Premises and Equipment ..................................................         (1,915,273)           (294,667)
                                                                                                   ------------        ------------
       Cash Used by Investing Activities ...................................................        (25,983,667)        (18,056,815)
                                                                                                   ------------        ------------
Cash Flows from Financing Activities
       Net Increase in Demand Deposits, NOW and Savings Accounts ...........................         15,717,118          10,055,953
       Net Increase (Decrease) in Time Accounts ............................................         (3,716,732)          4,329,458
       Cash Dividends Paid .................................................................           (200,103)           (188,522)
       Securities Sold Under Agreements to Repurchase and Other Borrowings, Net ............         13,250,000           1,500,000
       Purchase of Treasury Stock ..........................................................           (146,950)           (301,414)
                                                                                                   ------------        ------------
       Cash Provided by Financing Activities ...............................................         24,903,333          15,395,475
                                                                                                   ------------        ------------
       Net Increase (Decrease) in Cash and Due from Banks ..................................            706,117          (1,199,268)
       Cash and Due from Banks, Beginning of Period ........................................         10,911,762           8,953,761
                                                                                                   ------------        ------------
       Cash and Due from Banks, End of Period ..............................................       $ 11,617,879        $  7,754,493
                                                                                                   ============        ============
Supplemental Disclosures of Cash Flow Information
     Cash Paid During Period for:
       Interest ............................................................................       $    282,472        $    346,604
       Income Taxes ........................................................................            212,525             187,372

Schedule of Noncash Investing Activities
     Unrealized Gain (Loss) on Securities Available for Sale ...............................             58,824             573,247


Management's Discussion and Analysis of Financial Condition and Results of Operation
This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by the use of the words 'believe', 'expect', 'anticipate', 'project', 'estimate', 'will be', 'will continue', 'will likely result', or similar expressions. The Company's ability to predict results of the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company as well as its subsidiaries include but are not limited to changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principals and guidelines, and governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's performance.

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

Bank of Smithtown is a one-bank holding company formed in 1984. Its income is derived primarily from the operations of its subsidiary, Bank of Smithtown. The Bank's Balance Sheet remained very strong during first quarter 2002. Total assets grew by 7.35% from $380,220,901 to $408,156,628 during the period from December 31, 2001 to March 31, 2002. The majority of this growth was in the loan portfolio, which increased in size by 6.67%. Federal funds sold also increased significantly from $40,327 at December 31, 2001 to $10,674,715 at March 31. Loans now represent 73.72% of total assets, with investments comprising 15.20%. Real estate loans continue to be the largest component of the loan portfolio, representing 91.03% of total loans. Yields on interest earning assets remain stable despite the continued pressure of low market rates. Loans, investment securities and federal funds sold yielded 8.12%, 6.04%, and 1.65%, respectively. The bank's net interest margin of 5.69% remains high compared to peers, and is higher than the 5.33% margin of first quarter 2001. The overall yield on interest earning assets was 7.61% for the first quarter of 2001, as compared to 8.77% for the same period in 2001. Bank premises and equipment also increased significantly due to the bank's new Setauket office. The branch store is the first of our branches that features the new retail concept in design and functionality. The store opened during late February, and has exceeded goals for new deposits as of March 31, 2002. The liability side of the Balance Sheet also saw changes during first quarter. Total deposits increased from $311,942,044 to $323,942,429 or 3.85% with the largest increase in NOW accounts and Money Market accounts. Other borrowed funds increased by 33.33%, as Federal Home Loan advances continued to be priced at rates comparable and at times lower than deposit acquisition costs. Average cost of these borrowed funds for the first quarter of 2002 was 3.45%. The bank's overall cost of funds was 2.34%. The 5.76% growth in stockholders' equity was the result of net income of $1,898,250, dividends declared of $230,581, and a repurchase of common shares totaling
$146,950. Other comprehensive income also increased by $34,118 due to the continued low interest rate environment. All ratios remain very strong for the period with Return on Average Assets of 1.93 compared to 1.58 during first quarter 2001 and Return on Average Equity of 27.34 compared to 22.88 for the same period in 2001. Leverage capital at March 31, 2002 and 2001 was 7.14 and
7.03 respectively. Total Risk Based Capital was 10.14 and 10.82 for the first quarter of 2002 and 2001.

Net income for the first quarter 2002 reached an all time record high of $1,898,250 compared to $1,258,287, for the period ended March 31, 2001, an increase of 50.86%. Earnings per share for the quarter were $1.23 compared to $.81 for the same period last year. In line with the increase in loan volume, interest income on loans increased by 6.09%. Interest expense decreased from $2,533,702 to $1,751,021 or 30.89%. Non interest income increased by $221,162 or
20.35% for the period ended March 31, 2002 compared to the same period in 2001. This large increase is primarily the result of increased fee income on debit cards. The Provision for Possible Loan Losses, a direct charge to earnings, remained at $210,000 for the three month period in 2002 and 2001. Management is confidant that the reserve for loan loss account provides adequate coverage for any known losses in the loan portfolio. Asset quality remains high. Other operating expenses increased by 12.42% due to increased salary and benefit expenses as well as increased advertising and business development expenses related to the opening of the new branch store.

As we enter second quarter, management remains very optimistic about the bank's performance during 2002. Plans continue for increased branch presence on Long Island this year as well as in future years.

Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at March 31, 2002. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money Market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.



                                                                  Expected Maturity Between

                                           4/1/02 - 12/31/02       1/1/03 - 12/31/03       1/1/04 - 12/31/04       1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                Weighted                Weighted               Weighted
                                                      Average                 Average                 Average                Average
(In Thousands)                            Balance    Rate (%)      Balance   Rate (%)      Balance   Rate (%)      Balance  Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Other Financial Instruments
Interest Earning Assets
Investments
    Available for Sale (Fair Value)      $11,104      5.34        $  463      4.00       $ 1,679        4.61     $ 3,480     5.19
    Held to Maturity (Book Value)          1,384      5.67           735      5.40           252        5.11         427     5.09
Federal Funds Sold                            40      1.65             0                       0                       0
Loans:
    Fixed Rate
      Real Estate Loans, Construction          0                       0                     175        9.50           0
      Real Estate Loans, Other
        Commercial                             6     10.50           400      9.10           172        8.77       5,970     8.51
        Residential                           33     10.05            35     11.54           293        8.49         349     8.76
      Commercial and Industrial Loans      4,058      8.04           449      9.08           759        9.43       1,301    10.15
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures          131      9.80           263     10.82           531       10.95         406    11.47
      All Other Loans (Including Overdrafts) 123      0.00             0                       0                       0
    Variable Rate
      Real Estate Loans, Construction     45,353      6.21             0                       0                       0
      Real Estate Loans, Other
        Commercial                         7,139      8.22        12,718      7.94        21,395        7.95      24,044    8.47
        Residential                       15,050      4.97         1,102      7.96         3,750        7.96         438    8.10
      Commercial and Industrial Loans     12,276      5.98           210      8.34         1,329        6.55         592    7.42
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures            0                       0                       0                       0
                                       ----------                --------                -------                --------
        Total Interest Earning Assets    $96,697                 $16,375                 $30,335                $ 37,007
                                       ==========                ========                =======                =========



                                                       Expected Maturity Between

                                           1/1/06 - 12/31/06              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted                  Weighted
                                                              Average                   Average     Fair
(In Thousands)                                  Balance       Rate (%)    Balance       Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------
Other Financial Instruments
Interest Earning Assets

Investments
    Available for Sale (Fair Value)             $    573      4.33        $ 40,298      5.45       57,598
    Held to Maturity (Book Value)                    661      5.19             983      6.35        4,596
Federal Funds Sold                                     0                         0                     40
Loans:
    Fixed Rate
      Real Estate Loans, Construction                  0                        21      8.75          198
      Real Estate Loans, Other
        Commercial                                   294     11.70          15,364      8.03       22,498
        Residential                                3,359      7.75          38,193      7.60       42,851
      Commercial and Industrial Loans              1,283      9.43             715      9.12        4,557
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures                  267     11.37             805      9.40        2,309
      All Other Loans (Including Overdrafts)           0                         0
    Variable Rate
      Real Estate Loans, Construction                  0                         0
      Real Estate Loans, Other
        Commercial                                37,528      8.11          31,232      7.93      127,840
        Residential                                5,757      8.29           3,408      7.00       14,550
      Commercial and Industrial Loans                406      7.66           1,099      8.07        3,665
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures                    0                        42      8.75           42
                                              ----------                 ---------
        Total Interest Earning Assets           $ 50,128                  $132,160
                                              ==========                 =========

                                                                  Expected Maturity Between

                                           4/1/02 - 12/31/02     1/1/03 - 12/31/03    1/1/04 - 12/31/04    1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted              Weighted             Weighted              Weighted
                                                      Average              Average              Average               Average
(In Thousands)                            Balance    Rate (%)   Balance    Rate (%)  Balance    Rate (%)    Balance   Rate (%)
-----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities

Deposits
    Savings                             $   5,897      0.62     $  7,863     0.62     $  7,863    0.62      $  7,863    0.62
    Money Market                           40,987      1.73       68,311     1.73            0                     0
    NOW                                     4,023      0.30        5,364     0.30        5,364    0.30         5,364    0.30
    Time Deposits of 100,000 or more       25,615      2.50        1,756     2.14        2,005    6.22         5,378    6.81
    Other Time Deposits                    21,988      3.27        5,527     2.48        4,568    4.46         9,099    6.72
Other Borrowings                           27,000      2.56        7,000     6.40       19,000    3.40             0
                                          --------              --------             ----------             ---------
    Total Interest Bearing Liabilities  $ 125,510               $ 95,821              $ 38,800              $ 27,704
                                         =========              ========             ==========             =========

                                                       Expected Maturity Between

                                           1/1/06 - 12/31/06              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted               Weighted
                                                      Average                Average     Fair
(In Thousands)                          Balance       Rate (%)   Balance     Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities

Deposits
    Savings                             $   7,863      0.62     $  1,966     0.62         39,315
    Money Market                                0                      0                 109,298
    NOW                                     5,364      0.30        1,342     0.30         26,821
    Time Deposits of 100,000 or more        1,080      5.07          442     4.31         36,276
    Other Time Deposits                     2,365      4.81          835     4.16         44,382
Other Borrowings                                0                      0                  53,000
                                          --------              --------
    Total Interest Bearing Liabilities  $  16,672               $  4,585
                                         =========              ========


Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2002, and its results of operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


Investment Securities

         Fair Value:

                March 31, 2002           $62,193,199
                December 31, 2001        $67,457,501

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMITHTOWN BANCORP



May 13, 2002
                                                    /s/ Bradley E. Rock
                                                    ___________________________
                                                    Bradley E. Rock, President
                                                    and Chief Exective Officer


May 13, 2002
                                                    /s/ Anita M. Florek
                                                    __________________________
                                                    Anita M. Florek,Executive
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer