Form 10-Q
period 2002-06-30
SMITHTOWN BANCORP INC
filed 2002-08-13
CIK 747345

Washington, D.C. 20549
                               ------------------------

                                    FORM 10-Q
                               ------------------

             X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2002

                               ------------------

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the Laws of New York State


        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:1,535,767 Shares of Common stock ($1.25 Par Value) Outstanding as of August 6, 2002.

                                   SMITHTOWN BANCORP

                                         INDEX


Part I - FINANCIAL INFORMATION                                     PAGES
                                                                   ------
Item 1.    Financial Statements

           Consolidated Balance Sheets
                June 30, 2002 and December 31, 2001                   3

           Consolidated Statements of Income
                Three months ended June 30, 2002 and 2001             4

           Consolidated Statements of Income
                Six months ended June 30, 2002 and 2001               5

           Consolidated Statements of Comprehensive Income
                Three months ended June 30, 2002 and 2001             6

           Consolidated Statements of Comprehensive Income
                Six months ended June 30, 2002 and 2001               7

           Consolidated Statements of Changes in Stockholders' Equity
                Three months ended June 30, 2002 and 2001             8

           Consolidated Statements of Changes in Stockholders' Equity
                Six months ended June 30, 2002 and 2001               9

           Consolidated Statements of Cash Flows
                Three months ended June 30, 2002 and 2001             10

           Consolidated Statements of Cash Flows
                Six months ended June 30, 2002 and 2001               11

Item 2.    Notes to Consolidated Financial Statements                 12

Item 3.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                 13 - 14

Item 4.    Quantitative and Qualitative Disclosures About Market Risk 15 - 17

Item 5.    Signatures                                                      18

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities and Use of Proceeds - Not Applicable

Item 3.    Defaults under Senior Securities - None

Item 4.    Submission of Matters to Vote of Security Holders

     At the April 16, 2002 Annual Meeting of Shareholders the following matters were voted upon in addition to the election of three (3) directors.

     1. A proposal to ratify the appointment of Albrecht, Viggiano, Zureck & Company, P.C. as independent auditors for the year ending December 31, 2002. Voting results; Votes cast for 1,175,038, against or withheld 29,148, Abstentions and broker non-votes 2,264

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K                                19

           (a) Exhibits

               Exhibit Number Referred to     Description of Exhibit
               Item 601 of Regulation 5-K
                        99.1                  Certification of Chief Executive
                                              Officer pursuant to 18 U.S.C
                                              Section 1350

                        99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C
                                              Section 1350

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                                                                             As of
                                                                                                June 30, 2002      December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks ..............................................................           $  9,349,471           $ 10,911,762
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ....................................................                734,960                922,879
     Obligations of State and Political Subdivisions .................................              3,325,264              3,667,584
                                                                                                  -----------           ------------
      Total (Estimated Fair Value $4,227,944 and $4,738,416
           at 6/30/02 and 12/31/01, respectively) ....................................              4,060,224              4,590,463
                                                                                                  -----------           ------------
   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies .........................................             12,993,353             12,258,138
     Mortgage - Backed Securities ....................................................             20,790,054             26,053,874
     Oligations of State and Political Subdivisions ..................................             20,003,604             20,399,573
     Other Securities ................................................................              4,072,500              4,007,500
                                                                                                  -----------           ------------
        Total (At Estimated Fair Value) ...............................................            57,859,511             62,719,085
                                                                                                  -----------           ------------
      Total Investment Securities (Estimated Fair Value $62,087,455
         and  $67,457,501 at 6/30/02 and 12/31/01, respectively) .....................             61,919,735             67,309,548
                                                                                                  -----------           ------------
Federal Funds Sold ...................................................................             10,986,116                 40,327
Loans ................................................................................            328,054,836            282,090,123
     Less: Unearned Discount .........................................................                207,061                350,885
              Reserve for Possible Loan Losses .......................................              3,559,598              3,091,585
                                                                                                  -----------           ------------
Loans, Net ...........................................................................            324,288,177            278,647,653
                                                                                                  -----------           ------------
Equity Investment in SMTB Financial Group, LLC .......................................                 27,423                 35,207
Bank Premises and Equipment ..........................................................              7,374,605              5,001,407
Other Assets
     Other Real Estate Owned .........................................................                730,353                730,353
     Other ...........................................................................             19,339,290             17,544,644
                                                                                                  -----------           ------------
     Total Assets ....................................................................           $434,015,170           $380,220,901
                                                                                                 ============           ============
Liabilities
Deposits:
     Demand ..........................................................................           $ 70,382,698           $ 67,011,152
     Money Market ....................................................................            118,067,940            100,499,126
     NOW .............................................................................             27,126,045             23,091,022
     Savings .........................................................................             40,101,680             36,965,936
     Time Deposits ...................................................................             92,917,754             84,374,808
                                                                                                  -----------           ------------
       Total .........................................................................            348,596,117            311,942,044
Dividend Payable .....................................................................                230,365                200,103
Other Borrowed Funds .................................................................             53,000,000             39,750,000
Other Liabilities ....................................................................              1,432,477              1,329,971
                                                                                                  -----------           ------------
     Total ...........................................................................            403,258,959            353,222,118
                                                                                                  -----------           ------------
Stockholders' Equity
Common Stock - $1.25 Par Value,  7,000,000 Shares ....................................              2,239,775              2,239,775
     Authorized; 1,791,820 Shares Issued
Accumulated Other Comprehensive Income ...............................................                498,987                 95,645
Surplus ..............................................................................              1,993,574              1,993,574
Retained Earnings ....................................................................             32,266,740             28,765,704
                                                                                                  -----------           ------------
     Total ...........................................................................             36,999,076             33,094,698
     Less: Treasury Stock (256,053 and 252,563 shares at cost) .......................              6,242,865              6,095,915
                                                                                                  -----------           ------------
     Total ...........................................................................             30,756,211             26,998,783
                                                                                                  -----------           ------------
     Total Liabilities and Capital ...................................................           $434,015,170           $380,220,901
                                                                                                 ============           ============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                               For the Three Months Ended June 30,
                                                                                                    2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest on Loans ...................................................................            $ 5,809,990            $ 5,189,440
Interest and Dividends on:
     Obligations of U.S. Government Agencies ........................................                135,704                128,472
     Mortgage - Backed Securities ...................................................                321,722                501,774
     Obligations of State & Political Subdivisions ..................................                267,152                190,287
     Other Debt Securities ..........................................................                 77,650                 40,150
Interest on Federal Funds Sold ......................................................                 28,914                129,620
Interest on Balances Due From Depository Institutions ...............................                    228                    875
Other Interest Income ...............................................................                 31,744                 69,585
                                                                                                   ---------             ----------
     Total Interest Income ..........................................................              6,673,104              6,250,203
                                                                                                   ---------             -----------
Interest Expense
Money Market Accounts ...............................................................                467,265                759,186
Savings .............................................................................                 76,935                113,159
Time  Deposits $100,000 and Over ....................................................                274,911                487,060
Other Time Deposits .................................................................                515,421                668,640
Interest on Other Borrowed Money ....................................................                445,550                467,883
                                                                                                   ---------            -----------
     Total Interest Expense .........................................................              1,780,082              2,495,928
                                                                                                   ---------            -----------
Net Interest Income .................................................................              4,893,022              3,754,275
Provision for Possible Loan Losses ..................................................                250,000                210,000
                                                                                                   ---------            -----------
Net Interest Income After Provision for Possible Loan Losses ........................              4,643,022              3,544,275
                                                                                                   ---------            -----------
Other Non - Interest Income
Trust Department Income .............................................................                 92,228                114,863
Service Charges on Deposit Accounts .................................................                488,095                398,084
Other Income ........................................................................                862,696                509,095
Net Securities Transactions .........................................................                      0                 (5,234)
                                                                                                   ---------            -----------
     Total Other Non - Interest Income ..............................................              1,443,019              1,016,808
                                                                                                   ---------            -----------
Other Operating Expenses
Salaries ............................................................................              1,452,790              1,096,046
Pension and Other Employee Benefits .................................................                261,448                178,445
Net Occupancy Expense of Bank Premises ..............................................                279,888                239,911
Furniture and Equipment Expense .....................................................                254,957                217,937
Miscellaneous Operating Expense .....................................................                676,731                583,538
                                                                                                   ---------            -----------
     Total Other Operating Expense ..................................................              2,925,814              2,315,877
                                                                                                   ---------            -----------
Income Before Income Taxes ..........................................................              3,160,227              2,245,206
Provision for Income Taxes ..........................................................              1,109,444                812,208
                                                                                                   ---------            -----------
Income Before Net Income from Equity Investment .....................................              2,050,783              1,432,998
Net Income from Equity Investment ...................................................                 12,950                  9,060
                                                                                                 -----------            -----------
     Net Income .....................................................................            $ 2,063,733            $ 1,442,058
                                                                                                 ===========            ===========
Earnings Per Share
Net Income ..........................................................................            $      1.34            $      0.93
Cash Dividends Declared .............................................................            $      0.30            $      0.26
Weighted Average Shares Outstanding .................................................              1,536,962              1,557,702


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                For the Six Months Ended June 30,
                                                                                                  2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest on Loans ....................................................................           $11,301,544            $10,365,907
Interest and Dividends on:
     Obligations of U.S. Government Agencies .........................................               251,642                308,392
     Mortgage - Backed Securities ....................................................               696,746                873,989
     Obligations of State & Political Subdivisions ...................................               541,156                375,982
     Other Debt Securities ...........................................................               155,300                 43,801
Interest on Federal Funds Sold .......................................................                57,565                210,697
Interest on Balances Due From Depository Institutions ................................                   512                  2,138
Other Interest Income ................................................................                58,452                148,722
                                                                                                  ----------             ----------
     Total Interest Income ...........................................................            13,062,917             12,329,628
                                                                                                  ----------             ----------
Interest Expense
Money Market Accounts ................................................................               912,771              1,569,780
Savings ..............................................................................               151,934                226,820
Time  Deposits $100,000 and Over .....................................................               612,187                788,064
Other Time Deposits ..................................................................               966,840              1,504,681
Interest on Other Borrowed Money .....................................................               887,371                940,285
                                                                                                   ---------             ----------
     Total Interest Expense ..........................................................             3,531,103              5,029,630
                                                                                                   ---------             ----------
Net Interest Income ..................................................................             9,531,814              7,299,998
Provision for Possible Loan Losses ...................................................               460,000                420,000
                                                                                                   ---------              ---------
Net Interest Income After Provision for Possible Loan Losses .........................             9,071,814              6,879,998
                                                                                                   ---------             ----------
Other Non - Interest Income
Trust Department Income ..............................................................               202,291                227,054
Service Charges on Deposit Accounts ..................................................               912,929                852,619
Other Income .........................................................................             1,635,513              1,009,652
Net Securities Transactions ..........................................................                     0                 14,037
                                                                                                   ---------              ---------
     Total Other Non - Interest Income ...............................................             2,750,733              2,103,362
                                                                                                   ---------              ---------
Other Operating Expenses
Salaries .............................................................................             2,728,818              2,217,595
Pension and Other Employee Benefits ..................................................               525,385                441,569
Net Occupancy Expense of Bank Premises ...............................................               516,626                500,519
Furniture and Equipment Expense ......................................................               477,670                440,057
Miscellaneous Operating Expense ......................................................             1,465,785              1,196,651
                                                                                                   ---------              ---------
     Total Other Operating Expense ...................................................             5,714,284              4,796,391
                                                                                                   ---------              ---------
Income Before Income Taxes ...........................................................             6,108,263              4,186,969
Provision for Income Taxes ...........................................................             2,168,495              1,506,180
                                                                                                   ---------              ---------
Income Before Net Income from Equity Investment ......................................             3,939,768              2,680,789
Net Income from Equity Investment ....................................................                22,215                 19,556
                                                                                                   ---------              ---------
Net Income ...........................................................................           $ 3,961,983            $ 2,700,345
                                                                                                   =========              =========
Earnings Per Share
Net Income ...........................................................................           $      2.58            $      1.73
Cash Dividends Declared ..............................................................           $      0.30            $      0.26
Weighted Average Shares Outstanding ..................................................             1,536,962              1,557,702



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                  For Three Months Ended June 30,
                                                                                                    2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Net Income .................................................................................          $2,063,733          $1,442,058
                                                                                                      ----------          ----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain Arising During the Period .....................................             636,593             125,443
     Less:  Reclassification Adjustment for Gains Included in Net Income ...................                   0                   0
                                                                                                      ----------          ----------
                                                                                                         636,593             125,443
     Income Tax Related to Other Comprehensive Income ......................................             267,369              52,686
                                                                                                      ----------          ----------
     Other Comprehensive Income, Net of Tax ................................................             369,224              72,757
                                                                                                      ----------          ----------
          Total Comprehensive Income .......................................................          $2,432,957          $1,514,815
                                                                                                      ==========          ==========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                   For Six Months Ended June 30,
                                                                                                    2002                  2001
-----------------------------------------------------------------------------------------------------------------------------------
Net Income ...............................................................................         $ 3,961,983          $ 2,700,345
                                                                                                   -----------          -----------
Other Comprehensive Income Before Tax:
     Unrealized Holding Gain Arising During the Period ...................................             695,417              698,690
     Less:  Reclassification Adjustment for Gains Included in Net Income .................                   0                    0
                                                                                                   -----------          -----------
                                                                                                       695,417              698,690
     Income Tax Related to Other Comprehensive Income ....................................             292,075              293,450
                                                                                                   -----------          -----------
     Other Comprehensive Income Net of Tax ...............................................             403,342              405,240
                                                                                                   -----------          -----------
          Total Comprehensive Income .....................................................         $ 4,365,325          $ 3,105,585
                                                                                                   ===========          ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                           Cost of       Accumulated
                                        Common Stock                                       Common           Other          Total
                                      Shares                    Capital      Retained      Stock in     Comprehensive  Stockholders'
                                    Outstanding    Amount       Surplus      Earnings      Treasury         Income         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at 3/31/01 ............     1,557,728   $ 2,239,775   $ 1,993,574  $24,554,704   $(5,446,288)   $   136,366    $23,478,131
Comprehensive Income:
   Net Income .................                                              1,442,058                                   1,442,058
   Other Comprehensive Income,
     Net of Tax ...............                                                                              72,757         72,757
                                                                                                                       ------------
     Total Comprehensive Income                                                                                          1,514,815
   Cash Dividends Declared ....                                              (201,581)                                    (201,581)
Treasury Stock Purchases ......        (7,108)                                              (239,054)                     (239,054)
                                    ------------------------------------------------------------------------------------------------
Balance at 6/30/01 ............     1,550,620   $ 2,239,775  $  1,993,574  $25,795,181   $(5,685,342)   $   209,123    $24,552,311
                                    ================================================================================================


Balance at 3/31/02 ............     1,535,767   $ 2,239,775  $  1,993,574  $30,433,373   $(6,242,865)   $   129,763    $28,553,620
Comprehensive Income:
   Net Income .................                                              2,063,733                                   2,063,733
   Other Comprehensive Income,
     Net of Tax ...............                                                                             369,224        369,224
                                                                                                                       ------------
      Total Comprehensive Income                                                                                         2,432,957
   Cash Dividends Declared ....                                               (230,366)                                   (230,366)
                                    ------------------------------------------------------------------------------------------------
Balance at 6/30/02............     1,535,767   $ 2,239,775   $  1,993,574  $32,266,740   $(6,242,865)   $   498,987    $30,756,211
                                    ================================================================================================

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                         Cost of      Accumulated
                                      Common Stock                                       Common         Other            Total
                                    Shares                    Capital       Retained     Stock in     Comprehensive   Stockholders'
                                  Outstanding     Amount      Surplus       Earnings     Treasury     Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at 1/1/01                  1,567,214   $ 2,239,775  $ 1,993,574  $ 23,498,921   $(5,144,873)   $  (196,117)   $ 22,391,280
Comprehensive Income:
   Net Income                                                               2,700,345                                    2,700,345
   Other Comprehensive Income,
     Net of Tax                                                                                            405,240         405,240
                                                                                                                      --------------
    Total Comprehensive Income                                                                                           3,105,585
   Cash Dividends  Declared                                                  (404,085)                                    (404,085)
Treasury Stock Purchases             (16,594)                                              (540,469)                      (540,469)
                                    ------------------------------------------------------------------------------------------------
Balance at 6/30/01                 1,550,620   $ 2,239,775  $ 1,993,574  $ 25,795,181   $(5,685,342)   $   209,123    $ 24,552,311
                                    ================================================================================================


Balance at 1/1/02                  1,539,257   $ 2,239,775  $ 1,993,574  $28,765,704    $(6,095,915)   $    95,645   $ 26,998,783
Comprehensive Income:
   Net Income                                                              3,961,983                                    3,961,983
   Other Comprehensive Income,
     Net of Tax                                                                                            403,342        403,342
                                                                                                                      -------------
     Total Comprehensive Income                                                                                         4,365,325
   Cash Dividends  Declared                                                 (460,947)                                    (460,947)
Treasury Stock Purchases              (3,490)                                              (146,950)                     (146,950)
                                  --------------------------------------------------------------------------------------------------
Balance at 6/30/02                 1,535,767   $ 2,239,775  $ 1,993,574  $32,266,740    $(6,242,865)   $   498,987   $ 30,756,211
                                  ==================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                   For Three Months Ended June 30,
                                                                                                       2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Net Income ...............................................................................        $  2,063,733         $  1,442,058
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation on Premises and Equipment ................................................             162,401              138,292
   Provision for Possible Loan Losses ....................................................             250,000              210,000
   Net Loss on Sale of Investment Securities .............................................                   0                5,235
   Amortization of Transition Obligation .................................................              67,422                5,358
   Increase(Decrease)in Interest Payable .................................................              21,844             (144,990)
   Decrease in Miscellaneous Payables and Accrued Expenses ...............................             (75,269)             (75,381)
   Increase in Fees and Commissions Receivable ...........................................             (13,290)             (18,850)
   (Increase)Decrease in interest Receivable .............................................              70,494              ( 7,056)
   (Increase)Decrease in Prepaid Expenses ................................................              85,437             (279,778)
   Increase in Miscellaneous Receivable ..................................................            (322,492)          (3,931,678)
   Increase in Income Taxes Receivable ...................................................            (922,616)            (585,894)
   Increase in Deferred Taxes ............................................................             (95,540)             (99,898)
   Decrease in Accumulated Post Retirement Benefit Obligation ............................             (63,166)             (35,158)
   Amortization of Investment Security Premiums and Accretion of Discounts ...............             (44,920)            (115,736)
   Net Gain on Investment in SMTB Financial Group, LLC ...................................             (12,951)              (9,059)
   Increase in Cash Surrender Value of Officer's Life Insurance Policies .................            (369,222)            (132,717)
                                                                                                  ------------         ------------
   Cash Provided(Used) by Operating Activities ...........................................             801,865           (3,635,252)
                                                                                                  ------------         -------------
Cash Flows from Investing Activities
    Proceeds from Disposition of Mortgage-Backed Securities:
     Held to Maturity ....................................................................              77,312               89,621
     Available for Sale ..................................................................           2,538,847            2,586,483
   Proceeds from Disposition of Other Investment Securities:
     Held to Maturity ....................................................................             450,894              122,043
     Available for Sale ..................................................................           1,070,436            8,145,699
   Purchase of Other Investment Securities:
     Available for Sale ..................................................................          (3,196,551)          (8,083,950)
     Held to Maturity   ..................................................................            (140,000)                   0
   Federal Funds Sold, Net ...............................................................            (311,401)          (5,103,844)
   Loans Made to Customers, Net ..........................................................         (27,245,463)         (16,696,483)
   Purchase of Premises and Equipment ....................................................            (737,453)            (455,385)
                                                                                                  ------------         ------------
   Cash Used by Investing Activities .....................................................         (27,493,379)         (19,395,816)
                                                                                                  ------------         ------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, NOW and Savings Accounts .............................          12,394,010           18,417,392
   Net Increase in Time Accounts .........................................................          12,259,679            9,594,660
   Cash Dividends Paid ...................................................................            (230,583)            (202,504)
   Securities Sold Under Agreements to Repurchase and Other Borrowings, Net ..............                   0           (5,000,000)
   Purchase of Treasury Stock ............................................................                   0             (239,054)
                                                                                                  ------------         ------------
    Cash Provided by Financing Activities ................................................          24,423,106           22,570,494
                                                                                                  ------------         ------------
   Net Decrease in Cash and Due from Banks ...............................................          (2,268,408)            (460,574)
   Cash and Due from Banks, Beginning of Period ..........................................          11,617,879            7,754,493
                                                                                                  ------------         ------------
   Cash and Due from Banks, End of Period ................................................        $  9,349,471         $  7,293,919
                                                                                                  ============         ============
Supplement Disclosures of Cash Flow Information
  Cash Paid During Period for:
   Interest ..............................................................................        $    529,853         $    616,948
   Income Taxes ..........................................................................           2,127,600            1,498,000

Schedule of Noncash Investing Activities
Unrealized Gain on Securities Available for Sale .........................................             636,593              125,443



SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                    For Six Months Ended June 30,
                                                                                                       2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .................................................................................       $  3,961,983        $  2,700,345
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation on Premises and Equipment ................................................            279,528             269,858
     Provision for Possible Loan Losses ....................................................            460,000             420,000
     Net Gain Loss on Sale of Investment Securities ......................................                    0             (14,037)
     Amortization of Transition Obligation .................................................             67,422              22,146
     Increase (Decrease) in Interest Payable ...............................................            134,813             (70,619)
     Increase(Decrease)in Miscellaneous Payables and Accrued Expenses ......................             51,869                (687)
     Increase in Fees and Commissions Receivable ...........................................            (26,580)            (36,392)
     (Increase) Decrease in Interest Receivable ............................................           (248,475)            345,816
     Increase in Prepaid Expenses ..........................................................           (527,319)           (836,504)
     Increase in Miscellaneous Receivable ..................................................           (654,656)         (4,178,149)
     Decrease in Income Taxes Receivable ...................................................             37,827              59,479
     Increase in Deferred Taxes ............................................................           (209,728)           (238,671)
     Decrease in Accumulated Post Retirement Benefit Obligation ............................            (56,638)            (45,361)
     Amortization of Investment Security Premiums and Accretion of Discounts ...............           (106,764)           (301,075)
     Net Gain on Investment in SMTB Financial Group, LLC ...................................            (22,215)            (19,556)
     Increase in Cash Surrender Value of Officer's Life Insurance Policies .................           (522,488)           (260,268)
                                                                                                   ------------        ------------
     Cash Provided (Used) by Operating Activities ..........................................          2,618,579          (2,183,675)
                                                                                                   ------------        ------------
Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ....................................................................            187,919             161,074
       Available for Sale ..................................................................          5,394,731           4,933,786
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ....................................................................            486,805             209,002
       Available for Sale ..................................................................          3,652,186          18,326,290
     Purchase of Mortgage-Backed Securities
       Available for Sale ..................................................................                  0         (10,212,500)
     Purchase of Other Investment Securities:
       Held to Maturity   ..................................................................           (140,000)                  0
       Available for Sale ..................................................................         (3,389,647)        (10,083,950)
     Federal Funds Sold, Net ...............................................................        (10,945,789)        (12,603,844)
     Loans Made to Customers, Net ..........................................................        (46,100,525)        (27,421,940)
     Distribution from SMTB Financial Group, LLC ...........................................             30,000                   0
     Purchase of Premises and Equipment ....................................................         (2,652,726)           (750,052)
                                                                                                   ------------        ------------
     Cash Used by Investing Activities .....................................................        (53,477,046)        (37,442,134)
                                                                                                   ------------        ------------
Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW and Savings Accounts .............................         28,111,128          28,473,343
     Net Increase in Time Accounts .........................................................          8,542,946          13,924,118
     Cash Dividends Paid ...................................................................           (460,948)           (391,026)
     Securities Sold Under Agreements to Repurchase and Other Borrowings, Net ..............         13,250,000          (3,500,000)
     Purchase of Treasury Stock ............................................................           (146,950)           (540,468)
                                                                                                   ------------        ------------
     Cash Provided by Financing Activities .................................................         49,296,176          37,965,967
                                                                                                   ------------        ------------
     Net Decrease in Cash and Due from Banks ...............................................         (1,562,291)         (1,659,842)
     Cash and Due from Banks, Beginning of Period ..........................................         10,911,762           8,953,761
                                                                                                   ------------        ------------
     Cash and Due from Banks, End of Period ................................................       $  9,349,471        $  7,293,919
                                                                                                   ============        ============
Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period for:
     Interest ..............................................................................       $    812,325        $    963,552
     Income Taxes ..........................................................................          2,340,125           1,685,372

Schedule of Noncash Investing Activities
   Unrealized Gain on Securities Available for Sale ........................................            695,417             698,690

Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2002, and its results of operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the three and six months ended June 30, 2002 and 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements



Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

         Fair Value:
                   June 30, 2002              $62,087,455
                   December 31, 2001          $67,457,501

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

Bank of Smithtown is a one-bank holding company formed in 1984. Its income is derived primarily from the operations of its subsidiary, Bank of Smithtown. The Bank's Balance Sheet remained very strong during the second quarter of 2002. Total assets grew by 6.34% from $408,156,628 to $434,015,170 during the period from April 1, 2002 to June 30, 2002. The majority of this growth was in the loan portfolio, which increased in size during this period by $26,995,463 or 9.08%. Loans now represent 74.72% of total assets, with investments comprising 14.27%. Real estate loans continue to be the largest component of the loan portfolio, representing 90.95% of total loans. Yields on interest earning assets remain stable despite the continued pressure of low market rates. Loans, investment securities and federal funds sold yielded 8.13%, 6.12%, and 1.66%, respectively. The bank's net interest margin of 5.77% remains high compared to peers, and is higher than the 5.24% margin of second quarter 2001. The overall yield on interest earning assets was 7.66% for the second quarter of 2002, as compared to 8.53% for the same period in 2001. During the second quarter of 2002, premises and equipment increased by approximately $575,000, as the Bank purchased new computers and placed additional ATM's into service. As of June 30, 2002, the East Setauket branch continues to exceed management's projected deposit growth. The liability side of the Balance Sheet also saw changes during the second quarter of 2002. Total deposits increased by $24,653,688 or 7.61% with the largest increase in Time Deposits, Money Market and Demand accounts. This increase is directly attributable to very successful promotions to acquire new deposits at market rates. While promotional rates were higher than other funding sources, branch personnel were afforded the opportunity to meet with the customer and discuss the other products offered by the Bank. The Bank's overall cost of funds for the six months ended June 30, 2002 was 2.31%. The 7.71% growth in stockholders' equity was the result of net income of $2,063,733, dividends declared of $230,366. Other comprehensive income also increased by $369,224 due to the continued low interest rate environment. At the end of the second quarter all ratios remain very strong. The Return on Average Assets was 1.94% compared to 1.56% during the same period in 2001. Also, the Return on Average Equity was 27.54% compared to 23.01% for the same period in 2001. Leverage capital at June 30, 2002 and 2001 was 7.55% and 7.35%, respectively. Total Risk Based Capital was 9.87% and 10.57% at the end of the second quarter of 2002 and 2001, respectively.

Net income for the second quarter 2002 reached an all time record high of $2,063,733 compared to $1,442,058, for the three months ended June 30, 2001, an increase of 43.11%. Earnings per share for the quarter were $1.34 compared to $0.93 for the same period last year. In line with the increase in loan volume, interest income on loans increased by 11.96%. Interest expense decreased from $2,495,928 to $1,780,082, or 28.68%. Non-interest income increased by $426,211 or 41.92% for the period ended June 30, 2002 compared to the same period in 2001. This large increase is primarily the result of increased fee income on debit cards, ATM transactions, and account level service charges. The Provision for Possible Loan Losses, a direct charge to earnings, increased to $250,000 for the three-month period ending June 30, 2002, as compared to $210,000 for the three-month period ending June 30, 2002. Management is confidant that the reserve for loan loss account provides adequate coverage for any known losses in the loan portfolio. Asset quality remains high. Other operating expenses increased by 26.34% due to increased salary and benefit expenses as well as increased advertising and business development expenses related to the opening of the new branch store.

As we enter the third quarter, management remains very optimistic about the bank's performance during 2002. Plans continue for increased branch presence on Long Island this year as well as in future years.

Quantitative and Qualitative Disclosures About Market Risk

Liquidity provides the source of funds for anticipated and unanticipated deposit outflow and loan growth. The Bank's primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on Mortgage-Backed Securities, 'unpledged' securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and their market rate of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The method by which the Bank controls its liquidity and interest rate sensitivity is through asset liability management. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Commercial Lending Officer, and the Chief Retail Officer of the Bank serve on the Asset Liability Management Committee. Reports detailing current liquidity position and projected liquidity as well as projected funding requirements are reviewed monthly, or as often as deemed necessary. Semi-annually, the Bank collects the necessary information to run an income simulation model, which tests the Bank's sensitivity to fluctuations in interest rates. These rate fluctuations are large and immediate and actually reflect the Bank's earnings under these simulations. These income simulations are reviewed by the Board of Directors. The first simulation performed during 2002 reflected minimal sensitivity to upward or downward rate fluctuations. Interest income, margins, and net income remain stable regardless of changes in market interest rates. These models then lead to investment, loan, and deposit strategies and decisions for earnings maximization within acceptable risk levels.

The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at June 30, 2002. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money Market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.

                                                                  Expected Maturity Between

                                           7/1/02 - 12/31/02       1/1/03 - 12/31/03       1/1/04 - 12/31/04       1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                Weighted                Weighted               Weighted
                                                      Average                 Average                 Average                Average
                                          Balance    Rate (%)      Balance   Rate (%)      Balance   Rate (%)      Balance  Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Other Financial Instruments Interest
Earning Assets

Investments
    Available for Sale (Fair Value)     $  7,146      5.13        $2,711      5.05       $ 1,844        4.50     $ 3,321     5.01
    Held to Maturity (Book Value)            941      5.44           874      4.90           252        5.10         427     5.09
Federal Funds Sold                        10,986      1.75             0      0.00             0        0.00           0     0.00
Loans:
    Fixed Rate
      Real Estate Loans, Construction          0      0.00             0      0.00           175        9.50           0     0.00
      Real Estate Loans, Other
        Commercial                             0      0.00            58     11.03           155        8.76       5,790     8.51
        Residential                           17     10.16            29     11.54           278        8.50         312     8.72
      Commercial and Industrial Loans      2,796      7.93           285      9.36           802        9.02       1,306     9.66
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures          441      7.33         1,894      6.73           480       10.96         389    11.54
    Variable Rate
      Real Estate Loans, Construction     53,212      6.24             0      0.00             0        0.00           0     0.00
      Real Estate Loans, Other
        Commercial                         6,892      7.80        12,397      7.86        23,080        7.96      20,663    8.40
        Residential                       16,759      4.91           685      7.87           897        7.88         435    8.10
      Commercial and Industrial Loans     12,838      6.03            97      7.42         1,115        6.20         581    6.52
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures            0      0.00             0      0.00             0        0.00           0    0.00
                                       ----------                --------                -------                --------
        Total Interest Earning Assets   $112,028                 $19,030                 $29,078                $ 33,224
                                       ==========                ========                =======                =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)


                                                       Expected Maturity Between

                                           1/1/06 - 12/31/06              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted                  Weighted
                                                              Average                   Average     Fair
                                                Balance       Rate (%)    Balance       Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Other Financial Instruments Interest
Earning Assets

Investments
    Available for Sale (Fair Value)             $    577      4.33        $ 42,261      5.38      $57,860
    Held to Maturity (Book Value)                    661      5.19             905      6.33        4,228
Federal Funds Sold                                     0      0.00               0      0.00       10,986
Loans:
    Fixed Rate
      Real Estate Loans, Construction                  0      0.00              19      8.75          196
      Real Estate Loans, Other
        Commercial                                    59      9.50          18,344      7.90       24,589
        Residential                                  283      7.74          38,144      7.33       39,836
      Commercial and Industrial Loans              1,121      9.48           1,829      7.70        8,200
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures                  237     11.30             389     14.92        3,868
     Variable Rate
      Real Estate Loans, Construction                  0      0.00               0      0.00       53,212
      Real Estate Loans, Other
        Commercial                                40,058      8.12          53,184      7.82      157,720
        Residential                                2,571      7.53           3,633      7.03       25,037
      Commercial and Industrial Loans                387      7.66           2,700      7.17       17,760
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures                    0      0.00              41      8.75           41
                                              ----------                 ---------
        Total Interest Earning Assets           $ 45,954                  $161,449
                                              ==========                 =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT


                                                                  Expected Maturity Between

                                           7/1/02 - 12/31/02     1/1/03 - 12/31/03    1/1/04 - 12/31/04    1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted              Weighted             Weighted              Weighted
                                                      Average              Average              Average               Average
                                          Balance    Rate (%)   Balance    Rate (%)  Balance    Rate (%)    Balance   Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities

Deposits
    Savings                             $   4,010      0.62     $  8,020     0.62     $  8,020    0.62      $  8,020    0.62
    Money Market                           29,516      1.55       59,032     1.55       29,520    1.55             0    0.00
    NOW                                     2,713      0.20        5,426     0.20        5,426    0.20         5,426    0.20
    Time Deposits of 100,000 or more       13,210      2.25        2,473     2.47        3,333    5.27         5,348    6.57
    Other Time Deposits                    14,933      2.69       15,779     2.72       17,895    4.03        10,076    6.65
Other Borrowings                           27,000      2.56        7,000     6.40       19,000    3.40             0
                                          --------              --------             ----------             ---------
    Total Interest Bearing Liabilities  $  91,382               $ 97,730              $ 83,194              $ 28,870
                                         =========              ========             ==========             =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)


                                                       Expected Maturity Between

                                           1/1/06 - 12/31/06              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted               Weighted
                                                      Average                Average     Fair
                                        Balance       Rate (%)   Balance     Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities

Deposits
    Savings                             $   8,020      0.62     $  4,012     0.62     $ 40,102
    Money Market                                0      0.00            0     0.00      118,068
    NOW                                     5,426      0.20        2,709     0.20       27,126
    Time Deposits of 100,000 or more          991      5.03        3,786     4.81       29,141
    Other Time Deposits                     2,434      4.90        2,660     4.52       63,777
Other Borrowings                                0      0.00            0     0.00       53,000
                                          --------              --------
    Total Interest Bearing Liabilities  $  16,871               $ 13,167
                                         =========              ========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMITHTOWN BANCORP

August 13, 2002
                                        /s/ Bradley E. Rock
                                        -------------------------------------
                                        Bradley E. Rock, President and
                                        Chief Executive Officer

August 13, 2002
                                         /s/ Anita M. Florek
                                        -------------------------------------
                                        Anita Florek, Executive Vice President,
                                        Treasurer and Chief Financial Officer

                                                               Exhibit 99.1

                                SMITHTOWN BANCORP
                        Certification of Periodic Report

I, Bradley E. Rock, Chairman, President and Chief Executive Officer of Smithtown Bancorp (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the 'Report')fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and



(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002


                                             /s/ Bradley E. Rock
                                             ------------------------------
                                             Bradley E. Rock
                                             Chairman, President and Chief
                                             Executive Officer Smithtown Bancorp



                                                                Exhibit 99.2

                                SMITHTOWN BANCORP
                        Certification of Periodic Report

I, Anita M. Florek, Executive Vice President and Treasurer of Smithtown Bancorp (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the 'Report')fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002


                                              /s/ Anita M. Florek
                                              -------------------
                                              Anita M. Florek
                                              Executive Vice President
                                              and Treasurer Smithtown Bancorp