Form 10-Q
period 2002-09-30
SMITHTOWN BANCORP INC
filed 2002-11-14
CIK 747345

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the laws of New York State

        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,529,338 Shares of Common Stock ($1.25 Par Value) Outstanding as of November 4, 2002.

                                SMITHTOWN BANCORP

                                      INDEX

Part I - FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

        Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001 ...............     3

        Consolidated Statements of Income
           Three months ended September 30, 2002 and 2001 .........     4

        Consolidated Statements of Income
           Nine months ended September 30, 2002 and 2001 ..........     5

        Consolidated Statements of Comprehensive Income
           Three months ended September 30, 2002 and 2001 .........     6

        Consolidated Statements of Comprehensive Income
           Nine months ended September 30, 2002 and 2001 ..........     7

        Consolidated Statements of Changes in Stockholders' Equity
           Three months ended September 30, 2002 and 2001 .........     8

        Consolidated Statements of Changes in Stockholders' Equity
           Nine months ended September 30, 2002 and 2001 ..........     9

        Consolidated Statements of Cash Flows
           Three months ended September 30, 2002 and 2001 .........    10

        Consolidated Statements of Cash Flows
           Nine months ended September 30, 2002 and 2001 ..........    11

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations. ......................    13-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..  15-17

Item 4. Controls and Procedures                                        18

Part II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Change in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

       (1) Exhibits

        Exhibit Number Referred to      Description of Exhibit
        Item 601 of Regulation S-K

             99.1                       Certification of Chief Executive
                                        Officer pursuant to 18 U.S.C.
                                        Section 1350

             99.2                       Certification of Chief Financial
                                        Officer pursuant to 18 U.S.C.
                                        Section 1350
Signatures

Certifications

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                                 As of                   As of
                                                                                        September 30, 2002       December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Revenue
Assets
Cash and Due from Banks ..............................................................           $ 10,651,216           $ 10,911,762
Investment Securities:
   Investment Securities Held to Maturity
     Mortgage - Backed Securities ....................................................                667,529                922,879
     Obligations of State and Political Subdivisions .................................              2,943,294              3,667,584
                                                                                                 ------------           ------------
       Total(Estimated Fair Value $3,792,120 and $4,738,416 ..........................              3,610,823              4,590,463
           at 9/30/02 and 12/31/01)                                                              ------------           -----------
   Investment Securities Available for Sale
     Obligations of U.S. Government Agencies .........................................             13,343,965             12,258,138
     Mortgage - Backed Securities ....................................................             18,190,530             26,053,874
     Oligations of State and Political Subdivisions ..................................             20,976,125             20,399,573
     Other Securities ................................................................              5,090,300              4,007,500
                                                                                                 ------------           ------------
       Total (At Estimated Fair Value) ...............................................             57,600,920             62,719,085
                                                                                                 ------------           ------------
     Total Investment Securities .....................................................             61,211,743             67,309,548
                                                                                                 ------------           ------------
         (Estimated Fair Value $61,393,040 and  $67,457,501 at 9/30/02 and 12/31/01)
Federal Funds Sold ...................................................................             10,401,243                 40,327
Loans ................................................................................            344,663,805            282,090,123
     Less: Unearned Discount .........................................................                163,339                350,885
              Reserve for Possible Loan Losses .......................................              3,794,160              3,091,585
                                                                                                 ------------           ------------
Loans, Net ...........................................................................            340,706,306            278,647,653
                                                                                                 ------------           ------------
Equity Investment in SMTB Financial Group, LLC. ......................................                 44,054                 35,207
Bank Premises and Equipment ..........................................................              8,201,231              5,001,407
Other Assets
     Other Real Estate Owned .........................................................                730,353                730,353
     Other ...........................................................................             19,762,435             17,544,644
                                                                                                 ------------           ------------

Total Assets .........................................................................           $451,708,581           $380,220,901
                                                                                                 ===========            ============
Liabilities
Deposits:
     Demand ..........................................................................           $ 70,408,865           $ 67,011,152
     Money Market ....................................................................            124,172,148            100,499,126
     NOW .............................................................................             23,380,273             23,091,022
     Savings .........................................................................             43,175,598             36,965,936
     Time Deposits ...................................................................            106,061,735             84,374,808
                                                                                                 ------------           ------------
       Total .........................................................................            367,198,619            311,942,044
Dividend Payable .....................................................................                230,365                200,103
Other Borrowed Funds .................................................................             50,000,000             39,750,000
Other Liabilities ....................................................................              1,701,283              1,329,971
                                                                                                 ------------           ------------
     Total ...........................................................................            419,130,267            353,222,118
                                                                                                 ------------           ------------
Stockholders' Equity
Common Stock - $1.25 Par Value, 7,000,000 Shares .....................................              2,239,775              2,239,775
     Authorized; 1,791,820 Shares Issued
Accumulated Other Comprehensive Income ...............................................                611,774                 95,645
Surplus ..............................................................................              1,993,574              1,993,574
Retained Earnings ....................................................................             33,976,056             28,765,704
                                                                                                 ------------           ------------
     Total ...........................................................................             38,821,179             33,094,698
     Less: Treasury Stock (256,053 and 252,563 shares at cost) .......................              6,242,865              6,095,915
                                                                                                 ------------           ------------
     Total ...........................................................................             32,578,314             26,998,783
                                                                                                 ------------           ------------
Total Liabilities and Capital ........................................................           $451,708,581           $380,220,901
                                                                                                 ============           ============


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                    For Three Months Ended
                                                                                          September 30, 2002      September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest on Loans ....................................................................             $6,183,040             $5,427,974
Interest and Dividends on:
     Obligations of U.S. Government Agencies .........................................                154,006                153,922
     Mortgage - Backed Securities ....................................................                277,031                462,820
     Obligations of State & Political Subdivisions ...................................                264,313                239,285
     Other Debt Securities ...........................................................                 98,211                 40,150
Interest on Federal Funds Sold .......................................................                 22,073                 58,656
Interest on Balances Due From Depository Institutions ................................                    481                    579
Other Interest Income ................................................................                 17,675                 59,838
                                                                                                   ----------             ----------
     Total Interest Income ...........................................................              7,016,830              6,443,224
                                                                                                   ----------             ----------
Interest Expense
Money Market Accounts ................................................................                455,843                636,726
Savings ..............................................................................                 78,713                111,297
Time  Deposits $100,000 and Over .....................................................                344,798                536,944
Other Time Deposits ..................................................................                594,574                634,731
Interest on Other Borrowed Money .....................................................                440,951                422,091
                                                                                                   ----------             ----------
     Total Interest Expense ..........................................................              1,914,879              2,341,789
                                                                                                   ----------             ----------
Net Interest Income ..................................................................              5,101,951              4,101,435
Provision for Possible Loan Losses ...................................................                330,000                210,000
                                                                                                   ----------             ----------
Net Interest Income After Provision for Possible Loan Losses .........................              4,771,951              3,891,435
                                                                                                   ----------             ----------
Other Non - Interest Income
Trust Department Income ..............................................................                 98,354                122,604
Service Charges on Deposit Accounts ..................................................                499,935                399,466
Other Income .........................................................................                676,020                532,404
Net Securities Transactions ..........................................................                 76,865                      0
                                                                                                   ----------             ----------
     Total Other Non - Interest Income ...............................................              1,351,174              1,054,474
                                                                                                   ----------             ----------
Other Operating Expenses
Salaries .............................................................................              1,342,280              1,161,760
Pension and Other Employee Benefits ..................................................                283,441                206,366
Net Occupancy Expense of Bank Premises ...............................................                310,942                250,985
Furniture and Equipment Expense ......................................................                271,795                208,969
Miscellaneous Operating Expense ......................................................                986,068                623,435
                                                                                                   ----------             ----------
     Total Other Operating Expense ...................................................              3,194,526              2,451,515
                                                                                                   ----------             ----------
Income Before Income Taxes ...........................................................              2,928,599              2,494,394
Provision for Income Taxes ...........................................................              1,005,550                884,237
                                                                                                   ----------             ----------
Income Before Net Income from Equity Investment ......................................              1,923,049              1,610,157
Net Income from Equity Investment ....................................................                 16,632                      0
                                                                                                   ----------             ----------
Net Income ...........................................................................             $1,939,681             $1,610,157
                                                                                                   ==========             ==========
Earnings Per Share
Net Income ...........................................................................             $     1.26             $     1.04
Cash Dividends Declared ..............................................................             $     0.15             $     0.13
Weighted Average Shares Outstanding ..................................................              1,535,767              1,547,798


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                                                  For Nine Months Ended
                                                                                         September 30, 2002      September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest on Loans ....................................................................            $17,484,584            $15,793,881
Interest and Dividends on:
     Obligations of U.S. Government Agencies .........................................                405,648                462,314
     Mortgage - Backed Securities ....................................................                973,777              1,336,809
     Obligations of State & Political Subdivisions ...................................                805,469                615,267
     Other Debt Securities ...........................................................                253,511                 83,951
Interest on Federal Funds Sold .......................................................                 79,638                269,353
Interest on Balances Due From Depository Institutions ................................                    993                  2,717
Other Interest Income ................................................................                 76,127                208,560
                                                                                                  -----------            -----------
     Total Interest Income ...........................................................             20,079,747             18,772,852
                                                                                                  -----------            -----------
Interest Expense
Money Market Accounts ................................................................              1,368,614              2,206,506
Savings ..............................................................................                230,647                338,117
Time  Deposits $100,000 and Over .....................................................                956,985              1,325,008
Other Time Deposits ..................................................................              1,561,414              2,139,412
Interest on Other Borrowed Money .....................................................              1,328,322              1,362,376
                                                                                                  -----------            -----------
     Total Interest Expense ..........................................................              5,445,982              7,371,419
                                                                                                  -----------            -----------
Net Interest Income ..................................................................             14,633,765             11,401,433
Provision for Possible Loan Losses ...................................................                690,000                630,000
                                                                                                  -----------            -----------
Net Interest Income After Provision for Possible Loan Losses .........................             13,943,765             10,771,433
                                                                                                  -----------            -----------
Other Non - Interest Income
Trust Department Income ..............................................................                300,645                349,658
Service Charges on Deposit Accounts ..................................................              1,412,864              1,252,085
Other Income .........................................................................              2,311,533              1,561,612
Net Securities Transactions ..........................................................                 76,865                 14,037
                                                                                                  -----------            -----------
     Total Other Non - Interest Income ...............................................              4,101,907              3,177,392
                                                                                                  -----------            -----------

Other Operating Expenses
Salaries .............................................................................              4,071,098              3,379,355
Pension and Other Employee Benefits ..................................................                808,826                647,935
Net Occupancy Expense of Bank Premises ...............................................                827,568                751,504
Furniture and Equipment Expense ......................................................                749,465                649,026
Miscellaneous Operating Expense ......................................................              2,551,853              1,820,086
                                                                                                  -----------            -----------
     Total Other Operating Expense ...................................................              9,008,810              7,247,906
                                                                                                  -----------            -----------
Income Before Income Taxes ...........................................................              9,036,862              6,700,919
Provision for Income Taxes ...........................................................              3,174,045              2,390,417
                                                                                                  -----------            -----------
Income Before Net Income from Equity Investment ......................................              5,862,817              4,310,502
Net Income from Equity Investment ....................................................                 38,847                      0
                                                                                                  -----------            -----------
Net Income ...........................................................................            $ 5,901,664            $ 4,310,502
                                                                                                  ===========            ===========
Earnings Per Share
Net Income ...........................................................................            $      3.84            $      2.77
Cash Dividends Declared ..............................................................            $      0.45            $      0.39
Weighted Average Shares Outstanding ..................................................              1,536,559              1,557,702

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                              For Three Months Ended September 30,
                                                                                                     2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Net Income .........................................................................              $1,939,681              $1,610,157
                                                                                                  ----------              ----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain Arising During the Period .............................                 194,462                 632,417
                                                                                                  ----------              ----------
                                                                                                     194,462                 632,417
     Income Tax Related to Other Comprehensive Income ..............................                  81,675                 265,616
                                                                                                  ----------              ----------
     Other Comprehensive Income, Net of Tax ........................................                 112,787                 366,801
                                                                                                  ----------              ----------
           Total Comprehensive Income ...............................................             $2,052,468              $1,976,958
                                                                                                  ==========              ==========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                               For Nine Months Ended September 30,
                                                                                                        2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Net Income .........................................................................              $5,901,664              $4,310,502
                                                                                                  ----------              ----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain Arising During the Period .............................                 889,878               1,331,105
                                                                                                  ----------              ----------
                                                                                                     889,878               1,331,105
     Income Tax Related to Other Comprehensive Income ..............................                 373,749                 559,064
                                                                                                  ----------              ----------
     Other Comprehensive Income, Net of Tax ........................................                 516,129                 772,041
                                                                                                  ----------              ----------
          Total Comprehensive Income ...............................................              $6,417,793              $5,082,543
                                                                                                  ==========              ==========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                            Cost of     Accumulated
                                          Common Stock                                      Common         Other           Total
                                       Shares                     Capital      Retained     Stock in    Comprehensive  Stockholders'
                                     Outstanding   Amount         Surplus      Earnings     Treasury    Income              Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at 6/30/01 ............     1,550,620   $ 2,239,775   $ 1,993,574   $25,795,181   $(5,685,342)  $  209,123     $24,552,311
Comprehensive Income:
   Net Income .................                                               1,610,157                                  1,610,157
   Other Comprehensive Income,
     Net of Tax ...............                                                                            366,801         366,801
                                                                                                                       ------------
     Total Comprehensive Income                                                                                          1,976,958
   Cash Dividends  Declared ...                                                (201,291)                                  (201,291)
Treasury Stock Purchases ......        (7,387)                                               (266,080)                    (266,080)
                                    ------------------------------------------------------------------------------------------------
Balance at 9/30/01 ............     1,543,233   $ 2,239,775   $ 1,993,574   $27,204,047   $(5,951,422)  $  575,924     $26,061,898
                                    ================================================================================================

Balance at 6/30/02 ............     1,535,767   $ 2,239,775   $ 1,993,574   $32,266,740   $(6,242,865)  $  498,987     $30,756,211
Comprehensive Income:
   Net Income .................                                               1,939,681                                  1,939,681
   Other Comprehensive Income,
     Net of Tax ...............                                                                             112,787        112,787
                                                                                                                       -------------
     Total Comprehensive Income                                                                                          2,052,468
   Cash Dividends  Declared ...                                                (230,365)                                  (230,365)
                                    -----------------------------------------------------------------------------------------------
Balance at 9/30/02 ............     1,535,767    $ 2,239,775  $ 1,993,574   $33,976,056   $(6,242,865)  $   611,774    $32,578,314
                                    ================================================================================================


SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)


                                                                                            Cost of     Accumulated
                                         Common Stock                                       Common         Other           Total
                                      Shares                       Capital     Retained     Stock in    Comprehensive  Stockholders'
                                    Outstanding    Amount         Surplus      Earnings     Treasury    Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------


Balance at 1/1/01 ..............    1,567,214    $ 2,239,775    $ 1,993,574  $23,498,921   $(5,144,873)   $(196,117)    $22,391,280
Comprehensive Income:
   Net Income ..................                                               4,310,502                                  4,310,502
   Other Comprehensive Income,
     Net of Tax ................                                                                           772,041          772,041
                                                                                                                        ------------
     Total Comprehensive Income                                                                                           5,082,543
   Cash Dividends  Declared ....                                                (605,376)                                  (605,376)
Treasury Stock Purchases .......      (16,594)                                                (806,549)                    (806,549)
                                   -------------------------------------------------------------------------------------------------
Balance at 9/30/01 .............    1,550,620   $ 2,239,775    $ 1,993,574   $27,204,047   $(5,951,422)   $ 575,924     $26,061,898
                                   =================================================================================================

Balance at 1/1/02 ..............    1,539,257   $ 2,239,775    $ 1,993,574    $28,765,704  $(6,095,915)   $  95,645     $26,998.783
Comprehensive Income:
   Net Income ..................                                                5,901,664                                 5,901,664
   Other Comprehensive Income,
     Net of Tax ................                                                                            516,129         516,129
                                                                                                                        ------------
     Total Comprehensive Income                                                                                           6,417,793
   Cash Dividends  Declared ....                                                 (691,312)                                 (691,312)
Treasury Stock Purchases .......       (3,490)                                                (146,950)                    (146,950)
                                    ------------------------------------------------------------------------------------------------
Balance at 9/30/02 .............    1,535,767   $ 2,239,775    $ 1,993,574    $33,976,056  $(6,242,865)   $ 611,774     $32,578,314
                                    ================================================================================================

Smithtown Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                             For Three Months Ended September 30 ,
                                                                                                    2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .................................................................................       $  1,939,681        $  1,610,157
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation on Premises and Equipment ...............................................            172,257             132,741
      Provision for Possible Loan Losses ...................................................            330,000             210,000
      Net Gain on Sale of Investment Securities ............................................            (76,865)                  0
      Amortization of Transition Obligation ................................................               (597)                  0
      Increase in Interest Payable .........................................................             75,084              83,741
      Increase in Miscellaneous Payables and Accrued Expenses ..............................             56,739              80,118
      Increase in Fees and Commissions Receivable ..........................................            (13,290)            (32,112)
      Increase in Interest Receivable ......................................................           (464,069)           (546,597)
      Decrease in Prepaid Expenses .........................................................            237,076             505,923
      Decrease in Miscellaneous Receivable .................................................            266,357           5,354,562
      Increase in Income Taxes Receivable ..................................................            189,459             149,797
      Increase in Deferred Taxes ...........................................................           (213,659)           (115,560)
      Increase in Accumulated Post Retirement Benefit Obligation ...........................              5,109               6,195
      Amortization of Investment Security Premiums and Accretion of Discounts ..............            (50,240)            (84,044)
      Net Gain on Investment in SMTB Financial Group, LLC ..................................            (16,632)             (7,653)
      Increase in Cash Surrender Value of Officer's Life Insurance Policies ................           (474,222)           (125,259)
                                                                                                      ----------       -------------
      Cash Provided by Operating Activities ................................................          1,962,188           7,222,009
                                                                                                      ----------       -------------
Cash Flows from Investing Activities
      Proceeds from Disposition of Mortgage-Backed Securities:
        Held to Maturity ...................................................................             67,431              97,571
        Available for Sale .................................................................          2,478,488           2,802,701
      Proceeds from Disposition of Other Investment Securities:
        Held to Maturity ...................................................................            384,045              85,000
        Available for Sale .................................................................          7,021,406           4,082,210
      Purchase of Mortgage-Backed Securities
        Available for Sale .................................................................                  0          (3,999,604)
      Purchase of Other Investment Securities:
        Held to Maturity ...................................................................                  0             (44,000)
        Available for Sale .................................................................         (8,921,811)        (10,216,946)
      Federal Funds Sold, Net ..............................................................            584,874          12,386,727
      Loans Made to Customers, Net .........................................................        (16,648,129)        (15,839,816)
      Purchase of Premises and Equipment ...................................................           (998,883)           (280,224)
                                                                                                    ------------       -------------
      Cash Used by Investing Activities ....................................................        (16,032,579)        (10,926,381)
                                                                                                    ------------       -------------
Cash Flows from Financing Activities
      Net Increase in Demand Deposits, NOW and Savings Accounts ............................          5,458,520           2,447,342
      Net Increase (Decrease) in Time Accounts .............................................         13,143,981          (3,760,613)
      Cash Dividends Paid ..................................................................           (230,365)           (201,581)
      Securities Sold Under Agreements to Repurchase and Other Borrowings, Net .............         (3,000,000)          6,800,000
      Purchase of Treasury Stock ...........................................................                  0            (266,080)
                                                                                                     -----------       -------------
      Cash Provided by Financing Activities ................................................         15,372,136           5,019,068
                                                                                                    -----------        -------------

      Net Increase in Cash and Due from Banks ..............................................          1,301,745           1,314,696
      Cash and Due from Banks, Beginning of Period .........................................          9,349,471           7,293,919
                                                                                                   ------------        -------------
      Cash and Due from Banks, End of Period ...............................................       $ 10,651,216        $  8,608,615
                                                                                                   ============        =============
Supplemental Disclosures of Cash Flow Information
    Cash Paid During Period for:
      Interest .............................................................................       $    431,015        $    379,607
      Income Taxes .........................................................................          1,029,750             850,000

Schedule of Noncash Investing Activities
    Unrealized Gain on Securities Available for Sale .......................................            194,462             632,417

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                               For Nine Months Ended September 30
                                                                                                    2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .....................................................................................     $  5,901,664      $  4,310,502
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation on Premises and Equipment ....................................................          451,785           402,599
     Provision for Possible Loan Losses ........................................................          690,000           630,000
     Net Gain on Sale of Investment Securities .................................................          (76,865)          (14,037)
     Amortization of Transition Obligation .....................................................           66,825            22,146
     Increase in Interest Payable ..............................................................          209,897            13,122
     Increase in Miscellaneous Payables and Accrued Expenses ...................................          108,608            79,431
     Increase in Fees and Commissions Receivable ...............................................          (39,870)          (68,504)
     Increase in Interest Receivable ...........................................................         (712,544)         (200,781)
     Increase in Prepaid Expenses ..............................................................         (290,243)         (330,581)
     (Increase) Decrease in Miscellaneous Receivable ...........................................         (288,299)        1,176,413
     Decrease in Income Taxes Receivable .......................................................          227,286           209,276
     Increase in Deferred Taxes ................................................................         (423,387)         (354,231)
     Increase in Accumulated Post Retirement Benefit Obligation ................................          (51,529)          (39,166)
     Amortization of Investment Security Premiums and Accretion of Discounts ...................         (157,004)         (385,119)
     Net Gain on Investment in SMTB Financial Group, LLC .......................................          (38,847)          (27,209)
     Increase in Cash Surrender Value of Officer's Life Insurance Policies .....................         (996,710)         (385,527)
                                                                                                        ----------     -------------
     Cash Provided by Operating Activities .....................................................        4,580,767         5,038,334
                                                                                                        ----------     -------------
Cash Flows from Investing Activities
     Proceeds from Disposition of Mortgage-Backed Securities:
       Held to Maturity ........................................................................          255,350           258,645
       Available for Sale ......................................................................        7,873,219         7,736,487
     Proceeds from Disposition of Other Investment Securities:
       Held to Maturity ........................................................................          870,850           294,002
       Available for Sale ......................................................................       10,673,592        22,408,500
     Purchase of Mortgage-Backed Securities
       Available for Sale ......................................................................                0       (14,212,104)
     Purchase of Other Investment Securities:
       Held to Maturity ........................................................................         (140,000)          (44,000)
       Available for Sale ......................................................................      (12,311,458)      (20,300,896)
     Federal Funds Sold, Net ...................................................................      (10,360,915)         (217,117)
     Loans Made to Customers, Net ..............................................................      (62,748,654)      (43,261,756)
     Distribution from SMTB Financial Group, LLC ...............................................           30,000                 0
     Purchase of Premises and Equipment ........................................................       (3,651,609)       (1,030,276)
                                                                                                      ------------     -------------
     Cash Used by Investing Activities .........................................................      (69,509,625)      (48,368,515)
                                                                                                      ------------     -------------
Cash Flows from Financing Activities
     Net Increase in Demand Deposits, NOW and Savings Accounts .................................       33,569,648        30,920,685
     Net Increase in Time Accounts .............................................................       21,686,927        10,163,505
     Cash Dividends Paid .......................................................................         (691,313)         (592,607)
     Securities Sold Under Agreements to Repurchase and Other Borrowings, Net...................       10,250,000         3,300,000
     Purchase of Treasury Stock ................................................................         (146,950)         (806,548)
                                                                                                      ------------     -------------
     Cash Provided by Financing Activities .....................................................       64,668,312        42,985,035
                                                                                                      ------------     -------------
     Net Decrease in Cash and Due from Banks ...................................................         (260,546)         (345,146)
     Cash and Due from Banks, Beginning of Period ..............................................       10,911,762         8,953,761
                                                                                                     ------------      -------------
     Cash and Due from Banks, End of Period ....................................................     $ 10,651,216      $  8,608,615
                                                                                                     ============      =============
Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period for:
     Interest ..................................................................................     $  1,243,340      $  1,343,159
     Income Taxes ..............................................................................        3,369,875         2,535,372

Schedule of Noncash Investing Activities
   Unrealized Gain on Securities Available for Sale ............................................          889,879         1,037,657

Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 2002, and its results of operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the three and nine months ended September 30, 2002 and 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


Investment Securities

          Fair Value:

               September 30, 2002    $61,393,040
               December  31, 2001    $67,457,501

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

The Bank's Balance Sheet remained strong during the first three quarters of 2002. Total assets grew by 18.80% from $380,220,901 to $451,708,581 during the period from January 1, 2002 to September 30, 2002. The majority of this growth was in the loan portfolio, which increased in size during this period by $62,058,653 or 22.27%. Loans now represent 75.43% of total assets, with investments comprising 13.55%. Real estate loans continue to be the largest component of the loan portfolio, representing 91.50% of total loans. Yields on interest earning assets through September 30, 2002 remained stable despite the continued pressure of low market rates. Loans, investment securities and federal funds sold yielded 7.95%, 6.07%, and 1.69% through September 30, 2002, respectively. The bank's net interest margin of 5.65% remains high compared to peers, and is higher than the margin through the third quarter of 2001 of 5.29%. The overall yield on interest earning assets was 7.53% through the third quarter of 2002, as compared to 8.40% for the same period in 2001. During the first nine months of 2002, premises and equipment increased by approximately $3,200,000. This change is attributable to the opening of two branches. From the period January 1, 2002 to September 30, 2002, the liability side of the Balance Sheet increased by $65,908,149. Total deposits increased by $55,256,575 or 17.71% with the largest increase in Time Deposits. The new branches contributed approximately $11,000,000 in new deposits. The remaining deposit growth is attributable to time deposits promotions and to overall competitive deposit pricing. While promotional rates were higher than other funding sources, branch personnel were afforded the opportunity to meet with the customer and discuss the other products offered by the Bank. The Bank's overall cost of funds for the nine months ended September 30, 2002 was 2.31%. The 20.67% growth in stockholders' equity was the result of net income of $5,901,664, dividends declared of $691,312, treasury stock purchases of $146,950 and other comprehensive income of $516,129. All ratios remain very strong. At the end of the third quarter the Return on Average Assets was 1.88% compared to 1.68% during the same period in 2001. Also, the Return on Average Equity was 26.48% compared to 23.83% for the same period in 2001. Leverage capital at September 30, 2002 and 2001 was 7.79% and 7.64%, respectively. Total Risk Based Capital was 10.51% and 10.60% at the end of the third quarter of 2002 and 2001, respectively.

The Bank's Balance Sheet remained very strong during the third quarter of 2002. Total assets grew by 4.08% from $434,015,170 to $451,708,581 during the period from July 1, 2002 to September 30, 2002. The majority of this growth was in the loan portfolio, which increased in size during this period by $16,418,129 or 5.06%. During the third quarter of 2002, premises and equipment increased by approximately $830,000. This change is attributable to the opening of a new branch. The liability side of the Balance Sheet also saw changes during the second quarter of 2002. Total deposits increased by $18,602,502 or 5.34% with the largest increase in Time Deposits. This increase is directly attributable the opening of a new branch during the third quarter, the second branch opened during 2002, and to a very successful promotion to acquire time deposits at market rates. The 5.92% growth in stockholders' equity was the result of net income of $1,939,681, dividends declared of $230,365, and other comprehensive income increased by $112,787.

Net income for the first three quarters of 2002 was $5,901,664 compared to $4,310,502, for the same period ended September 30, 2001, an increase of 36.91%. Earnings per share for the period was $3.84 compared to $2.77 for the same period last year. In line with the increase in loan volume and lower interest rates, interest income on loans increased by 10.70%. Interest expense decreased from $7,371,419 to $5,445,982, or 26.12%. Non-interest income increased by $924,515 or 29.10% for the nine months ended September 30, 2002 compared to the same period in 2001. This large increase is primarily the result of increased fee income on debit cards, ATM transactions, and account level service charges. The Provision for Possible Loan Losses, a direct charge to earnings, increased to $690,000 for the nine-month period ending September 30, 2002, as compared to $630,000 for the same nine-month period in 2001. Management is confidant that the reserve for loan loss account provides adequate coverage for any known losses in the loan portfolio. Asset quality remains high. Other operating expenses increased by 24.30% due to increased salary and benefit expenses as well as increased equipment, advertising, and business development expenses related to the opening of the new branches.

Net income for the third quarter 2002 was $1,939,681 compared to $1,610,157, for the three months ended September 30, 2002, an increase of 20.47%. Earnings per share for the quarter were $1.26 compared to $1.04 for the same period last year. In line with the increase in loan volume, interest income on loans increased by 13.91%. Interest expense decreased from $2,341,789 to $1,914,879, or 18.23%. Non-interest income increased by $296,700 or 28.14% for the three months ended September 30, 2002 compared to the same period in 2001. This large increase is primarily the result of increased fee income on debit cards, ATM transactions, and account level service charges. The Provision for Possible Loan Losses, a direct charge to earnings, increased to $330,000 for the three-month period ending September 30, 2002, as compared to $210,000 for the same three-month period in 2001. Other operating expenses increased by 30.30% due to increased salary and benefit expenses as well as increased equipment, advertising, and business development expenses related to the opening of the new branch.

As we enter the forth quarter, management remains very optimistic about the bank's performance during 2002. Plans continue for increased branch presence on Long Island this year as well as in future years.

Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk Liquidity provides the source of funds for anticipated and unanticipated deposit outflow and loan growth. The Bank's primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on Mortgage-Backed Securities, "unpledged" securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and their market rate of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The method by which the Bank controls its liquidity and interest rate sensitivity is through asset liability management. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Commercial Lending Officer, and the Chief Retail Officer of the Bank serve on the Asset Liability Management Committee. Reports detailing current liquidity position and projected liquidity as well as projected funding requirements are reviewed monthly, or as often as deemed necessary. Semi-annually, the Bank collects the necessary information to run an income simulation model, which tests the Bank's sensitivity to fluctuations in interest rates. These rate fluctuations are large and immediate and actually reflect the Bank's earnings under these simulations. These income simulations are reviewed by the Board of Directors. The simulation performed during 2002 reflected minimal sensitivity to upward or downward rate fluctuations. Interest income, margins, and net income remain stable regardless of changes in market interest rates. These models then lead to investment, loan, and deposit strategies and decisions for earnings maximization within acceptable risk levels.

The Bank's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at September 30, 2002. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money Market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.

                                                                  Expected Maturity Between

                                          10/1/02 - 12/31/02       1/1/03 - 12/31/03       1/1/04 - 12/31/04       1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                Weighted                Weighted               Weighted
                                                      Average                 Average                 Average                Average
                                          Balance    Rate (%)      Balance   Rate (%)      Balance   Rate (%)      Balance  Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Other Financial Instruments
Interest Earning Assets

Investments
    Available for Sale (Fair Value)     $  5,537      5.03        $3,392      4.93       $ 1,851        4.50     $ 3,367     5.01
    Held to Maturity (Book Value)            560      6.14           873      4.90           252        5.10         427     5.09
Federal Funds Sold                        10,401      1.75             0      0.00             0        0.00           0     0.00
Loans:
    Fixed Rate
      Real Estate Loans, Construction          0      0.00             0      0.00           175        9.50           0     0.00
      Real Estate Loans, Other
        Commercial                             0      0.00            48     11.03           138        8.73       2,760     7.99
        Residential                            5     10.75            23     11.54           269        8.50         290     8.73
      Commercial and Industrial Loans      2,906      7.23           493      8.36           680        9.05       1,220     9.63
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures          952      6.24         1,937      6.57           416       11.03         341    11.76
    Variable Rate
      Real Estate Loans, Construction     58,072      6.26             0      0.00             0        0.00           0     0.00
      Real Estate Loans, Other
        Commercial                         1,750      8.28        15,261      7.28        20,756        7.95      19,460    8.40
        Residential                       17,866      4.83         1,261      7.22         2,309        7.76       1,659    8.21
      Commercial and Industrial Loans      4,151      5.95         9,018      6.09         1,753        5.96       1,159    5.95
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures            0      0.00             0      0.00             0        0.00           0    0.00
                                       ----------                --------                -------                --------
        Total Interest Earning Assets   $102,200                 $32,306                 $28,599                $ 30,683
                                       ==========                ========                =======                =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continue)

                                                       Expected Maturity Between

                                           1/1/06 - 12/31/06              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted                  Weighted
                                                              Average                   Average     Fair
                                                Balance       Rate (%)    Balance       Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Other Financial Instruments
Interest Earning Assets
Investments
    Available for Sale (Fair Value)             $    577      4.33        $ 42,877      5.95      $57,601
    Held to Maturity (Book Value)                    661      5.19             838      6.32        3,792
Federal Funds Sold                                     0      0.00               0      0.00       10,401
Loans:
    Fixed Rate
      Real Estate Loans, Construction                  0      0.00              18      8.75          193
      Real Estate Loans, Other
        Commercial                                    58      9.50          17,854      7.79       21,110
        Residential                                  259      7.74          38,208      7.29       39,818
      Commercial and Industrial Loans              1,156      9.26           1,918      7.58        8,427
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures                  228     11.27             420     14.62        4,305
     Variable Rate
      Real Estate Loans, Construction                  0      0.00               0      0.00       58,128
      Real Estate Loans, Other
        Commercial                                38,647      8.10          56,142      7.83      153,587
        Residential                                3,742      7.79          14,736      7.36       41,865
      Commercial and Industrial Loans                649      6.80           3,082      6.56       19,752
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures                    0      0.00              40      8.75           40
                                              ----------                 ---------
        Total Interest Earning Assets           $ 45,977                  $176,133
                                              ==========                 =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT


                                                                  Expected Maturity Between

                                          10/1/02 - 12/31/02     1/1/03 - 12/31/03    1/1/04 - 12/31/04    1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted              Weighted             Weighted              Weighted
                                                      Average              Average              Average               Average
                                          Balance    Rate (%)   Balance    Rate (%)  Balance    Rate (%)    Balance   Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
Deposits
    Savings                             $   2,158      0.63     $  8,635     0.63     $  8,635    0.63      $  8,635    0.63
    Money Market                           15,522      1.39       62,086     1.39       46,564    1.39             0    0.00
    NOW                                     1,169      0.20        4,676     0.20        4,676    0.20         4,676    0.20
    Time Deposits of 100,000 or more        8,718      1.88        5,592     2.35        6,592    4.41         5,829    6.59
    Other Time Deposits                     6,724      2.40       17,867     2.54       25,323    3.74        10,846    6.37
Other Borrowings                           21,000      2.79        7,000     6.40       12,000    4.42         5,000    2.89
                                          --------              --------             ----------             ---------
    Total Interest Bearing Liabilities  $  55,291               $105,856              $103,790              $ 34,986
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
-----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities

Deposits
    Savings                             $   8,635      0.63     $  6,478     0.63     $ 40,102
    Money Market                                0      0.00            0     0.00      124,172
    NOW                                     4,676      0.20        3,507     0.20       23,380
    Time Deposits of 100,000 or more          998      4.96        5,947     4.74       33,676
    Other Time Deposits                     2,338      4.94        9,322     4.56       72,420
Other Borrowings                                0      0.00        5,000     3.67       50,000
                                          --------              --------
    Total Interest Bearing Liabilities  $  16,647               $ 30,254
                                         =========              ========

CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There were no significant changes in the Company's internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMITHTOWN BANCORP


November 14, 2002                       /s/ Bradley E. Rock
                                        ________________________________________
                                        Bradley E.Rock, Chairman, President
                                        and Chief Executive Officer


November 14, 2002                       /s/ Anita Florek
                                        ________________________________________
                                        Anita Florek, Executive Vice President,
                                        Treasurer and Chief Financial Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradley E. Rock, Chairman,President and Chief Executive Officer,certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smithtown Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                              /s/ Bradley E. Rock
                                               _________________________________
                                               Bradley E. Rock
                                               Chairman, President and Chief
                                               Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anita M. Florek, Executive Vice President, and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smithtown Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         November 14, 2002                       /s/ Anita M. Florek
                                                 ___________________________
                                                 Anita M. Florek,
                                                 Executive Vice President, and
                                                 Treasurer

Exhibit 99.1

                                SMITHTOWN BANCORP
                        Certification of Periodic Report

I, Bradley E. Rock, Chairman, President and Chief Executive Officer of Smithtown Bancorp (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the 'report') fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and


(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002


                                         /s/ Bradley E. Rock
                                         _______________________________________
                                         Chairman, President and Chief Executive
                                         Officer of Smithtown Bancorp

Exhibit 99.2


                                SMITHTOWN BANCORP
                        Certification of Periodic Report

I, Anita M. Florek, Executive Vice President and Treasurer of Smithtown Bancorp (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the 'Report') fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

                                       /s/ Anita M. Florek
                                       _________________________________________
                                       Executive Vice President
                                       and Treasurer of Smithtown Bancorp