Form 10-K
period 2002-12-31
SMITHTOWN BANCORP INC
filed 2003-03-27
CIK 747345

United States
Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File #0 - 13314

SMITHTOWN BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York	11-2695037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One East Main Street, Smithtown, New York	11787-2801
(Address of Principal Executive Office)	(Zip Code)

(631) 360-9300
(Registrant’s telephone number, including area code)

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class of Common Stock	Number of Shares Outstanding as of March 20, 2003

$1.25 Par Value	1,513,402

The aggregate market value of the Registrant’s common stock held by nonaffiliates was approximately $72,418,075 based on the price at which stock was sold on March 20, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

1)	Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on April 15, 2003 are incorporated herein by reference into Part III.

Part I

Item 1: Description of Business

Smithtown Bancorp, Inc. (“Registrant”)

Bank of Smithtown (“Bank”)

Information regarding the Registrant’s formation and business and a description of the Bank’s business is contained on:

Page 1 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 2: Description of Properties

The Registrant owns no materially important physical properties.  Office facilities of the Registrant are located at One East Main Street, Smithtown, New York 11787.

The Bank owns in fee the following locations:

Smithtown Office	Hauppauge Office
One East Main Street	548 Route 111
Smithtown, New York 11787	Hauppauge, New York 11788

Trust and Audit Building	East Setauket Office
17 Bank Avenue	184 North Belle Mead Road
Smithtown, New York 11787	East Setauket, New York 11733

The Bank occupies the following locations under lease arrangements:

Commack Office	Kings Park Office
2020 Jericho Turnpike	14 Park Drive
Commack, New York 11725	Kings Park, New York 11754

Centereach Office	Lake Grove Office
1919 Middle Country Road	2921 Middle Country Road
Centereach, New York 11720	Lake Grove, New York 11755

Northport Office	Rocky Point Office
836 Fort Salonga Road	293 Route 25A
Northport, New York 11768	Rocky Point, New York 11778

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

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2002 to a vote of the Registrant's shareholders through the solicitation of proxies or otherwise.

Part II

Item 5: Market for Common Equity and Related Stockholder Matters

Page 14 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002.

618 shareholders of common stock at March 20, 2003.

Item 6: Selected Financial Data

Pages 11 through 14 inclusive of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 7: Management’s Discussion and Analysis of Financial Plan and Results of Operations

Pages 15 through 27, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Pages 23 through 25, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 8: Financial Statements and Supplementary Data

Pages 28 through 49, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002.

Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2002

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Forth Quarter

Interest Income	$6,390	$6,673	$7,017	$7,127
Interest Expense	1,751	1,780	1,915	1,964

Net Interest Income	4,639	4,893	5,102	5,163
Provision for Possible Loan Loss	210	250	330	230

Net Interest Income After Provision for Possible Loan Loss	4,429	4,643	4,772	4,933
Other Non-Interest Income	1,316	1,456	1,368	1,326
Other Operating Expenses	2,788	2,926	3,195	2,965

Income Before Income Taxes	2,957	3,173	2,945	3,294
Provision for Income Taxes	1,059	1,109	1,005	1,154

Net Income	$1,898	$2,064	$1,940	$2,140

Earnings Per Share	$1.23	$1.34	$1.26	$1.40

	Year Ended December 31, 2001

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Forth Quarter

Interest Income	$6,080	$6,250	$6,443	$6,410
Interest Expense	2,534	2,496	2,342	2,017

Net Interest Income	3,546	3,754	4,101	4,393
Provision for Possible Loan Loss	210	210	210	360

Net Interest Income After Provision for Possible Loan Loss	3,336	3,544	3,891	4,033
Other Non-Interest Income	1,097	1,026	1,055	1,390
Other Operating Expenses	2,481	2,316	2,452	2,676

Income Before Income Taxes	1,952	2,254	2,494	2,747
Provision for Income Taxes	694	812	884	985

Net Income	$1,258	$1,442	$1,610	$1,762

Earnings Per Share	$0.81	$0.93	$1.04	$1.14

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

Part III

Item 10: Directors and Executive Officers

Pages 2 through 4, inclusive, page 8, and page 10 of the Registrant’s Proxy Statement dated March 11, 2003 are incorporated herein by reference.

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

Item 11: Executive Compensation

Page 9 and 10 of the Registrant’s Proxy Statement dated March 11, 2003 are incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

Mr. Rock participated in discussions with the entire Board and made recommendations to the Board with respect to the compensation of executive officers. Mr. Rock did not participate in the deliberations or approval of the Board concerning the compensation to be paid to him and to Judith Barber, who serves as his executive secretary and the Secretary of the Bancorp.

Compensation Committee

The Compensation Committee consists of four members.  Current members of the Committee are: Robert W. Scherdel (Chairman), Augusta Kemper, Sanford C. Scheman and Manny Schwartz.  The Committee did not meet during last year.  Instead, the entire Board considered and acted upon matters with respect to the compensation of executive officers.

Executive Compensation Policy

The Board reviews information regarding the compensation paid to other bank executives and the performance of other banks. The Board then weighs the comparative data in light of the size, geographic location and performance of our Bank and the other banks, as well as the performance, experience, skills and abilities of the executive. Then our Bank’s data is applied to a formula that contains various measures of the Bank’s performance, including factors that measure profitability, growth and expense management. The Board then determines whether the result is reasonable in light of the comparative data and all of the factors enumerated above.

Compensation of Chief Executive Officer

The Board follows the same process in determining the compensation to be paid to the Chief Executive Officer as described above for the other executive officers.  In addition, the Board weighs the growth and profitability of the Bank during Mr. Rock’s tenure as Chief Executive Officer, as well as the increase in the market value of the Bancorp’s shares during Mr. Rock’s tenure. For this past year, the Board also determined that the Chief Executive Officer would no longer be paid any director’s fees, but that his salary would be increased by a corresponding amount for the year that the fees were eliminated.

COMPARISON OF CUMULATIVE TOTAL RETURNS OF THE BANCORP, INDUSTRY INDEX, AND BROAD MARKET INDEX

The following chart and table compare the total return to shareholders of Bancorp with NASDAQ Banking Index and the NASDAQ Composite Index.

Comparison of Cumulative Total Return of Bancorp, Industry Index, and Broad Market Index

	1/1/98	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02

Bancorp	100.00	128.60	143.20	148.50	183.40	256.70
NASDAQ Banking Index	100.00	88.20	81.20	93.10	102.50	101.10
NASDAQ Composite Index	100.00	139.60	259.10	157.30	124.20	85.00

ASSUMES $100 INVESTED ON JANUARY 1, 1998
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2002

Item 12: Security Ownership of Certain Beneficial Owners and Management

Pages 6 through 7, inclusive, of the Registrant’s Proxy Statement dated March 11, 2003 are incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Page 10 of the Registrant’s Proxy Statement dated March 11, 2003 is incorporated herein by reference.

Page 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002.

Item 14: Controls and Procedures

The Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures have been evaluated under the direction of the Company’s Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.  There have been no significant changes in the Company’s system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

Part IV

Item 15: Exhibits, Financial Statements Schedules, and Reports on Form 8-K

INDEX OF EXHIBITS

Exhibit No.	Description

3a	Articles of Incorporation *
3b	By–Laws *
4	By–Laws Page Nos. 2,11,12,13,14
Articles of Incorporation Page No. 2 *
9	No voting trust agreements *
10	No material contracts
11	Statement Re Computation of Per Share Earnings
13	Annual Report to Shareholders for the year ended December 31, 2002
16	Reference to Item 8 in 10-K
18	No change in accounting principles
19	Reference to Page 1 in 10-K
21	Bank of Smithtown
Smithtown, New York 11787
23	Consent of Independent Auditors
Report of Independent Auditors
24	None
99	None

*	Incorporated by reference and filed as a part of the Registrant’s Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on June 6, 1984.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SMITHTOWN BANCORP, INC.

Registrant

Date: 3/25/03	/s/ BRADLEY E. ROCK

Bradley E. Rock, Chairman, President and Chief Executive Officer

Date: 3/24/03	/s/ ANITA M. FLOREK

Anita M. Florek, Treasurer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRADLEY E. ROCK

Bradley E. Rock, Chairman, President and Chief Executive	Date 3/25/03
Officer

/s/ AUGUSTA KEMPER

Augusta Kemper, Director	Date 3/25/03

/s/ PATRICK A. GIVEN

Patrick A. Given, Director	Date 3/25/03

/s/ MANNY SCHWARTZ

Manny Schwartz, Director	Date 3/25/03

/s/ EDITH HODGKINSON

Edith Hodgkinson, Director	Date 3/25/03

/s/ BARRY M. SEIGERMAN

Barry M. Seigerman, Director	Date 3/25/03

/s/ ROBERT W. SCHERDEL

Robert W. Scherdel, Director	Date 3/25/03

/s/ PATRICIA C. DELANEY

Patricia C. Delaney, Director	Date 3/25/03

/s/ SANFORD C. SCHEMAN

Sanford C. Scheman, Director	Date 3/25/03

CERTIFICATION

I, Bradley E. Rock, Chairman, President and Chief Executive Officer certify, that:

1. I have reviewed this annual report on Form 10-K of Smithtown Bancorp;

2. Based on my knowledge, the Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Form 10-K;

3. Based on my knowledge, the financial statements, and other financial information included in the Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Form 10-K;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Exchange Act) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Form 10-K is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Form 10-K; and

(c) Presented in the Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation on the evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in the Form 10-K whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ BRADLEY E. ROCK

Bradley E. Rock, Chairman, President and Chief Executive Officer

CERTIFICATION

I, Anita M. Florek, Executive Vice President and Chief Financial Officer certify, that:

1. I have reviewed this annual report on Form 10-K of Smithtown Bancorp;

2. Based on my knowledge, the Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Form 10-K;

3. Based on my knowledge, the financial statements, and other financial information included in the Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Form 10-K;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Exchange Act) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Form 10-K is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Form 10-K; and

(c) Presented in the Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation on the evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in the Form 10-K whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By:	/s/ ANITA M. FLOREK

Anita M. Florek, Executive Vice President and Chief Financial Officer