Form 10-Q
period 2003-03-31
SMITHTOWN BANCORP INC
filed 2003-05-15
CIK 747345

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                         Commission file number 2-91511

                                SMITHTOWN BANCORP
               Incorporated pursuant to the laws of New York State

        Internal Revenue Service - Employer Identification No. 11-2695037

              One East Main Street, Smithtown, New York 11787-2801

                                  631-360-9300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,023,609 Shares of Common Stock ($1.25 Par Value) Outstanding as of April 29, 2003.

                                SMITHTOWN BANCORP

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets
         March 31, 2003 and December 31, 2002

     Consolidated Statements of Income
         Three months ended March 31, 2003 and 2002

     Consolidated Statements of Comprehensive Income
         Three months ended March 31, 2003 and 2002

     Consolidated Statements of Changes in Stockholders' Equity
         Three months ended March 31, 2003 and 2002

     Consolidated Statements of Cash Flows
         Three months ended March 31, 2003 and 2002

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Change in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(1)      Exhibits

Exhibit Number Referred to Item 601 of
               Regulation S-K                 Description of Exhibit

               99.1                           Certification of Chief Executive
                                              Officer pursuant to 18 U.S.C.
                                              Section 1350

               99.2                           Certification of Chief Financial
                                              Officer pursuant to 18 U.S.C.
                                              Section 1350

Signatures

Certifications

SMITHTOWN BANCORP
CONSOLIDATED BALANCE SHEETS
                                                                                               As of                    As of
                                                                                          March 31, 2003         December 31, 2002
                                                                                           (Unaudited)               (Audited)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks ......................................................................       $ 11,017,890       $  8,169,673
Investment Securities:
   Investment Securities Held to Maturity:
     Mortgage - Backed Securities ............................................................            495,307            579,622
     Obligations of State and Political Subdivisions .........................................          2,420,586          2,381,890
                                                                                                     ------------       ------------
       Total Investment Securities Held to Maturity ..........................................          2,915,893          2,961,512
                                                                                                     ------------       ------------
          (Estimated Fair Value $3,063,541 and $3,118,644
             at March 31, 2003 and December 31, 2002, respectively)

   Investment Securities Available for Sale:
     Obligations of U.S. Government Agencies .................................................         11,120,439         11,226,328
     Mortgage - Backed Securities ............................................................         13,660,570         15,905,791
     Obligations of State and Political Subdivisions..........................................         18,674,961         20,893,082
     Other Securities ........................................................................          7,375,140          7,222,864
                                                                                                      ------------      ------------
       Total Investment Securities Available for Sale (At Estimated Fair Value) ..............         50,831,110         55,248,065
                                                                                                      ------------      ------------
     Total Investment Securities .............................................................         53,747,003         58,209,577
                                                                                                      -----------       ------------
Federal Funds Sold ...........................................................................         18,228,894          2,522,578
                                                                                                      -----------       ------------
Loans ........................................................................................        363,640,882        358,171,477
     Less: Unearned Discount .................................................................             99,249            121,456
           Reserve for Possible Loan Losses ..................................................          4,008,180          3,945,593
                                                                                                     ------------       ------------
Loans, Net ...................................................................................        359,533,453        354,104,428
Equity Investment in SMTB ....................................................................             19,700              2,623
Bank Premises and Equipment ..................................................................          9,364,238          8,780,182
Other Assets .................................................................................         20,281,612         20,014,176
                                                                                                     ------------       ------------
Total Assets .................................................................................       $472,192,790       $451,803,237
                                                                                                     ============       ============
Liabilities
Deposits:
     Demand ..................................................................................       $ 73,309,467       $ 72,417,182
     Money Market ............................................................................        140,402,192        126,707,767
     NOW .....................................................................................         28,094,837         25,516,385
     Savings .................................................................................         45,983,311         45,852,116
     Time Deposits ...........................................................................        108,588,884        107,426,224
                                                                                                     ------------       ------------
       Total Deposits ........................................................................        396,378,691        377,919,674
           (Estimated Fair Value $396,378,691 and $377,919,674
                at March 31, 2003 and December 31, 2002, respectively)
Dividend Payable .............................................................................            272,412            229,251
Other Borrowed Funds .........................................................................         38,000,000         38,000,000
Other Liabilities ............................................................................          2,519,139          1,710,026
                                                                                                     ------------       ------------
     Total Liabilities .......................................................................        437,170,242        417,858,951
                                                                                                    ------------       ------------
Stockholders' Equity
Common Stock - $1.25 Par Value: ..............................................................          2,239,775          2,239,775
     (7,000,000 Shares Authorized; 1,791,820 Shares Issued)
Retained Earnings ............................................................................         37,603,451         35,887,008
Additional Paid in Capital ...................................................................          1,993,574          1,993,574
Accumulated Other Comprehensive Income .......................................................            757,986            733,640
                                                                                                     ------------       ------------
     Total ...................................................................................         42,594,786         40,853,997
     Less: Treasury Stock ....................................................................          7,572,238          6,909,711
                                                                                                     ------------       ------------
            (280,115 and 268,071 Shares at Cost at March 31, 2003 and
                     December 31, 2002, respectively)
     Total Stockholders' Equity ..............................................................         35,022,548         33,944,286
                                                                                                     ------------       ------------
Total Liabilities and Stockholders' Equity ...................................................       $472,192,790       $451,803,237
                                                                                                     ============       ============

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS of Income
(unaudited)
                                                                                                      For Three Months Ended
                                                                                               March 31, 2003        March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans .............................................................         6,293,394             5,491,554
Interest and Dividends on:
     Obligations of U.S. Government Agencies ...........................................            93,322               115,938
     Mortgage - Backed Securities ......................................................           187,358               375,024
     Obligations of State & Political Subdivisions .....................................           247,484               274,004
     Other Securities ..................................................................           125,993                77,650
Interest on Federal Funds Sold .........................................................            23,682                28,651
Interest on Balances Due From Depository Institutions ..................................               263                   285
Other Interest Income ..................................................................            28,600                26,708
                                                                                                ----------             ---------
     Total Interest Income .............................................................         7,000,096             6,389,814
                                                                                                ----------             ---------
Interest Expense
Money Market Accounts ..................................................................           406,953               445,506
Savings ................................................................................            70,353                74,999
Time  Deposits $100,000 and Over .......................................................           375,830               337,276
Other Time Deposits ....................................................................           636,931               451,419
Interest on Other Borrowed Money .......................................................           355,770               441,821
                                                                                                ----------             ---------
     Total Interest Expense ............................................................         1,845,837             1,751,021
                                                                                                ----------             ---------
Net Interest Income ....................................................................         5,154,259             4,638,793
Provision for Possible Loan Losses .....................................................            80,000               210,000
                                                                                                ----------             ---------
Net Interest Income After Provision for Possible Loan Losses ...........................         5,074,259             4,428,793
                                                                                                 ---------             ---------
Other Non-Interest Income
Trust Department Income ................................................................           100,760               110,063
Service Charges on Deposit Accounts ....................................................           455,275               424,834
Other Income ...........................................................................           655,510               772,817
Net Gain on Sale of Investment Securities ..............................................            10,133                     0
Net Income from Equity Investment ......................................................            17,078                 9,265
                                                                                                ----------             ---------
     Total Other Non - Interest Income .................................................         1,238,756             1,316,979
                                                                                                ----------             ---------
Other Operating Expenses
Salaries ...............................................................................         1,488,171             1,276,028
Pension and Other Employee Benefits ....................................................           332,663               263,937
Net Occupancy Expense of Bank Premises .................................................           376,855               236,738
Furniture and Equipment Expense ........................................................           249,409               222,713
Miscellaneous Operating Expense ........................................................           755,383               789,055
                                                                                                ----------             ---------
     Total Other Operating Expense .....................................................         3,202,481             2,788,471
                                                                                                ----------             ---------
Income Before Income Taxes .............................................................         3,110,534             2,957,301
Provision for Income Taxes .............................................................         1,121,679             1,059,051
                                                                                                ----------             ---------
Net Income .............................................................................         1,988,855             1,898,250
                                                                                                ==========             =========
Earnings Per Share
Net Income .............................................................................              1.31                  1.23
Cash Dividends Declared ................................................................              0.18                  0.15
Weighted Average Shares Outstanding ....................................................         1,517,488             1,538,170

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
                                                                                                   For Three Months Ended March 31,
                                                                                                     2003                  2002
------------------------------------------------------------------------------------------------------------------------------------
Net Income ................................................................................         $ 1,988,855          $ 1,898,250
                                                                                                    -----------          -----------
Other Comprehensive Income, Before Tax:
     Unrealized Holding Gain Arising During the Period ....................................              41,204               58,824
     Less:  Reclassification Adjustment for Gains Included in Net Income ..................                   0                    0
                                                                                                    ------------         -----------
                                                                                                         41,204               58,824
     Income Tax Related to Other Comprehensive Income .....................................              16,858               24,706
                                                                                                    -----------          -----------
     Other Comprehensive Income, Net of Tax ...............................................              24,346               34,118
                                                                                                    ------------         -----------
        Total Comprehensive Income ........................................................         $ 2,013,201          $ 1,932,368
                                                                                                    ============         ===========

SMITHTOWN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
                                                                                            Cost of     Accumulated
                                           Common Stock                                     Common         Other             Total
                                       Shares                   Capital       Retained      Stock in    Comprehensive  Stockholders'
                                     Outstanding     Amount     Surplus       Earnings      Treasury    Income (Loss)       Equity
                                    -----------------------------------------------------------------------------------------------

Balance at 12/31/2001 .........     1,539,257    $ 2,239,775  $ 1,993,574  $ 28,765,704  $ (6,095,915)  $   95,645     $ 26,998,783
Comprehensive Income:
   Net Income .................                                               1,898,250                                   1,898,250
   Other Comprehensive Income,
     Net of Tax ...............                                                                             34,118           34,118
                                                                                                                       ------------
     Total Comprehensive Income                                                                                           1,932,368
   Cash Dividends  Declared ...                                                (230,581)                                   (230,581)
Treasury Stock Purchases ......        (3,490)                                              (146,950)                      (146,950)
                                    ------------------------------------------------------------------------------------------------
Balance at 3/31/2002 ..........     1,535,767    $ 2,239,775  $ 1,993,574  $ 30,433,373  $(6,242,865)   $  129,763     $ 28,553,620
                                    ================================================================================================

Balance at 12/31/2002 .........     1,523,749    $ 2,239,775  $ 1,993,574  $ 35,887,008  $(6,909,711)   $  733,640     $ 33,944,286
Comprehensive Income:
   Net Income .................                                               1,988,855                                   1,988,855
   Other Comprehensive Income,
     Net of Tax ...............                                                                             24,346           24,346
                                                                                                                       -------------
     Total Comprehensive Income                                                                                           2,013,201
   Cash Dividends  Declared ...                                                (272,412)                                   (272,412)
Treasury Stock Purchases ......       (12,044)                                              (662,527)                      (662,527)
                                    ------------------------------------------------------------------------------------------------
Balance at 3/31/2003 ..........     1,511,705    $ 2,239,775  $ 1,993,574  $ 37,603,451  $(7,572,238)   $  757,986     $ 35,022,548
                                   =================================================================================================

SMITHTOWN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                                  For Three Months Ended March 31,
                                                                                                        2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income .................................................................................       $  1,988,855        $  1,898,250
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation on Premises and Equipment ...............................................            153,555             117,128
      Provision for Possible Loan Losses ...................................................             80,000             210,000
      Net Gain on Sale of Investment Securities ............................................            (10,133)                  0
      Amortization of Transition Obligation ................................................               (597)                  0
      Increase in Interest Payable .........................................................            106,813             112,969
      Increase in Miscellaneous Payables and Accrued Expenses ..............................             90,537              96,864
      Increase in Fees and Commissions Receivable ..........................................             (9,676)            (13,290)
      Increase in Interest Receivable ......................................................           (209,538)           (318,968)
      Increase in Prepaid Expenses .........................................................           (633,633)           (612,757)
      (Increase) Decrease in Miscellaneous Receivable ......................................            413,539            (332,154)
      Decrease in Income Taxes Receivable ..................................................            935,109             960,443
      Increase in Deferred Taxes ...........................................................            (48,619)           (114,187)
      Decrease in Accumulated Post Retirement Benefit Obligation ...........................              3,229               6,528
      Amortization of Investment Security Premiums and Accretion of Discounts ..............             41,322             (61,844)
      Net Gain on Investment in SMTB Financial Group, LLC ..................................            (17,078)             (9,265)
                                                                                                   ------------        ------------
      Cash Provided by Operating Activities ................................................          2,883,685           1,939,717
                                                                                                   ------------        ------------
Cash Flows from Investing Activities
      Proceeds from Disposition of Mortgage-Backed Securities:
        Held to Maturity ...................................................................             84,316             110,607
        Available for Sale .................................................................          2,153,349           2,855,884
      Proceeds from Disposition of Other Investment Securities:
        Held to Maturity ...................................................................                  0              35,911
        Available for Sale .................................................................          2,694,190           2,581,750
      Purchase of Other Investment Securities:
        Held to Maturity ...................................................................            (40,000)                  0
        Available for Sale .................................................................           (419,264)           (193,096)
      Federal Funds Sold, Net ..............................................................        (15,706,316)        (10,634,388)
      Loans Made to Customers, Net .........................................................         (5,509,024)        (18,855,062)
      Distribution from SMTB Financial Group, LLC ..........................................                  0              30,000
      Purchase of Premises and Equipment ...................................................           (737,612)         (1,915,273)
      Increase in Cash Surrender Value of Officer's Life Insurance Policies ................           (122,346)           (153,266)
                                                                                                   ------------        ------------
      Cash Used by Investing Activities ....................................................        (17,602,707)        (26,136,933)
                                                                                                   ------------        ------------
Cash Flows from Financing Activities
      Net Increase in Demand Deposits, NOW and Savings Accounts ............................         17,296,357          15,717,118
      Net Increase (Decrease) in Time Accounts .............................................          1,162,660          (3,716,732)
      Cash Dividends Paid ..................................................................           (229,251)           (200,103)
      Securities Sold Under Agreements to Repurchase and Other Borrowings, Net .............                  0          13,250,000
      Purchase of Treasury Stock ...........................................................           (662,527)           (146,950)
                                                                                                   ------------        ------------
      Cash Provided by Financing Activities ................................................         17,567,239          24,903,333
                                                                                                   ------------        ------------
      Net Increase in Cash and Due from Banks ..............................................          2,848,217             706,117
      Cash and Due from Banks, Beginning of Period .........................................          8,169,673          10,911,762
                                                                                                   ------------        ------------
      Cash and Due from Banks, End of Period ...............................................       $ 11,017,890        $ 11,617,879
                                                                                                   ============        ============
Supplemental Disclosures of Cash Flow Information
    Cash Paid During Period for:
      Interest .............................................................................       $    263,170        $    282,472
      Income Taxes .........................................................................            223,913             212,525

Schedule of Noncash Investing Activities
    Unrealized Gain on Securities Available for Sale .......................................             41,204              58,824

Notes to Consolidated Financial Statements

Financial Statement Presentation

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2003 and December 31, 2002 and its results of operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.


Investment Securities

         Fair Value:

                March 31, 2003                                $53,894,651
                December 31, 2002                             $58,366,709

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

The Bank's Balance Sheet continued to grow throughout the first quarter of 2003. Total assets grew by 4.51% from $451,708,581 to $472,192,790 during the period from January 1, 2003 to March 31, 2003. During the first quarter of 2003 loan growth increased by 1.53% to $363,640,882 at March 31, 2003. This performance is attributable to the post-holiday lull, locally poor weather conditions, and the impending war with Iraq. Loans represent 77.0% of total assets at March 31, 2003 as compared to 79.3% at December 31, 2002. Real estate loans continue to be the largest component of the loan portfolio, representing 90.76% of total loans. Due to the continued pressure of low market rates, the yields on interest earning assets fell during the first quarter of 2003. The yield on loans was 7.01% and 7.35% at March 31, 2003 and December 31, 2002, respectively. The yield on investments was 5.81% and 5.94% at March 31, 2003 and December 31, 2002, respectively. The yield on Federal Funds Sold was 1.19% and 1.56% at March 31, 2003 and December 31, 2002, respectively. The bank's net interest margin through the first three months of 2003 was 5.00% down from 5.14% at December 31, 2002. The overall yield on interest earning assets was 6.74% through the first quarter of 2003, as compared to 7.17% for the same period in 2002. During the first three months of 2003, premises and equipment increased by approximately $584,000. This change is attributable to the opening of a new store front branch. From the period January 1, 2003 to March 31, 2003, the liability side of the Balance Sheet increased by approximately $19,300,000. Deposit growth accounted for approximately $18,500,000 of this increase which was attributable to the competitive pricing of deposit products and successful sales efforts put forth by the retail staff. The Bank's overall cost of funds for the three months ended March 31, 2003 was 2.11%, as compared to 2.29% at December 31, 2002. The change in stockholders' equity was the result of net income of $1,988,855, dividends declared of $272,412, treasury stock purchases of $662,527 and other comprehensive income of $24,346. All ratios remain very strong. The Return on Average Assets was 1.79% for the first quarter of 2003 as compared to 1.93% for the first quarter of 2002. The Return on Average Equity was 24.73% for the first quarter of 2003 compared to 27.34% for the same period in 2002. Leverage capital at March 31, 2003 and 2002 was 7.90% and 7.24%, respectively. Total Risk Based Capital was 10.61% and 10.31% at the end of the first quarter of 2003 and 2002, respectively.

Smithtown Bancorp's most recent two-for-one stock split was completed on April 18, 2003. It was the third two-for-one stock split of the company's shares during the past five years. The shares are traded on the OTC Bulletin Board, which is an electronic market owned by and operated by NASDAQ.

Net income for the first quarter 2003 was $1,988,855 compared to $1,898,250, for the three months ended March 31, 2003, an increase of 4.77%. Earnings per share for the first quarter was $1.31, as compared to $1.23 for the same quarter in 2002. Interest income on loans increased by 9.55% as compared to the same quarter in 2002. The level of interest bearing deposits was greater during the first quarter of 2003 than that of the first quarter of 2002. This caused total interest expense to increase by 5.41% over that of the same quarter of 2002. Non-interest income decreased by $78,223 or 5.94% for the three months ended March 31, 2003 compared to the same period in 2002. This decrease is primarily the result of reduction in loan fees collected during the first quarter of 2003 verses that of the same period in 2002. The Provision for Possible Loan Losses, a direct charge to earnings, decreased to $80,000 for the three-month period ending March 31, 2003, as compared to $210,000 for the same three-month period in 2002. The level of the Reserve for Possible Loan Losses at March 31, 2003 is considered adequate since it surpasses management's estimate of potential loss on internally classified loans plus allocations to provide for components of the loan portfolio that were not classified. At March 31, 2003, loans internally classified as Sub-Standard totaled $1,919,451. During April 2003, approximately $1,000,000 of that balance has been recovered along with related expenses associated with the recovery efforts. Management also considered the following factors in determining the adequacy of the Reserve for Possible Loan Losses at March 31, 2003: (a) Reserves against all classified loans at March 31, 2003 now stands at 209%, up from 183% at December 31, 2002; (b) Reserve coverage of Non-Performing loans at March 31, 2003 increased to 312%, up from 208% at December 31, 2002; (c) Non-performing loans totaled approximately $1,285,000 at March 31, 2003, down 32% from December 31, 2002; (d) As a percentage of total loans, non-performing loans at March 31, 2003 has decreased to 0.35% from 0.53% at December 31, 2002; and (e) Delinquency of accruing loans, 30 to 89 days at March 31, 2003 has decreased to approximately $88,000 from approximately $1,342,000 at December 31, 2002. Management is confidant that the reserve for loan loss account provides adequate coverage for any known losses in the loan portfolio. Other operating expenses increased by 14.85% due to increased salary and benefit expenses as well as increased equipment, advertising, and business development expenses related to the opening of the new branch.

As we enter the second quarter, management remains very optimistic about the bank's performance during 2003.

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

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at March 31, 2003 and 2002. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money Market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.

AS of March 31, 2003                                              Expected Maturity Between

                                           4/1/03 - 12/31/03       1/1/04 - 12/31/04       1/1/05 - 12/31/05       1/1/06 - 12/31/06
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                Weighted                Weighted               Weighted
                                                      Average                 Average                 Average                Average
                                          Balance    Rate (%)      Balance   Rate (%)      Balance   Rate (%)      Balance  Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Other Financial Instruments
Interest Earning Assets

Investments
    Available for Sale (Fair Value)     $ 15,545      5.84        $1,832      4.49       $ 3,622        4.64     $   573     4.33
    Held to Maturity (Book Value)            880      4.88           262      5.04           437        3.15         671     5.17
Federal Funds Sold                        18,229      1.13             0      0.00             0        0.00           0     0.00
Loans:
    Fixed Rate
      Real Estate Loans, Construction          0      0.00           175      9.50             0        0.00           0     0.00
      Real Estate Loans, Other
        Commercial                            27     11.00            99      8.70         1,541        7.99          58     9.50
        Residential                           10     11.55            14      8.91           242        8.74         209     7.78
      Commercial and Industrial Loans      2,956      6.48         2,211      7.17           828       10.03         954     8.72
      Loans to Individuals for             1,484      5.90           541      8.54           267       12.00         236    11.24
        Household, Family and
        Other Personal Expenditures
    Variable Rate
      Real Estate Loans, Construction     64,245      5.90             0      0.00             0        0.00           0     0.00
      Real Estate Loans, Other
        Commercial                        12,291      7.46        20,276      7.62        13,063        8.43      35,608     8.09
        Residential                       20,427      4.45         2,215      7.77         1,560        8.21       2,467     7.95
      Commercial and Industrial Loans     15,130      5.51           850      6.23         2,301        5.40         346     6.62
      Loans to Individuals for                 0      0.00            33      5.25             0        0.00           0     0.00
        Household, Family and
        Other Personal Expenditures
                                       ----------                --------                -------                --------
        Total Interest Earning Assets   $151,224                 $28,508                 $23,861                $ 41,122
                                       ==========                ========                =======                =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continued)

                                                       Expected Maturity Between

                                           1/1/07 - 12/31/07              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted                  Weighted
                                                              Average                   Average     Fair
                                                Balance       Rate (%)    Balance       Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Other Financial Instruments

Interest Earning Assets
Investments
    Available for Sale (Fair Value)             $      0      0.00        $ 29,259      5.72      $50,831
    Held to Maturity (Book Value)                    126      5.50             540      6.45        3,064
Federal Funds Sold                                     0      0.00               0      0.00       18,229
Loans:
    Fixed Rate
      Real Estate Loans, Construction                  0      0.00               0      0.00          175
      Real Estate Loans, Other
        Commercial                                   159      7.00          20,569      7.50       22,564
        Residential                                   64      8.08          33,832      7.01       34,375
      Commercial and Industrial Loans              1,282      7.18             877      8.36        9,153
      Loans to Individuals for                       312     11.42             220     16.85        3,082
        Household, Family and
        Other Personal Expenditures
     Variable Rate
      Real Estate Loans, Construction                  0      0.00               0      0.00       64,245
      Real Estate Loans, Other
        Commercial                                56,458      7.57          25,057      7.65      163,865
        Residential                                9,700      7.27           9,587      6.06       46,038
      Commercial and Industrial Loans              1,291      5.70           1,425      6.69       21,343
      Loans to Individuals for                         0      0.00              33      8.25           67
        Household, Family and
        Other Personal Expenditures
                                              ----------                 ---------
        Total Interest Earning Assets           $ 69,392                  $121,399
                                              ==========                 =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT


                                                                  Expected Maturity Between

                                           4/1/03 - 12/31/03     1/1/04 - 12/31/04    1/1/05 - 12/31/05    1/1/06 - 12/31/06
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted              Weighted             Weighted              Weighted
                                                      Average              Average              Average               Average
                                          Balance    Rate (%)   Balance    Rate (%)  Balance    Rate (%)    Balance   Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
Deposits
    Savings                             $   6,897      0.54     $  9,197     0.54     $  9,197    0.54      $  9,197    0.54
    Money Market                           52,651      1.23       70,201     1.23       17,550    1.23             0    0.00
    NOW                                     4,214      0.15        5,619     0.15        5,619    0.15         5,619    0.15
    Time Deposits of 100,000 or more       11,429      1.64        9,602     3.89        6,174    6.60         1,123    4.76
    Other Time Deposits                    17,263      2.84       28,431     3.91       11,686    6.27         3,304    4.32
Other Borrowings                            7,000      6.40       21,000     3.10        5,000    2.89             0    0.00
                                          --------              --------             ----------             ---------
    Total Interest Bearing Liabilities  $  99,454               $144,050              $ 55,226              $ 19,243
                                         =========              ========             ==========             =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continued)

                                                       Expected Maturity Between

                                           1/1/07 - 12/31/07              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted               Weighted
                                                      Average                Average     Fair
                                        Balance       Rate (%)   Balance     Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities

Deposits
    Savings                             $   9,197      0.54     $  2,298     0.54     $ 45,983
    Money Market                                0      0.00            0     0.00      140,402
    NOW                                     5,619      0.15        1,405     0.15       28,095
    Time Deposits of 100,000 or more        7,400      4.65            0     0.00       35,728
    Other Time Deposits                    10,830      4.48          727     3.67       72,241
Other Borrowings                                0      0.00        5,000     3.67       38,000
                                          --------              --------
    Total Interest Bearing Liabilities  $  33,046               $  9,430
                                         =========              ========

AS of March 31, 2002                                              Expected Maturity Between

                                           4/1/02 - 12/31/02       1/1/03 - 12/31/03       1/1/04 - 12/31/05       1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                Weighted                Weighted               Weighted
                                                      Average                 Average                 Average                Average
                                          Balance    Rate (%)      Balance   Rate (%)      Balance   Rate (%)      Balance  Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Other Financial Instruments
Interest Earning Assets

Investments
    Available for Sale (Fair Value)     $ 11,104      5.34        $  463      4.00       $ 1,679        4.61     $ 3,480     5.19
    Held to Maturity (Book Value)          1,384      5.67           735      5.40           252        5.11         427     5.09
Federal Funds Sold                            40      1.65             0      0.00             0        0.00           0     0.00
Loans:
    Fixed Rate
      Real Estate Loans, Construction          0      0.00             0      0.00           175        9.50           0     0.00
      Real Estate Loans, Other
        Commercial                             6     10.50           400      9.10           172        8.77       5,970     8.51
        Residential                           33     10.05            35     11.54           293        8.49         349     8.76
      Commercial and Industrial Loans      4,058      8.04           449      9.08           759        9.43       1,301    10.15
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures          131      9.80           263     10.82           531       10.95         406    11.47
    Variable Rate
      Real Estate Loans, Construction     45,353      6.21             0      0.00             0        0.00           0     0.00
      Real Estate Loans, Other
        Commercial                         7,139      8.22        12,718      7.94        21,395        7.95      24,044     8.47
        Residential                       15,050      4.97         1,102      7.96         3,750        7.96         438     8.10
      Commercial and Industrial Loans     12,276      5.98           210      8.34         1,329        6.55         592     7.42
      Loans to Individuals for                 0      0.00             0      0.00             0        0.00           0     0.00
        Household, Family and
        Other Personal Expenditures
                                       ----------                --------                -------                --------
        Total Interest Earning Assets   $ 96,574                 $16,375                 $30,335                $ 37,007
                                       ==========                ========                =======                ========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continued)
                                                       Expected Maturity Between

                                           1/1/06 - 12/31/06              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted                  Weighted
                                                              Average                   Average     Fair
                                                Balance       Rate (%)    Balance       Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Other Financial Instruments
Interest Earning Assets
Investments
    Available for Sale (Fair Value)             $    573      4.33        $ 40,298      5.45      $57,598
    Held to Maturity (Book Value)                    661      5.19             983      6.35        4,596
Federal Funds Sold                                     0      0.00               0      0.00           40
Loans:
    Fixed Rate
      Real Estate Loans, Construction                  0      0.00              21      8.75          198
      Real Estate Loans, Other
        Commercial                                   294     11.70          15,364      8.03       22,498
        Residential                                3,359      7.75          38,193      7.60       42,851
      Commercial and Industrial Loans              1,283      9.43             715      9.12        4,557
      Loans to Individuals for
        Household, Family and
        Other Personal Expenditures                  267     11.37             805      9.40        2,309
     Variable Rate
      Real Estate Loans, Construction                  0      0.00               0      0.00       45,353
      Real Estate Loans, Other
        Commercial                                37,528      8.11          31,232      7.93      127,840
        Residential                                5,757      8.29           3,408      7.00       14,550
      Commercial and Industrial Loans                406      7.66           1,099      8.07        3,665
      Loans to Individuals for                         0      0.00              42      8.75           42
        Household, Family and
        Other Personal Expenditures
                                              ----------                 ---------
        Total Interest Earning Assets           $ 50,128                  $132,160
                                              ==========                 =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT

                                                                  Expected Maturity Between

                                           4/1/02 - 12/31/02     1/1/03 - 12/31/03    1/1/04 - 12/31/04    1/1/05 - 12/31/05
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted              Weighted             Weighted              Weighted
                                                      Average              Average              Average               Average
                                          Balance    Rate (%)   Balance    Rate (%)  Balance    Rate (%)    Balance   Rate (%)
------------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
Deposits
    Savings                             $   5,897      0.62     $  7,863     0.62     $  7,863    0.62      $  7,863    0.62
    Money Market                           40,987      1.73       68,311     1.73            0    0.00             0    0.00
    NOW                                     4,023      0.30        5,364     0.30        5,364    0.30         5,364    0.30
    Time Deposits of 100,000 or more       25,615      2.50        1,756     2.14        2,005    6.22         5,378    6.81
    Other Time Deposits                    21,988      3.27        5,527     2.48        4,568    4.46         9,099    6.72
Other Borrowings                           27,000      2.56        7,000     6.40       19,000    3.40             0    0.00
                                          --------              --------             ----------             ---------
    Total Interest Bearing Liabilities  $ 125,510               $ 95,821              $ 38,800              $ 27,704
                                         =========              ========             ==========             =========

SMITHTOWN BANCORP
INTEREST RATE SENSITIVITY GAP REPORT (continued)

                                                       Expected Maturity Between

                                           1/1/06 - 12/31/06              Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted               Weighted
                                                      Average                Average     Fair
                                        Balance       Rate (%)   Balance     Rate (%)    Value
-----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
Deposits
    Savings                             $   7,863      0.62     $  1,966     0.62     $ 39,315
    Money Market                                0      0.00            0     0.00      109,298
    NOW                                     5,364      0.30        1,342     0.30       26,821
    Time Deposits of 100,000 or more        1,080      5.07          442     4.31       36,276
    Other Time Deposits                     2,365      4.81          835     4.16       44,382
Other Borrowings                                0      0.00            0     0.00       53,000
                                          --------              --------
    Total Interest Bearing Liabilities  $  16,672               $  4,585
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

     There were no significant changes in the Company's internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SMITHTOWN BANCORP

May 15, 2003                           /s/ Bradley E. Rock
                                       ________________________________________
                                       Bradley E. Rock, Chairman, President and
                                         Chief Executive Officer


May 15, 2003                           /s/ Anita Florek
                                       ________________________________________
                                       Anita Florek, Executive Vice President,
                                         Treasurer and Chief Financial Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Bradley E. Rock, Chairman, President and Chief Executive Officer, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 15, 2003                                /s/ Bradley E. Rock
                                            ______________________________
                                            Bradley E. Rock
                                            Chairman, President and Chief
                                            Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 15, 2003                                /s/ Anita M. Florek
                                            _____________________________
                                            Anita M. Florek,
                                            Executive Vice President, and
                                            Treasurer

Exhibit 99.1
                                SMITHTOWN BANCORP
                        Certification of Periodic Report

     I, Bradley E. Rock,  Chairman,  President  and Chief  Executive  Officer of
Smithtown Bancorp (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the 'Report') fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003

                                        /s/ Bradley E. Rock
                                        ________________________________________
                                        Bradley E. Rock
                                        Chairman, President and Chief Executive
                                        Officer of Smithtown Bancorp
Exhibit 99.2

                                SMITHTOWN BANCORP
                        Certification of Periodic Report

     I, Anita M. Florek, Executive Vice President and Treasurer of Smithtown Bancorp (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the 'Report') fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003

                                       /s/ Anita M. Florek
                                       _________________________________________
                                       Anita M. Florek, Executive Vice President
                                       and Treasurer of Smithtown Bancorp