Form 10-Q
period 2003-06-30
SMITHTOWN BANCORP INC
filed 2003-08-07
CIK 747345

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

Commission file number 2-91511

SMITHTOWN BANCORP

Incorporated pursuant to the laws of New York State

Internal Revenue Service – Employer Identification No. 11-2695037

One East Main Street, Smithtown, New York 11787-2801

631-360-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,017,230 Shares of Common Stock ($1.25 Par Value) Outstanding as of July 31, 2003.

SMITHTOWN BANCORP

INDEX

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

As of June 30, 2003 and December 31, 2002

Consolidated Statements of Income

For the Three months ended June 30, 2003 and 2002

Consolidated Statements of Income

For the Six months ended June 30, 2003 and 2002

Consolidated Statements of Comprehensive Income

For the Three months ended June 30, 2003 and 2002

Consolidated Statements of Comprehensive Income

For the Six months ended June 30, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity

For the Three months ended June 30, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity

For the Six months ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows

For the Three months ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows

For the Six months ended June 30, 2003 and 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 2.	Change in Securities and Use of Proceeds – Not Applicable

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K

(1) Exhibits

Exhibit Number Referred to Item 601 of Regulation S-K	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Signatures

Certifications

SMITHTOWN BANCORP

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2003	December 31, 2002
Assets
Cash and Due from Banks	$11,966,134	$8,169,673
Investment Securities:
Investment Securities Held to Maturity:
Mortgage – Backed Securities	411,339	579,622
Obligations of State and Political Subdivisions	1,915,893	2,381,890

Total Investment Securities Held to Maturity	2,327,232	2,961,512

(Estimated Fair Value $2,454,544 and $3,118,644 at June 30, 2003 and December 31, 2002, respectively)
Investment Securities Available for Sale:
Obligations of U.S. Government Agencies	30,231,128	11,226,328
Mortgage – Backed Securities	11,747,755	15,905,791
Obligations of State and Political Subdivisions	16,990,307	20,893,082
Other Securities	7,416,929	7,222,864

Total Investment Securities Available for Sale (At Estimated Fair Value)	66,386,119	55,248,065

Total Investment Securities	68,713,351	58,209,577

Federal Funds Sold	7,127,026	2,522,578

Loans	391,583,052	358,171,477
Less: Unearned Discount	77,261	121,456
Reserve for Possible Loan Losses	4,316,155	3,945,593

Loans, Net	387,189,636	354,104,428
Equity Investment in SMTB Financial Group, LLC.	33,751	2,623
Bank Premises and Equipment	9,896,582	8,780,182
Other Assets	20,594,895	20,014,176

Total Assets	$505,521,375	$451,803,237

Liabilities
Deposits:
Demand	$85,236,150	$72,417,182
Money Market	158,560,895	126,707,767
NOW	31,776,892	25,516,385
Savings	46,987,398	45,852,116
Time Deposits	105,828,979	107,426,224

Total Deposits	428,390,314	377,919,674
(Estimated Fair Value $428,390,314 and $377,919,674 at June 30, 2003 and December 31, 2002, respectively)
Dividend Payable	271,600	229,251
Other Borrowed Funds	38,000,000	38,000,000
Other Liabilities	1,815,376	1,710,026

Total Liabilities	468,477,290	417,858,951

Stockholders’ Equity
Common Stock – $1.25 Par Value:	2,239,775	2,239,775
(7,000,000 Shares Authorized; 3,583,640 Shares Issued)
Retained Earnings	39,565,050	35,887,008
Additional Paid in Capital	1,993,574	1,993,574
Accumulated Other Comprehensive Income	981,854	733,640

Total	44,780,253	40,853,997
Less: Treasury Stock	7,736,168	6,909,711

(565,860 and 536,142 Shares at Cost at June 30, 2003 and December 31, 2002, respectively)
Total Stockholders' Equity	37,044,085	33,944,286

Total Liabilities and Stockholders’ Equity	$505,521,375	$451,803,237

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,
	2003	2002
Interest Income
Interest and Fees on Loans	6,591,374	5,809,990
Interest and Dividends on:
Obligations of U.S. Government Agencies	176,408	135,704
Mortgage – Backed Securities	156,129	321,722
Obligations of State & Political Subdivisions	206,227	267,152
Other Securities	122,298	77,650
Interest on Federal Funds Sold	33,001	28,914
Interest on Balances Due From Depository Institutions	256	228
Other Interest Income	27,608	31,744

Total Interest Income	7,313,301	6,673,104

Interest Expense
Money Market Accounts	442,930	467,265
Savings	71,817	76,935
Time Deposits $100,000 and Over	361,409	274,911
Other Time Deposits	655,488	515,421
Interest on Other Borrowed Money	356,512	445,550

Total Interest Expense	1,888,156	1,780,082

Net Interest Income	5,425,145	4,893,022
Provision for Possible Loan Losses	270,000	250,000

Net Interest Income After Provision for Possible Loan Losses	5,155,145	4,643,022

Other Non-Interest Income
Trust Department Income	125,303	92,228
Service Charges on Deposit Accounts	482,411	488,095
Other Income	1,009,377	862,696
Net Gain on Sale of Investment Securities	6,282	0
Net Income from Equity Investment	14,050	12,950

Total Other Non – Interest Income	1,637,423	1,455,969

Other Operating Expenses
Salaries	1,573,413	1,452,790
Pension and Other Employee Benefits	331,925	261,448
Net Occupancy Expense of Bank Premises	368,718	279,888
Furniture and Equipment Expense	274,780	254,957
Miscellaneous Operating Expense	706,655	676,731

Total Other Operating Expense	3,255,491	2,925,814

Income Before Income Taxes	3,537,077	3,173,177
Provision for Income Taxes	1,303,877	1,109,444

Net Income	2,233,200	2,063,733

Earnings Per Share
Net Income	0.74	0.67
Cash Dividends Declared	0.09	0.08
Weighted Average Shares Outstanding	3,020,459	3,073,924

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months Ended June 30,
	2003	2002
Interest Income
Interest and Fees on Loans	$12,884,768	$11,301,544
Interest and Dividends on:
Obligations of U.S. Government Agencies	269,730	251,642
Mortgage – Backed Securities	343,487	696,746
Obligations of State & Political Subdivisions	453,711	541,156
Other Securities	248,291	155,300
Interest on Federal Funds Sold	56,683	57,565
Interest on Balances Due From Depository Institutions	519	512
Other Interest Income	56,208	58,452

Total Interest Income	14,313,397	13,062,917

Interest Expense
Money Market Accounts	849,883	912,771
Savings	142,170	151,934
Time Deposits $100,000 and Over	737,239	612,187
Other Time Deposits	1,292,419	966,840
Interest on Other Borrowed Money	712,282	887,371

Total Interest Expense	3,733,993	3,531,103

Net Interest Income	10,579,404	9,531,814
Provision for Possible Loan Losses	350,000	460,000

Net Interest Income After Provision for Possible Loan Losses	10,229,404	9,071,814

Other Non-Interest Income
Trust Department Income	226,063	202,291
Service Charges on Deposit Accounts	937,686	912,929
Other Income	1,664,887	1,635,513
Net Gain on Sale of Investment Securities	16,415	0
Net Income from Equity Investment	31,128	22,215

Total Other Non – Interest Income	2,876,179	2,772,948

Other Operating Expenses
Salaries	3,061,584	2,728,818
Pension and Other Employee Benefits	664,588	525,385
Net Occupancy Expense of Bank Premises	745,573	516,626
Furniture and Equipment Expense	524,189	477,670
Miscellaneous Operating Expense	1,462,038	1,465,785

Total Other Operating Expense	6,457,972	5,714,284

Income Before Income Taxes	6,647,611	6,130,478
Provision for Income Taxes	2,425,556	2,168,495

Net Income	$4,222,055	$3,961,983

Earnings Per Share
Net Income	$1.39	$1.29
Cash Dividends Declared	$0.18	$0.15
Weighted Average Shares Outstanding	3,027,677	3,073,924

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,
	2003	2002
Net Income	$2,233,200	$2,063,733

Other Comprehensive Income, Before Tax:
Unrealized Holding Gain Arising During the Period	386,752	636,593
Less: Reclassification Adjustment for Gains Included in Net Income	0	0

	386,752	636,593
Income Tax Related to Other Comprehensive Income	162,884	267,369

Other Comprehensive Income, Net of Tax	223,868	369,224

Total Comprehensive Income	$2,457,068	$2,432,957

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Six Months Ended June 30,
	2003	2002
Net Income	$4,222,055	$3,961,983

Other Comprehensive Income, Before Tax:
Unrealized Holding Gain Arising During the Period	427,956	695,417
Less: Reclassification Adjustment for Gains Included in Net Income	0	0

	427,956	695,417
Income Tax Related to Other Comprehensive Income	179,742	292,075

Other Comprehensive Income, Net of Tax	248,214	403,342

Total Comprehensive Income	$4,470,269	$4,365,325

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 3/31/2002	3,071,534	$2,239,775	$1,993,574	$30,433,373	$(6,242,865)	$129,763	$28,553,620
Comprehensive Income:
Net Income				2,063,733			2,063,733
Other Comprehensive Income,
Net of Tax						369,224	369,224

Total Comprehensive Income							2,432,957
Cash Dividends Declared				(230,366)			(230,366)

Balance at 6/30/2002	3,071,534	$2,239,775	$1,993,574	$32,266,740	$(6,242,865)	$498,987	$30,756,211

Balance at 3/31/2003	3,023,410	$2,239,775	$1,993,574	$37,603,451	$(7,572,238)	$757,986	$35,022,548
Comprehensive Income:
Net Income				2,233,200			2,233,200
Other Comprehensive Income,
Net of Tax						223,868	223,868

Total Comprehensive Income							2,457,068
Cash Dividends Declared				(271,601)			(271,601)
Treasury Stock Purchases	(5,630)				(163,930)		(163,930)

Balance at 6/30/2003	3,017,780	$2,239,775	$1,993,574	$39,565,050	$(7,736,168)	$981,854	$37,044,085

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 12/31/2001	3,078,514	$2,239,775	$1,993,574	$28,765,704	$(6,095,915)	$95,645	$26,998,783
Comprehensive Income:
Net Income				3,961,983			3,961,983
Other Comprehensive Income,
Net of Tax						403,342	403,342

Total Comprehensive Income							4,365,325
Cash Dividends Declared				(460,947)			(460,947)
Treasury Stock Purchases	(6,980)				(146,950)		(146,950)

Balance at 6/30/2002	3,071,534	$2,239,775	$1,993,574	$32,266,740	$(6,242,865)	$498,987	$30,756,211

Balance at 12/31/2002	3,047,498	$2,239,775	$1,993,574	$35,887,008	$(6,909,711)	$733,640	$33,944,286
Comprehensive Income:
Net Income				4,222,055			4,222,055
Other Comprehensive Income,
Net of Tax						248,214	248,214

Total Comprehensive Income							4,470,269
Cash Dividends Declared				(544,013)			(544,013)
Treasury Stock Purchases	(29,718)				(826,457)		(826,457)

Balance at 6/30/2003	3,017,780	$2,239,775	$1,993,574	$39,565,050	$(7,736,168)	$981,854	$37,044,085

SMITHTOWN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30
	2003	2002
Cash Flows from Operating Activities
Net Income	$2,233,200	$2,063,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on Premises and Equipment	202,649	162,401
Provision for Possible Loan Losses	270,000	250,000
Net Gain on Sale of Investment Securities	(6,282)	0
Amortization of Transition Obligation	(597)	67,422
Increase (Decrease) in Interest Payable	(116,528)	21,844
Increase (Decrease) in Miscellaneous Payables and Accrued Expenses	33,122	(75,269)
Increase in Fees and Commissions Receivable	(5,246)	(13,290)
Decrease in Interest Receivable	100,817	70,494
Decrease in Prepaid Expenses	189,620	85,437
Increase in Miscellaneous Receivable	(255,524)	(322,492)
Decrease in Income Taxes Receivable	(882,331)	(922,616)
Increase in Deferred Taxes	(123,668)	(95,540)
Increase (Decrease) in Accumulated Post Retirement Benefit Obligation	4,075	(63,166)
Amortization of Investment Security Premiums and Accretion of Discounts	(86,334)	(44,920)
Net Gain on Investment in SMTB Financial Group, LLC.	(14,050)	(12,951)

Cash Provided by Operating Activities	1,542,923	1,171,087

Cash Flows from Investing Activities
Proceeds from Disposition of Mortgage-Backed Securities:
Held to Maturity	83,968	77,312
Available for Sale	1,857,733	2,538,847
Proceeds from Disposition of Other Investment Securities:
Held to Maturity	312,612	450,894
Available for Sale	11,235,294	1,070,436
Purchase of Other Investment Securities:
Held to Maturity	0	(140,000)
Available for Sale	(27,976,589)	(3,196,551)
Federal Funds Sold, Net	11,101,869	(311,401)
Loans Made to Customers, Net	(27,926,183)	(27,245,463)
Purchase of Premises and Equipment	(734,993)	(737,453)
Increase in Cash Surrender Value of Officer's Life Insurance Policies	(123,672)	(369,222)

Cash Used by Investing Activities	(32,169,961)	(27,862,601)

Cash Flows from Financing Activities
Net Increase in Demand Deposits, NOW and Savings Accounts	34,771,529	12,394,010
Net Increase (Decrease) in Time Accounts	(2,759,905)	12,259,679
Cash Dividends Paid	(272,412)	(230,583)
Purchase of Treasury Stock	(163,930)	0

Cash Provided by Financing Activities	31,575,282	24,423,106

Net Increase in Cash and Due from Banks	948,244	(2,268,408)
Cash and Due from Banks, Beginning of Period	11,017,890	11,617,879

Cash and Due from Banks, End of Period	$11,966,134	$9,349,471

Supplemental Disclosures of Cash Flow Information
Cash Paid During Period for:
Interest	$470,992	$529,853
Income Taxes	2,288,450	2,127,600
Schedule of Noncash Investing Activities
Unrealized Gain on Securities Available for Sale	386,752	636,593

SMITHTOWN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30
	2003	2002
Cash Flows from Operating Activities
Net Income	$4,222,055	$3,961,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on Premises and Equipment	356,204	279,528
Provision for Possible Loan Losses	350,000	460,000
Net Gain on Sale of Investment Securities	(16,415)	0
Amortization of Transition Obligation	(1,194)	67,422
Increase (Decrease) in Interest Payable	(9,715)	134,813
Increase in Miscellaneous Payables and Accrued Expenses	123,659	51,869
Increase in Fees and Commissions Receivable	(14,922)	(26,580)
Increase in Interest Receivable	(108,721)	(248,475)
Increase in Prepaid Expenses	(444,013)	(527,319)
Increase in Miscellaneous Receivable	158,015	(654,656)
Decrease in Income Taxes Receivable	52,778	37,827
Increase in Deferred Taxes	(172,287)	(209,728)
Increase (Decrease) in Accumulated Post Retirement Benefit Obligation	7,304	(56,638)
Amortization of Investment Security Premiums and Accretion of Discounts	(45,012)	(106,764)
Net Gain on Investment in SMTB Financial Group, LLC.	(31,128)	(22,215)

Cash Provided by Operating Activities	4,426,608	3,141,067

Cash Flows from Investing Activities
Proceeds from Disposition of Mortgage-Backed Securities:
Held to Maturity	168,284	187,919
Available for Sale	4,011,082	5,394,731
Proceeds from Disposition of Other Investment Securities:
Held to Maturity	312,612	486,805
Available for Sale	13,929,484	3,652,186
Purchase of Other Investment Securities:
Held to Maturity	(40,000)	(140,000)
Available for Sale	(28,395,853)	(3,389,647)
Federal Funds Sold, Net	(4,604,447)	(10,945,789)
Loans Made to Customers, Net	(33,435,207)	(46,100,525)
Distribution from SMTB Financial Group, LLC.	0	30,000
Purchase of Premises and Equipment	(1,472,605)	(2,652,726)
Increase in Cash Surrender Value of Officer's Life Insurance Policies	(246,018)	(522,488)

Cash Used by Investing Activities	(49,772,668)	(53,999,534)

Cash Flows from Financing Activities
Net Increase in Demand Deposits, NOW and Savings Accounts	52,067,886	28,111,128
Net Increase (Decrease) in Time Accounts	(1,597,245)	8,542,946
Cash Dividends Paid	(501,663)	(460,948)
Securities Sold Under Agreements to Repurchase and Other Borrowings, Net	0	13,250,000
Purchase of Treasury Stock	(826,457)	(146,950)

Cash Provided by Financing Activities	49,142,521	49,296,176

Net Increase in Cash and Due from Banks	3,796,461	(1,562,291)
Cash and Due from Banks, Beginning of Period	8,169,673	10,911,762

Cash and Due from Banks, End of Period	$11,966,134	$9,349,471

Supplemental Disclosures of Cash Flow Information
Cash Paid During Period for:
Interest	$734,162	$812,325
Income Taxes	2,512,363	2,340,125
Schedule of Noncash Investing Activities
Unrealized Gain on Securities Available for Sale	427,956	695,417

Notes to Consolidated Financial Statements

Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2003 and December 31, 2002 and its results of operations for the three months ended June 30, 2003 and 2002 and its cash flows for the three months ended June 30, 2003 and 2002 and its results of operations for the six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Earnings Per Common Shares

Earnings per share are calculated by dividing Net Income by the weighted average number of common shares outstanding.

Investment Securities

Fair Value:

June 30, 2003	$68,840,663
December 31, 2002	$58,366,709

Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by the use of the words “believe”, “expect”, “anticipate”, “project”, “estimate”, “will be”, “will continue”, “will likely result”, or similar expressions. The Company’s ability to predict results of the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company as well as its subsidiaries include but are not limited to changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principals and guidelines, and governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services.

The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company’s performance.

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

Smithtown Bancorp (the Bancorp) is a one-bank holding company formed in 1984. Its income is derived primarily from the operations of its subsidiary, Bank of Smithtown (the Bank).

The Bank’s Balance Sheet continued to grow through the second quarter of 2003. During the first two quarter’s of 2003 total assets grew 11.89% from $451,803,237 to $505,521,375. While loan growth during the first quarter of 2003 was 1.53%, loans grew by 7.68% during the second quarter of 2003 resulting in a 9.33% year to date growth in loans. Management expects loan growth to continue during the foreseeable future. Loans represent 76.6% of total assets at June 30, 2003 as compared to 79.3% at December 31, 2002. Loans collateralized with real estate assets represent 90.16% of total loans. Due to the continued pressure of low market rates, the yields on interest earning assets fell during the first two quarter’s of 2003. The yield on loans was 6.98% and 7.35% at June 30, 2003 and December 31, 2002, respectively. The yield on investments was 5.61% and 5.94% at June 30, 2003 and December 31, 2002, respectively. The yield on Federal Funds Sold was 1.15% and 1.56% at June 30, 2003 and December 31, 2002, respectively. The bank’s net interest margin through the first six months of 2003 was 4.96% down from 5.14% at December 31, 2002. The overall yield on interest earning assets was 6.67% through the first two quarters of 2003, as compared to 7.14% for the same period in 2002. During the first six months of 2003, premises and equipment increased by approximately $1,116,400. This change is attributable to the opening of a new store front branch and equipment upgrades. From the period January 1, 2003 to June 30, 2003, the liability side of the Balance Sheet increased by approximately $51,010,000, deposit growth accounted for approximately $50,618,000 of this increase which was attributable to the competitive pricing of deposit products and successful sales efforts put forth by the retail staff. The Bank’s overall cost of funds for the six months ended June 30, 2003 was 2.08%, as compared to 2.29% at December 31, 2002. The change in stockholders’ equity was the result of net income of $4,222,055, dividends declared of $544,013, treasury stock purchases of $826,457 and other comprehensive income of $248,214. The Return on Average Assets was 1.77% through the second quarter of 2003 as compared to 1.94% for the same period of 2002. The Return on Average Equity was 23.90% for the first two quarters of 2003 compared to 27.54% for the same period in 2002. Leverage capital at June 30, 2003 and 2002 was 7.77% and 7.55%, respectively. Total Risk Based Capital was 10.34% and 9.87% at the end of the second quarter of 2003 and 2002, respectively.

Smithtown Bancorp’s most recent two-for-one stock split was completed on April 18, 2003. It was the third two-for-one stock split of the company’s shares during the past five years. The shares are traded on the OTC Bulletin Board, which is an electronic market owned by and operated by NASDAQ.

Net income for the second quarter 2003 was $2,233,200 compared to $2,063,733 for the three months ended June 30, 2002, an increase of 8.21%. Earnings per share for the second quarter was $0.74, as compared to $0.67 for the same quarter in 2002. Interest income on loans increased by 13.45%, as compared to the same quarter in 2002. For the second quarter of 2003, total interest expense paid on deposits increased by 14.77% over that of the same quarter of 2002. Non-interest income increased by $181,454 or 12.46% for the three months ended June 30, 2003 compared to the same period in 2002. This increase is primarily the result of loan fees collected during the second quarter of 2003 verses that of the same period in 2002. During the three months ended June 30, 2003, the Provision for Possible Loan Losses, a direct charge to earnings, increased by $20,000 over that of the same in 2002. The level of the Reserve for Possible Loan Losses at June 30, 2003 is considered adequate since it surpasses management’s estimate of potential loss on internally classified loans plus allocations to provide for components of the loan portfolio that were not classified. Management also considered the following factors in determining the adequacy of the Reserve for Possible Loan Losses at June 30, 2003: (a) Reserves against all classified loans at June 30, 2003 now stands at 468%, up from 209% at March 31, 2003; (b) Reserve coverage of Non-Performing loans at June 30, 2003 increased to 17,043%, up from 312% at March 31, 2003; (c) Non-performing loans totaled approximately $25,000 at June 30, 2003 as compared to $1,285,000 at March 31, 2003; and (d) Delinquency of accruing loans, 30 to 89 days at June 30, 2003 increased to approximately $2,124,000 from $88,000 at March 31, 2003. Management is confidant that the reserve for loan loss account provides adequate coverage for any known losses in the loan portfolio. Other operating expenses increased by 11.27% due to increased salary and benefit expenses as well as increased equipment, advertising, and business development expenses related to the opening of the new branch.

Net income for the six months ended June 30, 2003 was $4,222,055 compared to $3,961,983 for the same period in 2002, an increase of 6.56%. Earnings per share for the six months ended was $1.39, as compared to $1.29 for the same period in 2002. For the six months ended June 30, 2003, interest income on loans increased by 14.01%, as compared to the same quarter in 2002. Through the second quarter of 2003, total interest expense paid on deposits increased by 14.30% over that of the same period of 2002, as a result of greater balances in interest bearing deposits and not because of higher interest rates. Non-interest income increased by $103,231 or 3.72% for the six months ended June 30, 2003 as compared to the same period in 2002. This increase is primarily the result of loan fees collected through the second quarter of 2003 verses that of the same period in 2002. During the six months ended June 30, 2003, the Provision for Possible Loan Losses, a direct charge to earnings, decreased by $110,000 over that of the same in 2002. The level of the Reserve for Possible Loan Losses at June 30, 2003 is considered adequate since it surpasses management’s estimate of potential loss on internally classified loans plus allocations to provide for components of the loan portfolio that were not classified. Other operating expenses increased by $883,688 or 14.59% due to increased salary and benefit expenses as well as increased equipment, advertising, and business development expenses related to the opening of the new branch.

On July 17, 2003, Smithtown Bancorp, Inc., formed a statutory trust organized under the laws of the State of Delaware known as “Smithtown Bancorp Capital Trust I (the “Trust”). It is the intention of the Trust to issue Trust Preferred Securities (TPS) in a pooled transaction in order to purchase subordinated debentures issued by Smithtown Bancorp, Inc. The capital raised by the Smithtown Bancorp, Inc., will then be used for general corporate purposes, including the repurchase of Smithtown Bancorp common stock. Management anticipates it will raise approximately $11,000,000 with the following terms: fixed rate for five years, converting to LIBOR Floating Rate for the remaining 25 years and are callable after five years and for special events.

As we enter the third quarter, management remains very optimistic about the bank’s performance during 2003.

Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk Liquidity provides the source of funds for anticipated and unanticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on Mortgage-Backed Securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and their market rate of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The method by which the Bank controls its liquidity and interest rate sensitivity is through asset liability management. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Commercial Lending Officer, and the Chief Retail Officer of the Bank serve on the Asset Liability Management Committee. Reports detailing current liquidity position and projected liquidity as well as projected funding requirements are reviewed monthly, or as often as deemed necessary. Semi-annually, the Bank collects the necessary information to run an income simulation model, which tests the Bank’s sensitivity to fluctuations in interest rates. These rate fluctuations are large and immediate and actually reflect the Bank’s earnings under these simulations. These income simulations are reviewed by the Board of Directors. The simulation performed during 2003 reflected minimal sensitivity to upward or downward rate fluctuations. Interest income, margins, and net income remain stable regardless of changes in market interest rates. These models then lead to investment, loan, and deposit strategies and decisions for earnings maximization within acceptable risk levels.

The Bank’s market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at June 30, 2003 and 2002. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money Market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.

As of June 30, 2003	Expected Maturity Between
	7/1/03 – 12/31/03		1/1/04 – 12/31/04		1/1/05 – 12/31/05		1/1/06 – 12/31/06		1/1/07 – 12/31/07		Thereafter
(In thousands)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Fair Value
Other Financial Instruments
Interest Earning Assets
Investments
Available for Sale (Fair Value)	$13,069	3.89	$3,285	4.39	$8,688	3.72	$5,118	3.26	$7,510	4.00	$28,716	5.68	$66,386
Held to Maturity (Book Value)	375	4.72	262	5.04	437	5.05	671	5.17	126	5.50	456	6.44	2,454
Federal Funds Sold
Loans:
Fixed Rate
Real Estate Loans, Construction	0	0.00	175	9.50	0	0.00	0	0.00	0	0.00	0	0.00	184
Real Estate Loans, Other
Commercial	17	11.00	85	8.55	40	7.50	57	9.50	149	7.00	19,545	7.47	20,089
Residential	6	11.55	8	9.41	197	8.68	185	7.78	60	8.09	28,149	6.96	28,613
Commercial and Industrial Loans	4,783	6.23	2,200	7.15	732	9.70	1,148	8.20	1,229	7.14	1,784	6.24	11,896
Loans to Individuals for Household, Family and Other Personal Expenditures	672	5.88	706	7.15	225	12.01	211	11.16	301	11.43	293	15.95	2,438
Variable Rate
Real Estate Loans, Construction	64,686	5.15	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00	64,686
Real Estate Loans, Other
Commercial	4,747	6.02	19,106	7.62	12,421	8.46	44,371	7.59	49,206	7.61	57,854	7.23	189,850
Residential	20,395	4.10	2,759	7.50	1,549	8.21	1,625	8.18	11,360	7.20	15,691	6.07	53,547
Commercial and Industrial Loans	22,198	5.39	2	7.50	0	0.00	0	0.00	0	0.00	0	0.00	22,200
Loans to Individuals for Household, Family and Other Personal Expenditures	431	5.50	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00	431

Total Interest Earning Assets	$131,379		$28,588		$24,289		$53,386		$69,941		$152,488

Interest Bearing Liabilities
Deposits
Savings	$4,699	0.49	$9,397	0.49	$9,397	0.49	$9,397	0.49	$9,397	0.49	$4,700	0.49	$46,987
Money Market	39,640	1.18	79,280	1.18	39,641	1.18	0	0.00	0	0.00	0	0.00	158,561
NOW	3,178	0.10	6,355	0.10	6,355	0.10	6,355	0.10	6,355	0.10	3,179	0.10	31,777
Time Deposits of 100,000 or more	8,347	1.15	9,656	3.92	6,352	6.60	1,497	4.19	7,280	4.66	1,456	3.55	34,588
Other Time Deposits	8,452	1.76	32,870	3.53	11,970	5.97	4,731	3.81	10,929	4.47	1,740	3.54	70,692
Other Borrowings	7,000	6.40	21,000	3.05	5,000	2.89	0	0.00	5,000	3.67	0	0.00	38,000

Total Interest Bearing Liabilities	$71,316		$158,558		$78,715		$21,980		$38,961		$11,075

As of June 30, 2002	Expected Maturity Between
	7/1/02 – 12/31/02		1/1/03 – 12/31/03		1/1/04 – 12/31/04		1/1/05 – 12/31/05		1/1/06 – 12/31/06		Thereafter
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average	Fair
(In thousands)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)	Value
Other Financial Instruments
Interest Earning Assets
Investments
Available for Sale (Fair Value)	$7,146	5.13	$2,711	5.05	$1,844	4.50	$3,321	5.01	$577	4.33	$42,261	5.38	$57,860
Held to Maturity (Book Value)	941	5.44	874	4.90	252	5.10	427	5.09	661	5.19	905	6.33	4,228
Federal Funds Sold	10,986	1.75											10,986
Loans:
Fixed Rate
Real Estate Loans, Construction	0	0.00	0	0.00	175	9.50	0	0.00	0	0.00	19	8.75	196
Real Estate Loans, Other
Commercial	0	0.00	58	11.03	155	8.76	5,790	8.51	59	9.50	18,344	7.90	24,589
Residential	17	10.16	29	11.54	278	8.50	312	8.72	283	7.74	38,144	7.33	39,836
Commercial and Industrial Loans	2,796	7.93	285	9.36	802	9.02	1,306	9.66	1,121	9.48	1,829	7.70	8,200
Loans to Individuals for Household, Family and Other Personal Expenditures	441	7.33	1,894	6.73	480	10.96	389	11.54	237	11.30	389	14.92	3,868
Variable Rate
Real Estate Loans, Construction	53,212	6.24	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00	53,212
Real Estate Loans, Other
Commercial	6,892	7.80	12,397	7.86	23,080	7.96	20,663	8.40	40,058	8.12	53,184	7.82	157,720
Residential	16,759	4.91	685	7.87	897	7.88	435	8.10	2,571	7.53	3,633	7.03	25,037
Commercial and Industrial Loans	12,838	6.03	97	7.42	1,115	6.20	581	6.52	387	7.66	2,700	7.17	17,760
Loans to Individuals for Household, Family and Other Personal Expenditures	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00	41	8.75	41

Total Interest Earning Assets	$112,028		$19,030		$29,078		$33,224		$45,954		$161,449

Interest Bearing Liabilities
Deposits
Savings	$4,010	0.62	$8,020	0.62	$8,020	0.62	$8,020	0.62	$8,020	0.62	$4,012	0.62	$40,102
Money Market	29,516	1.55	59,032	1.55	29,520	1.55	0	0.00	0	0.00	0	0.00	118,068
NOW	2,713	0.20	5,426	0.20	5,426	0.20	5,426	0.20	5,426	0.20	2,709	0.20	27,126
Time Deposits of 100,000 or more	13,210	2.25	2,473	2.47	3,333	5.27	5,348	6.57	991	5.03	3,786	4.81	29,141
Other Time Deposits	14,933	2.69	15,779	2.72	17,895	4.03	10,076	6.65	2,434	4.90	2,660	4.52	63,777
Other Borrowings	27,000	2.56	7,000	6.40	19,000	3.40	0	0.00	0	0.00	0	0.00	53,000

Total Interest Bearing Liabilities	$91,382		$97,730		$83,194		$28,870		$16,871		$13,167

CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP

August 7, 2003	/S/ BRADLEY E. ROCK
Bradley E. Rock, Chairman, President and Chief Executive Officer

August 7, 2003	/S/ ANITA M. FLOREK
Anita M. Florek, Executive Vice President, Treasurer and Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13a-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradley E. Rock, Chairman, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smithtown Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) ; and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 7, 2003	/s/ BRADLEY E. ROCK
Bradley E. Rock Chairman, President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anita M. Florek, Executive Vice President, and Treasurer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smithtown Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 7, 2003	/s/ ANITA M. FLOREK
Anita M. Florek, Executive Vice President, and Treasurer