Form 10-Q
period 2003-09-30
SMITHTOWN BANCORP INC
filed 2003-11-14
CIK 747345

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

Commission file number 2-91511

SMITHTOWN BANCORP

Incorporated pursuant to the laws of New York State

Internal Revenue Service – Employer Identification No. 11-2695037

One East Main Street, Smithtown, New York 11787-2801

631-360-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check whether the registrant is an accelerated filer.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,990,074 Shares of Common Stock ($1.25 Par Value) Outstanding as of November 10, 2003.

SMITHTOWN BANCORP

INDEX

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

Unaudited Consolidated Statements of Income for the Three Months Ended September 30, 2003 and 2002

Unaudited Consolidated Statements of Income for the Nine Months Ended September 30, 2003 and 2002

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2003 and 2002

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings—None

Item 2.	Change in Securities and Use of Proceeds—Not Applicable

Item 3.	Defaults upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	Exhibits and Reports on Form 8-K

(1)	Exhibits

Exhibit Number Referred to Item 601 of Regulation S-K	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(2)	Report Form 8-K Change in Registrant’s Certifying Accountant—Filed August 26, 2003—Incorporated by Reference

Signatures

SMITHTOWN BANCORP

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2003	December 31, 2002
Assets
Cash and Due from Banks	$15,869,456	$8,169,673
Federal Funds Sold	528,889	2,522,578

Total Cash and Cash Equivalents	16,398,345	10,692,251

Investment Securities:
Investment Securities Held to Maturity:
Mortgage-Backed Securities	341,310	579,622
Obligations of State and Political Subdivisions	1,785,562	2,381,890

Total Investment Securities Held to Maturity	2,126,872	2,961,512

(Estimated Fair Value $2,248,554 and $ 3,118,644 at September 30, 2003 and December 31, 2002, respectively)
Investment Securities Available for Sale:
Obligations of U.S. Government Agencies	25,242,878	11,226,328
Mortgage-Backed Securities	9,557,959	15,905,791
Obligations of State and Political Subdivisions	17,914,880	20,893,082
Other Securities	7,418,485	7,222,864

Total Investment Securities Available for Sale (At Estimated Fair Value)	60,134,202	55,248,065

Total Investment Securities	62,261,074	58,209,577

Restricted Investment Securities	2,634,420	2,634,420

Loans	423,253,773	358,171,477
Less: Unearned Discount	61,876	121,456
Allowance for Loan Losses	4,547,682	3,945,593

Loans, Net	418,644,215	354,104,428

Equity Investment in SMTB Financial Group, LLC.	56,132	2,623
Bank Premises and Equipment	10,137,250	8,780,182
Other Assets
Cash Surrender Value of Bank Owned Life Insurance Policies	12,655,560	10,756,096
Other	7,105,956	6,623,660

Total Assets	$529,892,952	$451,803,237

Liabilities
Deposits:
Demand	$93,353,467	$72,417,182
Money Market	148,808,131	126,707,767
NOW	33,182,535	25,516,385
Savings	49,247,212	45,852,116
Time Deposits	109,005,782	107,426,224

Total Deposits	433,597,127	377,919,674
Dividend Payable	271,481	229,251
Other Borrowed Funds	44,300,000	38,000,000
Trust Preferred Securities	11,000,000	0
Other Liabilities	2,005,278	1,710,026

Total Liabilities	491,173,886	417,858,951

Stockholders’ Equity
Common Stock-$1.25 Par Value:	2,239,775	2,239,775
(7,000,000 Shares Authorized; 3,583,640 Shares Issued)
Retained Earnings	41,704,282	35,887,008
Additional Paid in Capital	1,993,574	1,993,574
Accumulated Other Comprehensive Income	557,075	733,640

Total	46,494,706	40,853,997
Less: Treasury Stock	7,775,640	6,909,711

(567,185 and 536,142 Shares at Cost at September 30, 2003 and December 31, 2002, respectively)
Total Stockholders’ Equity	38,719,066	33,944,286

Total Liabilities and Stockholders’ Equity	$529,892,952	$451,803,237

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,
	2003	2002

Interest Income
Interest and Fees on Loans	$6,952,322	$6,172,759
Interest and Dividends on:
Obligations of U.S. Government Agencies	177,716	154,006
Mortgage-Backed Securities	133,289	277,031
Obligations of State & Political Subdivisions	206,156	264,313
Other Securities	122,276	98,211
Interest on Federal Funds Sold	19,646	22,073
Interest on Balances Due From Depository Institutions	236	481
Other Interest Income	313	17,675

Total Interest Income	7,611,954	7,006,549

Interest Expense
Money Market Accounts	419,746	455,843
Savings	59,761	78,713
Time Deposits $100,000 and Over	380,209	344,798
Other Time Deposits	622,236	594,574
Interest on Other Borrowed Money	352,831	440,951

Total Interest Expense	1,834,783	1,914,879

Net Interest Income	5,777,171	5,091,670
Provision for Loan Losses	250,000	330,000

Net Interest Income After Provision for Loan Losses	5,527,171	4,761,670

Other Non-Interest Income
Trust Department Income	227,244	98,354
Service Charges on Deposit Accounts	394,691	499,935
Other Income	376,994	686,301
Net Gain on Sale of Investment Securities	44,550	76,865
Net Income from Equity Investment	22,382	16,632

Total Other Non-Interest Income	1,065,861	1,378,087

Other Operating Expenses
Salaries	1,231,333	1,342,280
Pension and Other Employee Benefits	310,597	283,441
Net Occupancy Expense of Bank Premises	368,101	310,942
Furniture and Equipment Expense	272,753	271,795
Miscellaneous Operating Expense	625,919	986,068

Total Other Operating Expense	2,808,703	3,194,526

Income Before Income Taxes	3,784,329	2,945,231
Provision for Income Taxes	1,373,616	1,005,550

Net Income	$2,410,713	$1,939,681

Earnings Per Share
Net Income	$0.80	$0.63
Cash Dividends Declared	$0.09	$0.08
Weighted Average Shares Outstanding	3,016,992	3,071,534
Comprehensive Income	$1,985,934	$2,052,469

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended September 30,
	2003	2002

Interest Income
Interest and Fees on Loans	$20,174,551	$17,801,762
Interest and Dividends on:
Obligations of U.S. Government Agencies	447,446	405,648
Mortgage-Backed Securities	476,776	973,777
Obligations of State & Political Subdivisions	659,867	805,469
Other Securities	370,567	253,511
Interest on Federal Funds Sold	76,329	79,638
Interest on Balances Due From Depository Institutions	755	993
Other Interest Income	56,521	76,127

Total Interest Income	22,262,812	20,396,925

Interest Expense
Money Market Accounts	1,269,629	1,368,614
Savings	201,931	230,647
Time Deposits $100,000 and Over	1,117,448	956,985
Other Time Deposits	1,914,655	1,561,414
Interest on Other Borrowed Money	1,065,113	1,328,322

Total Interest Expense	5,568,776	5,445,982

Net Interest Income	16,694,036	14,950,943
Provision for Loan Losses	600,000	690,000

Net Interest Income After Provision for Loan Losses	16,094,036	14,260,943

Other Non-Interest Income
Trust Department Income	453,307	300,645
Service Charges on Deposit Accounts	1,332,377	1,412,864
Other Income	1,197,292	1,211,955
Net Gain on Sale of Investment Securities	60,965	76,865
Net Income from Equity Investment	53,510	38,847

Total Other Non-Interest Income	3,097,451	3,041,176

Other Operating Expenses
Salaries	3,915,214	3,523,418
Pension and Other Employee Benefits	975,185	808,826
Net Occupancy Expense of Bank Premises	1,113,674	827,568
Furniture and Equipment Expense	796,942	749,465
Miscellaneous Operating Expense	1,958,532	2,317,133

Total Other Operating Expense	8,759,547	8,226,410

Income Before Income Taxes	10,431,940	9,075,709
Provision for Income Taxes	3,799,172	3,174,045

Net Income	$6,632,768	$5,901,664

Earnings Per Share
Net Income	$2.19	$1.92
Cash Dividends Declared	$0.27	$0.23
Weighted Average Shares Outstanding	3,024,076	3,073,118
Comprehensive Income	$6,456,203	$6,417,793

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Cost of	Accumulated
	Common Stock				Common	Other	Total
	Shares		Capital	Retained	Stock in	Comprehensive	Stockholders’
	Outstanding	Amount	Surplus	Earnings	Treasury	Income (Loss)	Equity

Balance at 1/1/02	3,078,514	$2,239,775	$1,993,574	$28,765,704	$(6,095,915)	$95,645	$26,998,783
Comprehensive Income:
Net Income				5,901,664			5,901,664
Other Comprehensive Income, Net of Tax						516,129	516,129

Total Comprehensive Income							6,417,793
Cash Dividends Declared				(691,312)			(691,312)
Treasury Stock Purchases	(6,980)				(146,950)		(146,950)

Balance at 9/30/02	3,071,534	$2,239,775	$1,993,574	$33,976,056	$(6,242,865)	$611,774	$32,578,314

Balance at 1/1/03	3,047,498	$2,239,775	$1,993,574	$35,887,008	$(6,909,711)	$733,640	$33,944,286
Comprehensive Income:
Net Income				6,632,768			6,632,768
Other Comprehensive Income, Net of Tax						(176,565)	(176,565)

Total Comprehensive Income							6,456,203
Cash Dividends Declared				(815,494)			(815,494)
Treasury Stock Purchases	(31,043)				(865,929)		(865,929)

Balance at 9/30/03	3,016,455	$2,239,775	$1,993,574	$41,704,282	$(7,775,640)	$557,075	$38,719,066

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2003	2002
Cash Flows from Operating Activities
Net Income	$6,632,768	$5,901,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on Premises and Equipment	540,066	451,785
Provision for Loan Losses	600,000	690,000
Net Gain on Sale of Investment Securities	(60,965)	(76,865)
Amortization of Transition Obligation	22,196	66,825
Increase in Interest Payable	112,721	209,897
Increase in Miscellaneous Payables and Accrued Expenses	226,050	108,608
(Increase) Decrease in Fees and Commissions Receivable	75,065	(39,870)
Increase in Interest Receivable	(198,297)	(712,544)
Increase in Prepaid Expenses	(369,272)	(290,243)
(Increase) Decrease in Miscellaneous Receivable	46,269	(288,299)
Decrease in Income Taxes Receivable	149,820	227,286
Increase in Deferred Taxes	(238,816)	(423,387)
Decrease in Accumulated Post Retirement Benefit Obligation	(19,669)	(51,529)
Amortization of Investment Security Premiums and Accretion of Discounts	(116,665)	(157,004)
Net Gain on Investment in SMTB Financial Group, LLC.	(53,510)	(38,847)

Cash Provided by Operating Activities	7,347,761	5,577,477

Cash Flows from Investing Activities
Proceeds from Disposition of Mortgage-Backed Securities:
Held to Maturity	238,313	255,350
Available for Sale	5,981,753	7,873,219
Proceeds from Disposition of Other Investment Securities:
Held to Maturity	446,861	870,850
Available for Sale	32,046,984	10,673,592
Purchase of Other Investment Securities:
Held to Maturity	(40,000)	(140,000)
Available for Sale	(42,852,184)	(12,311,458)
Federal Funds Sold, Net	1,993,689	(10,360,915)
Loans Made to Customers, Net	(65,139,786)	(62,748,654)
Distribution from SMTB Financial Group, LLC.	0	30,000
Purchase of Premises and Equipment	(1,897,134)	(3,651,609)
Purchase of Officer’s Life Insurance Policies	(1,413,600)	(595,000)
Increase in Cash Surrender Value of Officer’s Life Insurance Policies	(351,138)	(401,710)

Cash Used by Investing Activities	(70,986,242)	(70,506,335)

Cash Flows from Financing Activities
Net Increase in Demand Deposits, NOW and Savings Accounts	54,097,897	33,569,648
Net Increase in Time Accounts	1,579,558	21,686,927
Cash Dividends Paid	(773,263)	(691,313)
Securities Sold Under Agreements to Repurchase and Other Borrowings, Net	6,300,000	10,250,000
Purchase of Treasury Stock	(865,928)	(146,950)
Proceeds from Trust Preferred Issue	11,000,000	0

Cash Provided by Financing Activities	71,338,264	64,668,312

Net Increase (Decrease) in Cash and Cash Equivalents	7,699,783	(260,546)
Cash and Due from Banks, Beginning of Period	8,169,673	10,911,762

Cash and Due from Banks, End of Period	$15,869,456	$10,651,216

Supplemental Disclosures of Cash Flow Information
Cash Paid During Period for:
Interest	$980,952	$1,243,340
Income Taxes	3,848,117	3,369,875
Schedule of Noncash Investing Activities
Unrealized Gain (Loss) on Securities Available for Sale	(304,379)	889,879

See accompanying notes to the Unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Unaudited

Note 1—Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp (the “Company”) and its wholly-owned subsidiary, The Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2002 consolidated balance sheet was derived from the Company’s December 31, 2002 audited consolidated financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2003. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position and its results of operations for the periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Certain reclassifications related to direct loan origination fees and costs have been made to the prior and current year’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2—Trust Preferred Securities

In September 2003, the Company formed a statutory trust organized under the laws of the State of Delaware, known as Smithtown Bancorp Capital Trust I (the “Trust”). The Trust issued $11,000,000 of Floating Rate Capital Securities due October 8, 2033 (the capital securities). The capital securities bear interest at 3-month LIBOR plus 2.99%. The interest rate adjusts quarterly. Interest is payable quarterly. The capital securities provide for an interest deferral on a cumulative basis at the option of the Company for up to 20 consecutive quarters. The Company may not declare or pay dividends or distributions on capital stock or redeem or purchase any of its capital stock during an interest deferral period. The Company has the right to redeem the capital securities, in whole or in part, at a premium declining ratably to par on October 8, 2008.

Note 3—Earnings Per Common Shares

Earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. The Company has no potentially diluted securities.

Note 4—New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Adoption of the initial recognition and measurement provisions did not have a material impact on the Company’s financial condition or results of operations at or for the nine months ended September 30, 2003.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses the accounting and reporting for variable interest entities, as defined. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. The Company adopted this provision effective September 25, 2003 upon the issuance of a pooled trust preferred offering. See Note 2.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Company’s current business operations, the provisions of SFAS No. 149 do not have a material impact on the Company’s financial condition, results of operations, or disclosures.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on the Company’s current business operations, the provisions of SFAS No. 150 do not impact the Company’s financial condition, results of operations, or disclosures.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion compares the financial condition of Smithtown Bancorp (the Company), at September 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month and nine-month periods ended September 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

The Bank’s Balance Sheet continued to grow during the third quarter 2003. During the first three quarters of 2003 total assets grew 17.28% from $451,803,237 to $529,892,952. Loan growth also continued during third quarter. First quarter loan growth was 1.53%, second quarter growth was 7.68% and third quarter growth exceeded both prior quarters and was 8.09%. Total loan growth year to date has been 18.17%. The continued strong demand for loans, principally commercial mortgages, causes management to expect loan growth to continue for the balance of the year. The strong demand for real estate on Long Island as well in our surrounding areas is the major contributory factor for this demand. Loans represent 79.88% of total assets as of September 30, 2003 as compared to 79.28% at December 31, 2002. The loan portfolio at September 30, 2003 is comprised of 89.96% real estate collateralized loans, 9.28% commercial loans and .76% other loans.

The Company’s securities portfolio increased by 6.96% from December 31, 2002, with the growth primarily in available for sale U.S. Government Agency securities. The Bank’s net interest margin for the nine months ended September 30, 2003 was 5.11% as compared to 5.32% for the comparable period of 2002.

During the first nine months of 2003, bank premises and equipment increased by $1,357,068 or 15.46%. This change is primarily attributable to the opening of a new retail branch as well as new and upgraded computer equipment.

From the period January 1, 2003 to September 30, 2003, the liability side of the balance sheet increased by $73,314,935, of which $55,677,453 or 75.94% was deposit growth. This growth was the result of a competitive rate structure and greatly increased sales efforts by the retail staff. The areas of largest deposit growth were in demand deposits and money market accounts. Other borrowed funds increased by $6,300,000 or 16.58% during the first nine months of 2003. This was the result of the Bank’s strong loan demand and resultant growth in the portfolio.

During third quarter 2003, the Company formed a statutory trust organized under the laws of the State of Delaware, known as “Smithtown Bancorp Capital Trust I” (the “Trust”). The Trust issued Trust Preferred Securities in a pooled transaction and subsequently purchased subordinated debentures issued by Smithtown Bancorp. The use for the capital raised by the Company was for general corporate purposes as well as repurchase of the Bancorp’s common stock. The volume of the Trust Preferred Securities was $11,000,000 with the following terms: 3 month LIBOR plus 299 basis points, callable after 5 years and for special events.

Total stockholders’ equity increased by 14.07%, a result of net income of $6,632,768, dividends declared of $815,494, treasury stock purchases of $865,929 and other comprehensive income of $176,565. The return on average assets for the nine month period ended September 30, 2003 was 1.81% as compared to 1.88% for the same period in 2002. The return on average equity for the first nine months of 2003 was 24.44% as compared to 26.48% for the same period in 2002. Leverage capital for September 30, 2003 and December 31, 2002 was 7.90% and 7.79%, respectively. Total Risk Based Capital for the same periods was 12.70% and 10.46%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

Net income for the third quarter of 2003 was $2,410,713 as compared to $1,939,681, or a 24.28% increase over the same period in 2002. Earnings per share were $.80 for the nine month period in 2003 as compared to $.63 for the same period in 2002. This increase represents a 26.98% increase. Interest and fees on loans was 12.63% higher during the statement period in 2003 as compared to 2002.

Total interest income for the three month period of 2003 reflects an 8.64% increase over 2002 primarily as a result of increased loan volume, partially offset by a decrease in the yield on interest earning assets.

Total interest expense for the third quarter of the current year was 4.18% less than that of the same period last year. This was largely due to the continued downward repricing of deposits as a result of the low interest rate environment, partially offset by an increase in the volume of interest-bearing liabilities.

The provision for loan losses for the three month period ended September 30 was $250,000 as compared to $330,000 for the three months during 2002. The provision is reflective of the high quality of the loan portfolio.

In evaluating the level of the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information and prevailing economic conditions. Large balance complex loans, such as commercial real estate and building loans are evaluated individually for impairment. Estimated losses for loans that are not individually deemed to be impaired are determined on a pooled basis taking into account a variety of factors including historical losses; levels of and trends in delinquencies and nonaccruing loans; trends in volume and terms of loans; changes in lending policies and procedures; experience, ability and depth of lending staff; national and local economic conditions; concentrations of credit; and environmental risks.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The allowance for loan losses as a percentage of loans outstanding decreased to 1.07% at September 30, 2003 from 1.10% at September 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2003 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Non interest income for the third quarter of 2003 was 22.66% less than during the comparable period in 2002. This was the result of reduced service charges on customer accounts due to the introduction of free checking and reduced gain on the sale/redemption of investment securities. Trust department income was greatly increased during third quarter 2003. The final settlement of various trusts occurred during this quarter, at which time the Banks’ “pay out” commissions received exceeded the amounts accrued during prior periods.

Other operating expenses were also lower during the three month period in 2003 as compared to 2002. These expenses were 12.08% less during third quarter 2003. The major categories of reduced expense were office supplies, consulting expenses, and a specific provision of $300,000 related to an off balance sheet reserve.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

Net income for the nine months ended September 30, 2003 was $6,632,768 as compared to $5,901,664 for the same period in 2002, a 12.39% increase. Earnings per share were $2.19 as compared to $1.92 for the two periods, a 14.21% increase. The increase in net income and earnings per share are primarily a result of increased interest and fees on loans. This interest and fee income during the nine months ended September 30, 2003 increased by 13.33% over the comparable period in 2002.

Total interest income during the first three quarters of 2003 was $1,865,887 greater than that for the same period during 2002. The overall yield on interest earning assets at September 30, 2003 was 6.76% as compared to 7.20% during the first nine months of 2002. The yield on the loan portfolio at September 30, 2003 was 7.12% as compared to 7.54% at September 30, 2002. This decline in yield is a result of the continued low interest rate environment. The yield on securities declined from 6.07% to 5.43% at September 30, 2002 and 2003, respectively. Yield on federal funds sold also declined from 1.69% at September 30, 2002 to 1.06% at September 30, 2003.

Interest expense on deposit accounts increased from $4,117,660 to $4,503,663, or 9.37%. This was the result of $43,453,906 of additional interest bearing balances. Interest expense on borrowed funds however, decreased by 19.82% over the comparable periods due to the reduced volume of funds outstanding and the downward repricing of new borrowings. Overall cost of funds for the nine months ended September 30, 2003 was 2.03% as compared to 2.29% for the comparable period in 2002.

The provision for loan losses for the first nine months of 2003 was $600,000 as compared to $690,000 for the same period in 2002 reflective of the Bank’s present high loan portfolio quality.

Other non interest income increased by 1.85% during the first nine months of 2003 as compared to the same period in 2002. This was the result of an increase in trust department income during the third quarter resulting from the closing of various trusts, partially offset by a decrease in service charges.

Other operating expenses increased by 6.48%, primarily the result of a 34.57% increase in net occupancy expense of bank premises. The opening of an additional retail office this year as well as the operating expenses related to the two retail offices opened during 2002 contributed to this increase. Salary and benefit increases contributed, to a smaller degree, to the increase in operating expenses.

As we enter the fourth quarter, management remains very optimistic about the Bank’s continued performance during 2003.

Liquidity and Commitments

Liquidity provides the source of funds for anticipated and unanticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities.

At September 30, 2003, the total approved loan origination commitments outstanding amounted to $61,121,290, of which unused lines of credit were $2,597,000. Outstanding letters of credit totaled $9,469,076. Certificates of deposit scheduled to mature in one year or less at September 30, 2003, totaled $36,603,207.

The Company’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of New York for short or long term purposes under a variety of programs. The Bank also has various funding arrangements with commercial and investment banks providing up to $6,000,000 of unsecured funding sources in the form of Federal funds lines and repurchase agreements based on available collateral. Unused capacity under these unsecured lines was $6,000,000 at September 30, 2003. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit outflows.

Capital

The Company and Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets (“Total Risk Adjusted Capital”) of 8%, including Tier 1 capital to total risk weighted assets (“Tier 1 Capital”) of 4% and a Tier 1 capital to average total assets (“Leverage Ratio”) of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

As of September 30, 2003, the Bank is considered to be well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. There are no conditions or events since such notifications that management believes have changed this classification. However, due to the recent issuance of FIN 46, there can be no assurance that the Federal Reserve will continue to allow institutions to include Trust Preferred Securities in Tier I Capital.

Impact of Inflation, Changing Prices and Monetary Policies

The financial statements and related financial data concerning the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

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

The Bank’s market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following table sets forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates at September 30, 2003 and 2002. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money market deposit accounts are assumed to decline over a two-year period. Savings and NOW deposit accounts are assumed to decline over a five-year period.

As of September 30, 2003	Expected Maturity Between
	10/1/03—12/31/03		1/1/04—12/31/04		1/1/05—12/31/05		1/1/06—12/31/06		1/1/07—12/31/07		Thereafter
(In thousands)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Balance	Weighted Average Rate (%)	Fair Value
Other Financial Instruments
Interest Earning Assets
Investments
Available for Sale (Fair Value)	$3,623	4.03	$3,516	4.29	$9,300	4.86	$5,379	3.26	$8,450	3.14	$29,866	5.65	$60,134
Held to Maturity (Book Value)	245	4.60	262	5.04	437	5.05	671	5.17	126	5.50	386	6.43	2,251
Federal Funds Sold	529	1.00
Loans:
Fixed Rate
Real Estate Loans, Construction	8	9.25	175	9.50	0	0.00	0	0.00	0	0.00	0	0.00	192
Real Estate Loans, Other
Commercial	7	11.00	67	8.41	36	7.50	457	7.31	140	7.00	21,482	7.27	22,405
Residential	0	0.00	5	8.67	174	8.69	98	7.89	57	8.08	27,342	6.56	27,682
Commercial and Industrial Loans	5,883	6.54	2,839	6.74	629	10.01	908	8.43	1,119	6.91	2,711	6.27	14,086
Loans to Individuals for	659	5.77	780	6.52	189	11.96	260	11.43	267	11.08	346	15.21	2,532
Household, Family and
Other Personal Expenditures
Variable Rate
Real Estate Loans, Construction	23,302	5.51	20,804	5.82	16,300	5.85	0	0.00	0	0.00	600	5.00	61,006
Real Estate Loans, Other
Commercial	971	6.57	18,653	7.54	11,644	8.48	42,491	7.47	44,300	7.64	96,706	6.73	217,206
Residential	20,879	4.09	1,086	7.07	1,538	8.21	1,611	8.19	9,499	7.20	20,388	5.82	55,129
Commercial and Industrial Loans	22,058	5.38	46	7.26	100	6.00	0	0.00	0	0.00	2,900	7.50	25,104
Loans to Individuals for	280	5.32	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00	280
Household, Family and
Other Personal Expenditures

Total Interest Earning Assets	$78,444		$48,233		$40,347		$51,875		$63,958		$202,727

Interest Bearing Liabilities
Deposits
Savings	$2,462	0.40	$9,848	0.40	$9,848	0.40	$9,848	0.40	$9,848	0.40	$7,393	0.40	$49,247
Money Market	18,601	1.07	74,404	1.07	55,803	1.07	0	0.00	0	0.00	0	0.00	148,808
NOW	1,659	0.50	6,636	0.50	6,636	0.50	6,636	0.50	6,636	0.50	4,980	0.50	33,183
Time Deposits of 100,000 or more	7,740	0.90	10,038	3.86	6,548	6.62	3,214	3.29	7,565	4.66	1,567	3.54	36,672
Other Time Deposits	5,089	1.38	35,536	3.03	12,402	5.82	6,643	3.83	10,635	4.47	2,029	3.45	72,334
Other Borrowings	22,300	2.79	2,000	2.48	5,000	2.89	0	0.00	5,000	3.67	10,000	0.00	44,300

Total Interest Bearing Liabilities	$57,851		$138,462		$96,237		$26,341		$39,684		$25,969

As of September 30, 2002	Expected Maturity Between
	10/1/02-12/31/02		1/1/03-12/31/03		1/1/04-12/31/04		1/1/04-12/31/05		1/1/04-12/31/06		Thereafter
		Weighted Average		Weighted Average		Weighted Average		Weighted Average		Weighted Average		Weighted Average	Fair
	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)	Value
(In thousands)

Other Financial Instruments
Interest Earning Assets
Investments
Available for Sale (Fair Value)	$5,537	5.03	$3,392	4.93	$1,851	4.50	$3,367	5.01	$577	4.33	$42,877	5.95	$57,601
Held to Maturity (Book Value)	560	6.14	873	4.90	252	5.10	427	5.09	661	5.19	838	6.32	3,792
Federal Funds Sold	10,401	1.75											10,401
Loans:
Fixed Rate
Real Estate Loans, Construction	0	0.00	0	0.00	175	9.50	0	0.00	0	0.00	18	8.75	193
Real Estate Loans, Other
Commercial	0	0.00	48	11.03	138	8.73	2,760	7.99	58	9.50	17,854	7.79	21,110
Residential	5	10.75	23	11.54	269	8.50	290	8.73	259	7.74	38,208	7.29	39,818
Commercial and Industrial Loans	2,906	7.23	493	8.36	680	9.05	1,220	9.63	1,156	9.26	1,918	7.58	8,427
Loans to Individuals for Household, Family and Other Personal Expenditures	952	6.24	1,937	6.57	416	11.03	341	11.76	228	11.27	420	14.62	4,305
Variable Rate
Real Estate Loans, Construction	58,072	6.26	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00	58,128
Real Estate Loans, Other
Commercial	1,750	8.28	15,261	7.28	20,756	7.95	19,460	8.40	38,647	8.10	56,142	7.83	153,587
Residential	17,866	4.83	1,261	7.22	2,309	7.76	1,659	8.21	3,742	7.79	14,736	7.36	41,865
Commercial and Industrial Loans	4,151	5.95	9,018	6.09	1,753	5.96	1,159	5.95	649	6.80	3,082	6.56	19,752
Loans to Individuals for Household, Family and Other Personal Expenditures	0		0		0		0		0		40	8.75	40

Total Interest Earning Assets	$102,200		$32,306		$28,599		$30,683		$45,977		$176,133

Interest Bearing Liabilities
Deposits
Savings	$2,158	0.63	$8,635	0.63	$8,635	0.63	$8,635	0.63	$8,635	0.63	$6,478	0.63	$40,102
Money Market	15,522	1.39	62,086	1.39	46,564	1.39	0	—	0	—	0	—	124,172
NOW	1,169	0.20	4,676	0.20	4,676	0.20	4,676	0.20	4,676	0.20	3,507	0.20	23,380
Time Deposits of 100,000 or more	8,718	1.88	5,592	2.35	6,592	4.41	5,829	6.59	998	4.96	5,947	4.74	33,676
Other Time Deposits	6,724	2.40	17,867	2.54	25,323	3.74	10,846	6.37	2,338	4.94	9,322	4.56	72,420
Other Borrowings	21,000	2.79	7,000	6.40	12,000	4.42	5,000	2.89	0	—	5,000	3.67	50,000

Total Interest Bearing Liabilities	$55,291		$105,856		$103,790		$34,986		$16,647		$30,254

Item 4:	Controls And Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP

November 14, 2003 /s/ Bradley E. Rock

Bradley E. Rock, Chairman, President and Chief Executive Officer

November 14, 2003

/s/ Anita M. Florek

Anita M. Florek, Executive Vice President, Treasurer and Chief Financial Officer