Form 10-K
period 2003-12-31
SMITHTOWN BANCORP INC
filed 2004-03-12
CIK 747345

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                    Number of Shares Outstanding
    Class of Common Stock                               as of March 2, 2004
    ---------------------                           ----------------------------
       $1.25 Par Value                                       2,972,504

            The aggregate market value of the Registrant's common stock held by nonaffiliates as of June 30, 2003 was approximately $86,006,730.

                       DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on April 20, 2004 are incorporated herein by reference into Part III.

                                     Part I

Item 1: Description of Business

Smithtown Bancorp, Inc. ("Registrant")

Bank of Smithtown ("Bank")

Information regarding the Registrant's formation and business and a description of the Bank's business is contained on:

      Page 1 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2003.

Our reports, proxy statements and other information the Company files with the SEC, as well as our news releases, are available free of charge through our Internet site at www.bankofsmithtown.com. This information can be found on the Investor Information page of our Internet site under Stock Price and SEC Filings. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed with the SEC. Reference to the Company's Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

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

      Wading River Office
      6241 Route 25A
      Wading River, New York 11792

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

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2003 to a vote of the Registrant's stockholders through the solicitation of proxies or otherwise.

                                     Part II

Item 5: Market for Common Equity and Related Stockholder Matters

Management is not necessarily aware of the price for every transaction of Bancorp stock. The following charts show the prices for the transactions of which management is aware. All per-share data has been adjusted to reflect the April 2003 two-for-one stock split.

                                         ------------Per Share-----------
                                                     ---------
                                                                   Cash
                                                                 Dividend
                                          High          Low      Declared
                                          ----          ---      --------
2003
    First quarter                        $29.68       $29.50       $.090
    Second quarter                        28.50        28.50        .090
    Third quarter                         35.00        34.00        .090
    Fourth quarter                        43.40        42.83        .090
                                                                   -----

        Total cash dividends declared                              $.360
                                                                   =====

2002
    First quarter                        $22.00       $19.00       $.075
    Second quarter                        25.25        21.75        .075
    Third quarter                         29.00        23.58        .075
    Fourth quarter                        28.75        26.75        .075
                                                                   -----

        Total cash dividends declared                              $.300
                                                                   =====

The Bancorp has 789 stockholders at December 31, 2003. The Bancorp stock is traded on the OTC Bulletin Board. The Bancorp has applied to be listed on NASDAQ and expects to be listed by quarter end under the symbol "SMTB."

Item 6: Selected Financial Data

Selected Financial Data

Consolidated Balance Sheets

                                                  -------------------As of December 31,-------------------
                                                                     ------------------
                                                    2003        2002        2001        2000        1999
                                                  --------    --------    --------    --------    --------
                                                                       (in thousands)
Total cash and cash equivalents                   $ 14,765    $ 10,692    $ 10,952    $  8,954    $ 20,545

Investment securities available for sale            57,285      55,248      62,719      52,359      51,109

Investment securities held to maturity               1,993       2,962       4,591       5,334       7,971

Restricted investment securities                     2,162       2,634       2,174       3,601       3,581

Loans, net                                         454,870     354,104     278,648     225,819     173,948

Cash value of bank-owned life insurance             16,288      10,891       9,759       9,249          --

Total assets                                       565,085     451,803     380,221     314,581     266,081

Total deposits                                     481,331     377,920     311,942     257,159     207,806

Securities sold under agreements to repurchase          --          --       4,000       5,000          --

Other borrowings                                    31,000      38,000      35,750      28,500      38,000

Subordinated debt                                   11,000          --          --          --          --

Total stockholders' equity                          39,178      33,944      26,999      22,392      18,690

Consolidated Income Statements

                                           ------------------------Year ended December 31,------------------------
                                                                   -----------------------
                                              2003           2002           2001           2000           1999
                                           -----------    -----------    -----------    -----------    -----------
Total interest income                      $30,170,495    $27,560,123    $25,224,286    $23,005,334    $17,220,065

Total interest expense                       7,691,230      7,409,772      9,388,962      9,444,168      5,257,833
                                           -----------    -----------    -----------    -----------    -----------

Net interest income                         22,479,265     20,150,351     15,835,324     13,561,166     11,962,232

Provision for loan losses                      763,113      1,020,000        990,000        540,000        450,000
                                           -----------    -----------    -----------    -----------    -----------

Net interest income after provision for
  loan losses                               21,716,152     19,130,351     14,845,324     13,021,166     11,512,232

Total other non-interest income              4,078,871      4,051,110      3,628,580      3,431,235      3,181,407

Total other operating expenses              11,435,042     10,812,766      9,026,010      8,710,561      7,995,360
                                           -----------    -----------    -----------    -----------    -----------

Income before income taxes                  14,359,981     12,368,695      9,447,894      7,741,840      6,698,279
Provision for income taxes                   5,261,355      4,326,948      3,375,631      2,791,960      2,444,626
                                           -----------    -----------    -----------    -----------    -----------

Net income                                 $ 9,098,626    $ 8,041,747    $ 6,072,263    $ 4,949,880    $ 4,253,653
                                           ===========    ===========    ===========    ===========    ===========

Selected Financial Data
Supplementary Information

                                        2003             2002             2001             2000             1999
                                    ------------     ------------     ------------     ------------     ------------
Per share data
Net income                          $       3.02     $       2.62     $       1.96     $       1.55     $       1.32
Stockholders' equity                       13.17            11.14             8.77             7.15             5.79
Dividends declared
Cash dividends per share                     .36              .30              .26              .24              .22
Cash dividends declared                1,083,175          920,443          805,480          765,954          712,279
Year-end data
Total assets                         565,085,400      451,803,237      380,220,901      314,580,743      266,081,443
Total deposits                       481,331,022      377,919,675      311,942,044      257,159,322      207,806,261
Total stockholders' equity            39,178,471       33,944,286       26,998,783       22,391,280       18,690,015
Total trust assets                    86,734,338       74,160,521       80,708,621       90,646,248       90,386,444
Number of shares outstanding           2,974,237        3,047,498        3,078,514        3,134,428        3,224,672

Selected ratios
Net income to:
    Total income                           26.57%           25.44%           21.05%           18.72%           20.85%
    Average total assets                    1.80             1.89             1.74             1.66             1.80
    Average stockholders' equity           24.74            26.31            24.59            23.56            23.66
Average stockholders' equity to
  average assets                            7.28             7.19             7.07             7.06             7.60
Dividend payout ratio                      11.90            11.45            13.26            15.47            16.75

Item 7: Management's Discussion and Analysis of Financial Plan and Results of Operations

Special Note Regarding Forward-Looking Statements and Analyst Reports

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words "believe," "expect," "anticipate," "project," "estimate," "expect," "will be," "will continue," "will likely result," or similar expressions. The Bancorp's ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Bancorp and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Bancorp's operations, pricing, products, and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Bancorp's performance.

Investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Except as required by applicable law or regulation, the Bancorp undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated results. Investors are advised, however, to consult any further disclosures the Bancorp makes on related subjects in our reports to the Securities Exchange Commission.

Summary

Smithtown Bancorp is a holding company formed in 1984. Its income is derived primarily from the operations of its largest subsidiary, Bank of Smithtown. The Bank operates ten full service banking offices in the north central region of Suffolk County and offers a full line of consumer and commercial products, including a Trust and Investment Management Division.

During the year ended December 31, 2003, the Bank's balance sheet underwent significant changes. Total assets grew from $451,803,237 to $565,085,400, an increase of $113,282,163, or 25.07%. The largest area of growth was in the loan portfolio, which increased from $358,171,477 at December 31, 2002 to $459,677,553 at December 31, 2003, a 28.34% increase. Within the loan portfolio, commercial real estate loans grew in volume by $80,036,246, representing a 44.69% increase. Commercial and industrial loans also saw a significant increase of $12,397,610, or 46.21%. Bank premises and equipment increased from $8,780,182 at December 31, 2002 to $10,287,727 at December 31, 2003. This increase was primarily the result of one new branch opening and the purchase of a check imaging system. Other assets increased by $6,340,311 during 2003 due in the most part to the purchase of additional bank-owned life insurance in the amount of $4,913,600 as well as a gain in the cash value of this insurance. Bank-owned life insurance is the informal funding vehicle used for various employee benefit plans. The liability side of the balance sheet increased by $108,047,978. Total deposits at December 31, 2003 grew by $103,411,348 from $377,919,674 to
$481,331,022, an increase of 27.36%. The largest area of growth within the portfolio was in certificate of deposit accounts which increased by $45,007,848. Money market accounts also grew by $23,875,939. Other borrowings, which represent advances from the Federal Home Loan Bank of New York, decreased from $38,000,000 at December 31, 2002 to $31,000,000 at December 31, 2003. In
September 2003, the bank issued subordinated debt in the amount of $11,000,000, which was used to fund loan growth as well as for repurchase of Bancorp stock. Stockholders' equity increased by $5,234,185 resulting from $9,202,661 of net income from Bank of Smithtown, $93,711 of net income from the operation of Bank of Smithtown Insurance Agency, $1,083,175 of dividends declared, a decrease in other comprehensive income of $313,566, $197,745 of Bancorp expenses and the purchase of $2,467,700 of treasury stock.

Net income for the year ended December 31, 2003 was $9,098,626 as compared to $8,041,747 at December 31, 2002, an increase of $1,056,879, or 13.14%. This increase was primarily the result of increased loan interest and fee income of $3,221,466, resulting in the most part from the increased volume of loans originated during 2003. Interest income on investment securities during 2003 was $2,625,578 as compared to $3,149,792 for 2002, due to the increased paydown of mortgage-backed securities as well as the purchase of lower yielding investment securities. As a result of the continued low interest rate environment, interest expense on deposit accounts and other borrowings only rose by $281,458. This combination of increased loan interest, slightly decreased investment income, and only marginally increased interest expense is responsible for the growth in net interest income of $2,328,914. The provision for loan losses during 2003 was $763,113 as compared to $1,020,000 for 2002. As there were no impaired loans at December 31, 2003, it was management's decision that the current reserve level was adequate, and this was able to be attained with a lower provision than was required in 2002. Other non-interest income increased slightly resulting from both increased trust department income and the gain on the sale of securities. Other operating expenses increased by $622,276 from $10,812,766 to $11,435,042, primarily resulting from increased salary and benefit expense.

Interest Income

Interest income for the three years ended December 31, 2003, 2002, and 2001 was $30,170,495, $27,560,123, and $25,224,286. The largest contributor to interest income was interest on loans, and it represents 90.77%, 87.72%, and 84.26% of the total. This increased loan income during 2003 is the result of the 28.34% in loan volume. Loans at year end 2003 represent 81.35% of total assets. The yield on the loan portfolio decreased from 7.46% in 2002 to 6.90% during 2003. This yield reduction was a result of the continued low interest rate environment of 2003. The next largest contributor to interest income is the investment portfolio, which decreased in volume during 2003 and now comprises 10.49% of total assets. The yield on taxable investment securities declined from 5.94% in 2002 to 5.15% in 2003. Correspondingly, the yield on nontaxable securities in 2002 was 6.74% and in 2003 was 6.39%. New securities that were added during 2003 carried lower yields than maturing securities, and mortgage-backed securities experienced large paydowns. Interest on federal funds sold contributed a lower percentage of interest income during 2003 than 2002 as a result of lower rates. The average yield on federal funds during 2003 was 1.01% as compared to 1.56% during 2002. The yield on interest earning assets during 2003 declined by 55 basis points from 7.09% in 2002 to 6.54% in 2003.

Interest Expense

Interest expense for the three years ended December 31, 2003, 2002, and 2001 was $7,691,230, $7,409,772, and $9,388,962, a decrease of $1,697,732, or 18.08%, over the period. Interest cost for the Bank is comprised of interest expense on deposit accounts totaling $6,187,497, $5,655,773, and $7,565,070 for the three years and, to a lesser extent, interest expense on other borrowings. This cost was $1,503,733, $1,753,999, and $1,823,892 for the three year period from
December 31, 2003 to December 31, 2001. Other borrowings include advances from Federal Home Loan Bank of New York as well as repurchase agreements, which are used as alternative funding sources to deposit accounts. The cost of interest-bearing deposits during 2003 was 1.83% as compared to 2.06% during 2002. The cost of other borrowings for both years was 3.67%. The Bank's overall cost of funds for the year ended December 31, 2003 was 2.03%.

Net Interest Income

Net interest income remains the largest contributor to net income and comprises 65.63%, 63.74%, and 54.88% of total income for 2003, 2002, and 2001. Net interest income increased from $15,835,324 in 2001 to $20,150,351 in 2002 and to $22,479,265 in 2003, resulting from a larger increase in average interest-earning assets than average interest-bearing liabilities. The result of these changes in balance sheet composition and interest rates was an interest margin of 4.90% in 2003 as compared to 5.22% in 2002.

Average Balance Sheet and Yield Analysis

The tables below show a comparative analysis of the major areas of interest income, interest expense, and resultant changes in net interest income. Variances in the rate volume relationship have been allocated to the rate.

                                                  --------------2003------------   --------------2002------------
                                                                ----                             ----
(in thousands)                                     Average     Average   Average   Average      Average   Average
Tax Equivalent Basis                               Balance    Interest    Rate     Balance     Interest    Rate
--------------------                               -------    --------    ----     -------     --------    ----
ASSETS
Interest-earning assets:
    Investment securities:
        Taxable                                   $ 39,168    $  1,697    4.33%    $ 38,311    $  2,085    5.44%
        Nontaxable                                  20,455       1,306    6.39       23,937       1,614    6.74
                                                  --------    --------    ----     --------    --------    ----
        Total investment securities                 59,623       3,003    5.04       62,248       3,699    5.94
    Restricted securities                            2,328          67    2.88        2,533         120    4.74
    Balances due from banks                            132           1    0.76           46           2    4.35
    Total loans                                    396,946      27,386    6.90      324,247      24,175    7.46
    Federal funds sold                               9,021          91    1.01        7,321         114    1.56
                                                  --------    --------    ----     --------    --------    ----
        Total interest-earning assets              468,050      30,548    6.53      396,395      28,110    7.09
Non-interest-earning assets                         36,849                           28,786
                                                  --------                         --------

    Total assets                                  $504,899                         $425,181
                                                  ========                         ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Liabilities
    Interest-bearing liabilities:
        Savings deposits (including NOW)          $ 78,802    $    297    0.38%    $ 64,905    $    310    0.48%
        Money market accounts                      145,191       1,680    1.16      116,773       1,796    1.54
        Certificates of deposit                    114,634       4,210    3.67       92,457       3,550    3.84
                                                  --------    --------    ----     --------    --------    ----
            Total interest-bearing
                  deposits                         338,627       6,187    1.83      274,135       5,656    2.06
        Securities sold under agreements
          to repurchase                                 --          --      --        3,156          78    2.47
        Other borrowings                            40,992       1,504    3.67       45,673       1,676    3.67
                                                  --------    --------    ----     --------    --------    ----
            Total interest-bearing liabilities     379,619       7,691    2.03      322,964       7,410    2.29
                                                              --------                         --------
    Non-interest bearing liabilities:
        Demand deposits                             85,770                           70,342
        Other liabilities                            2,728                            1,309
                                                  --------                         --------
            Total liabilities                      468,117                          394,615
Stockholders' equity                                36,782                           30,566
                                                  --------                         --------
    Total liabilities and stockholders'
      equity                                      $504,899                         $425,181
                                                  ========                         ========
Net interest income/interest rate spread                      $ 22,857    4.50%                $ 20,700    4.80%
                                                              ========    ====                 ========    ====
Net earning assets/net yield on average
 interest earning assets                          $ 89,198                4.88%    $ 73,431                5.22%
                                                  ========                ====     ========                ====

                                                 --------------2001-----------
                                                               ----
(in thousands)                                   Average      Average  Average
Tax Equivalent Basis                             Balance     Interest    Rate
--------------------                             -------     --------    ----
ASSETS
Interest-earning assets:
    Investment securities:
        Taxable                                  $ 39,783    $  2,786    7.00%
        Nontaxable                                 19,431       1,345    6.92
                                                 --------    --------    ----
        Total investment securities                59,214       4,131    6.98
    Restricted securities                              --          --      --
    Balances due from banks                            75           3    4.00
    Total loans                                   255,254      21,213    8.31
    Federal funds sold                              7,312         294    4.02
                                                 --------    --------    ----
        Total interest-earning assets             321,855      25,641    7.97
Non-interest-earning assets                        27,229
                                                 --------

    Total assets                                 $349,084
                                                 ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Liabilities
    Interest-bearing liabilities:
        Savings deposits (including NOW)         $ 54,974    $    425    0.77%
        Money market accounts                      90,394       2,677    2.96
        Certificates of deposit                    85,564       4,464    5.22
                                                 --------    --------    ----
            Total interest-bearing
                  deposits                        230,932       7,566    3.28
        Securities sold under agreements
          to repurchase                             2,840         161    5.67
        Other borrowings                           30,172       1,662    5.51
                                                 --------    --------    ----
            Total interest-bearing liabilities    263,944       9,389    3.56
                                                             --------
    Non-interest bearing liabilities:
        Demand deposits                            59,247
        Other liabilities                           1,308
                                                 --------
            Total liabilities                     324,499
Stockholders' equity                               24,585
                                                 --------
    Total liabilities and stockholders'
      equity                                     $349,084
                                                 ========
Net interest income/interest rate spread                     $ 16,252    4.41%
                                                             ========    ====
Net earning assets/net yield on average
 interest earning assets                         $ 57,911                5.05%
                                                 ========                ====

Rate Volume Relationships of Interest Margin on Earning Assets

                                           -------------2003/2002------------     -------------2002/2001------------
                                                        ---------                              ---------
                                                   Increase (Decrease)                    Increase (Decrease)
                                                    Due to Change in                       Due to Change in
                                           ----------------------------------     ----------------------------------
                                                                       Net                                    Net
(in thousands)                              Volume        Rate        Change       Volume        Rate        Change
--------------                             --------     --------     --------     --------     --------     --------
Interest income:
    Investment securities:
        Taxable                            $     46     $   (434)    $   (388)    $   (105)    $    404     $    299
        Nontaxable                             (226)         (82)        (308)         312          (36)         276
                                           --------     --------     --------     --------     --------     --------
            Total investment securities        (180)        (516)        (696)         207          368          575
    Restricted securities                        (9)         (44)         (53)       4,164      (11,447)      (7,283)
    Total loans                               5,117       (1,906)       3,211        5,734       (2,460)       3,274
    Federal funds sold                           23          (46)         (23)          --         (180)        (180)
    Balances due from banks                       2           (3)          (1)          (1)          --           (1)
                                           --------     --------     --------     --------     --------     --------

        Total interest-earning assets         4,953       (2,515)       2,438       10,104      (13,719)      (3,615)

Interest expense:
    Savings deposits                             59          (72)         (13)         772       (1,656)        (884)
    Money market accounts                       383         (499)        (116)         781       (1,286)        (505)
    Certificates of deposit                     820         (160)         660          360       (1,179)        (819)
                                           --------     --------     --------     --------     --------     --------
        Total interest-bearing deposits       1,262         (731)         531        1,913       (4,121)      (2,208)

Securities sold under agreements
  to repurchase                                 (78)          --          (78)          18          (91)         (73)
Other borrowings                               (172)          --         (172)         854         (555)         299
                                           --------     --------     --------     --------     --------     --------

    Total interest-bearing liabilities        1,012         (731)         281        2,785       (4,767)      (1,982)
                                           --------     --------     --------     --------     --------     --------

        Changes in interest margin         $  3,941     $ (1,784)    $  2,157     $  7,319     $ (8,952)    $ (1,633)
                                           ========     ========     ========     ========     ========     ========

Other Operating Income

Other operating income increased by .69% and 11.64% over 2002 and 2001. Service charges on deposit accounts are the single largest contributor to other non interest income. These service charges decreased from $1,922,029 to $1,783,028, or 7.23%, from 2002 to 2003. This decrease is the result of an increasing number of free checking accounts opened during 2003. Income from trust services increased by 27.13% from the 2002 level due to the large number of estates that closed in 2003 as well as the effect of increased market value of managed assets. Other income declined slightly from $1,549,408 during 2002 to $1,539,530 in 2003. During 2003, the Bank realized a gain on the sale of investment securities held in the available-for-sale portfolio of $108,745. Net income from the Bank's equity ownership in SMTB Financial Group, LLC., a joint venture with Siegerman Mulvey Co., was $66,101 as compared to $45,415 in 2002.

Other Operating Expenses

Other operating expenses represent various categories of noninterest expense. These expenses increased by 5.76% over 2002 levels and 19.80% over 2001 levels. Salary and benefit expense increased by 5.90% during 2003 due to additions to staff resulting from two branch openings as well as the increasing costs of health insurance. Net occupancy expense increased from $1,190,168 during 2002 to $1,497,003 during 2003, a 25.78% increase. This resulted from increased lease payments on branch properties and depreciation expenses attributed to construction costs of new branches as well as leasehold and building improvements. A lesser increase of 20.40% in occupancy expense occurred from the year 2001 to 2002, also related to the increased costs of maintaining the Bank's buildings. Furniture and equipment expense rose by 8.01% and 13.89% over 2002 and 2001. This was primarily due to the purchase and resultant depreciation of a new imaging system as well as expenses related to the completion of new branches. Other expenses decreased by 3.84% in 2003 and increased by 22.58% in 2002, reflective of changes in overhead and operating expenses for an increased asset and deposit base.

Investment Securities

Investment securities at December 31, 2003 totaled $59,277,948 as compared to $58,209,577 at year-end 2002, an increase of 1.84%. As the interest rates decreased during 2003, principal payment reductions on mortgage-backed securities increased. Proceeds from maturities of investment securities were primarily re-channeled into new loan originations. The majority of investment securities are held in the available-for-sale portfolio, which represents 96.64% of the total portfolio. This provides maximum liquidity for the Bank, as these securities may be sold, if necessary. The composition of the portfolio has changed during 2003. Obligations of U.S. government agencies was 42.33% of the portfolio at December 31, 2003 vs. 19.29% at December 31, 2002. Obligations of state and political subdivisions represented 32.80% of the portfolio at December 31, 2003 vs. 39.98% at December 31, 2002. Mortgage-backed securities represented 14.19% of the portfolio at December 31, 2003 and 28.32% at December 31, 2002. Other securities is comprised of corporate bonds. This change in the overall weighted average maturity of the investment portfolio is attributable to the reduction of longer term mortgage-backed securities. The Weighted Average Yield Table and the Average Balance Sheet and Yield Analysis both indicate the decreased yield on the investment portfolio. During 2003, the yield decreased from 5.94% to 5.15%.

The following schedule presents the amortized cost for Investment Securities Held to Maturity and estimated fair value for Investment Securities Available for Sale as detailed in the Bank's balance sheet as of December 31, 2003, 2002, and 2001.

                                                              2003           2002           2001
                                                          -----------    -----------    -----------
Investment securities available for sale
    Obligations of U.S. government agencies               $25,094,497    $11,226,328    $12,258,139
    Mortgage-backed securities                              8,120,100     15,905,791     26,053,874
    Obligations of state and political subdivisions        17,745,735     20,893,082     20,399,572
    Other securities                                        6,324,238      7,222,864      4,007,500
                                                          -----------    -----------    -----------

        Total investment securities available for sale    $57,284,570    $55,248,065    $62,719,085
                                                          ===========    ===========    ===========

Investment securities held to maturity
    Mortgage-backed securities                            $   293,055    $   579,622    $   922,879
    Obligations of state and political subdivisions         1,700,323      2,381,890      3,667,584
                                                          -----------    -----------    -----------

        Total investment securities held to maturity      $ 1,993,378    $ 2,961,512    $ 4,590,463
                                                          ===========    ===========    ===========

The tables below set forth the investment securities by portfolio, weighted average maturity, and weighted average yield as of December 31, 2003.

                                                                                                        Weighted      Weighted
                                                                                     Estimated           Average       Average
                                                                Amortized Cost       Fair Value           Yield       Maturity
                                                                --------------       ----------           -----       --------
Investment securities available for sale
Obligations of U.S. government agencies:
    After 5 years, but within 10 years                            $10,193,524       $10,087,498           4.75%
    After 10 years                                                 15,023,017        15,006,999           4.04
                                                                  -----------       -----------
      Total obligations of U.S. government agencies                25,216,541        25,094,497           4.33        11.2 yrs
Mortgage-backed securities:
    After 1 year, but within 5 years                                   54,302            56,229           8.00
    After 10 years                                                  7,868,803         8,063,871           5.36
                                                                  -----------       -----------
      Total mortgage-backed securities                              7,923,105         8,120,100           5.38        25.9 yrs
Obligation of state and political subdivisions
    Within 1 year                                                   1,773,448         1,789,739           4.49
    After 1 year, but within 5 years                                4,663,636         4,774,953           4.36
    After 5 years, but within 10 years                              3,192,348         3,378,847           4.20
    After 10 years                                                  7,746,350         7,802,196           2.80
                                                                  -----------       -----------
      Total obligations of state and political subdivisions        17,375,782        17,745,735           3.65        10.3 yrs
Other securities
    No stated maturity                                              1,000,000         1,001,000           3.78
    After 1 year, but within 5 years                                1,000,000         1,122,638           7.50
    After 5 years, but within 10 years                              2,044,833         2,050,600           8.09
    After 10 years                                                  2,000,000         2,150,000           8.03
                                                                  -----------       -----------
      Total other securities                                        6,044,833         6,324,238           7.28        15.1 yrs
                                                                  -----------       -----------

        Total investment securities available for sale            $56,560,261       $57,284,570           4.18%       13.2 yrs
                                                                  ===========       ===========           ====

Investment securities held to maturity
Mortgage-backed securities:
    After 5 years, but within 10 years                            $   293,055       $   311,345           6.50%        4.3 yrs
Obligations of state and political subdivisions:
    Within 1 year                                                     281,810           283,806           4.70
    After 1 year, but within 5 years                                1,293,263         1,367,856           5.09
    After 5 years, but within 10 years                                125,250           128,325           4.54
                                                                  -----------       -----------
      Total obligations of state and political subdivisions         1,700,323         1,779,987           4.98         2.1 yrs
                                                                  -----------       -----------

        Total investment securities held to maturity              $ 1,993,378       $ 2,091,332           5.21%        2.4 yrs
                                                                  ===========       ===========           ====

Loans

The classification of the loan portfolio is as follows:

                                 ---------2003----------    ---------2002----------    ---------2001----------
                                          ----                       ----                       ----
Real estate loans,
  construction                   $ 74,753,266     16.26%    $ 63,773,877     17.81%    $ 35,187,562     12.47%
Real estate loans, other:
    Commercial                    259,126,430     56.37      179,090,184     50.00      145,255,133     51.49
    Residential                    84,872,476     18.46       85,000,952     23.73       73,902,211     26.20
Commercial and industrial
  loans                            39,227,832      8.53       26,830,222      7.49       24,650,724      8.74
Loans to individuals for
  household, family and
  other personal expenditures       1,382,712      0.30        2,975,945      0.83        2,821,630      1.00
All other loans (including
  overdrafts)                         314,837      0.08          500,297      0.14          272,863      0.10
                                 ------------    ------     ------------    ------     ------------    ------

    Total loans                  $459,677,553    100.00%    $358,171,477    100.00%    $282,090,123     100.0%
                                 ============    ======     ============    ======     ============     =====

                                 ---------2000----------    ---------1999----------
                                          ----                       ----
Real estate loans,
  construction                   $ 23,736,992     10.36%    $ 22,563,456     12.76%
Real estate loans, other:
    Commercial                    114,200,418     49.85       81,336,842     46.00
    Residential                    55,362,167     24.17       37,459,938     21.19
Commercial and industrial
  loans                            31,605,659     13.80       31,997,026     18.10
Loans to individuals for
  household, family and
  other personal expenditures       3,954,201      1.73        3,350,208      1.89
All other loans (including
  overdrafts)                         203,223      0.09          112,275      0.06
                                 ------------    ------     ------------    ------

    Total loans                  $229,062,660    100.00%    $176,819,745    100.00%
                                 ============    ======     ============    ======

The area of largest growth in the portfolio was in commercial real estate. The volume of growth was $80,036,246, or 44.69%, during 2003. Commercial and industrial loans also grew by $12,397,610, or 46.21%. Average yield on the loan portfolio during 2003 was 6.90% as compared to 7.46% during 2002. Credit quality remains high on the loan portfolio with no impaired loans at December 31, 2003. The allowance for loan loss account represents 1.04% of total loans and is considered adequate by management.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 2003:

                                                                After One
                                                   Within       Year but        After
                                                    One        Within Five      Five
                                                    Year          Years         Years          Total
                                                -----------    -----------   ----------    ------------
   Commercial (and all other loans including
     overdrafts)                                $24,161,701    $9,061,009    $6,005,122    $ 39,227,832
   Real estate - construction                    74,753,266            --            --      74,753,266
                                                -----------    ----------    ----------    ------------

       Total                                    $98,914,967    $9,061,009    $6,005,122    $113,981,098
                                                ===========    ==========    ==========    ============

Analysis of the Allowance for Loan Losses

The allowance for loan loss account at year-end 2003 was $4,760,805 compared to $3,945,593 at year-end 2002. The change in the allowance account is the result of net recoveries of $52,099 and a provision for loan losses of $763,113. Based on the high quality of the loan portfolio and the low level of non-performing assets, management feels the allowance for loan losses provides adequate coverage.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated probable losses inherent in the Bank's loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. As more fully discussed in the "Application of Critical Accounting Policies" section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The following tables describe the activity in the allowance for loan losses account for the following years ended.

(in thousands)                                          2003           2002         2001         2000         1999
--------------                                        ---------      --------     --------     --------     --------
Allowance for loan losses at beginning of period      $   3,946      $  3,092     $  2,501     $  2,252     $  2,120

Loans charged off:
    Commercial                                               77           200          455          375          255
    Real estate                                              --            --           --           --            9
    Consumer                                                  2            18           28           21          105
                                                      ---------      --------     --------     --------     --------
        Total loans charged off                              79           218          483          396          369

Recoveries on amounts previously charged off:
    Commercial                                              109            19           30           62           20
    Real estate                                              14            26           27           10           15
    Consumer                                                  8             7           27           33           16
                                                      ---------      --------     --------     --------     --------
        Total recoveries                                    131            52           84          105           51
                                                      ---------      --------     --------     --------     --------

Net charge-offs (recoveries)                                (52)          166          399          291          318

Current year's provision for loan losses                    763         1,020          990          540          450
                                                      ---------      --------     --------     --------     --------

Allowance for loan losses at end of period            $   4,761      $  3,946     $  3,092     $  2,501     $  2,252
                                                      =========      ========     ========     ========     ========

Total loans:
    Average loans, net                                $ 392,638      $320,727     $252,312     $202,679     $142,216
    End of period (net of unearned discount)            459,631       358,050      281,739      228,320      176,280

Ratios:                                                   2003          2002         2001         2000         1999
                                                         ------        ------       ------       ------       ------
Net loan charge-offs (recoveries) to:
    Average loans                                          (.01)%        0.05%         .16%         .14%         .22%
    Loans at end of period                                 (.01)         0.05          .14          .13          .18
    Allowance for loan losses                             (1.09)         4.21        12.91        11.64        14.12
    Provision for loan losses                             (6.82)        16.27        40.32        53.89        70.67

Last year's charge-off to this year's recovery           165.65        928.85       471.43       351.43       262.75

Allowance for loan losses at year end to:
    Average loans (net of unearned discount)               1.21          1.22         1.21         1.22         1.56
    End of period loans (net of unearned discount)         1.04          1.10         1.10         1.10         1.28

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of our allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

                             2003                  2002                  2001                  2000                  1999
                             ----                  ----                  ----                  ----                  ----
                                    %                     %                     %                     %                     %
                                  Loans                 Loans                 Loans                 Loans                 Loans
                                    To                    To                    To                    To                    To
(in thousands)         Amount     Total      Amount     Total      Amount     Total      Amount     Total      Amount     Total
--------------         ------     -----      ------     -----      ------     -----      ------     -----      ------     -----
Commercial             $  924       8.5%     $  749       7.5%     $  556       8.7%     $  624      13.8%     $  650      18.1%
Real Estate             3,354      91.1       2,692      91.5       1,997      90.2       1,306      84.4       1,050      79.9
Consumer and other         25        .4          20       1.0          31       1.1          53       1.8          40       2.0
Unallocated               458        --         485        --         508        --         518        --         512        --
                       ------     -----      ------     -----      ------     -----      ------     -----      ------     -----

    Total              $4,761     100.0%     $3,946     100.0%     $3,092     100.0%     $2,501     100.0%     $2,252     100.0%
                       ======     =====      ======     =====      ======     =====      ======     =====      ======     =====

The following table shows the Bank's nonaccrual and contractually past due loans:

                                            --------------As of December 31,---------------
                                                          ------------------
(in thousands)                               2003      2002      2001      2000       1999
--------------                              -----     ------     ----     ------     ------
Accruing loans past due 90 days or more     $  --     $  187     $ --     $  446     $   --
Nonaccrual loans                               --      1,712      631        918      1,388
                                            -----     ------     ----     ------     ------

    Total                                   $  --     $1,899     $631     $1,364     $1,388
                                            =====     ======     ====     ======     ======

For 2003 and 2002, the difference between interest income on nonaccrual loans and income that would have been recognized at original contractual rates and terms was $0 and $133,018.

Deposits

Average deposits for 2003 increased by 22.15% over 2002. Year-end deposits increased by 27.36% over the same period in 2002. The largest areas of growth in average deposits for 2003 were time deposits and money market deposit accounts. The average increase resulting from these two deposit categories was 23.81% of the total. Due to the downward trend in rates during 2003, the Bank experienced only a 9.40% increase in interest expense on this increased deposit base. The average cost of deposits during 2003 and 2002 was 1.83% and 2.06%.

At December 31, 2003, the remaining maturities of the Bank's certificates of deposit in amounts of $100,000 or greater were as follows:

    3 months or less                                             $ 8,400,250
    Over 3 through 6 months                                        3,713,552
    Over 6 through 12 months                                      13,511,508
    Over 12 months                                                29,551,715
                                                                 -----------

       Total                                                     $55,177,025
                                                                 ===========

Other Borrowings

During 2003, borrowings decreased from $38,000,000 to $31,000,000. These borrowings are in the form of seven advances from the Federal Home Loan Bank of New York. A description of the advances is detailed below:

      Description       Rate         Type        Maturity         Amount
      -----------       ----         ----        --------         ------

      Advance          1.100%     Adjustable     1/7/2004      $ 9,000,000
      Advance          4.935      Fixed          1/15/2009       5,000,000
      Advance          4.690      Fixed          3/14/2011       5,000,000
      Advance          2.480      Fixed          9/16/2004       2,000,000
      Advance          2.880      Fixed          9/6/2005        4,000,000
      Advance          2.950      Fixed          9/16/2005       1,000,000
      Advance          3.670      Fixed          9/17/2007       5,000,000
                                                               -----------

          Total                                                $31,000,000
                                                               ===========

The weighted average interest rate for these borrowings is 3.09%. The underlying collateral for the borrowings is comprised of various U.S. government agency securities and mortgage-backed securities. These borrowings were also secured by residential mortgages. The average maturity is approximately 20 years. The average interest rate is approximately 6.55%. Total estimated fair value of these residential mortgages at December 31, 2003, was approximately $68,110,000.

A trust formed by the Bancorp issued $11,000,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3-month LIBOR plus 2.99%. The Bancorp issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. The Bancorp may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on October 8, 2008.

Stockholders' Equity

Stockholders' equity increased by 15.42% from year-end 2002 to year-end 2003, primarily the result of net income of $9,098,626, dividends declared of $1,083,175, and purchase of treasury stock of $2,467,700. Effective May 4, 2001, the Board of Directors approved a two-for-one stock split, which increased the number of authorized shares from 3,000,000 to 7,000,000 and reduced the par value of the stock from $2.50 to $1.25 per share. Again in 2003, the Board of Directors approved a two-for-one stock split effective April 4, 2003, which increased only issued shares. These splits have been given retroactive effect for all financial statements presented and have been reflected in earnings per share calculations. Average weighted shares outstanding at December 31, 2003 was 3,013,720 and earnings per share was $3.02.

Capital ratios are regarded as one of the most important indicators of a banking institution's strength. Leverage capital is defined as the ratio of capital to assets and at year-end 2003 and 2002 was 9.08 and 7.98. Minimum leverage ratio is 4.00%. Risk-based capital is a measurement of the amount of capital the Bank carries in relation to the credit risk of its assets. Total risk-based capital at year-end 2003 and 2002 was 11.87% and 10.64%. The minimum regulatory ratio for a well capitalized bank is 10.00%. Bank of Smithtown is considered well capitalized by all guidelines.

Application of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. Our determination of the allowance for loan losses is a critical accounting estimate because it is based on our subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgments about matters that are inherently uncertain. In the event that management's estimate needs to be adjusted based on, among other things, additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different allowance for loan losses and thereby materially impact, either positively or negatively, the Bank's results of operations.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank's loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114." Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan's observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan's observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. Statistical information regarding the Bank's historical loss experience over a period of time believed to be relevant is weighted very heavily in management's estimate of such losses. However, future losses could vary significantly from those experienced in the past. In addition, management also considers a variety of general qualitative factors and then subjectively determines the amount of weight to assign to each in estimating losses. The factors include, among others, national and local economic conditions, environmental risks, trends in volume and terms of loans, concentrations of credit, changes in lending policies and procedures, and experience, ability, and depth of the Bank's lending staff. Because of the nature of the factors and the difficulty in assessing their impact, management's resulting estimate of losses may not accurately reflect actual losses in the portfolio.

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to access unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Bancorp's principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Bancorp at December 31, 2003 were limited to $21,486,814, which represents the Bank's 2003 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders. In the event that the Bancorp subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. Historically, the Bank has relied on its deposit base as its principal source of funding. The Bank seeks to retain existing deposits and loans and maintain customer relationships by offering quality service and competitive interest rates to its customers, while managing the overall cost of funds needed to finance its strategies. At December 31, 2003, the Bank had the ability to borrow on aggregate lines of credit of $6,500,000 with unaffiliated correspondent banks on an unsecured basis. The Bank also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow against unencumbered residential mortgages owned by the Bank.

Management believes the Company has sufficient liquidity to meet its operating requirements.

Off-Balance Sheet Items and Contractual Obligations

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2003:

                                              Less Than                                       After
                                Total           1 Year       1 - 3 Years    4 - 5 Years      5 Years
                             -----------     -----------     -----------    -----------    -----------
      FHLB advances          $31,000,000     $11,000,000     $5,000,000     $5,000,000     $10,000,000
      Subordinated debt       11,000,000              --             --             --      11,000,000
      Lease obligations        2,714,920         351,602        566,232        467,604       1,329,482
                             -----------     -----------     ----------     ----------     -----------
      Total contractual
        cash obligations     $44,714,920     $11,351,602     $5,566,232     $5,467,604     $22,329,482
                             ===========     ===========     ==========     ==========     ===========

      Letters of credit      $ 9,213,430     $ 9,213,430     $       --     $       --     $        --
      Other loan
        commitments           10,428,781      10,428,781             --             --              --
                             -----------     -----------     ----------     ----------     -----------
      Total commercial
        commitments          $19,642,211     $19,642,211     $       --     $       --     $        --
                             ===========     ===========     ==========     ==========     ===========

The Bancorp had the ability to borrow on unsecured lines of credit up to $6,500,000 at December 31, 2003. No balances were outstanding on these lines of credit.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Recent Accounting Pronouncements

Refer to financial statements for a discussion of recent accounting pronouncements.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Liquidity provides the source of funds for anticipated and unanticipated deposit outflow and loan growth. The Bank's primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, "unpledged" securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factor affecting these sources of liquidity is their immediate availability if necessary and their market rate of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The method by which the Bank controls its liquidity and interest rate sensitivity is through asset liability management. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Commercial Lending Officer, and Chief Retail Officer of the Bank serve on the asset liability management committee. Reports detailing current liquidity position and projected liquidity as well as projected funding requirements are reviewed monthly, or as often as deemed necessary. Semiannually, the Bank collects the necessary information to perform an income simulation model, which tests the Bank's sensitivity to fluctuations in interest rates. These rate fluctuations are large and immediate and actually reflect the Bank's earnings under these simulations. These income simulations are reviewed by the Board of Directors. Both simulations performed during 2003 and 2002 reflected minimal sensitivity to upward or downward rate fluctuations. Interest income, margins, and net income remain stable regardless of changes in market interest rates. These models then lead to investment, loan, and deposit strategies and decisions for earnings maximization within acceptable risk levels.

The Bank's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within acceptable levels of risk that have been previously established by policy.

The following tables set forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to interest rates at December 31, 2003 and December 31,2002. Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Money market deposit accounts are assumed to decline over a two-year period. Savings and NOW accounts are assumed to decline over a five-year period.

                                               -----------------------As of December 31, 2003----------------------
                                                                      -----------------------
                                                     Expected                Expected                Expected
                                                 Maturity Between        Maturity Between        Maturity Between
                                                 1/1/04 - 12/31/04       1/1/05 - 12/31/05      1/1/06 - 12/31/06
                                               ---------------------    -------------------    --------------------
                                                           Weighted                Weighted               Weighted
                                                            Average                 Average                Average
(in thousands)                                 Balance       Rate       Balance      Rate      Balance      Rate
--------------                                 -------       ----       -------      ----      -------      ----
Other financial instruments
Interest-earning assets
   Investments
      Available for sale (fair value)          $ 14,492      3.59%     $  6,215      3.99%     $ 5,526      3.38%
      Held to maturity (book value)                 202      4.82           537      4.90          691      5.12
      Federal funds sold                          5,382      0.75            --        --           --        --
      Loans:
        Fixed rate
           Real estate loans, construction          175      9.50            --        --           --        --
           Real estate loans, other
             Commercial                              48      8.15            31      7.50           48      7.31
             Residential                              3      7.50           134      8.68           91      7.90
           Commercial and industrial
             loans                                5,931      6.58           458      9.78          936      8.36
           Loans to individuals for
             household, family, and
             other personal expenditures            231      8.58           151     11.88          253     11.38
        Variable rate
           Real estate loans, construction       74,578      5.64            --        --           --        --
           Real estate loans, other
             Commercial                          15,098      7.27        12,020      8.50       43,406      7.21
             Residential                         22,393      4.10           342      8.09          336      7.80
           Commercial and industrial
             loans                               18,231      5.47         1,733      5.04          753      5.28
           Loans to individuals for
             household, family, and
             other personal expenditures            120      6.00            --        --           --        --
                                               --------                --------                -------

             Total interest-earning
               assets                          $156,884                $ 21,621                $52,040
                                               ========                ========                =======

Interest-bearing liabilities
   Deposits
      Savings                                  $ 10,178      0.48      $ 10,178      0.48      $10,178      0.48
      Money market                               75,292      1.09        75,292      1.09           --        --
      NOW                                         8,363      0.05         8,363      0.05        8,363      0.05
      Time deposits of 100,000 or more           22,950      2.54         8,057      5.89        5,244      3.35
      Other time deposits                        53,846      2.66        22,590      4.36       11,107      3.33
   Other borrowings                              11,000      1.35         5,000      2.89           --        --
                                               --------                --------                -------

      Total interest-bearing liabilities       $181,629                $129,480                $34,892
                                               ========                ========                =======

                                              ----------------------As of December 31, 2003---------------------------------
                                                                    -----------------------
                                                    Expected               Expected                      Expected
                                                Maturity Between       Maturity Between                  Maturity
                                               1/1/07 - 12/31/07      1/1/08 - 12/31/08                 Thereafter
                                              -------------------    --------------------    -------------------------------
                                                         Weighted                Weighted                Weighted
                                                          Average                 Average                 Average      Fair
(in thousands)                                Balance      Rate      Balance       Rate      Balance       Rate        Value
--------------                                -------      ----      -------       ----      -------       ----        -----
Other financial instruments
Interest-earning assets
   Investments
      Available for sale (fair value)         $   456      3.33%     $  2,241      5.85%     $ 28,355      5.70%     $ 57,285
      Held to maturity (book value)               146      5.26            65      5.27           352      6.03         2,091
      Federal funds sold                           --        --            --        --            --        --         5,382
      Loans:
        Fixed rate
           Real estate loans, construction         --        --            --        --            --        --           175
           Real estate loans, other
             Commercial                           131      7.00            --        --        22,220      7.17        23,330
             Residential                           32      8.46            29      8.37        27,287      6.44        28,122
           Commercial and industrial
             loans                              1,215      6.89         1,808      5.89         1,556      6.96        11,974
           Loans to individuals for
             household, family, and
             other personal expenditures          236     11.23           165     10.15           205     17.58         1,241
        Variable rate
           Real estate loans, construction         --        --            --        --            --        --        74,578
           Real estate loans, other
             Commercial                        45,742      7.56       103,477      6.61        33,800      7.01       255,998
             Residential                        2,201      7.05        11,297      5.05         3,419      5.46        39,988
           Commercial and industrial
             loans                                882      4.92         1,276      6.00         4,448      7.00        27,323
           Loans to individuals for
             household, family, and
             other personal expenditures           --        --            --        --            29      8.00           149
                                              -------                --------                --------                --------

             Total interest-earning
               assets                         $51,041                $120,358                $121,671                $527,636
                                              =======                ========                ========                ========

Interest-bearing liabilities
   Deposits
      Savings                                 $10,179      0.48      $ 10,179      0.48      $     --        --      $     --
      Money market                                 --        --            --        --            --        --            --
      NOW                                       8,364      0.05         8,364      0.05            --        --            --
      Time deposits of 100,000 or more          7,854      4.66         2,883      3.72            --        --            --
      Other time deposits                      10,397      4.46         7,866      3.84            --        --            --
   Other borrowings                             5,000      3.67            --        --        10,000      4.81            --
                                              -------                --------                --------                --------

      Total interest-bearing liabilities      $41,794                $ 29,292                $ 10,000                $     --
                                              =======                ========                ========                ========

                                               -----------------------As of December 31, 2002---------------------
                                                                      -----------------------
                                                     Expected                Expected                Expected
                                                 Maturity Between        Maturity Between        Maturity Between
                                                 1/1/03 - 12/31/03       1/1/04 - 12/31/04      1/1/05 - 12/31/05
                                               ---------------------    -------------------    --------------------
                                                           Weighted                Weighted               Weighted
                                                            Average                 Average                Average
(in thousands)                                 Balance       Rate       Balance      Rate      Balance      Rate
--------------                                 -------       ----       -------      ----      -------      ----
Other financial instruments
Interest-earning assets
   Investments
      Available for sale (fair value)          $  8,196      4.99%     $  2,042      4.85%     $ 3,147      4.81%
      Held to maturity (book value)                 871      4.89           252      5.10          427      5.09
      Federal funds sold                          2,523      1.00            --        --           --        --
      Loans:
        Fixed rate
           Real estate loans, construction           --        --           175      9.50           --        --
           Real estate loans, other
             Commercial                              38     11.02           117      8.75        2,740      7.99
             Residential                             17     11.54           227      8.54          266      8.74
           Commercial and industrial
             loans                                2,469      7.30           430      8.82           --        --
           Loans to individuals for
             household, family, and
             other personal expenditures          1,491      6.32           379     11.09          930      9.99
        Variable rate
           Real estate loans, construction       63,599      5.93            --        --          303     11.94
           Real estate loans, other
             Commercial                          13,499      7.50        21,488      7.62       16,116      8.22
             Residential                         19,751      4.45         2,262      7.77        1,824      8.36
           Commercial and industrial
             loans                               17,863      5.67         1,066      6.48           --        --
           Loans to individuals for
             household, family, and
             other personal expenditures             --        --            33      5.25          739      5.78
                                               --------                --------                -------

             Total interest-earning
               assets                          $130,317                $ 28,471                $26,492
                                               ========                ========                =======

Interest-bearing liabilities
   Deposits
      Savings                                  $  9,170      0.58      $  9,170      0.58      $ 9,170      0.58
      Money market                               63,354      1.26        63,354      1.26           --        --
      NOW                                         5,103      0.15         5,103      0.15        5,103      0.15
      Time deposits of 100,000 or more           12,660      1.75         8,694      4.03        5,888      6.59
      Other time deposits                        21,346      2.32        26,055      3.66       10,992      6.34
   Other borrowings                               7,000      6.40        21,000      3.26        5,000      2.89
                                               --------                --------                -------

    Total interest-bearing liabilities         $118,633                $133,376                $36,153
                                               ========                ========                =======

                                                ----------------------------As of December 31, 2002----------------------------
                                                                            -----------------------
                                                      Expected                Expected                      Expected
                                                  Maturity Between        Maturity Between                  Maturity
                                                 1/1/06 - 12/31/06       1/1/07 - 12/31/07                 Thereafter
                                                --------------------    --------------------    -------------------------------
                                                            Weighted                Weighted                Weighted
                                                             Average                 Average                 Average      Fair
(in thousands)                                  Balance       Rate      Balance       Rate      Balance       Rate        Value
--------------                                  -------       ----      -------       ----      -------       ----        -----
Other financial instruments
Interest-earning assets
   Investments
      Available for sale (fair value)           $   579       4.33%     $     --        --%     $ 41,284      5.88%     $ 55,248
      Held to maturity (book value)                 661       5.19           126      5.50           625      6.46         3,119
      Federal funds sold                             --         --            --        --            --        --         2,523
      Loans:
        Fixed rate
           Real estate loans, construction           --         --            --        --            --        --           175
           Real estate loans, other
             Commercial                              58       9.50           168      7.00        20,769      7.50        24,333
             Residential                            234       7.76            67      8.08        36,219      7.18        37,762
           Commercial and industrial
             loans                                    -          -         1,163      6.93           894      8.37         6,817
           Loans to individuals for
             household, family, and
             other personal expenditures            884       9.10           293     11.35           198     17.46         2,923
        Variable rate
           Real estate loans, construction          247      11.30            --        --            --        --        63,599
           Real estate loans, other
             Commercial                          36,361       8.09        59,883      7.59        13,346      9.06       162,599
             Residential                          2,629       7.76        10,798      7.26         5,206      6.58        42,730
           Commercial and industrial
             loans                                   --         --            --        --            92      6.25        20,044
           Loans to individuals for
             household, family, and
             other personal expenditures            300       6.06            --        --            39      8.25            72
                                                -------                 --------                --------                --------

             Total interest-earning
               assets                           $41,953                 $ 72,498                $118,672                $421,944
                                                =======                 ========                ========                ========

Interest-bearing liabilities
   Deposits
      Savings                                   $ 9,171       0.58      $  9,171      0.58      $     --        --      $ 45,852
      Money market                                   --         --            --        --            --        --       126,708
      NOW                                         5,103       0.15         5,104      0.15            --        --        25,516
      Time deposits of 100,000 or more            1,009       4.96         7,322      4.64            --        --        35,573
      Other time deposits                         2,335       4.95        11,120      4.47             5      4.72        71,853
   Other borrowings                                  --         --         5,000      3.67            --        --        38,000
                                                -------                 --------                --------                --------

    Total interest-bearing liabilities          $17,618                 $ 37,717                $      5                $343,502
                                                =======                 ========                ========                ========

                                                                              Repricing Date
                                                    --------------------------------------------------------------------
                                                                                  Over
                                                                                  Three
                                                                                  Months        Over Six
                                                                    Three        Through         Months          Total
                                                                   Months          Six          Through          Within
                                                    Revolving      Or Less        Months        One Year        One Year
                                                    ---------      -------        ------        --------        --------
                                                  (in thousands)
Assets:
    Investments                                      $    --      $  8,266       $  1,990       $   4,517       $  14,773
    Federal funds sold                                 5,382            --             --              --           5,382
    Loans:
        Installment                                    1,949        23,021          2,049           1,562          28,581
        Real estate and commercial                    90,612        12,661          7,144           9,395         119,812
    Cash and due from banks                              671            --             --              --             671
    Investment in SMTB                                    --            --             --              --              --
    Fixed assets                                          --            --             --              --              --
    Other assets                                          --            --             --              --              --
    Allowance for loan losses                             --            --             --              --              --
    Unearned discount                                     --            --             --              --              --
                                                     -------      --------       --------       ---------       ---------

        Total                                        $98,614      $ 43,948       $ 11,183       $  15,474       $ 169,219
                                                     =======      ========       ========       =========       =========

Liabilities and Stockholders' Equity:
    Savings                                          $    --      $  2,545       $  2,545       $  45,803       $  50,893
    Money markets                                         --        18,823         18,823         112,937         150,583
    NOW                                                   --         2,091          2,091          37,636          41,818
    Time deposits of $100,000+                            --         8,400          3,713          13,512          25,625
    Other time deposits                                   --         7,334         15,843          27,622          50,799
    Demand                                                --         2,140          2,140           4,280           8,560
    Other borrowed money                                  --         9,000             --           2,000          11,000
    Trust preferred                                       --            --             --              --              --
    Other liabilities                                     --            --             --              --              --
    Stockholders' equity                                  --            --             --              --              --
                                                     -------      --------       --------       ---------       ---------

        Total                                        $    --      $ 50,333       $ 45,155       $ 243,790       $ 339,278
                                                     =======      ========       ========       =========       =========

Interest-rate sensitivity gap per period             $98,614      $ (6,385)      $(33,972)      $(228,316)      $(170,059)
                                                     =======      ========       ========       =========       =========

Interest sensitivity gap to total assets (%)           17.45%        (1.13)%        (6.01)%        (40.40)%        (30.09)%
                                                     =======      ========       ========       =========       =========

Cumulative interest sensitivity gap                  $98,614      $ 92,229       $ 58,257       $(170,059)      $(170,059)
                                                     =======      ========       ========       =========       =========

Cumulative interest rate gap to total assets (%)       17.45%        16.32%         10.31%         (30.09)%        (30.09)%
                                                     =======      ========       ========       =========       =========

                                                                       Repricing Date
                                                  ------------------------------------------------------
                                                  One Year
                                                   Through          Over
                                                    Five            Five
                                                    Years           Years        Other          Total
                                                    -----           -----        -----          -----
                                                (in thousands)
Assets:
    Investments                                   $  16,089       $ 28,415      $     --      $  59,277
    Federal funds sold                                   --             --            --          5,382
    Loans:
        Installment                                   6,452          3,681            --         38,714
        Real estate and commercial                  233,026         68,126            --        420,964
    Cash and due from banks                              --             --         8,712          9,383
    Investment in SMTB                                   --             --             3              3
    Fixed assets                                         --             --        10,288         10,288
    Other assets                                         --             --        25,882         25,882
    Allowance for loan losses                            --             --        (4,761)        (4,761)
    Unearned discount                                    --             --           (47)           (47)
                                                  ---------       --------      --------      ---------

        Total                                     $ 255,567       $100,222      $ 40,077      $ 565,085
                                                  =========       ========      ========      =========

Liabilities and Stockholders' Equity:
    Savings                                       $      --       $     --      $     --      $  50,893
    Money markets                                        --             --            --        150,583
    NOW                                                  --             --            --         41,818
    Time deposits of $100,000+                       29,552             --            --         55,177
    Other time deposits                              46,457             --            --         97,256
    Demand                                           34,242             --        42,802         85,604
    Other borrowed money                             10,000         10,000            --         31,000
    Trust preferred                                      --         11,000            --         11,000
    Other liabilities                                    --             --         2,576          2,576
    Stockholders' equity                                 --             --        39,178         39,178
                                                  ---------       --------      --------      ---------

        Total                                     $ 120,251       $ 21,000      $ 84,556      $ 565,085
                                                  =========       ========      ========      =========

Interest-rate sensitivity gap per period          $ 135,316       $ 79,222      $(44,479)     $      --
                                                  =========       ========      ========      =========

Interest sensitivity gap to total assets (%)         (23.95)%        14.02%           --             --
                                                  =========       ========      ========      =========

Cumulative interest sensitivity gap               $ (34,743)      $ 44,479      $     --      $      --
                                                  =========       ========      ========      =========

Cumulative interest rate gap to total assets (%)      (6.15)%         7.87%           --             --
                                                  =========       ========      ========      =========

Item 8: Financial Statements

Independent Auditors' Report

To the Board of Directors and Stockholders of Smithtown Bancorp,

We have audited the accompanying consolidated balance sheet of Smithtown Bancorp as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Smithtown Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Smithtown Bancorp as of December 31, 2002 and 2001 were audited by other auditors whose report dated January 17, 2003 expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithtown Bancorp at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Crowe Chizek and Company LLC

                                        Crowe Chizek and Company LLC

Morristown, New Jersey
February 13, 2004

Consolidated Balance Sheets

                                                                                               Smithtown Bancorp
                                                                                         ------As of December 31,-----
                                                                                               ------------------
                                                                                             2003             2002
                                                                                         ------------     ------------
ASSETS
Cash and due from banks                                                                  $  9,383,247     $  8,169,673
Federal funds sold                                                                          5,382,026        2,522,578
                                                                                         ------------     ------------
    Total cash and cash equivalents                                                        14,765,273       10,692,251
Investment securities:
    Investment securities available for sale:
        Obligations of U.S. government agencies                                            25,094,497       11,226,328
        Mortgage-backed securities                                                          8,120,100       15,905,791
        Obligations of state and political subdivisions                                    17,745,735       20,893,082
        Other securities                                                                    6,324,238        7,222,864
                                                                                         ------------     ------------
            Total investment securities available for sale (at estimated fair value)       57,284,570       55,248,065
    Investment securities held to maturity:
        Mortgage-backed securities                                                            293,055          579,622
        Obligations of state and political subdivisions                                     1,700,323        2,381,890
                                                                                         ------------     ------------
            Total investment securities held to maturity (estimated
              fair value $2,091,332 in 2003 and $3,118,644 in 2002)                         1,993,378        2,961,512
                                                                                         ------------     ------------
                Total investment securities                                                59,277,948       58,209,577

Restricted securities                                                                       2,162,096        2,634,420

Loans                                                                                     459,677,553      358,171,477
Less: unearned discount                                                                        47,183          121,456
      allowance for loan losses                                                             4,760,805        3,945,593
                                                                                         ------------     ------------
    Loans, net                                                                            454,869,565      354,104,428

Equity investment in SMTB Financial Group, LLC.                                                 2,724            2,623
Bank premises and equipment                                                                10,287,727        8,780,182

Other assets
    Cash value of bank-owned life insurance                                                16,288,124       10,890,822
    Other                                                                                   7,431,943        6,488,934
                                                                                         ------------     ------------
        Total other assets                                                                 23,720,067       17,379,756
                                                                                         ------------     ------------

            Total assets                                                                 $565,085,400     $451,803,237
                                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits:
        Demand (non-interest bearing)                                                    $ 85,604,168     $ 72,417,182
        Money market                                                                      150,583,706      126,707,767
        NOW                                                                                41,816,900       25,516,385
        Savings                                                                            50,892,176       45,852,116
        Time                                                                              152,434,072      107,426,224
                                                                                         ------------     ------------
            Total deposits                                                                481,331,022      377,919,674
    Dividend payable                                                                          267,681          229,251
    Other borrowings                                                                       31,000,000       38,000,000
    Subordinated debt                                                                      11,000,000               --
    Other liabilities                                                                       2,308,226        1,710,026
                                                                                         ------------     ------------
        Total liabilities                                                                 525,906,929      417,858,951

Stockholders' equity
    Common stock $1.25 par value (7,000,000 shares authorized;
     3,583,640 shares issued)                                                               4,479,550        2,239,775
    Retained earnings                                                                      43,656,258       35,887,008
    Additional paid in capital                                                                     --        1,993,574
    Accumulated other comprehensive income                                                    420,074          733,640
                                                                                         ------------     ------------
                                                                                           48,555,882       40,853,997
    Less: treasury stock (609,403 and 536,142 shares at cost at
    December 31, 2003 and 2002, respectively)                                               9,377,411        6,909,711
                                                                                         ------------     ------------
        Total stockholders' equity                                                         39,178,471       33,944,286
                                                                                         ------------     ------------

            Total liabilities and stockholders' equity                                   $565,085,400     $451,803,237
                                                                                         ============     ============

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                             Smithtown Bancorp
                                                                ----------Year ended December 31,-----------
                                                                          -----------------------
                                                                    2003            2002            2001
                                                                -----------     -----------     ------------
Interest income
    Interest and fees on loans                                  $27,385,991     $24,174,525     $ 21,253,783
    Interest on balances due from banks                                 915           1,597            3,271
    Interest on federal funds sold                                   91,477         113,914          293,713
    Interest and dividends on investment securities:
        Taxable:
            Obligations of U.S. government agencies                 659,605         526,784          658,926
            Mortgage-backed securities                              578,360       1,198,596        1,770,809
            Other securities                                        525,899         359,649          140,768
                                                                -----------     -----------     ------------
                Subtotal                                          1,763,864       2,085,029        2,570,503
        Exempt from federal income taxes:
            Obligations of state and political subdivisions         861,714       1,064,763          887,555
    Other interest income                                            66,534         120,295          215,461
                                                                -----------     -----------     ------------
                Total interest income                            30,170,495      27,560,123       25,224,286

Interest expense
    Money market accounts (including savings)                     1,976,246       2,105,547        3,101,553
    Certificates of deposit of $100,000 and over                  1,508,018       1,313,528        1,767,403
    Other time deposits                                           2,703,233       2,236,698        2,696,114
    Securities sold under agreements to repurchase                       --          78,228          161,417
    Other borrowings                                              1,503,733       1,675,771        1,662,475
                                                                -----------     -----------     ------------
        Total interest expense                                    7,691,230       7,409,772        9,388,962
                                                                -----------     -----------     ------------

Net interest income                                              22,479,265      20,150,351       15,835,324

Provision for loan losses                                           763,113       1,020,000          990,000
                                                                -----------     -----------     ------------

Net interest income after provision for loan losses              21,716,152      19,130,351       14,845,324

Other noninterest income
    Trust department income                                         581,467         457,393          491,376
    Service charges on deposit accounts                           1,783,028       1,922,029        1,769,932
    Other income                                                  1,539,530       1,549,408        1,339,201
    Net gain (loss) on sales of investment securities               108,745          76,865           (4,636)
    Net income from equity investment                                66,101          45,415           32,707
                                                                -----------     -----------     ------------
        Total other noninterest income                            4,078,871       4,051,110        3,628,580

Other operating expenses
    Salaries                                                      4,851,400       4,728,761        3,980,624
    Pensions and other employee benefits                          1,307,863       1,087,387          889,289
    Net occupancy expense of bank premises                        1,497,003       1,190,168          988,549
    Furniture and equipment expense                               1,079,961         999,911          877,952
    Other expense                                                 2,698,815       2,806,539        2,289,596
                                                                -----------     -----------     ------------
        Total other operating expenses                           11,435,042      10,812,766        9,026,010
                                                                -----------     -----------     ------------

Income before income taxes                                       14,359,981      12,368,695        9,447,894
Provision for income taxes                                        5,261,355       4,326,948        3,375,631
                                                                -----------     -----------     ------------

Net income                                                      $ 9,098,626     $ 8,041,747     $  6,072,263
                                                                ===========     ===========     ============

Earnings per share
    Net income                                                  $      3.02     $      2.62     $       1.96
    Weighted average shares outstanding                           3,013,720       3,069,220        3,101,532

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income

                                                                                      Smithtown Bancorp
                                                                         ----------Year ended December 31,----------
                                                                                   -----------------------
                                                                             2003            2002            2001
                                                                         -----------      ----------     -----------
Net income                                                               $ 9,098,626      $8,041,747     $ 6,072,263

Other comprehensive income (loss), before tax:
    Unrealized holding gain (loss) arising during the year                  (431,843)      1,176,856         498,402
Less: reclassification adjustment for gains (losses) included in net
  income                                                                     108,745          76,865          (4,636)
                                                                         -----------      ----------     -----------
                                                                            (540,588)      1,099,991         503,038

Income tax related to other comprehensive income                             227,022         461,996         211,276
                                                                         -----------      ----------     -----------

Other comprehensive income (loss), net of tax                               (313,566)        637,995         291,762
                                                                         -----------      ----------     -----------

Total comprehensive income                                               $ 8,785,060      $8,679,742     $ 6,364,025
                                                                         ===========      ==========     ===========

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                           ------------------------------------------Smithtown Bancorp---------------------------------------------
                                                                     -----------------
                           ------Common Stock-------                                                     Accumulated
                                  ------------                                                              Other          Total
                             Shares                      Additional        Retained        Treasury     Comprehensive  Stockholders'
                           Outstanding      Amount     Paid In Capital     Earnings         Stock       Income (Loss)      Equity
                           -----------      ------     ---------------     --------         -----       -------------      ------
Balance at January 1,
  2001                       1,567,214    $2,239,775     $ 1,993,574     $ 23,498,921    $(5,144,873)     $(196,117)   $ 22,391,280

Comprehensive income:
   Net income                       --            --              --        6,072,263             --             --       6,072,263
   Other comprehensive
     income, net of tax             --            --              --               --             --        291,762         291,762
                                                                                                                       ------------
      Total comprehensive
        income                                                                                                            6,364,025

Cash dividends declared             --            --              --         (805,480)            --             --        (805,480)
Treasury stock purchases       (27,957)           --              --               --       (951,042)            --        (951,042)
                            ----------    ----------     -----------     ------------    -----------      ---------    ------------

Balance at December 31,
  2001                       1,539,257     2,239,775       1,993,574       28,765,704     (6,095,915)        95,645      26,998,783

Comprehensive income:
   Net income                       --            --              --        8,041,747             --             --       8,041,747
   Other comprehensive
     income, net of tax             --            --              --               --             --        637,995         637,995
                                                                                                                       ------------
      Total comprehensive
        income                                                                                                            8,679,742

Cash dividends declared             --            --              --         (920,443)            --             --        (920,443)
Treasury stock purchases       (15,508)           --              --               --       (813,796)            --        (813,796)
                            ----------    ----------     -----------     ------------    -----------      ---------    ------------

Balance at December 31,
  2002                       1,523,749     2,239,775       1,993,574       35,887,008     (6,909,711)       733,640      33,944,286

Comprehensive income:
   Net income                       --            --              --        9,098,626             --             --       9,098,626
   Other comprehensive
     income, net of tax             --            --              --               --             --       (313,566)       (313,566)
                                                                                                                       ------------
      Total comprehensive
        income                                                                                                            8,785,060

2-for-1 stock split          1,523,749     2,239,775      (1,993,574)        (246,201)            --             --              --

Cash dividends declared             --            --              --       (1,083,175)            --             --      (1,083,175)
Treasury stock purchases       (73,261)           --              --               --     (2,467,700)            --      (2,467,700)
                            ----------    ----------     -----------     ------------    -----------      ---------    ------------

Balance at December 31,
  2003                       2,974,237    $4,479,550     $        --     $ 43,656,258    $(9,377,411)     $ 420,074    $ 39,178,471
                            ==========    ==========     ===========     ============    ===========      =========    ============

Cash dividends declared per share were $.36 in 2003, $.30 in 2002, and $.26 in 2001.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                        Smithtown Bancorp
                                                                       --------------Year ended December 31,------------
                                                                            2003              2002              2001
                                                                       -------------      ------------      ------------
Cash flows from operating activities
    Net income                                                         $   9,098,626      $  8,041,747      $  6,072,263
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation on premises and equipment                               772,030           639,794           536,129
        Provision for loan losses                                            763,113         1,020,000           990,000
        Net (gain) loss on sale of investment securities                    (108,743)          (76,865)            4,636
        Amortization of transition obligation                                 21,599           (28,124)           22,146
        Gain on sale of other real estate owned                                   --            66,228                --
        Increase in cash surrender value of officers' life
          insurance policies                                                (483,702)         (886,436)         (510,786)
        Increase (decrease) in interest payable                               99,566            52,802           (99,873)
        Increase in miscellaneous payables and
          accrued expenses                                                   548,780           434,888           136,210
        (Increase) decrease in fees and commissions receivable                73,316           (29,605)          (80,226)
        (Increase) decrease in interest receivable                          (348,640)         (393,813)           44,683
        (Increase) decrease in prepaid expenses                               90,844          (320,267)         (324,020)
        (Increase) decrease in miscellaneous receivables                      67,090          (614,968)        1,194,921
        (Increase) decrease in income taxes receivable                        84,020          (249,800)           21,993
        Increase in deferred taxes                                          (263,671)         (289,678)         (364,053)
        Decrease in accumulated post retirement benefit obligation           (18,345)          (45,560)          (32,972)
        Amortization of investment security premiums and
          accretion of discounts                                             (40,660)         (198,032)         (445,359)
        Net gain on investment in SMTB Financial Group, LLC.                 (66,101)          (45,415)          (32,707)
                                                                       -------------      ------------      ------------
            Cash provided by operating activities                         10,289,122         7,076,896         7,132,985

Cash flows from investing activities
    Mortgage-backed securities:
        Proceeds from calls, repayments, maturities, and
          sales of available for sale                                      7,388,309        10,275,313        11,019,951
        Proceeds from calls, repayments, and maturities of
          held to maturity                                                   286,568           343,257           357,146
    Investment securities:
        Proceeds from calls, repayments, maturities, and
          sales of available for sale                                     33,997,942        15,989,472        24,667,387
        Proceeds from calls, repayments, and maturities of
          held to maturity                                                   691,861         1,444,695           424,002
    Purchase of mortgage-backed securities:
        Available for sale                                                        --                --       (14,212,104)
    Purchase of other investment securities:
        Held to maturity                                                    (200,000)         (140,000)          (44,000)
        Available for sale                                               (43,624,261)      (17,437,878)      (30,849,796)
    Purchase of officers' life insurance policies                         (4,913,600)         (245,000)               --
    Loans made to customers, net                                        (101,528,249)      (76,476,777)      (53,818,841)
    Proceeds from sale of other real estate owned                                 --           758,476                --
    Distribution from SMTB Financial Group, LLC.                              66,000            78,000                --
    Purchase of premises and equipment, net of disposals                  (2,279,575)       (4,418,569)       (1,966,182)
                                                                       -------------      ------------      ------------
        Cash used in investing activities                               (110,115,005)      (69,829,011)      (64,422,437)

                                                                                        Smithtown Bancorp
                                                                       --------------Year ended December 31,------------
                                                                            2003              2002              2001
                                                                       -------------      ------------      ------------
Cash flows from financing activities
    Net increase in demand deposits, NOW and savings
      accounts                                                         $  58,403,501      $ 42,926,215      $ 47,907,727
    Net increase in time accounts                                         45,007,848        23,051,416         6,874,993
    Cash dividends paid                                                   (1,044,744)         (921,558)         (793,898)
    Securities sold under agreements to repurchase and
      other borrowings, net                                               (7,000,000)       (1,750,000)        6,250,000
    Proceeds from subordinated debt                                       11,000,000                --                --
    Purchase of treasury stock                                            (2,467,700)         (813,796)         (951,042)
                                                                       -------------      ------------      ------------
        Cash provided by financing activities                            103,898,905        62,492,277        59,287,780
                                                                       -------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                       4,073,022          (259,838)        1,998,328

Cash and cash equivalents, beginning of year                              10,692,251        10,952,089         8,953,761
                                                                       -------------      ------------      ------------

Cash and cash equivalents, end of year                                 $  14,765,273      $ 10,692,251      $ 10,952,089
                                                                       =============      ============      ============

Supplemental disclosures of cash flow information
    Cash paid during the year for:
        Interest                                                       $   7,455,049      $  7,356,970      $  9,488,834
        Income taxes                                                       5,319,117         2,542,450         3,701,272

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

The accounting and reporting policies of Smithtown Bancorp ("the Bancorp") and its subsidiary, Bank of Smithtown ("the Bank"), reflect banking industry practices and conform to accounting principles generally accepted in the United States of America. A summary of the significant accounting policies followed by the Bancorp in the preparation of the accompanying consolidated financial statements is set forth below.

Basis of Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, its wholly owned subsidiary, Bank of Smithtown, and its wholly owned subsidiary, Bank of Smithtown Insurance Agency, Inc. All material inter-company transactions have been eliminated.

During April 2003 and May 2001, the Bank effected a two-for-one split of common stock. All references in the accompanying consolidated financial statements and notes thereto relating to earnings per share and share data have been retroactively adjusted to reflect the two-for-one stock split.

Nature of Operations

Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust and investment management services. As a state bank, the Bank is subject to regulation by the State of New York Banking Department and the Federal Reserve Board. The area served by Smithtown Bancorp is the north central region of Suffolk County, New York, and services are provided at ten branch offices.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that the allowance for loan losses and the valuation reserve for other real estate owned (OREO) could differ from actual results.

Securities

The Bank evaluates its security policies consistent with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the Bank's investments in securities are classified in two categories and accounted for as follows:

      o Securities to be Held to Maturity: Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

      o Securities Available for Sale: Bonds, notes, debentures, and certain equity securities are carried at estimated fair value.

Unrealized holding gains and losses, net of tax, arising on securities available for sale are reported as a component of accumulated other comprehensive income. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to stockholders.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans

Bank of Smithtown has adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). SFAS 114 applies only to impaired loans, with the exception of groups of smaller-balance, homogeneous loans that are collectively evaluated for impairment (generally, consumer loans). A loan is defined as impaired by SFAS 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that a portion of the overall allowance for loan losses be determined based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral.

Loans are generally recorded at the principal amount outstanding net of unearned discount and the allowance for loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer and credit card loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Management may continue to accrue interest when it determines that a loan and related interest are adequately secured and in the process of collection. Generally, interest revenue received on impaired loans continues either to be applied by the Bank against principal or to be realized as interest revenue, according to management's judgment as to the collectibility of principal.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets as follows:

            Bank premises                             25 to 30 years
            Leasehold improvements                     5 to 40 years
            Furniture and equipment                    3 to 10 years

Other Real Estate Owned

Included in other assets is real estate held for sale, which is acquired principally through foreclosure or a similar conveyance of title and is carried at the lower of cost or fair value minus estimated costs to sell the property. Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Revenues and expenses associated with holding such assets are recorded through operations when realized.

The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in OREO are periodically valued through appraisals and are written down to estimated fair value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions.

Company-Owned Life Insurance

The Bancorp has purchased life insurance policies on certain key executives. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit that are considered financial guarantees in accordance with FASB Interpretation No. 45, are recorded at fair value.

Income Taxes

The tax provision as shown in the consolidated statements of income relates to items of income and expense reflected in the statements after appropriate deduction of tax-free income, principally, nontaxable interest from obligations of state and political subdivisions. Deferred taxes are provided for timing differences related to depreciation, loan loss provisions, postretirement benefits, and investment securities, which are recognized for financial accounting purposes in one period and for tax purposes in another period.

Trust Assets

Assets belonging to trust customers that are held in fiduciary or agency capacity by the Bank are not included in the financial statements since they are not assets of the Bank. Deposits held in fiduciary or agency capacity in the normal course of business are reported in the applicable deposit categories of the consolidated balance sheets.

Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The Bancorp did not have any potentially dilutive shares for any periods presented.

Statements of Cash Flows

For the purposes of the statements of cash flows, the Bank considers cash and due from banks including deposits with other financial institutions under 90 days as cash and cash equivalents. Net cash flows are reported for loan and deposit transactions.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Retirement Benefits

The Bank accounts for post-retirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). This statement requires that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

In addition, the Bank adopted the provisions of SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, ("SFAS 132") in 1998. This Statement supersedes the disclosure requirements in SFAS No. 106. It does not address the measurement or recognition issues as prescribed by SFAS No.
106. The Bank adopted SFAS 132 as amended in 2003 for additional disclosures about the assets, obligations, cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

Collateralized Securities Transactions

Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The Bank is required to provide securities to counterparties in order to collateralize repurchase agreements. The Bank's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained or excess collateral returned when necessary. It is the Bank's policy to value collateral periodically and to obtain additional collateral or to retrieve excess collateral from counterparties, when deemed appropriate.

Subordinated Debentures and Trust Preferred Securities

A trust formed by the Bancorp issued $11,000,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3-month LIBOR plus 2.99%. The Bancorp issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. The Bancorp may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on October 8, 2008.

Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Bancorp. Accordingly, the Bancorp does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Bancorp and held by the trust, as these are no longer eliminated in consolidation.

Recently Issued Accounting Pronouncements

During 2003, the Bancorp adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; FASB Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equities; FASB Statement 132 (revised 2003), Employers' Disclosures About Pensions and Other Postretirement Benefits; FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees; and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Bancorp's operating results or financial condition.

Reclassifications

Certain reclassifications related to direct loan origination fees and costs have been made to the prior and current year's financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note B. Securities

The carrying amounts of securities as shown in the consolidated balance sheets and their fair values at December 31 were as follows:

                                                         --------Securities Available for Sale------
                                                          Estimated          Gross          Gross
                                                             Fair         Unrealized      Unrealized
                                                            Value            Gains          Losses
                                                            -----            -----          ------
December 31, 2003
    Obligations of U.S. government agencies              $25,094,497      $   39,129      $(161,173)
    Mortgage-backed securities                             8,120,100         204,436         (7,441)
    Obligations of state and political subdivisions       17,745,735         444,419        (74,466)
    Other securities                                       6,324,238         279,405             --
                                                         -----------      ----------      ---------

        Total                                            $57,284,570      $  967,389      $(243,080)
                                                         ===========      ==========      =========

December 31, 2002
    Obligations of U.S. government agencies              $11,226,328      $   49,815      $      --
    Mortgage-backed securities                            15,905,791         539,518             --
    Obligations of state and political subdivisions       20,893,082         541,238        (41,865)
    Other securities                                       7,222,864         177,259         (1,068)
                                                         -----------      ----------      ---------

        Total                                            $55,248,065      $1,307,830      $ (42,933)
                                                         ===========      ==========      =========

                                                         --------------Securities Held to Maturity-------------
                                                                           Gross        Gross         Estimated
                                                         Amortized      Unrealized    Unrealized         Fair
                                                            Cost           Gains        Losses          Value
                                                            ----           -----        ------          -----
December 31, 2003
    Mortgage-backed securities                           $  293,055      $ 18,290      $     --      $  311,345
    Obligations of state and political subdivisions       1,700,323        79,664            --       1,779,987
                                                         ----------      --------      --------      ----------

        Total                                            $1,993,378      $ 97,954      $     --      $2,091,332
                                                         ==========      ========      ========      ==========

December 31, 2002
    Mortgage-backed securities                           $  579,622      $ 36,211      $     --      $  615,833
    Obligations of state and political subdivisions       2,381,890       120,921            --       2,502,811
                                                         ----------      --------      --------      ----------

        Total                                            $2,961,512      $157,132      $     --      $3,118,644
                                                         ==========      ========      ========      ==========

The following table presents the amortized costs of and estimated fair values of debt securities by scheduled maturity at December 31, 2003:

                                                                    Securities
                                                                    Available              Securities
                                                                   --for Sale--     -----Held to Maturity-----
                                                                    Estimated       Amortized        Estimated
                                                                    Fair Value        Costs         Fair Value
                                                                    ----------        -----         ----------
Type and Maturity Grouping

Obligations of U.S. government agencies
    After 5 years, but within 10 years                             $12,589,067      $       --      $       --
    After 10 years                                                  12,505,430              --              --
                                                                   -----------      ----------      ----------

        Total obligations of U.S. government agencies              $25,094,497      $       --      $       --
                                                                   ===========      ==========      ==========

Mortgage-backed securities
    After 1 year, but within 5 years                               $    56,229      $  293,055      $  311,345
    After 10 years                                                   8,063,871              --              --
                                                                   -----------      ----------      ----------

        Total mortgage-backed securities                           $ 8,120,100      $  293,055      $  311,345
                                                                   ===========      ==========      ==========

Obligations of state and political subdivisions
    Within 1 year                                                  $ 1,789,739      $  281,810      $  283,807
    After 1 year, but within 5 years                                 5,893,036       1,358,513       1,435,098
    After 5 years, but within 10 years                               3,001,735          60,000          61,082
    After 10 years                                                   7,061,225              --              --
                                                                   -----------      ----------      ----------

        Total obligations of state and political subdivisions      $17,745,735      $1,700,323      $1,779,987
                                                                   ===========      ==========      ==========

Other securities
    After 1 years, but within 5 years                              $ 2,123,638      $       --      $       --
    After 5 years, but within 10 years                               2,050,600              --              --
    After 10 years                                                   2,150,000              --              --
                                                                   -----------      ----------      ----------

        Total other securities                                     $ 6,324,238      $       --      $       --
                                                                   ===========      ==========      ==========

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of the U.S. government agencies, mortgage-backed securities, and obligations of state and political subdivisions having an amortized cost of $52,296,806 and an estimated fair value of $52,836,103 were pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, and advances. No municipality maintains deposits exceeding ten percent of stockholders' equity.

The following table presents the sales of available for sale securities:

                               2003             2002             2001
                           -----------      -----------      ------------

      Proceeds             $33,341,262      $14,912,361      $ 25,804,096
      Gross gains              108,745           76,865            50,005
      Gross losses                  --               --           (54,641)

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $404,876. The stock has no maturity and has paid dividends at the rate of 6.00% for 2003 and 2002. The Bank is a member of the Federal Home Loan Bank of New York and now holds $1,550,000 of its stock. This stock also has no maturity and has paid average dividends of approximately 2.97% and 4.81% for 2003 and 2002. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank is restricted.

The Bank invested $50,000 in the Nassau-Suffolk Business Development Fund. This consortium of banks provides loans to low-income homeowners.

Securities with unrealized losses at year-end 2003 are presented below by length of time the securities have been in an unrealized loss position:

                                    Less than 12 Months       12 Months or More              Total
                                    -------------------       -----------------              -----
                                     Fair       Unrealized     Fair     Unrealized      Fair      Unrealized
Description of Securities            Value         Loss        Value       Loss         Value        Loss
-------------------------            -----         ----        -----       ----         -----        ----
Securities available for sale:
    Obligations of U.S.
      government agencies         $14,351,669    $161,173    $     --    $    --    $14,351,669    $161,173
    Mortgage-backed securities      2,026,798       7,441          --         --      2,026,798       7,441
    Obligations of state and
      political subdivisions        4,457,123      58,814     931,750     15,652      5,388,873      74,466
                                  -----------    --------    --------    -------    -----------    --------
            Total temporarily
              impaired            $20,835,590    $227,428    $931,750    $15,652    $21,767,340    $243,080
                                  ===========    ========    ========    =======    ===========    ========

There were no unrealized losses on securities held to maturity at December 31, 2003. Unrealized losses on securities have not been recognized into income because the bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the bond(s) approach their maturity date and/or market rates decline.

Note C. Loans

Loans as of December 31, consisted of the following:

                                                                                  2003            2002
                                                                              ------------    ------------
Real estate loans, construction                                               $ 74,753,266    $ 63,773,877
Real estate loans, other
    Commercial                                                                 259,126,430     179,090,184
    Residential                                                                 84,872,476      85,000,952
Commercial and industrial loans                                                 39,227,832      26,830,222
Loans to individuals for household, family and other personal expenditures       1,382,712       2,975,945
All other loans (including overdrafts)                                             314,837         500,297
                                                                              ------------    ------------

Total loans, gross                                                             459,677,553     358,171,477
Less: unearned discount on loans                                                    47,183         121,456
                                                                              ------------    ------------

    Total loans (net of unearned discount)                                    $459,630,370    $358,050,021
                                                                              ============    ============

Collateral varies, but generally includes residential and income producing commercial properties, as well as automobiles on personal loans. Estimated fair values of loans at December 31, 2003 and 2002 totaled approximately $462,878,000 and $360,864,000.

All loans considered impaired under SFAS 114 are included in the Bank's 90-day or more past-due or nonaccrual categories. At December 31, 2003 and 2002, the recorded investment in loans that are considered impaired under SFAS 114 was $0 and $1,898,569. The average recorded investment in impaired loans during the twelve months ended December 31, 2003 and 2002 was $15,093 and $1,837,427. The allowance on impaired loans at December 31, 2003, 2002 and 2001 totaled $0, $209,964, and $137,447.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Bank of Smithtown recognized $0, $0, and $705 in interest revenue in 2003, 2002, and 2001, on these impaired loans. Any cash receipts would first be applied to accrued interest on impaired loans and then to the principal balance outstanding.

At December 31, 2003 and 2002, loans with unpaid principal balances of $0 and $1,711,860, on which the Bank is no longer accruing interest income, are included in the total loans listed above. If the Bank had accrued interest income on loans, which were in a nonaccrual status at year end, its interest income would have increased by approximately $0 in 2003 and $133,018 in 2002. At December 31, 2003 and 2002, $0 and $186,709, respectively, in loans were past due ninety days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at December 31 follows:

                                                        -----Nonaccrual-----
(in thousands)                                          2003    2002    2001
--------------                                          ----    ----    ----

Gross interest income which would have been recorded
  during the year under original contract terms         $  1    $133    $ 58
Gross interest income recorded during the year            --      --      --

The Bank has granted loans to officers, directors, and principal stockholders of the Bancorp and to their associates. Related party loans are made in the ordinary course of business. The aggregate dollar amount of these loans was $5,652,314 and $4,788,384 at December 31, 2003 and 2002. During 2003, $2,250,222
of new loans were made; repayments totaled $1,386,292.

Note D. Allowance for Loan Losses

Transactions in the allowance for the years ended December 31, 2003, 2002, and 2001 were as follows:

                                               2003          2002          2001
                                            ----------    ----------    ----------
Balance, January 1                          $3,945,593    $3,091,585    $2,500,724

Add:
    Recoveries                                 131,364        51,864        84,279
    Provision charged to current expense       763,113     1,020,000       990,000
                                            ----------    ----------    ----------
        Total                                4,840,070     4,163,449     3,575,003
Less: charge-offs                               79,265       217,856       483,418
                                            ----------    ----------    ----------

Balance, December 31                        $4,760,805    $3,945,593    $3,091,585
                                            ==========    ==========    ==========

Note E. Bank Premises and Equipment

Bank premises and equipment at cost as of December 31, 2003, and 2002 is as follows:

                                                          2003           2002
                                                      -----------    -----------

Land                                                  $   301,404    $   321,044
Bank premises                                           5,986,070      6,056,091
Leasehold improvements                                  4,199,028      3,272,691
Furniture and equipment                                 5,543,057      5,672,552
                                                      -----------    -----------
    Subtotal                                           16,029,559     15,322,378
Less: accumulated depreciation and amortization         5,741,832      6,542,196
                                                      -----------    -----------

    Total bank premises and equipment                 $10,287,727    $ 8,780,182
                                                      ===========    ===========

Note F. Employee Benefits

The Bank established a 401(k) Defined Contribution Plan ("the Plan"). All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of up to 14% of their compensation. The Plan requires that the Bank match 50% of an employee's contribution up to 3% of the participating employee's compensation. The Bank's 401(k) contribution for 2003, 2002, and 2001 amounted to $100,900, $85,925, and
$78,862.

The Bank has established an Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. Eligibility requirements for the ESOP remain the same as for the Defined Contribution Plan and include one year of continuous service, 1,000 hours, and attaining an age of 21. Eligible compensation is defined as gross wages less contributions to any qualified plans to the extent that these contributions are not includable in the gross income of the participant. Contributions to the ESOP are in the form of cash and made at the discretion of the Board of Directors. The ESOP uses this contribution to purchase shares of Smithtown Bancorp stock, which are then allocated to eligible participants. ESOP benefits are 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability, or separation from service and may be payable in cash or stock. The Bank reported a net expense of $160,000, $135,000, and $130,000 related to the ESOP for the years ended December 31, 2003, 2002, and 2001. During 2003, 2002, and 2001, the ESOP used the Bank's contribution to purchase 5,828, 4,512, and 8,160 shares of common stock at an average cost of $27.00, $20.00, and $15.93 per share. The 2003 contribution represents 3% of eligible compensation. As of December 31, 2003 and 2002, the ESOP held 129,128 and 135,258 allocated shares. There were no unallocated shares in the ESOP effective December 31, 2003 and 2002. ESOP shares are included in weighted average shares outstanding in the calculations of earnings per share.

The Bank of Smithtown sponsors post-retirement medical and life insurance plans for a closed group of prior employees. The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2003 and a statement of the funded status as of December 31 of both years:

                                                        Retiree Health Benefits
                                                           2003          2002
                                                        ---------     ---------
Reconciliation of benefit obligation
    Obligation at January 1                             $ 394,693     $ 434,499
    Interest cost                                          24,293        27,796
    Actuarial gain                                        (16,282)      (23,877)
    Benefit payments                                      (43,008)      (43,725)
                                                        ---------     ---------

        Obligation at December 31                       $ 359,696     $ 394,693
                                                        =========     =========

Reconciliation of fair value of plan assets
    Employer contributions                              $  43,008     $  43,725
    Benefit payments                                      (43,008)      (43,725)
                                                        ---------     ---------

        Fair value of plan assets at December 31        $      --     $      --
                                                        =========     =========

                                                                         2003          2002
                                                                      ---------     ---------
Funded status
    Funded status at December 31                                      $(359,696)    $(394,693)
    Unrecognized transition obligation                                  285,400       317,200
    Unrecognized (gain)                                                (116,526)     (104,130)
                                                                      ---------     ---------

        Net amount recognized, before additional minimum liability    $(190,822)    $(181,623)
                                                                      =========     =========

Projected Benefit Obligation

The following table provides the components of net periodic benefit cost for the plans for years 2003 and 2002:

                                                           Retiree Health Benefits
                                                        2003         2002        2001
                                                      --------     --------     -------
Interest cost                                         $ 24,293     $ 27,796     $33,794
Amortization of unrecognized transition obligation      31,800       31,800      31,800
Amortization of net (gain)                              (3,886)      (2,276)         --
                                                      --------     --------     -------

    Net periodic benefit cost                         $ 52,207     $ 57,320     $65,594
                                                      ========     ========     =======

The assumption used in the measurement of the Bancorp's benefit obligation are shown in the following table:

                                                      Retiree Health Benefits
                                                   2003        2002        2001
                                                   ----        ----        ----
Weighted average assumptions as of December 31
    Discount                                       6.00%       6.50%       6.75%
    Initial rate for health care costs             9.00%       9.50%      10.00%
    Ultimate rate for health care costs            6.00%       6.00%       6.00%
    Ultimate year of health care increase          2010        2010        2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                                1%            1%
                                                                             Increase      Decrease
                                                                             --------      --------
Effect on total of service and interest cost components net of periodic
  postretirement health care benefit cost                                     $  105       $  (101)
Effect on health care component of the accumulated postretirement
  benefit obligation                                                           1,494        (1,440)

Contributions

Since the plan holds no assets, the Bank of Smithtown expects to contribute $0 to its plan in 2004. However, the plan is expected to pay for benefits as detailed in the table below.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                Benefits
                                                --------

             2004                               $ 41,036
             2005                                 40,168
             2006                                 39,077
             2007                                 35,587
             2008                                 34,370
             Years 2009-2013                     144,028

Note G. Income Taxes

Federal and state income taxes payable as of December 31, 2003 and 2002 included in other assets are as follows:

                                                     2003                2002
                                                  ----------          ----------

Current                                           $  234,606          $  318,626
Deferred                                           1,607,570           1,116,852
                                                  ----------          ----------

    Total income taxes                            $1,842,176          $1,435,478
                                                  ==========          ==========

Provisions for current income taxes for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                    2003           2002          2001
                                                -----------     ----------    ----------
Federal:
    Current                                     $ 4,210,737     $3,063,980    $2,173,602
    Deferred                                       (184,856)       230,921       294,763
                                                -----------     ----------    ----------
        Total federal                             4,025,881      3,294,901     2,468,365
New York state:
    Current                                       1,314,289        977,261       837,975
    Deferred                                        (78,815)        54,786        69,291
                                                -----------     ----------    ----------
        Total New York state                      1,235,474      1,032,047       907,266
                                                -----------     ----------    ----------

            Total provision for income taxes    $ 5,261,355     $4,326,948    $3,375,631
                                                ===========     ==========    ==========

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                    ---------2003---------     ---------2002---------     ---------2001---------
                                        Tax         Pretax         Tax         Pretax         Tax         Pretax
                                       Amount       Income        Amount       Income        Amount       Income
                                       ------       ------        ------       ------        ------       ------
Federal statutory rate              $ 4,882,394     34.00%     $ 4,205,356     34.00%     $ 3,212,284     34.00%
Increase (reduction) of taxes
  resulting from:
    Tax exempt interest                (271,993)    (1.89)        (333,662)    (2.70)        (266,211)    (2.82)
    State income taxes net of
      federal income tax benefit        815,413      5.61          681,151      5.51          598,796      6.34
    Other                              (164,459)    (1.08)        (225,897)    (1.83)        (169,238)    (1.79)
                                    -----------     -----      -----------     -----      -----------     -----
        Total provision for
          income taxes              $ 5,261,355     36.64%     $ 4,326,948     34.98%     $ 3,375,631     35.73%
                                    ===========     =====      ===========     =====      ===========     =====

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $1,607,570 and $1,116,852 as of the end of 2003 and 2002.

The components of deferred tax assets and liabilities are as follows:

                                                                                                  Deferred
                                              Loan Loss                    SFAS        SFAS       Incentive
                                              Provision    Depreciation   No. 106     No. 115        Plan         Total
                                              ---------    ------------   -------     -------        ----         -----
December 31, 2003:
    Federal deferred tax asset (liability)    $1,482,721    $(212,666)    $59,312    $(246,265)    $155,510    $1,238,612
    New York state deferred
      tax asset (liability)                      357,936       18,651      13,503      (57,944)      36,812       368,958
                                              ----------    ---------     -------    ---------     --------    ----------

        Net deferred tax asset (liability)    $1,840,657    $(194,015)    $72,815    $(304,209)    $192,322    $1,607,570
                                              ==========    =========     =======    =========     ========    ==========

December 31, 2002:
    Federal deferred tax asset (liability)    $1,169,205    $ (33,377)    $58,252    $(430,065)    $105,941    $  869,956
    New York state deferred
      tax asset (liability)                      274,947       34,995      13,222     (101,191)      24,923       246,896
                                              ----------    ---------     -------    ---------     --------    ----------

        Net deferred tax asset (liability)    $1,444,152    $   1,618     $71,474    $(531,256)    $130,864    $1,116,852
                                              ==========    =========     =======    =========     ========    ==========

Note H. Deposits

At December 31, 2003 and 2002, time deposits in principal amounts of $100,000 or more were $55,177,025 and $38,053,598. Interest expense on such deposits for the years ended December 31, 2003, 2002, and 2001 was $1,508,018, $1,313,528, and
$1,767,403.

The following table sets forth the remaining maturities of the Bank's time deposits at December 31, 2003.

            2004                                        $ 76,410,868
            2005                                          30,658,847
            2006                                          16,352,170
            2007                                          18,262,531
            2008                                          10,749,656
                                                        ------------

                Total                                   $152,434,072
                                                        ============

Deposits due to major stockholders, officers, directors, and their affiliates aggregated $5,251,833 and $5,068,182 at December 31, 2003 and 2002 respectively.

Fair values of deposits were approximately $486,467,000 and $381,995,000 at December 31, 2003 and 2002.

Note I. Stockholders' Equity

The Banking Law of the State of New York and the Federal Reserve Board regulate the amount of cash dividends that may be paid without prior approval. Retained earnings available for cash dividends were $21,486,814 and $17,492,456 at December 31, 2003 and 2002.

During 1998, the Board of Directors approved a Stock Repurchase Plan authorizing the repurchase of Bancorp stock at market prices. Pursuant to the plan, the Bancorp has repurchased an adjusted equivalent of 73,261, 31,016 and 55,914 shares during 2003, 2002, and 2001 at a cost of $2,467,700, $813,795, and
$951,039.

Note J. Smithtown Bancorp (parent company only)

Smithtown Bancorp has one wholly owned subsidiary, Bank of Smithtown.

Balance Sheets
                                                      ----As of December 31,----
                                                          ------------------
                                                          2003           2002
                                                      -----------    -----------
ASSETS
    Cash and cash equivalents                         $   787,723    $   265,050
    Prepaid expense                                         6,100         60,851
    Investment in Bank of Smithtown                    49,846,175     33,899,144
                                                      -----------    -----------

        Total assets                                  $50,639,998    $34,225,045
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Cash dividends payable                            $   267,681    $   229,251
    Due to Bank of Smithtown                               57,234         51,508
    Interest payable                                      136,612             --
    Subordinated debt                                  11,000,000             --
                                                      -----------    -----------
        Total liabilities                              11,461,527        280,759

Stockholders' equity                                   39,178,471     33,944,286
                                                      -----------    -----------

    Total liabilities and stockholders' equity        $50,639,998    $34,225,045
                                                      ===========    ===========

Statements of Income

                                                                    -----------Year ended December 31,----------
                                                                               -----------------------
                                                                        2003            2002            2001
                                                                    ------------     -----------     -----------
Income
    Dividends from Bank of Smithtown                                $  2,383,175     $ 1,380,443     $ 1,955,480
Expenses                                                                 195,973          51,507          50,995
                                                                    ------------     -----------     -----------

Net income before equity in undistributed earnings of subsidiary       2,187,202       1,328,936       1,904,485

Equity in undistributed earnings of subsidiary                         6,911,424       6,712,811       4,167,778
                                                                    ------------     -----------     -----------

Net income                                                          $  9,098,626     $ 8,041,747     $ 6,072,263
                                                                    ============     ===========     ===========

Statements of Cash Flows

                                                                    -----------Year ended December 31,----------
                                                                               -----------------------
                                                                        2003            2002            2001
                                                                    ------------     -----------     -----------
Cash flows from operating activities:
    Net income                                                      $  9,098,626     $ 8,041,747     $ 6,072,263
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Equity in undistributed net earnings of subsidiary            (6,911,424)     (6,712,811)     (4,167,778)
        Change in other assets                                          (286,249)        (43,350)             --
        Change in other liabilities                                      140,565          34,007              --
                                                                    ------------     -----------     -----------
            Net cash provided by operating activities                  2,041,518       1,319,592       1,904,485

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                          11,000,000              --              --
    Dividends paid                                                    (1,044,745)       (891,296)       (793,902)
    Purchases of treasury stock                                       (2,467,700)       (813,795)       (951,039)
                                                                    ------------     -----------     -----------
        Net cash provided by (used in) financing activities            7,487,555      (1,705,091)     (1,744,941)

Cash flows from investing activities:
    Capital contribution to Bank subsidiary                           (9,006,400)             --              --
                                                                    ------------     -----------     -----------
        Net cash used in investing activities                         (9,006,400)             --              --

Net increase (decrease) in cash and cash equivalents                     522,673        (385,499)        159,544

Cash and cash equivalents, beginning of year                             265,050         650,549         491,005
                                                                    ------------     -----------     -----------

Cash and cash equivalents, end of year                              $    787,723     $   265,050     $   650,549
                                                                    ============     ===========     ===========

Note K. Commitments and Contingent Liabilities

As of December 31, 2003, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

            2004                                     $   351,602
            2005                                         302,371
            2006                                         263,861
            2007                                         245,234
            2008                                         222,370
            Subsequent to 2008                         1,329,482
                                                     -----------

                Total                                $ 2,714,920
                                                     ===========

A number of leases include escalation provisions relating to real estate taxes and expenses. Individual office rental expenses range from $1,000 to $7,000 per month with escalation provisions tied to the consumer price index or in some offices with a straight line annual increase ranging from 3% to 6%.

Rental expenses for all leases on premises and equipment amounted to $624,971 in 2003, $473,752 in 2002, and $394,463 in 2001.

The Bank is required to maintain reserve balances with the Federal Reserve Bank of New York for reserve and clearing purposes. The average amount of these reserve balances for the year ended December 31, 2003 was $846,624.

The Bank has agreements with certain executives which would become effective in the event of a change in control of the Bank's stock. The agreement provides, in essence, that the executive would continue to be employed for a period of five years from the date of the change in control in a position with duties and authority commensurate with the duties being performed and the authority being exercised by the executives immediately prior to the change in control. It provides that their compensation and benefits would be commensurate with those of other executives in similar positions at the Bank or in similar positions with the organization that has acquired control of the Bank. In any event, the executives' compensation and benefits would not be less than they were immediately prior to the change in control.

The agreement further provides that if the executives' employment were terminated by the Bank subsequent to a change in control, for any reason other than cause, disability, or death, the executives would continue to receive the same compensation and benefits they would have received had they remained employed for a period of five years. The agreement between the Bank and the Chief Executive Officer also provides that at any time within one year after the change in control, if the Chief Executive Officer elects to terminate his employment with the Bank for any reason, he will receive a lump sum severance allowance equivalent to three years compensation and benefits at the rate as payable to him immediately prior to the change in control.

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

Cash and Due From Banks, Federal Funds Sold, Dividend Payable, and Other Liabilities

Cash, due from banks, federal funds sold, dividend payable, and other liabilities because of their short-term nature have been valued at their respective carrying vales.

Securities

For securities held to maturity and available for sale, fair values are estimated based on quoted market prices or dealer quotes.

Loans

The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. The fair value of mortgage loans held for sale approximates cost based on current estimated disposition values.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable at the reporting date. The fair values of fixed maturity certificates of deposit are estimated using the rates currently offered for deposits of similar remaining maturities.

Other Borrowings

The fair values of other borrowings are estimated based on quoted market prices or dealer quotes.

Note N. Other Borrowings

Federal Home Loan Bank of New York

The Bank has available to it various lines of credit from the Federal Home Loan Bank of New York ("FHLBNY"). The borrowing limit at the FHLBNY is calculated on 25% of the Bank's total average assets and is subject to specific collateral requirements.

The Bank has multiple advances with the Federal Home Loan Bank (FHLB) with maturities through 2009 and rates ranging from 1.10% to 4.935% at December 31, 2003. Two $5 million advances with coupon rates of 4.69% and 4.935% maturing in 2011 and 2009 are callable in 2004. The remaining $21 million of FHLB advances are non-callable. Scheduled repayments and maturities of advances from the Federal Home Loan Bank are as follows:

                            Weighted
                          Average Rate
                              2003            2003               2002
                              ----            ----               ----

      Maturing in 2003          --%       $        --        $ 7,000,000
      Maturing in 2004        1.35         11,000,000         21,000,000
      Maturing in 2005        2.89          5,000,000          5,000,000
      Maturing in 2007        3.67          5,000,000          5,000,000
      Maturing in 2009        4.94          5,000,000                 --
      Maturing in 2011        4.69          5,000,000                 --
                                          -----------        -----------

                              3.09        $31,000,000        $38,000,000
                                          ===========        ===========

The borrowings are secured by securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). The maturity dates of these securities range from April 2005 to August 2031, with coupon interest rates paying between 8.50% and 3.13%. Total estimated fair value of the securities at December 31, 2003 was $22,275,576. These securities are held in safekeeping at the Federal Home Loan Bank of New York.

These borrowings were also secured by residential mortgages. The average maturity is approximately 20 years. The average interest rate is approximately 6.55%. Total estimated fair value of these residential mortgages at December 31, 2003 was approximately $68,110,000.

The average balance of other borrowings for 2003 was $40,992,000, and the maximum outstanding amount at any month end was $44,300,000.

The average balance of other borrowings for 2002 was $45,614,246, and the maximum outstanding amount at any month end was $49,000,000.

At December 31, 2003 and 2002, the estimated fair value of other borrowings approximated cost.

J.P. Morgan Chase

At December 31, 2003 and 2002, the amount borrowed against the Bank's $1,500,000 unsecured overnight line of credit from J.P. Morgan Chase was zero.

M&T Bank

At December 31, 2003 and 2002, the amount borrowed against the Bank's $5,000,000 and $4,000,000 unsecured overnight line of credit from M&T Bank was zero.

Note O. Financial Instruments With Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. At December 31, 2003, the Bank's total commitments to extend credit were $10,428,781 at fixed rates and $91,122,000 at variable rates. Fixed rate commitments have rates ranging from 5.375% to 18.00%. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 44 performance standby letters of credit totaling $9,213,430 as of December 31, 2003. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

Note P. Regulatory Matters

In January 1989, the Board of Governors of the Federal Reserve Bank issued guidelines for the implementation of risk -based capital requirements by U.S. Banks and Bank holding companies. These guidelines have been revised along with minimum leverage ratios also set by the Federal Reserve Bank. The Bancorp's capital remains extremely strong by all regulatory guidelines. The Bancorp's only activity is ownership of the Bank and, therefore, its capital, capital ratios, and minimum required levels of capital are materially the same as the Bank's. The following is a listing of the Bancorp's required and actual capital ratios.

As of December 31, 2003, the most recent notification from the corresponding regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                 For Capital           Prompt Corrective
                                           Actual             Adequacy Purposes        Action Provisions
                                           ------             -----------------        -----------------
                                     Amount      Ratio        Amount       Ratio       Amount      Ratio
                                     ------      -----        ------       -----       ------      -----
December 31, 2003
Total capital to risk-
  weighted assets
    Consolidated                    $54,814      11.87%      $36,939        8.0%      $46,174       10.0%
    Bank                             53,823      11.66        36,928        8.0        46,160       10.0
Tier 1 (core) capital to risk-
  weighted assets
    Consolidated                     49,646      10.75        18,469        4.0        27,704        6.0
    Bank                             48,655      10.54        18,464        4.0        27,696        6.0
Tier 1 (core) capital to
  average assets
    Consolidated                     49,646       9.09        21,858        4.0        27,322        5.0
    Bank                             48,655       8.86        21,962        4.0        27,452        5.0

December 31, 2002
Total capital to risk-
  weighted assets
    Consolidated                     37,346      10.64        28,071        8.0        35,089       10.0
    Bank                             37,076      10.56        28,077        8.0        35,096       10.0
Tier 1 (core) capital to risk-
  weighted assets
    Consolidated                     33,100       9.43        14,036        4.0        21,054        6.0
    Bank                             32,830       9.35        14,038        4.0        21,058        6.0
Tier 1 (core) capital to
  average assets
    Consolidated                     33,100       7.35        18,024        4.0        22,530        5.0
    Bank                             32,830       7.19        18,273        4.0        22,842        5.0

Note Q. Deferred Incentive Plan for Executive Officers and Directors

The Bank has adopted a nontax qualified retirement plan for certain executives and directors. While the Plan is to be funded from the general assets of the Bancorp, life insurance policies were acquired for the purpose of serving as the primary funding source. A participating executive and director may receive an annual award based upon the Bank's return on equity and earnings for each plan year. The award will be deferred into an account, and the award will be credited with interest at a rate based upon the growth rate of the stock for the plan year. The benefit may be paid in 180 equal monthly installments or a lump sum at normal retirement. If the participant attains the age of 55 and has completed 20 years of service, he may elect early retirement and may receive the balance in the deferral account on the early retirement date. In case of the participant's early termination prior to early retirement, the executive is entitled to receive a benefit equal to his or her vested portion of the deferral account balance on the termination date. In the event of the participant's termination of employment due to disability, the participant may request to receive a disability benefit equal to the deferral account balance at the date of termination. The deferred incentive plan has five executives and five director participants. Total contributions accrued under the Plan for the years 2003 and 2002 were $104,213 and $97,111. The Bank has a similar supplemental life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary. At December 31, 2003 and 2002, the combined value of these insurance policies was $16,288,124 and $10,890,822.

Note R. Quarterly Results of Operations (Unaudited)

                                                          --------Year Ended December 31, 2003-------
                                                                  ----------------------------
                                                           First       Second      Third       Fourth
  Thousands, Except Per Share Data)                       Quarter*    Quarter*    Quarter     Quarter
  ---------------------------------                       --------    --------    -------     -------
  Interest income                                          $6,917      $7,443      $7,612      $8,198
  Interest expense                                          1,846       1,888       1,835       2,122
                                                           ------      ------      ------      ------

  Net interest income                                       5,071       5,555       5,777       6,076
  Provision for loan losses                                    80         270         250         163
                                                           ------      ------      ------      ------

  Net interest income after provision for loan losses       4,991       5,285       5,527       5,913
  Other non-interest income                                   948       1,083       1,066         981
  Other operating expenses                                  2,828       2,831       2,809       2,966
                                                           ------      ------      ------      ------

  Income before income taxes                                3,111       3,537       3,784       3,928
  Provision for income taxes                                1,122       1,304       1,374       1,462
                                                           ------      ------      ------      ------

  Net income                                               $1,989      $2,233      $2,410      $2,466
                                                           ======      ======      ======      ======

  Earnings per share                                       $ 0.66      $ 0.74      $ 0.80      $ 0.82

  * Certain reclassifications have been made as discussed in Note A resulting in a decrease in interest income of $83,000 for the first quarter and an increase in interest income of $130,000 for the second quarter. Other non-interest income decreased by $291,000 and $554,000 for the first and second quarters, and other operating expenses decreased by $374,000 and $424,000 for the first and second quarters.

                                                          --------Year Ended December 31, 2002-------
                                                                  ----------------------------
                                                           First       Second      Third       Fourth
  Thousands, Except Per Share Data)                       Quarter*    Quarter*    Quarter     Quarter
  ---------------------------------                       --------    --------    -------     -------
  Interest income                                          $6,478      $6,761      $7,105      $7,215
  Interest expense                                          1,751       1,780       1,915       1,964
                                                           ------      ------      ------      ------

  Net interest income                                       4,727       4,981       5,190       5,251
  Provision for loan losses                                   210         250         330         230
                                                           ------      ------      ------      ------

  Net interest income after provision for loan losses       4,517       4,731       4,860       5,021
  Other non-interest income                                   962       1,102       1,014         972
  Other operating expenses                                  2,522       2,660       2,929       2,699
                                                           ------      ------      ------      ------

  Income before income taxes                                2,957       3,173       2,945       3,294
  Provision for income taxes                                1,059       1,109       1,005       1,154
                                                           ------      ------      ------      ------

  Net income                                               $1,898      $2,064      $1,940      $2,140
                                                           ======      ======      ======      ======

  Earnings per share                                       $ 0.62      $ 0.67      $ 0.63      $ 0.70

  * Certain reclassifications have been made as discussed in Note A resulting in increases in interest income of $88,000, decreases in other non-interest income of $354,000 and decreases in other operating expenses of $266,000 for the first, second and third quarters.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

See Form 8-K filed on September 3, 2003.

Item 9a: Controls and Procedures

The Bancorp has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Bancorp's Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Bancorp's system of internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

                                    Part III

Item 10: Directors and Executive Officers

Pages 2 through 4, inclusive, and pages 10 through 14 of the Registrant's Proxy Statement dated March 16, 2004 are incorporated herein by reference.

Code of Ethics. During 2003, the Bancorp approved a written code of ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The code of ethics applies to all of the Bancorp's directors, officers, and employees. A copy of the Bancorp's code of ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K.

Item 11: Executive Compensation

Page 13 of the Registrant's Proxy Statement dated March 16, 2004 are incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Pages 10 through 11, inclusive, of the Registrant's Proxy Statement dated March 16, 2004 are incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Page 14 of the Registrant's Proxy Statement dated March 16, 2004 is incorporated herein by reference.

Page 35 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2003.

Item 14: Principal Accounting Fees and Services

Pages 7 through 8 inclusive, of the Registrant's Proxy Statement dated March 16, 2004 are incorporated herein by reference.

Part IV

Item 15: Exhibits, Financial Statements Schedules, and Reports on Form 8-K

                                INDEX OF EXHIBITS

  Exhibit No.     Description
  -----------     -----------

      3a          Articles of Incorporation*

      3b          By-Laws*

      4           By-Laws Page Nos. 2, 11, 12, 13, 14
                  Articles of Incorporation Page No. 2*

      9           No voting trust agreements*

      10          No material contracts

      13          Annual Report to Shareholders for the year ended December 31,
                  2003

      14          Code of ethics

      16          Reference to Item 8 in 10-K

      18          No change in accounting principles

      19          Reference to Page 1 in 10-K

      21          Bank of Smithtown
                  Smithtown, New York 11787

      24          None

      31 Certifications required under section 302 of the Sarbanes-Oxley Act of 2002

      32 Certifications required under section 906 of the Sarbanes-Oxley Act of 2002

      99 Independent Auditor's Report filed on Form 10-K for the year ended December 31, 2002

* Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on June 6, 1984.

      Reports on Form 8-K.

      (i)   Current Report on Form 8-K (Items 12 and 7), filed on November 5,
            2003.

      (ii)  Current Report on Form 8-K (Item 12), filed on December 12, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        SMITHTOWN BANCORP, INC.
                                        ----------------------------------------
                                        Registrant


   Date: 3/5/04                         /s/ BRADLEY E. ROCK
                                        ----------------------------------------
                                        Bradley E. Rock, Chairman, President
                                          and Chief Executive Officer


   Date: 3/5/04                         /s/ ANITA M. FLOREK
                                        ----------------------------------------
                                        Anita M. Florek, Treasurer and Chief
                                          Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ BRADLEY E. ROCK                  Date 3/5/04
   ---------------------------------
   Bradley E. Rock, Chairman,
     President and Chief Executive
     Officer


   /s/ AUGUSTA KEMPER                   Date 3/5/04
   ---------------------------------
   Augusta Kemper, Director


   /s/ PATRICK A. GIVEN                 Date 3/5/04
   ---------------------------------
   Patrick A. Given, Director


   /S/ MANNY SCHWARTZ                   Date 3/5/04
   ---------------------------------
   Manny Schwartz, Director


   /s/ EDITH HODGKINSON                 Date 3/5/04
   ---------------------------------
   Edith Hodgkinson, Director


   /s/ BARRY M. SEIGERMAN               Date 3/5/04
   ---------------------------------
   Barry M. Seigerman, Director


   /s/ ROBERT W. SCHERDEL               Date 3/5/04
   ---------------------------------
   Robert W. Scherdel, Director


   /s/ PATRICIA C. DELANEY              Date 3/5/04
   ---------------------------------
   Patricia C. Delaney, Director


   /s/ SANFORD C. SCHEMAN               Date 3/5/04
   ---------------------------------
   Sanford C. Scheman, Director