Form 10-Q
period 2004-01-31
SMITHTOWN BANCORP INC
filed 2004-05-06
CIK 747345

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,970,949 Shares of Common Stock ($.01 Par Value) Outstanding as of April 30, 2004.

SMITHTOWN BANCORP

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2004 and 2003

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 – January 31, 2004	955	42.45	(1)	(1)
February 1, 2004 – February 28, 2004	778	50.12
March 1, 2004 – March 31, 2004	1,555	58.50

Total	3,288	51.85

(1)	During 1998, the Board of Directors approved a Stock Repurchase Plan authorizing the repurchase of Bancorp stock at market prices.

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

(1)	Exhibits

Exhibit Number Referred to in Item 601 of Regulation S-K	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(2)	Report Form 8-K

Results of Operations and Financial Condition – Filed January 22, 2004 – Incorporated by Reference
Results of Operations and Financial Condition – Filed March 4, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosures – Filed April 1, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosure –Filed April 7, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed April 15, 2004 – Incorporated by Reference
Results of Operations and Financial Condition –Filed April 23, 2004 – Incorporated by Reference

Signatures

SMITHTOWN BANCORP

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$11,793	$9,383
Federal funds sold	35,583	5,382

Total cash and cash equivalents	47,376	14,765
Investment securities:
Investment securities held to maturity
Mortgage - backed securities	255	293
Obligations of state and political subdivisions	1,625	1,700

Total investment securities held to maturity (Estimated fair value $1,964 in 2004 and $2,091 in 2003)	1,880	1,993

Investment securities available for sale
Obligations of U.S. government agencies	16,243	25,094
Mortgage - backed securities	7,206	8,120
Obligations of state and political subdivisions	17,418	17,746
Other securities	4,341	6,324

Total investment securities available for sale (at estimated fair value)	45,208	57,284

Total investment securities	47,088	59,277

Restricted securities	2,712	2,162

Loans	493,901	459,678
Less: unearned discount	37	47
allowance for loan losses	4,763	4,761

Loans, net	489,101	454,870
Bank premises and equipment	10,340	10,288

Other assets
Cash surrender value - bank owned life insurance	16,439	16,288
Other	7,569	7,435

Total assets	$620,625	$565,085

Liabilities
Deposits:
Demand (non-interest bearing)	85,547	$85,604
Money market	172,432	150,584
NOW	42,803	41,817
Savings	50,318	50,892
Time	172,233	152,434

Total deposits	523,333	481,331
Dividend payable	297	268
Federal Home Loan Bank advances	42,000	31,000
Subordinated debt	11,000	11,000
Other liabilities	2,984	2,308

Total liabilities	579,614	525,907

Stockholders’ Equity
Common Stock - $1.25 par value (7,000,000 shares authorized; 3,583,640 shares issued)	4,480	4,480
Retained earnings	45,488	43,656
Accumulated other comprehensive income	591	420

Total	50,559	48,556
Less: treasury stock (612,691 and 609,403 shares at cost)	9,548	9,378

Total stockholders’ equity	41,011	39,178
Total liabilities and stockholders’ equity	$620,625	$565,085

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2004	2003
Interest Income
Interest on loans	$7,754	$6,209
Interest on federal funds sold	49	24
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government agencies	154	93
Mortgage - backed securities	86	187
Other securities	79	126

Subtotal	319	406
Exempt from federal income taxes
Obligations of state & political subdivisions	191	248
Other interest income	21	29

Total interest income	8,334	6,916

Interest Expense
Money market accounts (including savings)	610	477
Time deposits $100,000 and over	496	376
Other time deposits	884	637
Other borrowings	489	356

Total interest expense	2,479	1,846

Net interest income	5,855	5,070
Provision for loan losses	—	80

Net interest income after provision for loan losses	5,855	4,990

Other Non - Interest Income
Trust department income	110	101
Service charges on deposit accounts	426	455
Other income	388	382
Net gain on sales of investment securities	94	10

Total other non - interest income	1,018	948

Other Operating Expenses
Salaries	1,776	1,183
Pension and other employee benefits	335	333
Net occupancy expense of bank premises	414	377
Furniture and equipment expense	284	249
Other operating expense	721	685

Total other operating expense	3,530	2,827

Income before income taxes	3,343	3,111
Provision for income taxes	1,213	1,122

Net Income	$2,130	$1,989

Earnings per share
Net income	$0.72	$0.66
Cash dividends declared	$0.10	$0.09
Weighted average shares outstanding	2,970,949	3,034,488
Comprehensive income	$1,706	$2,030

SMITHTOWN BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 12/31/2002	3,047	$4,480	$0	$35,641	$(6,910)	$734	$33,945
Comprehensive income:
Net income				1,989			1,989
Other comprehensive income, net of tax						24	24

Total comprehensive income							2,013
Cash dividends declared				(272)			(272)
Treasury stock purchases	(24)				(663)		(663)

Balance at 3/31/2003	3,023	4,480	0	37,358	(7,573)	758	35,023

Balance at 12/31/2003	2,974	$4,480	$—	$43,656	$(9,378)	$420	$39,178
Comprehensive income:
Net income				2,130			2,130
Other comprehensive income, net of tax						171	171

Total comprehensive income							2,301
Cash dividends declared				(298)			(298)
Treasury stock purchases	(3)				(170)		(170)

Balance at 3/31/2004	2,971	$4,480	$—	$45,488	$(9,548)	$591	$41,011

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31
	2004	2003
Cash flows from operating activities
Net income	$2,130	$1,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	163	154
Provision for possible loan losses	0	80
Net gain on sale of investment securities	(94)	(10)
Amortization of transition obligation	(1)	(1)
Increase in interest payable	133	107
Increase (decrease) in miscellaneous payables and accrued expenses	(48)	91
Increase in fees and commissions receivable	0	(10)
Increase in interest receivable	(1)	(209)
Increase in prepaid expenses	(559)	(634)
(Increase) decrease in miscellaneous receivables	(409)	414
Decrease in income taxes receivable	832	935
Increase (decrease) in deferred taxes	62	(49)
Decrease in accumulated post retirement benefit obligation	2	3
Amortization of investment security premiums and accretion of discounts	(83)	41
Net gain on investment in SMTB Financial Group, LLC	(20)	(17)

Cash provided by operating activities	2,107	2,884

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	907	2,153
Proceeds from calls, repayments and maturities of held to maturity	38	84
Investment securities:
Proceeds from calls, repayments, maturities and sales of available for sale	14,358	2,694
Proceeds from calls, repayments and maturities of held to maturity	75	0
Purchase of other investment securities:
Held to maturity	0	(40)
Available for sale	(2,841)	(419)
Loans made to customers, net	(34,231)	(5,509)
Purchase of premises and equipment	(215)	(737)
Increase in cash surrender value of officers’ life insurance policies	(151)	(122)

Cash used in investing activities	(22,060)	(1,896)

Cash flows from financing activities
Net increase in demand deposits, NOW and savings accounts	22,203	17,296
Net increase in time accounts	19,799	1,163
Cash dividends paid	(268)	(229)
Net increase in advances from Federal Home Loan Bank	11,000	0
Purchase of treasury stock	(170)	(663)

Cash provided by financing activities	52,564	17,567

Net increase in cash and due from banks	32,611	18,555
Cash and cash equivalents, beginning of period	14,765	10,692

Cash and cash equivalents, end of period	$47,376	$29,247

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$2,347	$1,739
Income taxes	491	224
Schedule of noncash investing activities
Unrealized gain on securities available for sale	294	41

Notes to Consolidated Financial Statements - Unaudited

(in thousands, except share and per share data)

Note 1 - Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp (the “Company”) and its wholly-owned subsidiary, Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2003 consolidated balance sheet was derived from the Company’s December 31, 2003 audited consolidated financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position and its results of operations for the periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Certain reclassifications related to direct loan origination fees and costs have been made to the prior year’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 – Subordinated Debt

In September 2003, the Company formed a statutory trust organized under the laws of the State of Delaware, known as Smithtown Bancorp Capital Trust I (the “Trust”). The Trust issued $11,000 of Floating Rate Capital Securities due October 8, 2033 (“capital securities”). The capital securities bear interest at 3-month LIBOR plus 2.99%. The interest rate adjusts quarterly. Interest is payable quarterly. The capital securities provide for an interest deferral on a cumulative basis at the option of the Company for up to 20 consecutive quarters. The Company may not declare or pay dividends or distributions on capital stock or redeem or purchase any of its capital stock during an interest deferral period. The Company has the right to redeem the capital securities, in whole or in part, at a premium declining ratably to par on October 8, 2008.

Note 3 - Earnings Per Common Share

Earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. The Company has no potentially diluted securities.

Note 4 – Employee Benefits

During 2004, the Bank continues to fund a 401(k) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. First quarter costs during 2004 and 2003 for these two plans were $29 and $45 and $24 and $40. It is expected that the Company’s costs for the two plans for the twelve months ending December 31, 2004 will be approximately $120 and $180, respectively. Bank of Smithtown also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the quarters ended March 31, 2004 and 2003 were $7, $8, and $1 for both periods. Since the plan holds no assets, the Bank did not contribute and expects to contribute $0 to its plan in 2003 and 2004.

Item 2. Management’s Discussion and Analysis of Financial Plan and Results of Operation

(in thousands, except share and per share data)

This report may contain certain certain forward –looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words “believe,” “expect,” “anticipate,” “project,” “estimate,” “will be,” “will continue,” “will likely result,” or similar expressions. The Bancorp’s ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Bancorp and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Bancorp’s operations, pricing, products, and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Bancorp’s performance.

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

The balance sheet for the first quarter of 2004 underwent significant changes in asset and liability allocations. Total assets increased from $565,085 at December 31, 2003 to $620,625 at March 31, 2004, an increase of 9.8%. As in prior quarters, one of the largest areas of growth was in the loan portfolio which grew from $459,678 at year end 2003 to $493,901 at the end of the first quarter, an increase of 7.4%. The composition of the loan portfolio remained stable from December 31, 2003 to March 31, 2004, with real estate loans and commercial loans comprising 91.4% and 8.0% of the portfolio, as compared to 91.1% and 8.5%, respectively. Within the real estate portfolio, loans for commercial properties and construction and land loans comprise 59.3% and 19.0%, respectively. The allowance for loan losses account remained consistent at March 31 and December 31 due to a minimal amount of charge-offs and recoveries. There was no provision for loan losses taken during the first quarter of 2004 due to management’s evaluation of the allowance account. Although there was $706 in non-accrual loans at March 31, 2004, the allowance account remains at a level that management believes to be adequate to provide coverage against potential losses in the portfolio. Investment securities decreased from December 31, 2003 to March 31, 2004 from $59,277 to $47,088, a decrease of $12,189 or 20.6%. This decrease was primarily the result of called agency securities. The Company also sold an agency security and recognized $94 in gains on this sale. Management’s intent still remains to hold most investment securities to maturity. The funds received from the call of agency securities was re-channeled into the loan portfolio rather than reinvested into securities in order to achieve a higher yield. The volume of restricted securities increased by $550 from December 31, 2003 to March 31, 2004. This was a result of increased Federal Home Loan Bank borrowings which require increased holdings of Federal Home Loan Bank stock. The volume of federal funds sold at March 31, 2004 was $35,583 as compared to $5,382 at December 31, 2003, representing a 561.1% increase. This was the result of deposit growth outpacing loan closings during the first quarter. As loan demand remains very strong, these federal funds sold will be channeled into higher yielding loans during the second quarter. The liability side of the balance sheet also saw significant changes during the first quarter of 2004. Deposits increased from $481,331 at December 31, 2003 to $523,333 at March 31, 2004, an increase of $42,002 or 8.7% growth. The largest area of this growth was in money market accounts which increased by 14.5%. Time deposits also experienced large growth of $19,799 or 13.0%. The amount of Federal Home Loan Bank borrowings increased from $31,000 at year end 2003 to $42,000 at March 31, 2004. These low cost borrowings helped provide temporary funding for loans during the early part of the first quarter, and also help the bank maintain its net interest margin. Stockholders’ equity increased from December 31, 2003 to March 31, 2004 by $1,833 or 4.7% as a result of net income of $2,130, dividend payment of $297, an increase in comprehensive income of $171, and an increase in treasury stock of $170.

During the first quarter of 2004, the Bancorp repurchased 3,288 shares at a cost of $170. Net income for the first three months of 2004 was $2,130 as compared to $1,989 for the same period in 2003. This represents an increase of 7.1%. The primary contributor to this increased income is interest on loans, which rose by 24.9%. The average yield on loans during first quarter 2004 was 6.5% as compared to 7.0% during the same period in 2003. Interest on federal funds sold increased by 104.2% due to the large average volume during first quarter 2004. The yield on these funds was .9% as compared to 1.2% in 2003. Interest income on investment securities decreased over the same time period in 2003 by $144 or 22.0%. The yield on these securities at March 31, 2004 and 2003 was 5.2% and 5.8%, respectively. As the growth rate of deposits was so strong during the first quarter of 2004 as compared to the same period in 2003, the expense for these deposits also increased by $633 or 34.3%, primarily in the time deposit category. The bank’s cost of funds for the first quarter of 2004 was 2.07% as compared to 2.1% for the same period in 2003. Net interest income, the primary driver of net income, increased by 15.5% this quarter over the first quarter of 2003. This increase was the result of significantly increased loan income in combination with reduced investment income and increased interest expense. Other non-interest income grew by 7.4% and non-interest expense increased by 24.9%. Due to the increased level of income during this first quarter of 2004, earnings per share were $.72 as compared to $.66 during first quarter 2003, an increase of 9.1%.

Investment securities at March 31, 2004 totaled $47,088 as compared to $59,277 at December 31, 2003, a decrease of 20.6%. As interest rates remained low during 2004, principal payment reductions on mortgage backed securities continued to flow into the bank. Proceeds from matured investment securities were rechanneled into higher yielding loan originations. The majority of investment securities remain in the available for sale portfolio, which represents 96.0% of total investments. This provides maximum liquidity for the bank, as these securities may be sold, if necessary. Agency securities, mortgage backed securities and obligations of state and political subdivisions now represent 34.5%, 15.8% and 40.4%, respectively of the total portfolio at March 31, 2004. The overall yield on these securities is 5.2% at March 31, 2004 as compared to 5.8% at December 31, 2003.

Loan balances at March 31, 2004 were $493,901 as compared to $459,678 at December 31, 2003, an increase of 7.4%. Growth was primarily in the commercial real estate portfolio, which grew by 3.3%. Loans represent 94.4% of deposits at first quarter end 2004 as compared to 95.5% at year end 2003. Average yield on this loan portfolio was 6.5% as compared to 7.0% at year end 2003. The allowance for loan loss account at March 31, 2004 was $4,763 as compared to $4,761 at December 31, 2003. The change in the allowance account was the result of $7 in recoveries and $5 in charge-offs. Based on the continued high quality of the loan portfolio and the low level of nonperforming assets, management feels the allowance account provides adequate coverage for potential losses. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio.

Quarter end deposits at March 31, 2004 were $523,333 as compared to $481,331 at December 31, 2003. This represents an 8.7% increase, primarily in the money market and time deposit categories. Money market accounts saw an increase of 14.5% over year end balances, and time deposits rose by 13.0%. Deposits remain the bank’s primary source of funding, but borrowings also serve to increase this funding. During the first quarter of 2004 the cost of borrowings through the Federal Home Loan Bank was low and therefore the bank took advantage of the opportunity to borrow additional funds at costs lower than the expense of normal deposit accounts. The average cost for these borrowings during first quarter was 3.7%.

The Company and Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets (“Total Risk Adjusted Capital”) of 8%, including Tier I capital to total risk weighted assets (“Tier I Capital”) of 4% and a Tier I capital to average total assets (“Leverage Ratio”) of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

As of March 31, 2004, the Bank is considered to be well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital ratio of at least 10%, a Tier I Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. As of March 31, 2004, the bank’s ratios were 11.6%,

11

10.5% and 8.7%, respectively. There are no conditions or events since such notifications that management believes have changed this classification. However, due to the recent issuance of FIN 46, there can be no assurance that the Federal Reserve will continue to allow institutions to include Trust Preferred Securities in Tier I Capital. The bank’s return on average equity and return on average assets for the first three months of 2004 was 24.2% and 1.7%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

Interest income for the three months ended March 31, 2004 and 2003 was $8,334 and $6,916, respectively. The largest contributor to interest income is interest on loans and it represents 93.0% of total interest income at March 31, 2004 as compared to 89.8% at March 31, 2003. The yield on the loan portfolio was 6.5% and 7.0% for the periods ended March 2004 and March 2003, respectively. The next largest contributor to interest income is the investment portfolio, which now represents 6.1% of total interest income as compared to 9.5% at March 31, 2003. This reduced income has been the result of the continued low interest rate environment in combination with the reduced volume of investment securities. Average yield on the securities portfolio was 5.2% for the period ending March 31, 2004 as compared to 5.8% for the same period at March 31, 2003. The final contributor to interest income is the interest on federal funds sold, and it increased by 104.2% during first quarter 2004, due in majority to the higher volume of funds sold. Yield on these funds was .9% in 2004 as compared to 1.2% in the same period in 2003.

Interest expense for the first quarter of 2004 was $2,479 as compared to $1,846 in the same period of 2003. Interest expense incurred by the bank is the combination of expense for deposit accounts and borrowings. As both of these volumes increased during the first quarter of 2004, the total expense also increased. The bank’s overall cost of funds for the first quarter of 2004 was 2.07% as compared to 2.11% for the first quarter of 2003.

Net interest income remains the largest contributor to net income and currently comprises 85.2% of total income. Net interest income increased from $5,070 in the first quarter of 2003 to $5,855 in the first quarter of 2004, resulting from a larger volume of interest earning assets than interest bearing liabilities. The result of these changes in balance sheet composition and interest rates was an interest margin of 4.4% in 2004 as compared to 5.0% in 2003. Although the bank has felt the pressures of this low interest rate environment, margin still remains strong as compared to peer groups.

Other operating income increased from $948 to $1,018 or 7.4% over the comparable period in 2003 and 2004. This increase in non-interest income was primarily the result of an increase in the gains on the sales of investment securities. Service charge income on deposit accounts decreased by 6.4% for the period ending March 31, 2004 as compared to the same period in 2003 due to the increased number of free checking accounts opened this year. Trust department income increased by 8.9% for the first quarter of 2004 over the comparable period in 2003 due to the increased market value of assets under management as well as an increased volume of these assets. Other income represents miscellaneous categories of non-interest income and it increased by 1.6%. Other operating expenses increased by 24.9%, primarily the result of increased salary and benefit expense. These expenses increased by 50.1% during the period ended March 31, 2004 as compared to the same period ended March 31, 2003. Salary expense has increased due to the increased needs for staff resulting from the high growth rate of the bank over the past years. The demand for increased retail staff in a larger branch network has correspondingly increased the demand for back office support. There has also been an increase in the human resource department as well as in the business development area, all placing higher demands on salary and benefit expense. Net occupancy expense has increased by 9.8% due to increased lease payments on new branch properties and depreciation expenses attributed to the construction costs of the new branches as well as leasehold and building improvements. Other expenses increased by 5.3%, reflective of the increased changes in overhead and operating expenses for this increased asset and deposit base.

Liquidity and Commitments

Liquidity provides the source of funds for anticipated and unanticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity includes deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities.

At March 31, 2004, the total approved loan origination commitments outstanding amounted to $69,750 of which unused lines of credit were $2,113. Outstanding letters of credit totaled $8,873. Certificates of deposit scheduled to mature in one year or less at March 31, 2004 totaled $54,554.

The Company’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of New York for short or long term purposes under a variety of programs. The Bank also has various funding arrangements with commercial and investment banks providing up to $6,000,000 of unsecured funding sources in the form of Federal funds lines and repurchase agreements based on available collateral. Unused capacity under these unsecured lines was $6,000,000 at March 31, 2004. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit outflows.

Impact of Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Subsequent Events

As of April 5, 2004 the bank changed its listing from the over the counter electronic bulletin board to Nasdaq. This will provide additional exposure for the bank and availability of shares to a wider group of investors. The bank also declared its fourth stock split since 1998 on April 7, 2004. The split will become effective on May 7, 2004 to shareholders of record as of April 23, 2004. On April 14, 2004 the bank announced that it had entered into an agreement to purchase the Siegerman Mulvey insurance agency. This acquisition will provide a synergy between two financial service organizations and it is management’s expectation that the purchase will result in additional earnings to the corporation after the transaction closes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2004, management believes that there has been no material change in market risk from December 31, 2003.

Item 4 – Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

May 6, 2004

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

May 6, 2004
/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and
Treasurer

15