Form 10-Q/A
period 2004-03-31
SMITHTOWN BANCORP INC
filed 2004-05-10
CIK 747345

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

This amendment to the Form 10-Q originally filed on May 6, 2004, for the quarter ended March 31, 2004, amends the Unaudited Consolidated Statements of Income, to correct a typographical error in comprehensive income for the three month period ended March 31, 2004. The entire page of the Unaudited Consolidated Statements of Income follows.

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2004	2003
Interest Income
Interest on loans	$7,754	$6,209
Interest on federal funds sold	49	24
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government agencies	154	93
Mortgage - backed securities	86	187
Other securities	79	126

Subtotal	319	406
Exempt from federal income taxes
Obligations of state & political subdivisions	191	248
Other interest income	21	29

Total interest income	8,334	6,916

Interest Expense
Money market accounts (including savings)	610	477
Time deposits $100,000 and over	496	376
Other time deposits	884	637
Other borrowings	489	356

Total interest expense	2,479	1,846

Net interest income	5,855	5,070
Provision for loan losses	—	80

Net interest income after provision for loan losses	5,855	4,990

Other Non - Interest Income
Trust department income	110	101
Service charges on deposit accounts	426	455
Other income	388	382
Net gain on sales of investment securities	94	10

Total other non - interest income	1,018	948

Other Operating Expenses
Salaries	1,776	1,183
Pension and other employee benefits	335	333
Net occupancy expense of bank premises	414	377
Furniture and equipment expense	284	249
Other operating expense	721	685

Total other operating expense	3,530	2,827

Income before income taxes	3,343	3,111
Provision for income taxes	1,213	1,122

Net Income	$2,130	$1,989

Earnings per share
Net income	$0.72	$0.66
Cash dividends declared	$0.10	$0.09
Weighted average shares outstanding	2,970,949	3,034,488
Comprehensive income	$2,301	$2,013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP

May 7, 2004

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

May 7, 2004
/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and
Treasurer