Form 10-Q
period 2004-06-30
SMITHTOWN BANCORP INC
filed 2004-08-06
CIK 747345

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,937,898 Shares of Common Stock ($.01 Par Value) Outstanding as of August 3, 2004.

SMITHTOWN BANCORP

Item 2.	Change in Securities and Use of Proceeds – Not Applicable

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares(or Units) That May Yet Be Purchased Under or the Plans Programs
April 1,2004 – April 30,2004	0	0	(1)	(1)
May 1,2004 – May 31,2004	4,000	32.05
June 1,2004 – June 30,2004	0	0

Total	4,000	32.05

(1) During 1998, the Board of Directors approved a Stock Repurchase Plan authorizing the repurchase of Bancorp stock at market prices

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders April 20, 2004

(1)    The election of 3 directors to serve a term of three years.

(2)    To consider and vote upon a proposal to amend the Bancorp’s Certificate of Incorporation in order to change the number of authorized Common Shares from 7,000,000 shares, par value $1.25, to 15,000,000 shares, par value $.01.

(3)    To transact such other business as may properly come before the meeting or any adjournment thereof.

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

(2) Report Form 8-K

Results of Operations and Financial Condition – Filed January 22, 2004 – Incorporated by Reference
Results of Operations and Financial Condition – Filed March 4, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosures – Filed April 1, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosure –Filed April 7, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed April 15, 2004 – Incorporated by Reference
Results of Operations and Financial Condition –Filed April 23, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed May 5, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed May 17, 2004– Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed May 26, 2004 Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed June 14, 2004 – Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed June 24, 2004 – Incorporated by Reference
Results of Operations and Financial Condition – Filed July 27,2004 – Incorporated by Reference

SMITHTOWN BANCORP

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$10,279	$9,383
Federal funds sold	11,617	5,382

Total cash and cash equivalents	21,896	14,765
Investment securities:
Investment securities held to maturity
Mortgage - backed securities	219	293
Obligations of state and political subdivisions	1,498	1,700

Total investment securities held to maturity (Estimated fair value $1,788 in 2004 and $2,091 in 2003)	1,717	1,993

Investment securities available for sale
Obligations of U.S. government agencies	29,676	25,094
Mortgage - backed securities	6,205	8,120
Obligations of state and political subdivisions	15,839	17,746
Other securities	3,091	6,324

Total investment securities available for sale	54,811	57,284

Total investment securities	56,528	59,277
Restricted securities	2,719	2,162
Loans, net of unearned discount	521,131	459,631
Less: reserve for loan losses	4,558	4,761

Loans, net	516,573	454,870
Bank premises and equipment	10,583	10,288

Other assets
Cash surrender value - bank owned life insurance	16,612	16,288
Other	8,569	7,435

Total assets	$633,480	$565,085

Liabilities
Deposits:
Demand (non-interest bearing)	$96,815	$85,604
Money market	179,401	150,584
NOW	38,156	41,817
Savings	51,984	50,892
Time	168,924	152,434

Total deposits	535,280	481,331
Dividend payable	298	268
Federal Home Loan Bank Advances	42,000	31,000
Subordinated debt	11,000	11,000
Other liabilities	2,551	2,308

Total liabilities	591,129	525,907
Stockholders’ Equity
Common Stock - $.01 par value (15,000,000 shares authorized; 7,167,280 shares issued)	72	4,480
Surplus	4,408	—
Retained earnings	47,769	43,656
Accumulated other comprehensive income/(loss)	(221)	420

Total	52,028	48,556
Less: treasury stock (1,229,382 and 1,218,806 shares at cost at June 30, 2004 and December 31, 2003, respectively)	9,677	9,378
Total stockholders’ equity	42,351	39,178

Total liabilities and stockholders’ equity	$633,480	$565,085

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,
	2004	2003
Interest income
Interest and fees on loans	$8,263	$6,722
Interest on federal funds sold	43	33
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government agencies	247	176
Mortgage - backed securities	73	156
Other securities	57	122

Subtotal	377	454
Exempt from federal income taxes:
Obligations of state & political subdivisions	179	206
Other interest income	15	28

Total interest income	8,877	7,443

Interest expense
Money market accounts (including savings)	646	515
Certificates of deposit of $100,000 and over	548	361
Other time deposits	886	655
Other borrowings	369	357

Total interest expense	2,449	1,888

Net interest income	6,428	5,555
Provision for loan losses	—	270

Net interest income after provision for loan losses	6,428	5,285

Other non - interest income
Trust department income	98	125
Service charges on deposit accounts	487	482
Other income	340	470
Net gain on sales of investment securities	194	6

Total other non - interest income	1,119	1,083

Other operating expenses
Compensation expense	1,586	1,217
Pension and other employee benefits	437	332
Net occupancy expense of bank premises	403	369
Furniture and equipment expense	287	275
Other expense	782	638

Total other operating expenses	3,495	2,831

Income before income taxes	4,052	3,537
Provision for income taxes	1,474	1,304

Net income	$2,578	$2,233

Basic and diluted earnings per share	$0.43	$0.37
Cash dividends declared	$0.050	$0.045
Weighted average shares outstanding	5,940,024	6,040,918
Comprehensive income	$1,766	$2,457

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Six Months Ended June 30,
	2004	2003
Interest income
Interest and fees on loans	$16,017	$12,931
Interest on federal funds sold	92	57
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government agencies	401	270
Mortgage - backed securities	159	343
Other securities	136	248

Subtotal	696	861
Exempt from federal income taxes:
Obligations of state & political subdivisions	370	454
Other interest income	36	56

Total interest income	17,211	14,359

Interest expense
Money market accounts (including savings)	1,256	992
Certificates of deposit of $100,000 and over	1,044	737
Other time deposits	1,770	1,293
Other borrowings	858	712

Total interest expense	4,928	3,734

Net interest income	12,283	10,625
Provision for loan losses	—	350

Net interest income after provision for loan losses	12,283	10,275

Other non - interest income
Trust department income	208	226
Service charges on deposit accounts	913	938
Other income	728	851
Net gain on sales of investment securities	288	16

Total other non - interest income	2,137	2,031

Other operating expenses
Compensation expense	3,362	2,400
Pension and other employee benefits	772	665
Net occupancy expense of bank premises	817	746
Furniture and equipment expense	571	524
Other expense	1,503	1,324

Total other operating expenses	7,025	5,659

Income before income taxes	7,395	6,647
Provision for income taxes	2,687	2,425

Net income	$4,708	$4,222

Basic and diluted earnings per share	$0.79	$0.70
Cash dividends declared	$0.10	$0.09
Weighted average shares outstanding	5,942,567	6,055,354
Comprehensive income	$4,067	$4,470

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Capital Surplus(1)	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 12/31/2002	3,047	$2,240	$1,993	$35,887	$(6,910)	$734	$33,944
Comprehensive Income:
Net Income				4,222			4,222
Other Comprehensive Income, Net of Tax						248	248

Total Comprehensive Income							4,470
Cash Dividends Declared				(544)			(544)
2 for 1 stock split	3,047	2,240	(1,993)	(247)			$0
Treasury Stock Purchases	(58)				(826)		(826)

Balance at 6/30/2003	6,036	$4,480	$0	$39,318	($7,736)	$982	$37,044

Balance at 12/31/2003	2,974	$4,480	$0	$43,656	$(9,378)	$420	$39,178
Comprehensive Income:
Net Income				4,708			4,708
Other Comprehensive Loss, Net of Tax						(641)	(641)

Total Comprehensive Income							4,067
Cash Dividends Declared				(595)			(595)
Treasury Stock Purchases	(10)				(299)		(299)
2 for 1 stock split	2,974	36	(36)				0
Change in Par Value		(4,444)	4,444				0
Balance at 6/30/2004	5,938	$72	$4,408	$47,769	$(9,677)	$(221)	$42,351

See accompanying notes to the Unaudited Consolidated Financial Statements.

(1)	As a result of the May 7, 2004 2:1 stock split and the April 20, 2004 reduction in par value from $1.25 per share to $.01 per share, a transfer of $4,444 was made from the common stock account into the capital surplus account.

SMITHTOWN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$4,708	$4,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	349	356
Provision for possible loan losses	—	350
Net increase (decrease) in other liabilities	243	(268)
Net (increase) decrease in other assets	(743)
Net gain on sale of investment securities	(288)	(16)
Increase in deferred taxes	(476)	(172)
Amortization of investment security premiums and accretion of discounts	(48)	(45)

Cash provided by operating activities	3,745	4,427

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	1,771	4,011
Proceeds from calls, repayments and maturities of held to maturity	73	168
Investment securities:
Proceeds from calls, repayments, maturities and sales of available for sale	19,120	13,929
Proceeds from calls, repayments and maturities of held to maturity	202	313
Purchase of other investment securities:
Held to maturity	—	(40)
Available for sale	(19,194)	(28,396)
Loans made to customers, net	(61,703)	(33,435)
Purchase of premises and equipment	(644)	(1,473)
Increase in cash surrender value of officers’ life insurance policies	(324)	(246)

Cash used by investing activities	(60,699)	(45,169)

Cash flows from financing activities
Net increase in demand deposits, NOW and savings accounts	37,459	52,068
Net increase (decrease) in time accounts	16,490	(1,597)
Cash dividends paid	(565)	(502)
Net increase in advances from Federal Home Loan Bank	11,000	—
Purchase of treasury stock	(299)	(826)

Cash provided by financing activities	64,085	49,143

Net increase (decrease) in cash and cash equivalents	7,131	8,401
Cash and cash equivalents, beginning of period	14,765	10,692

Cash and cash equivalents, end of period	$21,896	$19,093

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$4,901	$3,744
Income taxes	2,941	2,512

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2003 consolidated balance sheet was derived from the Company’s December 31, 2003 audited consolidated financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position and its results of operations for the periods presented.

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

Note 2 – Subordinated Debt

A trust formed by the Bancorp issued $11,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3-month LIBOR plus 2.99%. The Bancorp issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related issuance costs represent the sole assets of the trust. The Bancorp may redeem the subordinated debentures, in whole or part, at a premium declining ratably to par on October 8, 2008.

Under new accounting guidance, in FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Bancorp. Accordingly, the Bancorp does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Bancorp and held by the trust, as these are no longer eliminated in consolidation.

Note 3 - Earnings Per Common Share

Earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the respective period. The Company has no potentially dilutive securities.

Note 4 – Employee Benefits

During 2004, the Bank continues to fund a 401(k) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Second quarter costs during 2004 and 2003 for these two plans were $26 and $45 and $28 and $40. Year to date costs for the two plans were $55 and $90 during 2004 and $52 and $80 during 2003. It is expected that the Company’s costs for the two plans for the twelve months ending December 31, 2004 will be approximately $120 and $180, respectively. Bank of Smithtown also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the quarters ended June 30, 2004 and 2003 were $5, $8 and $1 and $6, $8, and $1, respectively. Since both plans hold no assets, the Bank did not contribute and expects to contribute $0 to its plans in 2003 and 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report may contain certain forward –looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words “believe,” “expect,” “anticipate,” “project,” “estimate,” “will be,” “will continue,” “will likely result,” or similar expressions. The Bancorp’s ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Bancorp and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Bancorp’s operations, pricing, products, and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Bancorp’s performance.

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

As previously discussed in the March 31, 2004 10Q, the acquisition of the Siegerman Mulvey insurance agency has continued throughout the second quarter of 2004 and is expected to reach final closing during the third quarter of the year. The bank has signed a lease agreement for relocation into new corporate headquarters during the second quarter of 2004. Relocation is expected to take place during the fourth quarter of the year.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Assets at June 30, 2004 totaled $633,480 as compared to $565,085 at year end, representing growth of 12.10%. As in prior quarters, the largest categories of growth were in loans and deposits. Loans grew from $459,678 at December 31, 2003 to $521,160 at June 30, 2004, an increase of 13.38%. The composition of the portfolio remained stable and is as follows:

	June 30, 2004		December 31, 2003
Real estate loans	$476,737	91.48%	$418,753	91.10%
Commercial and industrial	40,553	7.78%	39,228	8.53%
Consumer	3,657.70%		1,382.30%
Other loans	213.04%		315.07%

	$521,160	100.00%	$459,678	100.00%

Non accrual loans at June 30, 2004 totaled $525 as compared to $0 at December 31, 2003, representing .10% and 0% of the total portfolio, respectively. Subsequent to June 30, 2004 the bank has received a partial recovery on one of these loans. The reserve for loan losses at June 30 and December 31 was $4,558 and $4,761, respectively, a decrease of $203 or 4.26%. Based on the continued high quality of the loan portfolio and the low level of nonperforming assets, management feels the allowance for loan losses provides adequate coverage for probable incurred losses. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss reserve allocated to each loan category does not represent the total available for potential losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. The ratio of reserves to total loans is currently at .87%, deemed adequate by management. Total commitments to fund loans at June 30, 2004 were $127,593. Management has also set up a reserve for unfunded loan commitments as an other liability and currently the balance in this account, based on historical loss experience, is $471.

12

The growth in deposits for the first six months of 2004 kept pace with loan growth. At December 31, 2003 and June 30, 2004 total deposits were $481,331 and $535,280, representing growth of 11.21%. The composition of the deposit portfolio changed slightly from year end as a result of various internal and external promotions. Deposit composition at the two periods in time was as follows:

	June 30, 2004		December 31, 2003
Demand (non-interest bearing)	$96,815	18.09%	$85,604	17.78%
Money market	179,401	33.51%	150,584	31.29%
NOW	38,156	7.13%	41,817	8.69%
Savings	51,984	9.71%	50,892	10.57%
Time deposits	168,924	31.56%	152,434	31.67%

	$535,280	100.00%	$481,331	100.00%

Federal funds sold increased by $6,235 from December 31, 2003 to June 30, 2004. The bank uses this temporary form of investment when there is a timing difference between deposit collection and loan funding. As these funds earn a very low rate of interest, management’s goal is to maintain as low a level of federal funds as possible, within the guidelines of its liquidity and asset liability management policy. Total investment securities decreased slightly from $59,277 at December 31, 2003 to $56,528 at June 30, 2004, a reduction of 4.64%. This reduction was the result of several called agency securities as well as the sale of various debt securities. A portion of these funds was reinvested in agency and municipal securities, and gains were recognized on the sales. A portion of these redeemed investment funds were also rechanneled into loan fundings. During the quarter the Company purchased a new investment into the CRA (the “Community Reinvestment Act”) Qualified Investment Fund. This investment was made as part of the bank’s ongoing commitment to the CRA Act, as well as an alternative source for earning a competitive return on our investment. Restricted securities increased by $557 or 25.76% due to the increase in Federal Home Loan Bank and Federal Reserve Bank stocks. Bank premises and equipment remained nearly constant with growth of just 2.87% over the six month period. The cash surrender value of bank owned life insurance policies grew by 1.99%. Other assets increased from $7,435 at December 31, 2003 to $8,569 at June 30, 2004, a result of increased prepaid expenses including real estate and corporation taxes, deferred taxes, and prepaid regulatory expenses.

On the liability side of the balance sheet, in addition to deposit growth, dividends payable also increased by 11.19% due to the increased dividend payments to shareholders. Other borrowings, which consist entirely of Federal Home Loan Bank advances, increased by $11,000 or 35.48% from year end. These advances were transacted during the first quarter of 2004 as a result of the timing difference between deposit gathering and loan funding as discussed above. A borrowing of $9,000 which was originated in 2002 matured in January and was replaced with two advances for $10,000 each for two and three year terms at 2.04% and 2.69%, respectively. The low cost of these funds has contributed to the bank’s stable net interest margin. Other liabilities have also increased by 10.53%, a result of an increase in various reserve accounts including deferred incentive compensation plan expenses. Total equity grew from $39,178 at December 31, 2003 to $42,351 at June 30, 2004, an 8.10% increase, primarily as a result of net income of $4,708. The par value of the Bancorp’s common stock was reduced from $1.25 per share to $.01 per share as of April 20, 2004 and the number of authorized shares was increased from 7,000,000 to 15,000,000. The Bancorp also declared a 2:1 stock split on May 7, 2004, the fourth split in six years. The unrealized gain (loss) on investment securities decreased from $420 to ($221) over the six month period ending June 30, 2004, resulting from the change in interest rates. During the first six months of 2004 the Bancorp repurchased 10,576 shares at a cost of $219.

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

As of June 30, 2004, the most recent notification from the corresponding regulatory agency categorized the Bancorp as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital ratio of at least 10%, a Tier I Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. There are no conditions or events since that notification that management believes have changed the Bancorp’s categories. As of June 30, 2004, the Bancorp’s ratios were 11.47%, 10.47% and 8.40%, respectively. The Bancorp’s return on average equity and return on average assets for the first six months of 2004 were 23.05% and 1.55%, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003

Net income for the three months ended June 30, 2004 and 2003 was $2,578 and $2,233, an increase of 15.45%. This increase is primarily the result of an increased net interest income of $873 or 15.72%. As net interest income remains the bank’s largest contributor to net income, the interest income earned on loans and interest expense paid on deposits and borrowings remains the primary, daily focus of management. Loan income increased by 22.92% during the second quarter of 2004 as compared to the same period in 2003. Investment income decreased by $107 during the same two periods, with a corresponding decrease in volume of $13,185. Other interest income, which represents interest and dividends on Federal Home Loan Bank and Federal Reserve Bank income, declined by $13 or 46.43% due to reduced payment rates. Overall, total interest income for the three month period ended June 30, 2004 and 2003 was $8,877 and $7,443, an increase of $1,434 or 19.27%. Interest expense for the second quarter increased by $561 or 29.71%, due to the rising rate environment and the continuing competitive pressure for deposits. The largest increases in interest cost were in time deposits over $100,000, which grew by $187 or 51.80% and in other time deposits which rose by $231 or 35.27%. As part of ongoing asset liability management, and the rising rate environment, the bank offered higher rates for longer term time deposits resulting in increased balances over June 2003. No provision for loan losses was taken during the second quarter of 2004 as compared to $270 during the same period in 2003. As loan quality remains high, management believes the reserve for loan loss account to be adequate. Net interest income after the provision for loan losses increased by 21.63% for the three months ended June 30, 2004. Non interest income rose by $36 or 3.32% primarily due to the gain on the sale of investment securities which accounts for $188 of the growth. Trust department income decreased by $27 or 21.60% during 2004 due to several trusts which closed in 2003, generating additional one time commissions for the department. Other miscellaneous income declined by 27.66% due to a reduction in loan fee recognition and various deposit fees and commissions. Other operating expenses increased by $664 or 23.45%, primarily as a result of increased salary and benefit expenses. As a result of the significant growth the bank has been experiencing over the past years, the need for additional staff has become a priority. The 2004 year has been and will continue to be a year during which the bank’s resources catch up to meet its already increased asset size. During 2004, the bank also began its compliance efforts with Sarbanes Oxley Section 404, Internal Controls over Financial Reporting. This effort has resulted in considerable extra cost, as the bank has engaged an auditing firm to assist with the project. Additionally, during 2004, the bank re-evaluated the costs associated with the origination of its loans and determined that due to efficiencies in operations and staff, these costs have decreased. Costs associated with the origination of loans, including salaries, are deferred over the duration of the loans in accordance with FASB91. During 2004, it has been determined that the estimated cost per loan, on average, has been reduced. This re-evaluation has resulted in proportionately higher salary expenses in 2004, since salary expense attributable to loan originations has been reduced. Other expenses increased by $144 or 22.57%, a result of increases in various expense categories such as auditing and accounting costs, indemnity insurance expense, ATM and debit card expenses. The provision for taxes also increased by 13.04% as a result of the increased pretax income. Earnings per share for the second quarter of 2004 was $.43 as compared to $.37 for the comparable period in 2003.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

Net income for the first half of 2004 as compared to 2003 was $4,708 and $4,222, an increase of $486 or 11.51%. Net interest income for the first six months of 2004 increased by 15.60%. Loan income rose by $3,086 or 23.87% in 2004 over the comparable period in 2003, due to increased balances. Investment income declined by $252, representing a 19.16% decrease. Called securities in conjunction with new lower yielding investments caused this source of interest income to decline this year. Lower yield on Federal Home Loan Bank and Federal Reserve Bank stock resulted in 30.36% lower other interest income. Interest and borrowings expense increased by $1,194 or 31.98%. As during the second quarter, the largest segment of this increased cost was in time deposits, which grew by $478 during the first half of the year. No provision for loan losses was taken during the first half of 2004 as compared to $350 in 2003. Other non interest income increased by 5.22%, primarily the result of the gain on the sale of investment securities which was $288 during the first half of this year as compared to $16 during the same period in 2003. Other operating expenses increased by $1,366 or 24.14% during 2004 over the same period in 2003. As in the second quarter of 2004, the primary reason for the increase was that salary and related benefit expenses, increased due to the additional need for resources relating to Sarbanes Oxley compliance and growth requirements. Earnings per share for the first six months of 2004 was $.79 as compared to $.70 for the same period in 2003, representing a 12.86% increase.

The following table sets forth certain information relating to the company’s consolidated statements of financial condition and its consolidated statements of income for the period indicated and reflects the average yield on assets and the average cost of liabilities. These yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the period shown. The resulting spread is the rate equivalent of net interest income.

Average Balance Sheet and Yield Analysis

	For the 6 Months Ended June 30, 2004
	Average Balance	Year to Date Interest	Average Yield/ Cost
Assets
Interest earning assets:
Total loans	$494,568	$16,017	6.48%
Investments
Taxable	35,749	693	3.88%
Non-taxable	18,833	561	5.96%
Restricted securities	2,670	38	2.86%
Federal funds sold	19,636	92	0.94%
Balances due from banks	317	1	0.57%
Total interest earnings assets	571,773	17,402	6.09%
Non interest earning assets:
Cash and due from banks	8,927	—	0.00%
Other assets	30,010	—	0.00%
Total assets	$610,710	$17,402	5.70%
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Savings deposits (including NOW)	$90,076	$234	0.52%
Money market accounts	170,036	1,022	1.20%
Certificates of deposit of $100,000 and over	63,211	1,044	3.30%
Other time deposits	103,735	1,770	3.41%
Other borrowings	52,171	858	3.29%
Total interest bearing liabilities	479,229	4,928	2.06%
Non interest bearing liabilities:
Demand deposits	88,260	—	0.00%
Other liabilities	2,389	—	0.00%
Total liabilities	569,878
Stockholders’ equity	40,832	—	0.00%
Total liabilities and stockholders’ equity	$610,710	$4,928	1.61%
Net interest income/rate spread		$12,474	4.03%
Net earning assets/net yield on interest earning assets	$92,544		4.36%

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

At June 30, 2004, the total approved loan origination commitments outstanding amounted to $127,593. Outstanding letters of credit totaled $7,491. Certificates of deposit scheduled to mature in one year or less at June 30, 2004 totaled $23,884.

The Company’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of New York for short or long term purposes under a variety of programs. The Bank also has various funding arrangements with commercial and investment banks providing up to $6,000 of unsecured funding sources in the form of federal funds lines and repurchase agreements based on available collateral. Unused capacity under these unsecured lines was $6,000 at June 30, 2004. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit outflows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The method by which the Bank controls its liquidity and interest rate sensitivity is through asset liability management. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Commercial Lending Officer, and the Chief Retail Officer of the Bank serve on the Asset Liability Management Committee. Reports detailing current liquidity position and projected liquidity as well as projected funding requirements are reviewed monthly, or as often as deemed necessary. Semi-annually, the Bank collects the necessary information to run an income simulation model, which tests the Bank’s sensitivity to fluctuations in interest rates. These rate fluctuations are large and immediate and actually reflect the Bank’s earnings under these simulations. These income simulations are reviewed by the Board of Directors. The simulation performed during 2004 reflected minimal sensitivity to upward or downward rate fluctuations. Interest income, margins, and net income remain stable regardless of changes in market interest rates. These models then lead to investment, loan, and deposit strategies and decisions for earnings maximization within acceptable risk levels. The following reflects the net interest income sensitivity for the company at April 30, 2004:

Interest Rate Shock Analysis

Change in Interest Rates in Basis Points (RATE SHOCK)		As of 4/30/04 Potential Change in Net Interest Income
		$ Change	% Change
	300	$136,000	0.47%
	Static
	-100	$(362,000)	-1.25%

Item 4 – Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP

August 6, 2004

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and Chief Executive Officer

August 6, 2004

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President, Treasurer and Chief Financial Officer