Form 10-Q
period 2004-09-30
SMITHTOWN BANCORP INC
filed 2004-11-08
CIK 747345

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

Commission file number 2-91511

SMITHTOWN BANCORP, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,923,798 Shares of Common Stock ($.01 Par Value) Outstanding as of November 8, 2004.

SMITHTOWN BANCORP, INC.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	0	0	(1)	45,000
August 1, 2004 - August 31, 2004	10,000	27.78	10,000	35,000
September 1, 2004 - September 30, 2004	4,100	25.82	4,100	30,900
Total	14,100	27.21	14,100	30,900

(1)	On June 23, 2004, the Board of Directors approved a Stock Repurchase Plan authorizing the company to repurchase up to 45,000 shares of the Company’s stock from time to time at market prices over the course of the next 12 months.

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – Contract of Sale for Purchase of Seigerman Mulvey Insurance Agency

Item 6.	Exhibits and Reports on Form 8-K

(1)	Exhibits

Exhibit Number Referred to Item 601 of Regulation S-K	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit Number Referred to Item 601 of Regulation S-K	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(2)	Report Form 8-K

Results of Operations and Financial Condition – Filed July 28, 2004 – Incorporated by Reference
Other Events – Filed September 1, 2004 – Incorporated by Reference
Other Events – Filed September 3, 2004 – Incorporated by Reference
Financial Statements and Exhibits – Filed October 21, 2004 – Incorporated By Reference

Signatures

SMITHTOWN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$11,591	$9,383
Federal funds sold	1,405	5,382

Total cash and cash equivalents	12,996	14,765
Investment securities:
Investment securities available for sale
Obligations of U.S. government agencies	30,010	25,094
Mortgage - backed securities	5,609	8,120
Obligations of state and political subdivisions	16,726	17,746
Other securities	5,511	6,324

Total investment securities available for sale	57,856	57,284

Investment securities held to maturity
Mortgage - backed securities	190	293
Obligations of state and political subdivisions	1,418	1,700

Total investment securities held to maturity (Estimated fair value $1,674 in 2004 and $2,091 in 2003)	1,608	1,993

Total investment securities	59,464	59,277

Restricted securities	3,242	2,162

Loans, net of unearned discount	552,954	459,631
Less: reserve for loan losses	4,699	4,761

Loans, net	548,255	454,870

Bank premises and equipment	12,054	10,288

Other assets
Cash surrender value - bank owned life insurance	16,763	16,288
Goodwill	284	—
Other intangible assets	594	—
Other	8,434	7,435

Total assets	$662,086	$565,085

Liabilities
Deposits:
Demand (non-interest bearing)	$99,845	$85,604
Money market	195,118	150,584
NOW	32,551	41,817
Savings	55,780	50,892
Time	165,530	152,434

Total deposits	548,824	481,331
Dividend payable	296	268
Federal Home Loan Bank Advances	52,750	31,000
Subordinated debt	11,000	11,000
Other liabilities	4,498	2,308

Total liabilities	617,368	525,907

Stockholders’ Equity
Common Stock - $.01 par value (15,000,000 shares authorized; 7,167,280 shares issued)	72	4,480
Surplus	4,408	—
Retained earnings	50,117	43,656
Accumulated other comprehensive income	181	420

Total	54,778	48,556
Less: treasury stock (1,243,482 and 1,218,806 shares at cost at June 30, 2004 and and December 31, 2003, respectively)	10,060	9,378

Total stockholders’ equity	44,718	39,178

Total liabilities and stockholders’ equity	$662,086	$565,085

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,
	2004	2003
Interest income
Interest and fees on loans	$8,674	$6,952
Interest on federal funds sold	43	20
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government agencies	278	178
Mortgage - backed securities	66	133
Other securities	52	122

Subtotal	396	433
Exempt from federal income taxes:
Obligations of state & political subdivisions	165	206
Other interest income	33	1

Total interest income	9,311	7,612

Interest expense
Money market accounts (including savings)	700	480
Certificates of deposit $100,000 and over	569	380
Other time deposits	857	622
Other borrowings	532	353

Total interest expense	2,658	1,835

Net interest income	6,653	5,777
Provision for loan losses	60	250

Net interest income after provision for loan losses	6,593	5,527

Other non - interest income
Trust department income	94	227
Service charges on deposit accounts	373	395
Other income	700	399
Net gain on sales of investment securities	49	45

Total other non - interest income	1,216	1,066

Other operating expenses
Compensation expense	1,837	1,231
Pension and other employee benefits	395	311
Net occupancy expense of bank premises	314	368
Furniture and equipment expense	328	273
Other expense	804	626

Total other operating expenses	3,678	2,809

Income before income taxes	4,131	3,784
Provision for income taxes	1,489	1,373

Net income	$2,642	$2,411

Basic and diluted earnings per share	$0.45	$0.40
Cash dividends declared	$0.050	$0.045
Weighted average shares outstanding	5,932,102	6,033,984
Comprehensive income	$3,044	$1,986

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Nine Months Ended September 30,
	2004	2003
Interest income
Interest and fees on loans	$24,691	$20,174
Interest on federal funds sold	135	76
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government agencies	679	447
Mortgage - backed securities	225	477
Other securities	200	371

Subtotal	1,104	1,295
Exempt from federal income taxes:
Obligations of state & political subdivisions	535	660
Other interest income	57	58

Total interest income	26,522	22,263

Interest expense
Money market accounts (including savings)	1,956	1,472
Certificates of deposit of $100,000 and over	1,613	1,117
Other time deposits	2,627	1,915
Other borrowings	1,390	1,065

Total interest expense	7,586	5,569

Net interest income	18,936	16,694
Provision for loan losses	60	600

Net interest income after provision for loan losses	18,876	16,094

Other non - interest income
Trust department income	302	453
Service charges on deposit accounts	1,286	1,332
Other income	1,428	1,251
Net gain on sales of investment securities	337	61

Total other non - interest income	3,353	3,097

Other operating expenses
Compensation expense	5,199	3,915
Pension and other employee benefits	1,167	975
Net occupancy expense of bank premises	1,131	1,114
Furniture and equipment expense	899	797
Other expense	2,307	1,958

Total other operating expenses	10,703	8,759

Income before income taxes	11,526	10,432
Provision for income taxes	4,176	3,799

Net income	$7,350	$6,633

Basic and diluted earnings per share	$1.24	$1.10
Cash dividends declared	$0.15	$0.14
Weighted average shares outstanding	5,939,053	6,048,152
Comprehensive income	$7,111	$6,456

See accompanying notes to the Unaudited Consolidated Financial Statements.

SMITHTOWN BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Capital Surplus(1)	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount

Balance at 12/31/2002	3,047	$2,240	$1,993	$35,887	$(6,910)	$734	$33,944
Comprehensive Income:
Net Income				6,633			6,633
Other Comprehensive Income,
Net of Tax						(177)	(177)

Total Comprehensive Income							6,456
Cash Dividends Declared				(815)			(815)
2 for 1 stock split	3,047	2,240	(1,993)	(247)			$—
Treasury Stock Purchases	(62)				(866)		(866)

Balance at 9/30/2003	6,032	$4,480	$—	$41,458	$(7,776)	$557	$38,719

Balance at 12/31/2003	2,974	$4,480	$—	$43,656	$(9,378)	$420	$39,178
Comprehensive Income:
Net Income				7,350			7,350
Other Comprehensive Loss,
Net of Tax						(239)	(239)
Total Comprehensive Income							7,111
Cash Dividends Declared				(889)			(889)
Treasury Stock Purchases	(24)				(682)	0	(682)
Insurance Company Acquisition				0			0
2 for 1 stock split	2,974	36	(36)				0
Change in Par Value		(4,444)	4,444				0

Balance at 9/30/2004	5,924	$72	$4,408	$50,117	$(10,060)	$181	$44,718

See accompanying notes to the Unaudited Consolidated Financial Statements.

(1)	As a result of the May 7, 2004 2:1 stock split and the April 20, 2004 reduction in par value from $1.25 per share to $.01 per share, a transfer of $4,444 was made from the common stock account into the capital surplus account.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	7,350	6,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	773	540
Provision for possible loan losses	60	600
Net increase in other liabilities	2,218	113
Net increase in other assets	(2,324)	(121)
Net gain on sale of investment securities	(337)	(61)
Net increase in deferred taxes	(235)	(239)
Amortization of investment security premiums and accretion of discounts	(62)	(117)

Cash provided by operating activities	7,443	7,348

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	2,462	5,982
Proceeds from calls, repayments and maturities of held to maturity	104	238
Investment securities:
Proceeds from calls, repayments, maturities and sales of available for sale	23,104	32,047
Proceeds from calls, repayments and maturities of held to maturity	283	447
Purchase of other investment securities:
Available for sale	(25,430)	(42,852)
Held to maturity	—	(40)
Loans made to customers, net	(93,383)	(65,140)
Purchase of premises and equipment	(2,539)	(1,897)
Purchase of officers’ life insurance policies	—	(1,414)
Acquisition of insurance agency	(1,037)	—
Increase in cash surrender value of officers’ life insurance policies	(475)	(351)

Cash used in investing activities	(96,911)	(72,980)

Cash flows from financing activities
Net increase in demand, NOW and savings accounts	54,397	54,098
Net increase in time accounts	13,096	1,579
Cash dividends paid	(862)	(773)
Net increase in advances from Federal Home Loan Bank	21,750	—
Purchase of treasury stock	(682)	(866)
Securities sold under agreements to repurchase and other borrowings, net	—	6,300
Proceeds from subordinated debt	—	11,000

Cash provided by financing activities	87,699	71,338

Net increase (decrease) in cash and cash equivalents	(1,769)	5,706
Cash and cash equivalents, beginning of period	14,765	10,692

Cash and cash equivalents, end of period	12,996	16,398

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	7,477	5,450
Income taxes	4,281	3,848

Notes to Consolidated Financial Statements — Unaudited

Note I - Financial Statement Presentation

(in thousands, except share and per share data)

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

Note 2 – Subordinated Debt

A trust formed by the Company issued $11,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities due October 8, 2033. The capital securities bear interest at 3-month LIBOR plus 2.99%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on October 8, 2008.

Under new accounting guidance, in FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation.

Note 3 - Earnings Per Common Shares

Earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the respective period. The Company has no potentially diluted securities.

Note 4 – Employee Benefits

During 2004, the Bank continues to fund a 401(k) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Third quarter costs for these two plans were $30 and $45 and $23 and $40 for the years 2004 and 2003, respectively. It is expected that the Company’s costs for the two plans for the twelve months ending December 31, 2004 will be approximately $120 and $180, respectively. The Bank also continues to sponsor post-retirement medical and life insurance plan for a closed group of prior employees. The interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the quarters ended September 30, 2004 and 2003 were $5, $8 and $1 and $6, $8, and $1, respectively. Since both plans hold no assets, the Bank did not contribute and expects to contribute $0 to its plan in 2003 and 2004.

Note 5 – Acquisition of Seigerman Mulvey Insurance Agency

The acquisition of the Seigerman Mulvey Insurance Agency (the “Agency”) was completed on August 31, 2004. The Bank purchased all of the stock (88 common shares issued and outstanding, 15 common shares held by the Corporation as treasury stock) of the Agency. The initial payment of $1,000,000 was made to the owners of the the Agency on August 31, 2004. Following this payment, 120% of the Net Income of the Agency (the “Earn Out Payment”) shall then be paid each year to the Principals for a period of three years after the Closing Date. As a result of the acquisition, the Company added $284 in goodwill and $482 in other intangibles. For the month ended September 30, 2004, the Agency contributed $140 of net income to the Company.

Item 2. Management’s Discussion and Analysis of Financial Plan and Results of Operation

This report may contain certain forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words “believe,” “expect,” “anticipate,” “project,” “estimate,” “will be,” “will continue,” “will likely result,” or similar expressions. The Company’s ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company’s operations, pricing, products, and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company’s performance.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

During third quarter of 2004, the acquisition of the Agency was completed. As of August 31, the Agency has become a subsidiary of the Bank. Assets of the Company at September 30, 2004 totaled $662,086 as compared to $565,085 at year end, representing growth of 17.17%. As in prior quarters, the largest categories of growth were in loans and deposits. Loans grew from $459,678 at December 31, 2003 to $552,976 at September 30, 2004, an increase of 20.30%. The composition of the portfolio remained stable and is as follows:

	September 30, 2004		December 31, 2003
Real Estate Loans	$508,804	92.01%	$418,753	91.10%
Commercial and Industrial	41,827	7.56%	39,228	8.53%
Consumer	2,151.39%		1,382.30%
Other Loans	194.04%		315.07%

	$ 552,976	100.00%	$459,678	100.00%

Non accrual loans at September 30, 2004 and December 31, 2003 remain at $0. The reserve for possible loan losses at September 30 and December 31 was $4,699 and $4,761, a decrease of $62 or -1.30%. Based on the continued high quality of the loan portfolio and the low level of nonperforming assets, management currently feels the reserve for loan losses provides adequate coverage for probable incurred losses. In determining the reserve for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. The ratio of reserves to total loans is currently at .85%, deemed adequate by management, as of September 30, 2004. Total commitments to fund loans at September 30, 2004 were $124,081. Management has also set up a reserve for unfunded loan commitments as an other liability and currently the balance in this account, based on historical loss experience, is $471.

The growth in deposits for the first nine months of 2004 remained strong. At December 31, 2003 and September 30, 2004 total deposits were $481,331 and $548,824, representing growth of 14.02%. Although deposit growth remains strong, it has not been as rapid as in prior years. This is due to the lack of branch openings this year to date. Delays in construction have caused delayed openings. Our first branch opening this year took place on October 26, 2004 and will be followed by an additional opening in early December. Two more branches are scheduled for opening during first and second quarter of 2005. Management expects an increase in deposits resulting from these new openings. The composition of the deposit portfolio changed slightly from year end as a result of the interest rate environment as well as various internal and external promotions. Deposit composition at the two periods in time was as follows:

	September 30, 2004		December 31, 2003
Demand (non-interest bearing)	$99,845	18.19%	$85,604	17.79%
Money Market	195,118	35.55%	150,584	31.28%
NOW	32,551	5.93%	41,817	8.69%
Savings	55,780	10.17%	50,892	10.57%
Time Deposits	165,530	30.16%	152,434	31.67%

	$548,824	100.00%	$481,331	100.00%

Federal funds sold decreased by $3,977 from December 31, 2003 to September 30, 2004. As loan originations have outpaced deposit growth, these funds were rechanneled into higher yielding loans. Total investment securities decreased slightly from $59,277 at December 31, 2003 to $59,464 at September 30, 2004. This small change was the result of several called agency securities as well as the sale of various debt securities. A portion of these funds was reinvested in agency and municipal securities and used as collateral for municipal deposits. Gains have been recognized on all of the sales. A portion of these redeemed investment funds were also rechanneled into loan fundings. Restricted securities increased by $1,080 or 49.95% due to the increase in Federal Home Loan Bank and Federal Reserve Bank stocks. Bank premises and equipment grew from December 31, 2003 to September 30, 2004 by $1,766 or 17.17%, as a result of the construction and leasehold improvement costs of the new branches as well as the new corporate office facility. The cash surrender value of bank owned life insurance policies grew by 2.92%. Other assets increased from $7,435 at December 31, 2003 to $8,434 at September 30, 2004, a result of increased prepaid expenses including real estate and corporation taxes, deferred taxes, and the addition of accounts receivable. Intangible assets and goodwill result from the acquisition of the insurance agency on August 31, 2004.

On the liability side of the balance sheet, in addition to deposit growth, dividends payable also increased by 10.45% due to the increased dividend payment to shareholders. Other borrowings, which consist entirely of Federal Home Loan Bank advances and overnight lines of credit, increased by $21,750 or 70.16% from year end. $11,000 of these borrowings were transacted during the first quarter of 2004 as a result of the temporary timing difference between deposit gathering and loan funding. The additional $10,750 of overnight borrowings began in late September as loan originations once again outpaced deposit growth, as discussed above. The overnight borrowings rate currently remains below 2.00%. A borrowing of $9,000 originated in 2002 matured in January and was replaced with two advances for $10,000 each for two and three year terms at 2.04% and 2.69%, respectively. Borrowings from the Federal Home Loan Bank remain an acceptable alternative funding vehicle to deposits and can provide a significant interest rate spread. Other liabilities have also increased by $2,190 or 94.89%, a result of the increased accounts payable resulting from the insurance agency acquisition, as well as an increase in various reserve accounts including deferred incentive compensation plan expenses.

Total equity grew from $39,178 at December 31, 2003 to $44,718 at September 30, 2004, a 14.14% increase, primarily as a result of net income of $7,350. The par value of the Company’s common stock was reduced from $1.25 per share to $.01 per share as of April 20, 2004 and the number of authorized shares was increased from 7,000,000 to 15,000,000. The

Company also declared a 2:1 stock split on May 7, 2004, the fourth split in six years. The unrealized gain on investment securities decreased from $420 to $181 over the nine month period ending September 30, 2004, resulting from the change in interest rates. During the first nine months of 2004 the Company repurchased 24,676 shares at a cost of $682.

The Company and Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets (“Total Risk Adjusted Capital”) of 8%, including Tier I capital to total risk weighted assets (Tier I Capital) of 4% and a Tier I capital to average total assets (“Leverage Ratio”) of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

As of September 30, 2004, the most recent notification from the corresponding regulatory agency, categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital ratio of at least 10%, a Tier I Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. There are no conditions or events since such notifications that management believes have changed this classification. As of September 30, 2004, the Company’s ratios were 11.24%, 10.27% and 8.45%, respectively. The bank’s return on average equity and return on average assets for the first nine months of 2004 were 23.44% and 1.58%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Net income for the three months ending September 30, 2004 and 2003 was $2,642 and $2,411, an increase of 9.58%. This increase is primarily the result of an increased net interest income of $876 or 15.16%. As net interest income remains the Bank’s largest contributor to net income, the interest income earned on loans and interest expense paid on deposits and borrowings remains the primary focus of management. Loan income was $8,674 for the third quarter of 2004 as compared to $6,952 for the same period in 2003, a 24.77% increase. Investment income decreased by $55 for the two periods, representing a 3.48% reduction, resulting from the lower average balances held in 2004. Other interest income, which represents dividends and interest on Federal Home Loan Bank and Federal Reserve Bank stock increased by $32 or 3,200.00% due to the increased volume of shares held. As borrowings increase at the Federal Home Loan Bank, increased holdings of stock are required. Overall, total interest expense for the three month period ending September 30, 2004 and 2003 was $2,658 and $1,835, an increase of $823 or 44.85%, due to the combination of a slightly increased deposit rate environment in 2004, the continuing competitive pressure for deposits, and increased borrowings. The largest increase in interest cost was in borrowings expense, although the average cost of these additional borrowings has been only 1.90%. The next greatest increase was in time deposits which grew by $424 or 42.32%, followed by money market accounts which rose by $220 or 45.83%. As part of ongoing asset liability management, it becomes necessary to balance the payment of higher rates required to increase deposits and the lower cost for borrowings. A combination of the two has proven to be the best mix for the Bank. A provision for loan losses of $60 was taken during the third quarter of 2004 as compared to $250 during the same period in 2003. As loan quality remains high, with no outstanding non accrual loans, management believes the reserve for loan loss account to be adequate. Net interest income after the provision for loan losses increased by 19.29% for the three months ending September 30, 2004. Total non interest income increased by $150 or 14.07% higher during the 2004 three month period as compared to the three month period in 2003. One of the main contributors to other non interest income has been the income from the newly acquired insurance agency. It added $222 of gross income to the Company’s bottom line. Another large component of non interest income is the gain on bank owned life insurance. The gain was due to the increased volume of insurance policies held during 2004. Income from Trust department operations is also a part of non interest income and it decreased by $133 or 58.59% during 2004 due to several trusts which closed in 2003, generating additional one time commissions for the department. Other operating expenses increased by $869 or 30.94%, primarily a result of increased salary and benefit expenses. During 2004, the Bank re-evaluated the costs associated with the origination of its loans and determined that due to efficiencies in operations and staff, these costs have decreased. Costs associated with the origination of loans, including salaries, are deferred over the duration of the loans in accordance with FASB91. During 2004, it has been determined that the estimated cost per loan, on average, has been reduced. This re-evaluation has resulted in proportionately higher salary expenses in 2004, since salary expense attributable to loan originations has been reduced. Also responsible this quarter for the increase in salary and benefit expense over the same period in 2003 has been the addition of several staff members for the new branch facility opened in October, as well as the additional hiring of new employees required to accomplish the work of a growing financial institution. Another category of expense is the cost for the Bank’s incentive compensation plan, which is paid to all employees after the close of the year and as staff size increases so does the cost for incentive compensation. During 2004, the Bank also began its compliance efforts with Sarbanes Oxley Section 404, Internal Controls over Financial Reporting. This effort has resulted in considerable extra cost, as the Bank has engaged an auditing firm to assist with the project. Miscellaneous operating expenses increased by $178 or 28.43%, a result of increases in various expense categories such as auditing and accounting costs, indemnity insurance expense, ATM and debit card expenses. The provision for taxes also increased by 8.45% as a result of the increased pretax income. The effective tax rate remained consistent at 36.0% and 36.3% as of September 30, 2004 and 2003, respectively. Earnings per share for the third quarter of 2004 was $.45 as compared to $.40 for the comparable period in 2003.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

Net income for the first nine months of 2004 as compared to 2003 was $7,350 and $6,633, an increase of $717 or 10.81%. As in the three month period ended September 30, 2004, net interest income for the first nine months of 2004 increased by 13.43%. Loan income rose by $4,517 or 22.39% in 2004 over the comparable period in 2003, due to increased balances. Investment income declined by $257, representing a 14.49% decrease. Called securities in conjunction with new lower yielding investments caused this source of interest income to decline this year. A higher volume of Federal Home Loan Bank and Federal Reserve Bank stock resulted in 18.97% higher other income. Interest expense on deposit accounts and borrowings expense increased by $2,017 or 36.22%. The largest segment of this increased cost was in time deposits which increased by 38.62% over 2003 cost. A combination of higher rates paid and larger volumes are the reason for this increased cost. A provision for loan losses of $60 was taken during the first nine months of 2004 as compared to $600 in 2003. The lack of non accrual loans in combination with an extremely low level of non-performing loans and high level of recoveries on previously charged-off loans, resulted in the lowered provision for the period. Other non interest income increased by 8.27%, primarily the result of the gain on the sale of investment securities which was $337 during the first nine months of this year as compared to $61 during the same period in 2003. Other operating expenses increased by $1,944 or 22.19% during 2004 over the same period in 2003. As in the second quarter of 2004, the primary reason for the increase was the salary and related benefit expenses, increased due to the additional need for resources relating to Sarbanes Oxley compliance and growth requirements. Earnings per share for the first six months of 2004 was $1.24 as compared to $1.10 for the same period in 2003, representing a 12.73% increase.

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

Average Balance Sheet and Yield Analysis

	For the 9 Months Ended September 30, 2004
	Average Balance	Year to Date Interest	Average Yield/ Cost
Assets
Interest earning assets:

Total loans	$507,335	$24,691	6.49%
Federal funds sold	17,141	135	1.05%
Investments
Taxable	38,084	1,103	3.86%
Non-taxable	18,461	811	5.86%
Other	2,312	57	3.29%
Total interest earnings assets	583,333	26,797	6.13%

Non interest earning assets:
Cash and due from banks	11,333	—	0.00%
Other assets	27,000	—	0.00%

Total assets	$621,666	$26,797	5.75%

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Money market accounts (including savings)	$267,373	$1,956	0.98%
Certificates of deposit of $100,000 and over	61,483	1,613	3.50%
Other time deposits	106,333	2,627	3.29%
Other borrowings	52,560	1,390	3.53%
Total interest bearing liabilities	487,749	7,586	2.07%

Non interest bearing liabilities:
Demand deposits	91,359	—	0.00%
Other liabilities	670	—	0.00%
Total liabilities	579,778		0.00%

Stockholders’ equity	41,888	—	0.00%

Total liabilities and stockholders’ equity	$621,666	$7,586	1.63%

Net interest income/rate spread		$19,211	4.05%
Net earning assets/net yield on interest earning assets	$95,584		4.39%

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

At September 30, 2004, the total approved loan origination commitments outstanding amounted to $124,081 of which unused lines of credit were $2,348. Outstanding letters of credit totaled $8,077. Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $65,569.

The Company’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of New York for short or long term purposes under a variety of programs. The Bank also has various funding arrangements with commercial and investment banks providing up to $7,000 of unsecured funding sources in the form of Federal funds lines and repurchase agreements based on available collateral. Unused capacity under these unsecured lines was $7,000 at September 30, 2004. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit outflows.

Impact of Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The method by which the Bank controls its liquidity and interest rate sensitivity is through asset liability management. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank matches the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is of great concern to management and is reviewed on an ongoing basis. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Commercial Lending Officer, and the Chief Retail Officer of the Bank serve on the Asset Liability Management Committee. Reports detailing current liquidity position and projected liquidity as well as projected funding requirements are reviewed monthly, or as often as deemed necessary. Semi-annually, the Bank collects the necessary information to run an income simulation model, which tests the Bank’s sensitivity to fluctuations in interest rates. These rate fluctuations are large and immediate and actually reflect the Bank’s earnings under these simulations. These income simulations are reviewed by the Board of Directors. The simulations performed during 2004 and 2003 reflected minimal sensitivity to upward or downward rate fluctuations. Interest income, margins, and net income remain stable regardless of changes in market interest rates. These models then lead to investment, loan, and deposit strategies and decisions for earnings maximization within acceptable risk levels. The last interest rate simulation modeling was performed as of April 30, 2004 and its results were detailed in the 10Q for the period ending June 30, 2004. Management believes there to be no significant change in the results that would have occurred at September 30, 2004 if a similar modeling had been completed. The next modeling will be done as of October 31, 2004 and its results will be discussed in the Company’s 10K report as of December 31, 2004.

Item 4 – Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

November 8, 2004

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

November 8, 2004

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President,
Treasurer and Chief Financial Officer

Item 5. Other Information—Contract of Sale for Purchase of Seigerman Mulvey Insurance Company

STOCK PURCHASE AND SALE AGREEMENT

AGREEMENT, made this 14th day of April, 2004, by and between BARRY M. SEIGERMAN, currently residing at 28 Lubber Street, Stony Brook, New York 11790 (“SEIGERMAN”), JOHN K. MULVEY, currently residing at 25 Boylan Lane, Blue Point, New York 11715 (“MULVEY”), and JOANNE BENTIVEGNA, currently residing at 6 Michelle Drive, Shoreham, New York 11786 (“BENTIVEGNA”), (hereinafter each individually referred to as a “Shareholder” and collectively referred to as the “Shareholders”), SEIGERMAN-MULVEY CO., INC., a corporation duly organized under the laws of the State of New York with its office located at 45 Research Way, Setauket, New York (the “Corporation”) and BANK OF SMITHTOWN, a banking corporation duly organized under the laws of the State of New York with its office at One East Main Street, Smithtown, New York (the “Purchaser”)

WITNESSETH:

WHEREAS, the Shareholders are the owners of the eighty-eight (88) shares of common stock, without par value, of the Corporation (the “Stock”) which together with fifteen (15) shares of common stock, without par value, held by the Corporation as treasury stock, constitutes all of the issued and outstanding stock of the Corporation as of the date hereof; and

WHEREAS, SEIGERMAN owns forty-two and one-half (42.5) shares of the Stock, MULVEY owns forty-two and one-half (42.5) shares of the Stock and BENTIVEGNA owns three (3) shares of the Stock; and

WHEREAS, Purchaser desires to purchase from the Shareholders and the Shareholders desire to sell to Purchaser all of the Stock in accordance with the terms and conditions set forth herein.

NOW THEREFORE, in consideration of the covenants contained herein and other good and valuable consideration, it is hereby agreed by the parties hereto as follows:

ARTICLE I

PREAMBLES

1.1 The preambles set forth above are incorporated herein and made a part hereof as though set forth at length.

ARTICLE II

SALE AND PURCHASE OF STOCK

2.1 Subject to the terms and conditions of this Agreement, and in reliance on the representations and warranties set forth herein, on the Closing Date, as defined herein, the Shareholders will sell, transfer and deliver to Purchaser, and Purchaser shall purchase from the Shareholders all of the Stock, free and clear of all liens, pledges, encumbrances, charges and claims thereon.

2.2 The Purchase Price of the Stock to be paid by Purchaser to the Shareholders is as follows:

(a) One Million Dollars ($1,000,000.00).

(b) One Hundred Twenty percent (120%) of the Net Income of the Corporation (as defined herein) each year for a period of three (3) years after the Closing Date (hereinafter referred to as the “Earn Out Payments”)

2.3 The Purchase Price shall be paid by Purchaser to the Shareholders as follows:

(a) Upon execution of this Agreement, Purchaser shall pay the sum of Ten Thousand Dollars ($10,000) to Lawrence A. Siegel, attorney for the Shareholders, to be held in escrow as the Purchaser’s downpayment of a portion of the Purchase Price of the Stock set forth in paragraph 2.2(a).

(b) On the Closing Date, Purchaser shall pay to the Shareholders the sum of Nine Hundred Ninety Thousand Dollars ($990,000.00) for the balance due on the portion of the Purchase Price of the Stock set forth in paragraph 2.2(a) which sum shall be payable to the Shareholders in accordance with their percentage ownership as follows:

SEIGERMAN	48.3%
MULVEY	48.3%
BENTIVENGA	3.4%

(c) The portion of the Purchase Price described in paragraph 2.2(b) shall be paid by Purchaser to the Shareholders as follows:

(i) Purchaser shall calculate the Net Income of the Corporation as of the first, second and third year anniversary of the Closing Date (hereinafter each such date is referred to as the “Anniversary Date”) and within sixty (60) days after each

Anniversary Date, Purchaser shall pay to the Shareholders an amount equal to One Hundred Twenty percent (120%) of the Net Income of the Corporation for the twelve (12) month period ending on the Anniversary Date (hereinafter referred to as the “Earn Out Payment”).

(ii) Each year the Earn Out Payment shall be payable by Purchaser to the Shareholders in proportion to their respective ownership interests in the Corporation which each Shareholder hereby acknowledges is as follows:

SEIGERMAN	48.3%
MULVEY	48.3%
BENTIVENGA	3.4%

(iii) For the purpose of this Agreement the Net Income of the Corporation on an accrual basis shall mean the gross income of the Corporation for the preceding twelve (12) month period less the expenses of the Corporation for the same twelve (12) month period, but not including the federal and state income taxes due from the Corporation for the same twelve (12) month period. The expenses of the Corporation shall be all of the usual and customary expenses incurred by the Corporation in the operation of its business, including but not limited to employee salaries, incentive compensation, commissions and bonuses; health, life (not including key man insurance) and disability insurance premiums maintained for the benefit of the employees of the Corporation or for the benefit of the Corporation; travel expenses, automobile expenses, rent, utilities and lease expenses; state franchise taxes, license renewal fees, equipment rental and maintenance expenses; telephone contracts, supplies, association dues, educational expenses, attorney’s fees and accountant’s fees and audit expenses (which accountant’s fees and audit expenses will not exceed $25,000.00 per fiscal year). Any capital expenditure in excess of $1,000.00 will be capitalized and not expensed.

(d) If Purchaser does not pay an Earn Out Payment within ten (10) days after the date it is due, Purchaser shall pay a late charge equal to four percent (4.0%) of the overdue Earn Out Payment. Purchaser shall not be required to pay a late charge if the Corporation fails to provide to Purchaser the income and expenses of the Corporation necessary to calculate the Net Income of the Corporation in a timely manner.

(e) The attorney for the Shareholders is hereby authorized by the parties hereto to release the downpayment made pursuant to paragraph 2.3(a) to the Shareholders following the closing of the transaction contemplated herein.

ARTICLE III

REPRESENTATIONS AND WARRANTIES

Each of the Shareholders make the following representations and warranties to Purchaser, each of which shall be deemed material (and Purchaser, in executing, delivering and consummating this Agreement, has relied and will rely upon the correctness and completeness of each of such representations and warranties):

3.1 The Corporation is a corporation duly organized, validly existing and in good standing under the laws of the State of New York. The Corporation has the corporate power to carry on its business as now conducted and to own its assets. The Corporation is duly qualified to conduct business and is in good standing as a foreign corporation in those jurisdictions in which the Corporation is required to qualify in order to carry on its business as now conducted, and there has not been any claim by any other jurisdiction to the effect that the Corporation is required to qualify or otherwise be authorized to do business as a foreign corporation therein. The copies of Corporation’s Certificate of Incorporation (certified by the Secretary of State of New York) and By-Laws (certified by the Corporation’s secretary), as amended to date, which are contained in the minutes book of the Corporation, are true and complete copies of those documents as now in effect. The minutes book of the Corporation contains accurate records of all material meetings or ratifications thereof of its Board of Directors, Executive Committee of the Board, if any, and shareholders since its incorporation, and accurately reflects all transactions authorized therein.

3.2 The authorized capital stock of the Corporation consists of Two Hundred (200) shares of common stock, without par value, of which eighty-eight (88) shares of common stock are issued and outstanding to the Shareholders and fifteen (15) shares are held by the Corporation as treasury stock. All of the Stock is duly authorized and validly issued and outstanding, fully paid and nonassessable. There are no subscriptions, options, warranties, rights or other commitments or agreements to which the Corporation or any of the Shareholders is a party or by which the Corporation or any of the Shareholders is bound, calling for the issuance, transfer, sale of other disposition of any common stock of the Corporation, other than the Shareholder’s Agreement dated January 1, 2004.

3.3 There are no corporations, partnerships or other business entities controlled by the Corporation. (As used herein, “controlled by” means (i) the ownership of not less than 50% of the voting stock or other interests of a corporation, partnership or other business entity, or (ii) the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a corporation, partnership or other business entity, whether through the ownership of voting shares, by contract or otherwise.) The Corporation has not made any investments in, nor does it own, any of the capital stock of, or any other proprietary interest in, any other corporation, partnership or other business entity, other than SMTB Financial Group LLC.

3.4 All requisite consents of governmental and other regulatory agencies, required to be received by or on the part of the Corporation or any of the Shareholders to enable the Shareholders to enter into and carry out this Agreement in all material respects have been, or prior to the Closing will have been, obtained.

3.5 Substantially all contracts for agency appointment as of June 30, 2003 between the Corporation and its Insurance Carriers (hereinafter referred to as the “Agency Appointment Contracts”) will have been confirmed by such Insurance Carriers to continue to be in full force and effect after the sale of stock to Purchaser contemplated hereby. For the purpose of this paragraph “Substantially all contracts” shall mean the contracts representing not less than ninety-five percent (95%) of the agency revenue commission of the Corporation for the last fiscal year.

3.6 This Agreement constitutes each Shareholder’s valid and binding obligation and is enforceable in accordance with its terms. The Shareholders are the sole record and beneficial owners of their respective shares of Stock, free and clear of all manner of liens, charges, encumbrances, and claims. Each of the Shareholders has good and marketable title to that number of shares of the Stock as set forth in the preambles of this Agreement, and has the absolute and unqualified right to sell, transfer and deliver such Stock to Purchaser. The delivery of the Stock to Purchaser on the Closing Date pursuant to the provisions of this Agreement will transfer valid title thereto, free and clear of all manner of liens, charges, encumbrances and claims.

3.7 To the best of their knowledge, the books of account of the Corporation reflect all of its terms of income and expense and all of its assets, liabilities and accruals required to be reflected therein in accordance with generally accepted accounting principles. The financial statements of the Corporation represent the financial position of the Corporation as of the date of such statements and the results of the operations of the Corporation for each of its fiscal years and periods and to the best of their knowledge were prepared in conformity with generally accepted accounting principles consistently applied throughout the fiscal years covered thereby.

3.8. As of the date of this Agreement, the Corporation has no material debts, liabilities or obligations, contingent or absolute, other than those debts, liabilities and obligations reflected on the Corporation’s most recent financial statement or as listed on Schedule 3.8 attached hereto and made a part hereof.

3.9 Except as set forth in Schedule 3.9 hereto, the Corporation has not:

(a) issued or sold, or agreed to issue or sell any of its capital stock or options or rights to purchase such stock or effected any subdivision or other recapitalization affecting its capital stock;

(b) declared, paid or set aside any dividends or other distributions or payments on its capital stock, or redeemed or repurchased, or agreed to redeem or repurchase, any shares of its capital stock other than in the ordinary course of business or consistent with the past practice of the Corporation;

(c) incurred any material obligation or liability, absolute or contingent, except those arising in the ordinary and usual course of its business;

(d) discharged or satisfied any lien or encumbrance, except in the ordinary and usual course of business, or paid or satisfied any liability, absolute or contingent, other than current liabilities incurred in the ordinary and usual course of business;

(e) made any wage or salary increases or granted any bonuses to any of its employees, independent contractors or outside producers, other than wage and salary increases and bonuses granted in accordance with its normal salary increases and bonus policies, except as disclosed to Purchaser;

(f) mortgaged, pledged or subjected to any lien or other encumbrances any of its properties or assets, or permitted any of its property or assets to be subjected to any lien or other encumbrance, except as disclosed to Purchaser;

(g) sold, assigned or transferred any of its properties or assets, except in the ordinary and usual course of business;

(h) waived any rights of substantial value, or cancelled, modified or waived any indebtedness for borrowed money held by it, except in the ordinary and usual course of business, or

(i) made any loans or advances to any person, or assumed, guaranteed, endorsed or otherwise became responsible for the obligations of any person.

3.10 There have been no changes in the properties, operations or financial condition of the Corporation, and no event has occurred other than in the ordinary and usual course of business which could be reasonably expected to have a materially adverse effect upon the business of the Corporation, and none of the Shareholders knows of any development or threatened development which could be reasonably expected to have a materially adverse effect upon the business of the Corporation or upon any of its assets or properties, including, without limitation, the loss of any licenses or Agency Appointment Contracts which loss would have a materially adverse effect upon the business of the Corporation.

3.11 To the best of their knowledge, all of the tax returns of the Corporation have been prepared in conformity with information contained in the books and records of the Corporation. To the best of their knowledge, all taxes, including, without limitation, income, property, sales, use, franchise, capital stock, excise, employees income withholding, social security and unemployment taxes imposed by the United States, any state or by any other taxing authority, which have or may have become due or payable by the Corporation and all interest and penalties thereon, whether disputed or not, have been paid in full or adequately provided for by reserves shown in the Corporation’s books of account; all deposits required by law to be made by the Corporation with respect to estimated income, franchise and employees withholding taxes have been duly made; and all tax returns, including estimated tax returns, required to be filed have been duly filed. No extension of time for the assessment of deficiencies for any year is in effect. No deficiency is proposed or, to the knowledge of the Shareholders, threatened against the Corporation.

3.12 Except as set forth in Schedule 3.12 hereto, the Corporation owns outright, and has good and marketable title to, all of its assets, properties and business, free and clear of all liens, mortgages, pledges, conditional sales agreements, restrictions on transfer or other encumbrances or charges. The Corporation does not own or have an interest in any patents, copyrights, trademarks, trade names and other similar intangible assets. The assets owned or leased by the Corporation, are, in the reasonable business judgment of each of the Shareholders, sufficient to permit the Corporation to conduct its business as now conducted. The Corporation is not a party to any license or agreements requiring the payment to any person, firm or corporation of any royalty, except as set forth in Schedule 3.12 hereto. To the best of their knowledge, the Corporation is not infringing upon any patent, copyright, trade name or trademark or otherwise violating the rights of any third party with respect thereto, and no proceedings have been instituted or, to the knowledge of each of the Shareholders, are threatened and no claim has been received by the Corporation or any Shareholder alleging any such violation.

3.13 All of the insurance policies owned by the Corporation are listed on Schedule 3.13 hereto and are valid and enforceable policies, as to which premiums have been paid currently. None of the Shareholders knows of any state of facts, or of the occurrence of any event which might reasonably form the basis for any claim against the Corporation not fully covered by insurance or result in a material increase in insurance premiums of the Corporation.

3.14 Except as set forth in Schedule 3.14 hereto, there are no actions, suits, proceedings or governmental investigations relating to the Corporation, pending or to the best of their knowledge threatened, or any order, injunction, award or decree outstanding against the Corporation; and none of the Shareholders knows of any basis for any such action, suits or proceedings or governmental investigations. The Corporation is not in violation of any law, regulation, ordinances, order, injunction, decree, award or other requirement of any governmental body, court or arbitrator relating to its properties, assets or business.

3.15 Except as set forth in Schedule 3.15 hereto, the lease for the premises where the Corporation maintains its principal office is in full force and effect and all rent and additional rent payments due thereunder have been paid currently. Neither the Corporation nor the landlord is in default of any of the terms of such lease, nor has the Corporation received any notice of default from landlord, and the sale of the Stock contemplated herein does not constitute an assignment under the terms of such lease or otherwise require the consent of the landlord thereunder.

3.16 Except as listed and described on Schedule 3.16 hereto, the Corporation is not a party to, or bound by any:

(a) contractual obligation or contractual liability of any kind to the Shareholders;

(b) contract, arrangement, commitment or understanding with its clients or any officer, employee, shareholder, director, representative or agent thereof for the repurchase of products, sharing of fees, the rebating of charges to such clients, or similar arrangements;

(c) contract of employment with any officer or employee who is currently employed by the Corporation;

(d) contract for payment of compensation, bonuses or commissions with any independent contractor or outside producer;

(e) deferred compensation, bonus or incentive plans or agreements which are not able to be terminated at will without penalty or any continuing obligation or liability;

(f) management or consulting agreements which are not terminable at will without penalty or any continuing obligation or liability;

(g) lease for personal property (other than equipment used in the ordinary course of business), license or royalty agreement;

(h) union or other collective bargaining agreement;

(i) agreement, commitment or understanding relating to the indebtedness for borrowed money;

(j) contract which by its terms, requires the consent of any party thereto to the consummation of the transactions contemplated hereby;

(k) contract containing restrictive covenants limiting the freedom of the Corporation or any of the Shareholders to engage or compete in any line of business or with any person in any geographical area;

(l) contract relating to the acquisition or sale of any business;

(m) voting trust agreement or similar shareholders’ agreement;

(n) other contract, agreement, commitment or understanding which materially affects any of its properties, assets or business, whether directly or indirectly, or which was entered into other than in the ordinary course of business.

The Corporation (i) has performed all obligations required to be performed by it to date under all of the agreements listed on Schedule 3.16, (ii) is not in default in any materials respect under any of the such agreements and (iii) has not received notice of any default or alleged default thereunder which has not since been cured or which notice has not been withdrawn. None of the Shareholders knows of any material default under any of the such agreements by any other party thereto or by any party bounded thereby.

3.17 Except for normal wear and tear and servicing requirements, all equipment regularly used by the Corporation in the conduct of its business is in good operating condition.

3.18 To the knowledge of each of the Shareholders after due inquiry, all of the insurance renewals and accounts receivable reflected in the books of account of the Corporation arose in the ordinary course of its business, from the sale of services or products and none of the Shareholders, after reasonable inquiry, knows, or has reason to, know, of any valid defense or right of set-off to the right of the Corporation to collect such insurance renewals and accounts receivables in the full amounts shown on such books of account.

3.19 Schedule 3.19 attached hereto, sets forth:

(a) all permits, licenses and approvals from all federal and state governmental regulatory authorities held by the Corporation. The Corporation has all permits, licenses and approvals of all federal and state governmental or regulatory authorities required of it to carry on its business as presently conducted;

(b) all such permits, licenses and approvals are in full force and effect, no suspension or cancellation of any of such permits, licenses or approvals is threatened;

(c) the Corporation is in compliance in all respects with all requirements, standards and procedures of federal and state governmental authorities which have issued such permits, licenses and approvals.

3.20 No Shareholder nor any member of his family, owns any property or rights, tangible or intangible, used in or related, directly or indirectly, to the business of the Corporation except as set forth in Schedule 3.20 hereto.

3.21 Schedule 3.21 hereto contains a list of the names and current salary rates of, bonus commitments to and all other compensation payable to all present officers of the Corporation, and the names and current annual salary rates of, bonus commitments to and all other compensation payable to all other persons employed by the Corporation and all outside producers of the Corporation.

3.22 Except as set forth in Schedule 3.22 hereto, the Corporation does not have any pensions, annuities, retirement agreements, profit sharing plans, defined benefit plan or defined contribution plan or contracts affecting any person who is currently employed by the Corporation, and if the Corporation has a defined benefit plan or defined contribution plan that such plan(s) is fully funded.

3.23 Neither the execution and delivery of this Agreement nor compliance by each of the Shareholders with any of the provisions hereof nor the consummation of the transactions contemplated hereby will:

(a) violate or conflict with any provision of the Certificate of Incorporation or By-Laws of the Corporation.

(b) violate or, alone or with notice of the passage of time, result in the material breach or termination of, or otherwise give any contracting party the right to terminate, or declare a material default under, the terms of any agreement or other document or undertaking, oral or written, to which the Corporation or any Shareholder is a party or by which any of them or any of their respective assets may be bound (except for such violations, conflicts, breaches or defaults as to which required waivers or consents by other parties have been, or will, prior to the Closing, be, obtained);

(c) result in the creation of any lien, security interest, charge or encumbrance upon any of the assets or shares of stock of the Corporation pursuant to the terms of any such agreement or instrument;

(d) violate any judgment, order, injunction, decree or award against, or binding upon, the Corporation, or any Shareholders or upon their respective assets;

(e) violate any law or regulation of any jurisdiction relating to the Corporation or any of its capital stock or assets.

3.24 No representation, warranty or statement by any Shareholder in this Agreement contains any untrue statement of a material fact, or omits or will omit a fact necessary in order to make such representations, warranties or statements not materially misleading. Without limitation of the foregoing, there is no fact known to any Shareholder that has had, or which may be reasonably expected to have, a materially adverse effect on the Corporation or its assets and business and that has not been disclosed in writing to Purchaser.

3.25 All of the Schedules referred to herein shall be provided to Purchaser within fourteen (14) days of the date hereof.

ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser makes the following representations and warranties to each of the Shareholders, each of which shall be deemed material, and the Shareholders, in executing this Agreement, have relied and will rely on the correctness and completeness of such representations and warranties.

4.1 Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of New York. Purchaser has the corporate power to carry on its business as now conducted and to own its assets.

4.2 Purchaser has full corporate power to exercise, deliver and perform and observe all of the terms and provisions of this Agreement, and has taken all corporate action necessary to authorize the execution, delivery and performance of this Agreement.

4.3 The execution, delivery and performance of this Agreement does not and shall not violate, result in any default or acceleration under or conflict with any terms of any law, charter, by-law, lien, order, judgment, decree or contract to which Purchaser is a party or is subject or by which Purchaser is bound. This Agreement constitutes the legal valid and binding obligation of Purchaser enforceable in accordance with its terms.

ARTICLE V

CONDITIONS PRECEDENT TO CLOSING

5.1 The obligation of Purchaser to purchase the Stock is subject to the fulfillment prior to the Closing Date of each of the conditions set forth in this Article V.

5.2 The Corporation shall have obtained written confirmation from the insurance carriers with whom it has substantially all of its Agency Appointment Contracts that such Agency Appointment Contracts shall remain in full force and effect after the transactions contemplated hereby. For the purpose of this paragraph “substantially all of such Agency Appointment Contracts” shall mean the contracts representing not less than ninety-five percent (95%)of the agency revenue commission of the Corporation for the last fiscal year.

5.3 Purchaser shall have obtained approval (or a “no action letter”) from the federal and New York State regulatory authorities having jurisdiction thereof of the transactions contemplated hereby.

5.4 The Corporation, the Shareholders and Purchaser shall each have obtained all consents of third parties necessary for the performance by each of them of all of their other respective obligations under this Agreement and such other consents, if any, to prevent:

(a) the agreements of the Corporation from terminating, the termination of which would have a material adverse effect on the Corporation or

(b) any indebtedness of the Corporation from becoming immediately due and payable.

5.5 All representations and warranties of the Shareholders contained in this Agreement and in any written statements, certificates, schedules, leases or other documents delivered pursuant hereto or in connection with the transactions contemplated hereby shall be true and correct as at the Closing Date, as if made on and as of the Closing Date.

5.6 The Shareholders shall have performed and complied with all covenants and agreements contained in this Agreement to be performed or complied with by each of them prior to or at the Closing Date.

5.7 No action, suit, proceeding or investigation shall have been instituted and be continuing before any court or governmental agency and be unresolved, to restrain or to prevent or to obtain damages in respect of, the carrying out of the transactions contemplated hereby, or which might affect the right of Purchaser to own the Stock or to operate or control the business of the Corporation after the Closing Date, or which might have a materially adverse effect on the transactions contemplated hereby.

5.8 Purchaser shall have received a certificate dated the Closing Date, signed by the President and Secretary of the Corporation and by each of the Shareholders as to the satisfaction of the conditions contained in paragraphs 5.4 and 5.5 hereof.

5.9 There shall not have been any material adverse change at the Closing Date in the business, assets and financial position of the Corporation since the date of this Agreement.

5.10 INTENTIONALLY DELETED

5.11 INTENTIONALLY DELETED.

5.12 Purchaser shall be entitled at reasonable times and upon reasonable notice to conduct an examination of the business and assets of the Corporation which examination shall be a review and audit of the books and records of the Corporation, including but not limited to following items: the books of account, financial statements (audited and unaudited), federal and state income and corporate tax returns, Agency Appointment Contracts, leases for real property, equipment leases, maintenance agreements, insurance policies maintained by the Corporation, corporate minute books, by-laws, stock certificates, stock ledger, shareholder agreements, if any, employment, consulting and non-competition agreements, if any, deferred compensation, incentive compensation, retirement, profit sharing or other employee benefit plans, if any, documentation relating to any legal or administrative proceeding pending or threatened involving the Corporation, agency and broker licenses, sublicenses and all renewals thereof, all documents or agreements evidencing outstanding borrowings or guarantees of the Corporation, and all other contracts to which the Corporation is a party. The Shareholders shall make the documentation requested by Purchaser for such examination available at the Corporation’s office upon reasonable notice and Purchaser shall be permitted to make photocopies of such documentation. Purchaser shall use its best efforts to conduct its examination so as not to interfere or disrupt the operation of the Corporation. Purchaser shall keep all of the information obtained during its examination confidential in accordance with paragraph 11.1 hereof. Purchaser shall return all documents belonging to the Corporation and photocopies made thereof to the Corporation in the event that Purchaser does not close on the transaction contemplated herein.

(b) Purchaser shall use its best efforts to conduct its examination within a reasonable period of time (not exceeding 60 days) following the execution of this Agreement by all of the parties hereto.

(c) Notwithstanding the examination conducted by Purchaser described above, Purchaser shall be entitled to rely on the representations, warranties, covenants and agreements made by the Shareholders in this Agreement.

ARTICLE VI

ACCOUNTS RECEIVABLES AND INSURANCE RENEWALS

6.1 It is understood and agreed by the parties hereto that all income, commissions, accounts receivables and insurance premium renewals that are paid to the Corporation up to the Closing Date shall be for the account of the Shareholders, and that all income, commissions, accounts receivables and insurance premiums renewals that are due and owing to the Corporation as of the Closing Date and thereafter shall be for the account of Purchaser.

6.2 The Shareholders agree that they shall not take any action to alter the normal flow of the account receivables of the Corporation between the execution of this Agreement and the Closing Date.

ARTICLE VII

EMPLOYMENT

7.1 Commencing on the Closing Date and continuing for a period of three (3) years thereafter, the Corporation shall employ the Shareholders to render services on its behalf pursuant to the Employment Agreement attached hereto.

7.2 The Corporation shall pay to each of SEIGERMAN and MULVEY an annual salary of $160,000. During such period of employment, SEIGERMAN and MULVEY shall each be entitled to five (5) weeks vacation for which they shall be paid. The Corporation shall provide both SEIGERMAN and MULVEY with an automobile of their own choosing which shall be leased by the Corporation for not more than $1,200 per month. During said period of employment, the Corporation shall continue to provide both SEIGERMAN and MULVEY with the same health insurance coverage maintained on their behalf by the Corporation prior to the Closing Date.

7.3 The Corporation shall pay to BENTIVEGNA an annual salary of $138,000.00. During such period of employment, BENTIVEGNA shall each be entitled to four (4) weeks vacation for which she shall be paid. The Corporation shall provide BENTIVEGNA with an automobile of her own choosing which shall be leased by the Corporation for not more than $700 per month. During said period of employment, the Corporation shall continue to provide BENTIVEGNA with the same health insurance coverage maintained on her behalf by the Corporation prior to the Closing Date.

7.4 The Shareholders agree to be employed by the Corporation after the Closing Date in accordance with the terms of the Employment Agreement attached hereto as Schedule 7.4.

7.5 The amounts paid by the Corporation pursuant to this Article VII shall be included as expenses of the Corporation for the purpose of determining the Net Income of the Corporation pursuant to paragraph 2.3(c) herein.

ARTICLE VIII

COVENANT NOT TO COMPETE

8.1 Each of the Shareholders covenants that during the period of time that he or she is employed by the Corporation after the Closing Date, he shall not engage as an agent, broker, independent contractor, employee or consultant in a company that is not affiliated with the Corporation or become a director, officer, member or partner in a corporation, limited liability company, partnership or other type of entity, which is in the business of selling insurance products and services and/or offering mutual fund investment services.

8.2 Each of the Shareholders covenants that for a period of three (3) years from the date of termination of his or her employment with the Corporation, he shall not engage as an agent, broker, independent contractor, employee or consultant in a company or become interested, either directly or indirectly, as an owner, director, officer, member or partner in a corporation, limited liability company, partnership or other type of entity, which is in the business of selling insurance products and services and/or offering mutual fund investment services in the following counties in New York State: Suffolk, Nassau, Queens, Kings, New York or Staten Island.

8.3 Each of the Shareholders covenants that for a period of three (3) years from the date of termination of his or her employment with the Corporation, he shall not solicit the business of any person or entity that was a client of the Corporation on the date of the termination of his employment with the Corporation.

8.4 The parties hereto agree that, in the event of a breach of this Article 8, the remedy at law would be inadequate and Purchaser shall be entitled to seek immediate injunctive relief. The existence of any claim or cause of action of a Shareholder against Purchaser, whether predicated on this Agreement or otherwise, will not constitute a defense to the enforcement by Purchaser of this covenant. Purchaser shall be entitled to seek enforcement by temporary restraining order and preliminary and permanent injunctions.

8.5 It is expressly understood and agreed that although the parties hereto consider the restrictions contained herein reasonable as to protected business, duration and geographic area, in the event any court of competent jurisdiction deems them to be unreasonable, then such restriction shall apply to the broadest business, longest period and largest territory as may be considered reasonable by such court and this Agreement as so amended shall be enforced.

8.6 INTENTIONALLY DELETED

ARTICLE IX

CLOSING

9.1 The closing provided for herein shall occur within ten (10) business days after the last of the conditions precedent specified in paragraphs 5.2, 5.3, 5.4 and 5.12 hereof shall have been completed or on such other date to which the parties may mutually agree (the “Closing Date”). The closing shall take place at the Purchaser’s office at One East Main Street, Smithtown, New York at 10:00 o’clock a.m.

9.2 On the Closing Date, the Shareholders will deliver or cause to be delivered to Purchaser:

(a) certificates representing the Stock owned by the Shareholders, endorsed to Purchaser or accompanied by all instruments and documents as is in opinion of Purchaser’s counsel shall be necessary to effect the transfer of and to vest title in and to the Stock in Purchaser, free and clear of all manner of liens, pledges, encumbrances, charges and claims thereon;

(b) the certificate required by paragraph 5.8 hereof;

(c) a Certificate of Good Standing for the Corporation issued by the New York State Secretary of State within fifteen (15) business day of the Closing Date;

(d) the Certificate of Incorporation of the Corporation, filing receipt issued by the New York State Secretary of State, By-Laws and the Corporation’s corporate books and seals;

(e) such other certified resolutions, documents and certificates as are required to be delivered by the Corporation and the Shareholders pursuant to the provisions of this Agreement.

(f) the employment agreements required by Article VII hereof;

(g) an actuarial analysis and certification that as of the Closing Date, all contribution have been made to the defined benefit plan or defined contribution plan of the Corporation, and that all required forms have been filed and the Corporation has complied with all requirements of such plans.

9.3 On the Closing Date, Purchaser will deliver or cause to be delivered:

(a) the amounts required pursuant to paragraph 2.3(b) hereof;

(b) the employment agreements required by Article VII hereof;

(c) such other certified resolutions, documents and certificates as are required to be delivered by Purchaser pursuant to the provisions of this Agreement.

9.4 On the Closing Date, the Corporation shall retain an amount equal to two (2) months of the Corporations annual working capital for its last fiscal year which amount shall be mutually agreed to by Purchaser and the Corporation (the “working capital”). Purchaser acknowledges that the Shareholders shall withdraw any cash in the Corporation in excess of the working capital prior to the Closing Date.

9.5 On the Closing Date, the Corporation’s Board of Directors will be expanded to consist of a total of the following five directors: Barry M. Seigerman, John K. Mulvey, Bradley E. Rock, Anita Florek and John Romano. The Board of Directors shall appoint Barry M. Seigerman as President and Chief Executive Officer and John K. Mulvey as Executive Vice President and Chief Operating Officer and Joanne Bentivegna as Senior Vice President for the Corporation.

ARTICLE X

INDEMNIFICATION

10.1 From and after the Closing Date, the Shareholders, jointly and severally, agree to indemnify, defend and hold Purchaser harmless against and in respect of any and all claims, liabilities, of every kind, nature and description, obligations, costs, expenses and damages, including, without limitation, reasonable attorneys’ fees and expenses in connection with any actions, suits, claims or legal, administrative, arbitration governmental or other proceedings or investigations relating to or arising in connection with:

(a) any transaction, event, action or inaction by the Shareholders or the Corporation or its agents which commenced or occurred on or prior to the Closing Date;

(b) any misrepresentation, breach of warranty or non-fulfillment of any condition precedent on the part of the Shareholders under this Agreement or any other agreement or instrument executed in connection with the transaction contemplated hereby, and

(c) the enforcement of this Article X.

10.2 Purchaser agrees to notify the indemnifying party with reasonable promptness of any claim asserted against such indemnified party in respect of which the indemnifying party, or any of them, may be liable under this Agreement, which notification shall be accompanied by a written statement setting forth the basis of such claim and the amount of the claim, if it is determinable. An indemnifying party shall have the right to defend any such claim at his own expense and with counsel of his own choosing, provided, however, that such counsel shall have been approved by Purchaser prior to engagement, which approval shall not be unreasonably withheld or delayed, and provided further, that Purchaser may participate in the defense and settlement of such claim. The indemnifying party agrees to pay to Purchaser at the time of the final determination of any such action, claim, investigation or other proceeding, an amount sufficient to indemnify Purchaser to the full extent of its losses and expenses sustained by reason thereof.

10.3 From and after the Closing Date, Purchaser agrees to indemnify, defend and hold the Shareholders harmless against and in respect of any and all claims, liabilities of of every kind, nature and description, obligations, costs, expenses and damages, including, without limitation, reasonable attorneys’ fees and expenses in connection with any actions, suits, claims or legal, administrative, arbitration governmental or other proceedings or investigations relating to or arising in connection with any misrepresentation or breach of warranty contained in Article VI of this Agreement or any transaction, event or inaction by Purchaser or the Corporation or its agents which commenced or occurred after the Closing Date and is not the result of any action or inaction by the Shareholders.

ARTICLE XI

MISCELLANEOUS

11.1 Each of the parties hereto agree that such party and its agents will hold in strict confidence all information and documents received from the other parties and if the transactions herein contemplated shall not be consummated, each party will continue to hold such information and documents in strict confidence and will return to such other party all documents in their possession without retaining any photocopies thereof; provided, however, that each party’s obligations under this paragraph 11.1 to maintain such confidentiality shall not apply to any information or documents that are in the public domain at the time furnished by the other or that become in the public domain thereafter through any means other than as a result of any act of the party who received it or of its agents which constitutes a breach of this Agreement, or that are required by applicable law to be disclosed.

11.2 Each of the parties hereto acknowledge that no person or entity has acted as a broker in connection with this Agreement or the transaction contemplated hereby and that no finder’s fee, broker’s commission or similar charge is owed to any such person or entity. Each of the parties hereto agrees to indemnify and hold the other harmless from and against any such claim.

11.3 All risk of loss due to fire or other casualty or any other reason between the date of this Agreement and the Closing Date shall be upon the Shareholders. In the event that any such loss should occur prior to the Closing Date causing a substantial interruption to the business of the Corporation, Purchaser may cancel this Agreement and the downpayment made under paragraph 2.2(a) hereof shall be returned in full to the Purchaser, and the parties shall have no further liability to each other.

11.4 All notices, request, demand, and other communications required or permitted to be given hereunder shall be in writing and shall be deemed to have been given if delivered personally, delivered by overnight-courier service, or mailed by registered or certified mail, to the addresses provided below or to such other addresses as any party shall hereinafter designate to the others in writing:

If to the Shareholders:	Barry M. Seigerman
28 Lubber Street
Stony Brook, New York 11790

John K. Mulvey
25 Boylan Lane
Blue Point, New York 11715

Joanne Bentivegna
6 Michelle Drive
Shoreham, New York 11786

with a copy to:	Lawrence A. Siegel, Esq.
One Suffolk Square, Suite 330
Islandia, New York 11749

If to Purchaser:	Bank of Smithtown
One East Main Street
Smithtown, New York 11787
Attention: Bradley E. Rock
Chairman, Chief Executive Officer
& President

with a copy to:	Patricia C. Delaney, Esq.
400 Town Line Road, Suite 110
Hauppauge, New York 11788

11.5 (a) This Agreement shall be governed by and construed in accordance with the substantive and procedural laws of the State of New York.

(b) Each party to this Agreement hereby irrevocably consents and agrees that any legal action, suit, or proceeding arising out of or in any way in connection with this Agreement shall be instituted or brought only in the courts of the State of New York or United States District Court located in Suffolk County, New York. By execution and delivery of this Agreement, such party hereby irrevocably accepts and submits to the exclusive jurisdiction of such courts.

11.6 This Agreement contains the entire agreement between the parties hereto and may not be amended or modified, nor may any of the terms, conditions, covenants, representations or warranties herein be waived, except in writing signed by each of the parties hereto. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right of such party at a later time to enforce the same.

11.7 INTENTIONALLY DELETED

11.8 If any provision of this Agreement or the application of any such provision to any person or circumstances shall be held invalid or unenforceable, such provision shall be deemed limited to the extent necessary to render it valid and enforceable and the remainder of this Agreement and the application of such provision other than to the extent it was held invalid will not be invalidated or affected thereby.

11.9 The use of the masculine gender in this Agreement shall be deemed to include the feminine gender, as appropriate in the context used.

11.10 This Agreement shall be binding upon the parties hereto, and their personal representatives, successors and assigns.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

/s/ Barry M. Seigerman		/s/ John K. Mulvey
Barry M. Seigerman		John K. Mulvey

/s/ Joanne Bentivegna
Joanne Bentivegna

Bank of Smithtown		Seigerman-Mulvey Insurance Co., Inc.

By:	/s/ Bradley E. Rock	By:	/s/ John K. Mulvey
	Bradley E. Rock, President		John K. Mulvey, President

EMPLOYMENT AGREEMENT

Agreement made this 31st day of August, 2004 by and between SEIGERMAN-MULVEY CO., INC. a corporation duly organized under the laws of the State of New York (hereinafter referred to as the Corporation) and BARRY M. SEIGERMAN (hereinafter referred to as the Employee),

WITNESSETH:

WHEREAS the Corporation desires to assure itself of the continued services of Employee and to that end desires to enter into a contract of employment with him, upon the terms and conditions herein set forth; and

WHEREAS, Employee is desirous of entering into such a contract of employment;

NOW THEREFORE, in consideration of the premises and the mutual covenants herein set forth, the parties hereto agree as follows:

1. The Corporation hereby employs Employee during the employment period, as hereinafter fixed, as an executive with the title of President and Chief Executive Officer, or with such other title as the Board of Directors from time to time may determine, to serve as an Insurance Broker for all lines of insurance products offered by the Corporation and for which Employee is licensed, and to perform such services and duties as may be assigned to him from time to time by the Board of Directors of the Corporation. As President and Chief Executive Officer, the Employee shall exercise general supervision and authority over all of the business affairs and property of the Corporation, provided, however, that his title and authority may be changed or limited at any time in the discretion of the board of directors in its capacity representing the shareholders. For the purpose of this Agreement the term “lines of insurance” includes Property, Casualty, Life and Health Insurance, Employee Benefits, Personal and Commercial Insurance, Investment Products and all other insurance coverages, products and services incidental thereto. Employee agrees to join with the Corporation and to exercise his best efforts in the development of the sale of insurance products and services and mutual funds for the Corporation within the parameters set forth by the Corporation.

2. The employment period shall commence as of the Closing Date as such term is defined in the Stock Purchase and Sale Agreement between the Corporation and Bank of Smithtown dated April 14, 2004 and shall continue for a period of three (3) years thereafter, unless it is terminated earlier upon the occurrence of any of the following events:

(a) the death of Employee;

(b) Employee, by reason of physical or mental disability (excluding infrequent and temporary absences due to ordinary transitory illnesses), shall be unable, for more than six (6) monthsin the aggregate, during any twelve (12) month period, during the employment period, to perform the services required of him hereunder, the employment period shall terminate at the end of the month following the month in which either the Employee or the Corporation shall have given notice to the other of his or its intention to terminate the employment period because of such disability;

(c) Employee is discharged for his failure to materially fulfill his obligations hereunder;

(d) Employee fails to maintain the licenses required under New York State Insurance law, or

(e) the Corporation ceases to do business, unless the business is conducted by Bank of Smithtown or an affiliate of Bank of Smithtown.

3. (a) As compensation for the performance by Employee of his obligation under this Agreement, the Corporation shall pay to Employee during the employment period an annual salary of $160,000.00, payable weekly or in such other installments as may be agreed upon and subject to any applicable payroll and/or other taxes required by law to be withheld.

(b) The Corporation shall include Employee, if and when eligible, under the Corporation’s group employee benefit plans currently in effect for the employees of the Corporation. Employee’s contribution to the Corporation’s group employee benefit shall be at the same cost and rate as currently required for all employees of the Corporation.

(c) The Corporation shall provide Employee with an automobile of his own choosing which shall be leased by the Corporation for not more than $1,200 per month. The Corporation shall pay for the gasoline and maintenance expense and shall maintain in effect an automobile insurance policy for Employee’s automobile.

4. Employee shall be entitled each year during the term of his employment to a vacation period of five (5) weeks, during which period all salary, compensation, benefits and other rights to which Employee is entitled hereunder shall be provided in full.

5. Employee accepts the employment hereunder and agrees that:

a. During the employment period he shall faithfully perform his duties to the best of his ability and in accordance with the directions and orders of the Board of Directors of the Corporation and he shall devote his entire business time, attention and energies to the performance of such duties;

b. All products and services sold by Employee shall be placed with the carrier(s) and markets designated by the Corporation. All insurance business produced by Employee, both new and renewal, shall be written through the Corporation;

c. The ownership of all accounts, daily reports, expiration dates, profit-sharing accounts, overrides, expenses reimbursement payments, all records and all good will and all other items relating to customers of the Corporation shall be and remain the exclusive property of the Corporation.

6. (a) During the term of his employment with the Corporation, Employee shall not engage as an agent, broker, independent contractor, employee or consultant in a company or become a director, officer, member or partner in a corporation, limited liability company, partnership or other type of entity, which is in the business of selling insurance products and services and/or offering mutual funds investment services.

(b) For a period of three (3) years from the date of termination of Employee’s employment with the Corporation, for any reason, Employee shall not engage as an agent, broker, independent contractor, employee or consultant in a company or become interested, either directly or indirectly, as an owner, director, officer, member or partner in a corporation, limited liability Corporation, partnership or other type of entity, which is in the business of selling insurance products and services and/or offering mutual fund investment services in the following counties in New York State: Suffolk, Nassau, Queens, Kings, New York or Staten Island.

(c) For a period of three (3) years from the date of termination of the his employment with the Corporation, Employee shall not solicit the business of any person or entity that was a customer or client of the Corporation on the date of the termination of his employment with the Corporation.

(e) It is expressly understood and agreed that although the parties hereto consider the restrictions contained herein reasonable as to protected business, duration and geographic area, in the event any court of competent jurisdiction deems them to be unreasonable, then such restriction shall apply to the broadest business, longest period and largest territory as may be considered reasonable by such court and this Agreement as so amended shall be enforced.

(f) The existence of any claim or cause of action of Employee against the Corporation, whether predicated on this Agreement or otherwise, will not constitute a defense to the enforcement by the Corporation of this covenant. The Corporation shall be entitled to seek enforcement by temporary restraining order and preliminary and permanent injunctions.

7. Except as may be required by the lawful order of a court or agency of competent jurisdiction, or applicable law, or except to the extent that Employee has the express authorization of the Corporation, Employee shall keep secret and confidential, indefinitely all nonpublic information concerning the Corporation or any customer or client of the Corporation which was acquired by or disclosed to Employee as a result of and during the course of his employment with the Corporation following his termination of employment and Employee agrees not to disclose the same directly or indirectly, to any person, firm or business entity or use it in any way. Upon termination of employment, Employee shall promptly deliver to the Corporation all materials of a confidential nature relating to the Corporation’s business which are in Employee’s possession or control.

8. (a) All records, policies, documents, files and other information and materials and their contents shall forever remain the property of the Corporation

(b) No copies or facsimiles of those items referred to in subparagraph (a) above may be made or possessed by Employee without express written consent of the Corporation.

(c) All originals and copies of such items shall be turned over and delivered to the Corporation within 24 hours of termination of this Agreement.

9. In the event that the Corporation elects to cancel or not to renew an insurance policy covering the Employee, the Corporation shall give Employee notice of its election and Employee shall be given the opportunity to purchase the policy at his own cost and expense directly from the insurance carrier within sixty (60 days).

10. The parties acknowledge that remedies at law for breach of this Agreement will not adequately protect the Corporation and therefore, that the Corporation shall be entitled to a preliminary or permanent injunction to enforce the provisions of this Agreement if it is determined that the provisions herein have been violated. In the event that the provisions of this Agreement are violated and the Corporation obtains a preliminary or permanent injunction, the duration of the noncompetition agreement embodied in paragraph 6 herein shall be extended to five (5) years from the effective date of such injunction less any period between the termination of the Employee’s employment hereunder and the effective date of such injunction during which the Employee proves that he was not in violation of the provisions herein.

11. Any notice to be given by either party hereunder shall be in writing, mailed by certified or registered mail with return receipt requested, shall be addressed to the other party at the address hereinbefore stated or to such other address as may have been furnished by such other party in writing and shall be deemed to have been given on the date of mailing.

12. No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless in writing specifically referring hereto, and signed by both parties.

13. This instrument constitutes the entire agreement of the parties hereto with respect to Employee’s employment and his compensation therefor, except that nothing herein contained shall be construed as preventing Employee from either participating in such employee plans as the Corporation and its affiliates shall make available to Employee and others, or from receiving reimbursement from the Corporation or its affiliates for expenses reasonably incurred by Employee on its behalf or in the pursuit of his duties.

14. The failure to enforce any of the provisions of this Agreement at any time, or to require performance by the other party of any of the provisions hereof at any time, shall in no way be construed to be a waiver of such provisions or to affect either the validity of this Agreement, or any part hereof, or the right of either party thereafter to enforce each and every provision in accordance with the terms of this Agreement.

15. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

16. This Agreement shall be binding upon and shall inure to the benefit of the Corporation and any successor of the Corporation, and any such successor shall be deemed substituted for the Corporation under the provisions of this Agreement. For the purpose of this Agreement the term “successor” shall mean any person, firm, corporation or other business entity which at any time, whether by merger, purchase, liquidation or otherwise, shall acquire all or substantially all of the assets or business of the Corporation.

17. This Agreement shall be binding upon and shall inure to the benefit of Employee, his legal representatives and assigns, except that Employee’s obligation to perform such future services and rights to receive payment therefor are hereby expressly declared to be nonassignable and nontransferable.

IN WITNESS WHEREOF, THE PARTIES HERETO HAVE CAUSED THIS INSTRUMENT TO BE DULY EXECUTED AS OF THE DAY AND YEAR FIRST ABOVE WRITTEN.

SEIGERMAN-MULVEY CO., INC.

By:	/s/ John K. Mulvey	/s/ Barry M. Seigerman
	John K. Mulvey	Barry M. Seigerman
Executive Vice President

EMPLOYMENT AGREEMENT

Agreement made this 31st day of August, 2004 by and between SEIGERMAN-MULVEY CO., INC. a corporation duly organized under the laws of the State of New York (hereinafter referred to as the Corporation) and JOHN K. MULVEY (hereinafter referred to as the Employee),

WITNESSETH:

WHEREAS the Corporation desires to assure itself of the continued services of Employee and to that end desires to enter into a contract of employment with him, upon the terms and conditions herein set forth; and

WHEREAS, Employee is desirous of entering into such a contract of employment;

NOW THEREFORE, in consideration of the premises and the mutual covenants herein set forth, the parties hereto agree as follows:

1. The Corporation hereby employs Employee during the employment period, as hereinafter fixed, as an executive with the title of Executive Vice President and Chief Operating Officer, or with such other title as the Board of Directors from time to time may determine, to serve as an Insurance Broker for all lines of insurance products offered by the Corporation and for which Employee is licensed, and to perform such services and duties as may be assigned to him from time to time by the Board of Directors of the Corporation. As Executive Vice President and Chief Operating Officer, the Employee shall exercise general supervision and authority over all of the business affairs and property of the Corporation, provided, however, that his title and authority may be changed or limited at any time in the discretion of the board of directors in its capacity representing the shareholders. For the purpose of this Agreement the term “lines of insurance” includes Property, Casualty, Life and Health Insurance, Employee Benefits, Personal and Commercial Insurance, Investment Products and all other insurance coverages, products and services incidental thereto. Employee agrees to join with the Corporation and to exercise his best efforts in the development of the sale of insurance products and services and mutual funds for the Corporation within the parameters set forth by the Corporation.

2. The employment period shall commence as of the Closing Date as such term is defined in the Stock Purchase and Sale Agreement between the Corporation and Bank of Smithtown dated April 14, 2004 and shall continue for a period of three (3) years thereafter, unless it is terminated earlier upon the occurrence of any of the following events:

(a) the death of Employee;

(b) Employee, by reason of physical or mental disability (excluding infrequent and temporary absences due to ordinary transitory illnesses), shall be unable, for more than six (6) monthsin the aggregate, during any twelve (12) month period, during the employment period, to perform the services required of him hereunder, the employment period shall terminate at the end of the month following the month in which either the Employee or the Corporation shall have given notice to the other of his or its intention to terminate the employment period because of such disability;

(c) Employee is discharged for his failure to materially fulfill his obligations hereunder;

(d) Employee fails to maintain the licenses required under New York State Insurance law, or

(e) the Corporation ceases to do business, unless the business is conducted by Bank of Smithtown or an affiliate of Bank of Smithtown.

3. (a) As compensation for the performance by Employee of his obligation under this Agreement, the Corporation shall pay to Employee during the employment period an annual salary of $160,000.00, payable weekly or in such other installments as may be agreed upon and subject to any applicable payroll and/or other taxes required by law to be withheld.

(b) The Corporation shall include Employee, if and when eligible, under the Corporation’s group employee benefit plans currently in effect for the employees of the Corporation. Employee’s contribution to the Corporation’s group employee benefit shall be at the same cost and rate as currently required for all employees of the Corporation.

(c) The Corporation shall provide Employee with an automobile of his own choosing which shall be leased by the Corporation for not more than $1,200 per month. The Corporation shall pay for the gasoline and maintenance expense and shall maintain in effect an automobile insurance policy for Employee’s automobile.

4. Employee shall be entitled each year during the term of his employment to a vacation period of five (5) weeks, during which period all salary, compensation, benefits and other rights to which Employee is entitled hereunder shall be provided in full.

5. Employee accepts the employment hereunder and agrees that:

a. During the employment period he shall faithfully perform his duties to the best of his ability and in accordance with the directions and orders of the Board of Directors of the Corporation and he shall devote his entire business time, attention and energies to the performance of such duties;

b. All products and services sold by Employee shall be placed with the carrier(s) and markets designated by the Corporation. All insurance business produced by Employee, both new and renewal, shall be written through the Corporation;

c. The ownership of all accounts, daily reports, expiration dates, profit-sharing accounts, overrides, expenses reimbursement payments, all records and all good will and all other items relating to customers of the Corporation shall be and remain the exclusive property of the Corporation.

6. (a) During the term of his employment with the Corporation, Employee shall not engage as an agent, broker, independent contractor, employee or consultant in a company or become a director, officer, member or partner in a corporation, limited liability company, partnership or other type of entity, which is in the business of selling insurance products and services and/or offering mutual funds investment services.

(b) For a period of three (3) years from the date of termination of Employee’s employment with the Corporation, for any reason, Employee shall not engage as an agent, broker, independent contractor, employee or consultant in a company or become interested, either directly or indirectly, as an owner, director, officer, member or partner in a corporation, limited liability Corporation, partnership or other type of entity, which is in the business of selling insurance products and services and/or offering mutual fund investment services in the following counties in New York State: Suffolk, Nassau, Queens, Kings, New York or Staten Island.

(c) For a period of three (3) years from the date of termination of the his employment with the Corporation, Employee shall not solicit the business of any person or entity that was a customer or client of the Corporation on the date of the termination of his employment with the Corporation.

(e) It is expressly understood and agreed that although the parties hereto consider the restrictions contained herein reasonable as to protected business, duration and geographic area, in the event any court of competent jurisdiction deems them to be unreasonable, then such restriction shall apply to the broadest business, longest period and largest territory as may be considered reasonable by such court and this Agreement as so amended shall be enforced.

(f) The existence of any claim or cause of action of Employee against the Corporation, whether predicated on this Agreement or otherwise, will not constitute a defense to the enforcement by the Corporation of this covenant. The Corporation shall be entitled to seek enforcement by temporary restraining order and preliminary and permanent injunctions.

7. Except as may be required by the lawful order of a court or agency of competent jurisdiction, or applicable law, or except to the extent that Employee has the express authorization of the Corporation, Employee shall keep secret and confidential, indefinitely all nonpublic information concerning the Corporation or any customer or client of the Corporation which was acquired by or disclosed to Employee as a result of and during the course of his employment with the Corporation following his termination of employment and Employee agrees not to disclose the same directly or indirectly, to any person, firm or business entity or use it in any way. Upon termination of employment, Employee shall promptly deliver to the Corporation all materials of a confidential nature relating to the Corporation’s business which are in Employee’s possession or control.

8. (a) All records, policies, documents, files and other information and materials and their contents shall forever remain the property of the Corporation

(b) No copies or facsimiles of those items referred to in subparagraph (a) above may be made or possessed by Employee without express written consent of the Corporation.

(c) All originals and copies of such items shall be turned over and delivered to the Corporation within 24 hours of termination of this Agreement.

9. In the event that the Corporation elects to cancel or not to renew an insurance policy covering the Employee, the Corporation shall give Employee notice of its election and Employee shall be given the opportunity to purchase the policy at his own cost and expense directly from the insurance carrier within sixty (60 days).

10. The parties acknowledge that remedies at law for breach of this Agreement will not adequately protect the Corporation and therefore, that the Corporation shall be entitled to a preliminary or permanent injunction to enforce the provisions of this Agreement if it is determined that the provisions herein have been violated. In the event that the provisions of this Agreement are violated and the Corporation obtains a preliminary or permanent injunction, the duration of the noncompetition agreement embodied in paragraph 6 herein shall be extended to five (5) years from the effective date of such injunction less any period between the termination of the Employee’s employment hereunder and the effective date of such injunction during which the Employee proves that he was not in violation of the provisions herein.

11. Any notice to be given by either party hereunder shall be in writing, mailed by certified or registered mail with return receipt requested, shall be addressed to the other party at the address hereinbefore stated or to such other address as may have been furnished by such other party in writing and shall be deemed to have been given on the date of mailing.

12. No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless in writing specifically referring hereto, and signed by both parties.

13. This instrument constitutes the entire agreement of the parties hereto with respect to Employee’s employment and his compensation therefor, except that nothing herein contained shall be construed as preventing Employee from either participating in such employee plans as the Corporation and its affiliates shall make available to Employee and others, or from receiving reimbursement from the Corporation or its affiliates for expenses reasonably incurred by Employee on its behalf or in the pursuit of his duties.

14. The failure to enforce any of the provisions of this Agreement at any time, or to require performance by the other party of any of the provisions hereof at any time, shall in no way be construed to be a waiver of such provisions or to affect either the validity of this Agreement, or any part hereof, or the right of either party thereafter to enforce each and every provision in accordance with the terms of this Agreement.

15. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

16. This Agreement shall be binding upon and shall inure to the benefit of the Corporation and any successor of the Corporation, and any such successor shall be deemed substituted for the Corporation under the provisions of this Agreement. For the purpose of this Agreement the term “successor” shall mean any person, firm, corporation or other business entity which at any time, whether by merger, purchase, liquidation or otherwise, shall acquire all or substantially all of the assets or business of the Corporation.

17. This Agreement shall be binding upon and shall inure to the benefit of Employee, his legal representatives and assigns, except that Employee’s obligation to perform such future services and rights to receive payment therefor are hereby expressly declared to be nonassignable and nontransferable.

IN WITNESS WHEREOF, THE PARTIES HERETO HAVE CAUSED THIS INSTRUMENT TO BE DULY EXECUTED AS OF THE DAY AND YEAR FIRST ABOVE WRITTEN.

SEIGERMAN-MULVEY CO., INC.

By:	/s/ Barry M. Seigerman	/s/ John K. Mulvey
	Barry M. Seigerman, President	John K. Mulvey

EMPLOYMENT AGREEMENT

Agreement made this 31st day of August, 2004 by and between SEIGERMAN-MULVEY CO., INC. a corporation duly organized under the laws of the State of New York (hereinafter referred to as the Corporation) and JOANNE BENTIVEGNA (hereinafter referred to as the Employee),

WITNESSETH:

WHEREAS the Corporation desires to assure itself of the continued services of Employee and to that end desires to enter into a contract of employment with him, upon the terms and conditions herein set forth; and

WHEREAS, Employee is desirous of entering into such a contract of employment;

NOW THEREFORE, in consideration of the premises and the mutual covenants herein set forth, the parties hereto agree as follows:

1. The Corporation hereby employs Employee during the employment period, as hereinafter fixed, as an executive with the title of Senior Vice President, or with such other title as the Board of Directors from time to time may determine, to serve as an Insurance Broker for all lines of insurance products offered by the Corporation and for which Employee is licensed, and to perform such services and duties as may be assigned to him from time to time by the Board of Directors of the Corporation. For the purpose of this Agreement the term “lines of insurance” includes Property, Casualty, Life and Health Insurance, Employee Benefits, Personal and Commercial Insurance, Investment Products and all other insurance coverages, products and services incidental thereto. Employee agrees to join with the Corporation and to exercise her best efforts in the development of the sale of insurance products and services and mutual funds for the Corporation within the parameters set forth by the Corporation.

2. The employment period shall commence as of the Closing Date as such term is defined in the Stock Purchase and Sale Agreement between the Corporation and Bank of Smithtown dated April 14, 2004 and shall continue for a period of three (3) years thereafter, unless it is terminated earlier upon the occurrence of any of the following events:

(a) the death of Employee;

(b) Employee, by reason of physical or mental disability (excluding infrequent and temporary absences due to ordinary transitory illnesses), shall be unable, for more than six (6) months in the aggregate, during any twelve (12) month period, during the employment period, to perform the services required of him hereunder, the employment period shall terminate at the end of the month following the month in which either the Employee or the Corporation shall have given notice to the other of her or its intention to terminate the employment period because of such disability;

(c) Employee is discharged for her failure to materially fulfill her obligations hereunder;

(d) Employee fails to maintain the licenses required under New York State Insurance law, or

(e) the Corporation ceases to do business, unless the business is conducted by Bank of Smithtown or an affiliate of Bank of Smithtown.

3. (a) As compensation for the performance by Employee of her obligation under this Agreement, the Corporation shall pay to Employee during the employment period an annual salary of $138,000.00, to be adjusted annually plus incentive compensation, payable weekly or in such other installments as may be agreed upon and subject to any applicable payroll and/or other taxes required by law to be withheld.

(b) The Corporation shall include Employee, if and when eligible, under the Corporation’s group employee benefit plans currently in effect for the employees of the Corporation. Employee’s contribution to the Corporation’s group employee benefit shall be at the same cost and rate as currently required for all employees of the Corporation.

(c) The Corporation shall provide Employee with an automobile of her own choosing which shall be leased by the Corporation for not more than $700 per month. The Corporation shall pay for the gasoline and maintenance expense and shall maintain in effect an automobile insurance policy for Employee’s automobile.

4. Employee shall be entitled each year during the term of her employment to a vacation period of five (5) weeks, during which period all salary, compensation, benefits and other rights to which Employee is entitled hereunder shall be provided in full.

5. Employee accepts the employment hereunder and agrees that:

a. During the employment period he shall faithfully perform her duties to the best of her ability and in accordance with the directions and orders of the Board of Directors of the Corporation and he shall devote her entire business time, attention and energies to the performance of such duties;

b. All products and services sold by Employee shall be placed with the carrier(s) and markets designated by the Corporation. All insurance business produced by Employee, both new and renewal, shall be written through the Corporation;

c. The ownership of all accounts, daily reports, expiration dates, profit-sharing accounts, overrides, expenses reimbursement payments, all records and all good will and all other items relating to customers of the Corporation shall be and remain the exclusive property of the Corporation.

6. (a) During the term of her employment with the Corporation, Employee shall not engage as an agent, broker, independent contractor, employee or consultant in a company or become a director, officer, member or partner in a corporation, limited liability company, partnership or other type of entity, which is in the business of selling insurance products and services and/or offering mutual funds investment services.

(b) For a period of three (3) years from the date of termination of Employee’s employment with the Corporation, for any reason, Employee shall not engage as an agent, broker, independent contractor, employee or consultant in a company or become interested, either directly or indirectly, as an owner, director, officer, member or partner in a corporation, limited liability Corporation, partnership or other type of entity, which is in the business of selling insurance products and services and/or offering mutual fund investment services in the following counties in New York State: Suffolk, Nassau, Queens, Kings, New York or Staten Island.

(c) For a period of three (3) years from the date of termination of the her employment with the Corporation, Employee shall not solicit the business of any person or entity that was a customer or client of the Corporation on the date of the termination of her employment with the Corporation.

(e) It is expressly understood and agreed that although the parties hereto consider the restrictions contained herein reasonable as to protected business, duration and geographic area, in the event any court of competent jurisdiction deems them to be unreasonable, then such restriction shall apply to the broadest business, longest period and largest territory as may be considered reasonable by such court and this Agreement as so amended shall be enforced.

(f) The existence of any claim or cause of action of Employee against the Corporation, whether predicated on this Agreement or otherwise, will not constitute a defense to the enforcement by the Corporation of this covenant. The Corporation shall be entitled to seek enforcement by temporary restraining order and preliminary and permanent injunctions.

7. Except as may be required by the lawful order of a court or agency of competent jurisdiction, or applicable law, or except to the extent that Employee has the express authorization of the Corporation, Employee shall keep secret and confidential, indefinitely all nonpublic information concerning the Corporation or any customer or client of the Corporation which was acquired by or disclosed to Employee as a result of and during the course of her employment with the Corporation following her termination of employment and Employee agrees not to disclose the same directly or indirectly, to any person, firm or business entity or use it in any way. Upon termination of employment, Employee shall promptly deliver to the Corporation all materials of a confidential nature relating to the Corporation’s business which are in Employee’s possession or control.

8. (a) All records, policies, documents, files and other information and materials and their contents shall forever remain the property of the Corporation

(b) No copies or facsimiles of those items referred to in subparagraph (a) above may be made or possessed by Employee without express written consent of the Corporation.

(c) All originals and copies of such items shall be turned over and delivered to the Corporation within 24 hours of termination of this Agreement.

9. In the event that the Corporation elects to cancel or not to renew an insurance policy covering the Employee, the Corporation shall give Employee notice of its election and Employee shall be given the opportunity to purchase the policy at her own cost and expense directly from the insurance carrier within sixty (60 days).

10. The parties acknowledge that remedies at law for breach of this Agreement will not adequately protect the Corporation and therefore, that the Corporation shall be entitled to a preliminary or permanent injunction to enforce the provisions of this Agreement if it is determined that the provisions herein have been violated. In the event that the provisions of this Agreement are violated and the Corporation obtains a preliminary or permanent injunction, the duration of the noncompetition agreement embodied in paragraph 6 herein shall be extended to five (5) years from the effective date of such injunction less any period between the termination of the Employee’s employment hereunder and the effective date of such injunction during which the Employee proves that he was not in violation of the provisions herein.

11. Any notice to be given by either party hereunder shall be in writing, mailed by certified or registered mail with return receipt requested, shall be addressed to the other party at the address hereinbefore stated or to such other address as may have been furnished by such other party in writing and shall be deemed to have been given on the date of mailing.

12. No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless in writing specifically referring hereto, and signed by both parties.

13. This instrument constitutes the entire agreement of the parties hereto with respect to Employee’s employment and her compensation therefor, except that nothing herein contained shall be construed as preventing Employee from either participating in such employee plans as the Corporation and its affiliates shall make available to Employee and others, or from receiving reimbursement from the Corporation or its affiliates for expenses reasonably incurred by Employee on its behalf or in the pursuit of her duties.

14. The failure to enforce any of the provisions of this Agreement at any time, or to require performance by the other party of any of the provisions hereof at any time, shall in no way be construed to be a waiver of such provisions or to affect either the validity of this Agreement, or any part hereof, or the right of either party thereafter to enforce each and every provision in accordance with the terms of this Agreement.

15. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

16. This Agreement shall be binding upon and shall inure to the benefit of the Corporation and any successor of the Corporation, and any such successor shall be deemed substituted for the Corporation under the provisions of this Agreement. For the purpose of this Agreement the term “successor” shall mean any person, firm, corporation or other business entity which at any time, whether by merger, purchase, liquidation or otherwise, shall acquire all or substantially all of the assets or business of the Corporation.

17. This Agreement shall be binding upon and shall inure to the benefit of Employee, her legal representatives and assigns, except that Employee’s obligation to perform such future services and rights to receive payment therefor are hereby expressly declared to be nonassignable and nontransferable.

IN WITNESS WHEREOF, THE PARTIES HERETO HAVE CAUSED THIS INSTRUMENT TO BE DULY EXECUTED AS OF THE DAY AND YEAR FIRST ABOVE WRITTEN.

SEIGERMAN-MULVEY CO., INC.

By:	/s/ Barry M. Seigerman	/s/ Joanne Bentivegna
	Barry M. Seigerman, President	Joanne Bentivegna