Form 10-K
period 2004-12-31
SMITHTOWN BANCORP INC
filed 2005-03-16
CIK 747345

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                           Commission File #0 - 13314

                             SMITHTOWN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             New York                                     11-2695037
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

100 Motor Parkway, Suite 160, Hauppauge, NY               11788-5138
  (Address of Principal Executive Office)                  (Zip Code)

                                 (631) 360-9300
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act

                          Common Stock, $0.01 Par Value
                                (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

  Class of Common Stock                            Number of Shares Outstanding
                                                        as of March  8, 2005
---------------------------                     --------------------------------
    $0.01 Par Value                                          5,923,726

The aggregate market value of the Registrant's common stock held by nonaffiliates as of June 30, 2004 was approximately $211,855,473.

                       DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on April 21, 2005 are incorporated herein by reference into Part III.

                                     Part I

Item 1: Description of Business

Smithtown Bancorp, Inc. (the "Registrant" or "Bancorp" )is a New York State registered bank holding company with one wholly owned subsidiary, Bank of Smithtown (the "Bank"). The Registrant was organized as a New York business corporation and was incorporated under the laws of New York State in 1984. At the direction of the Board of Directors, pursuant to a plan of reorganization, the former shareholders of the Bank became the shareholders of the Bancorp. Since commencing business in 1984, the Bancorp has functioned primarily as holder of all of the Bank's common stock. In October 1999, the Bank and Seigerman Mulvey Co., Inc. entered into a joint venture, SMTB Financial Group, LLC, for the purpose of selling insurance products and services and to offer financial investment services to employees and existing and future customers of the Bank. In April 2001, the Bank established a new corporation, Bank of Smithtown Insurance Agency, for the purpose of accepting commission payments from Essex National Securities and Essex National Insurance Agency. These commissions were generated through a program called "Investors Marketplace." The program, which was designed by a large group of community bankers, offers tax deferred annuities and mutual funds. In August 2004, the Bank purchased all of the stock of Seigerman Mulvey Co., Inc. (the "Agency"). As a wholly-owned subsidiary of the Bank, conducting business in East Setauket, NY, the Agency provides business and personal insurance products as well as financial products and services. Following the Bank's acquisition of the Agency, SMTB Financial Group, LLC, ceased operation.

At present, the Registrant does not own or lease any property and has no paid employees. The Registrant uses the Bank's office space and employees without separate payment. Corporate headquarters are located at 100 Motor Parkway, Hauppauge, New York 11788.

The Bank engages in a complete range of commercial and consumer banking services as well as trust services, including demand, savings and time deposits accepted from consumers, businesses and municipalities located primarily within Suffolk and Nassau Counties, Long Island, NY. These deposits, along with funds generated from operations and other borrowings are invested in 1.) residential and commercial mortgages, 2.) construction and land loans, 3.) secured and unsecured commercial loans, 4.) secured and unsecured consumer loans, 4.) U.S. government agency securities, 5.) obligations of state and political subdivisions and 6.) FNMA, FHLMC, and FHLB mortgage-backed securities. The Bank also offers merchant credit and debit card processing, safe deposit boxes, online banking including bill pay, telephone banking, automated teller machines, and individual retirement accounts. Through its financial services subsidiary, Bank of Smithtown Insurance Agency, the Bank offers tax deferred annuities and mutual funds. Through its insurance subsidiary, Seigerman Mulvey Co., Inc., the Bank offers a full line of commercial and personal insurance products, as well as financial services. For the years ended December 31, 2004, 2003 and 2002, interest income on loans has been the major contributor to income, providing 83.10%, 79.96% and 76.47% of total revenue. As the Bank services a wide range of customers, there is no dependence upon any single customer, the loss of which would have a material adverse effect on its business.

The Bank employs a total of 168 full-time equivalent individuals on a full and part time basis, including the employees of its subsidiaries.

The Bank's market area has been primarily limited to the north shore of Suffolk County, Long Island, NY. Although some of its customers live within Nassau County, the majority of its consumer and business deposit customers reside between Northport and Wading River. All of the 11 current branches of the Bank are located within this region. As part of its external growth plans to provide banking services to a wider range of customers, the Bank has leased office space in Bohemia and Port Washington, with branch openings scheduled for the second and third quarters of 2005. Within the Bank's primary market area, the majority of businesses are considered small businesses, and industry tends to be concentrated within health services, technology companies, insurance companies, real estate businesses, and small professional services and restaurants. The Bank's deposit and lending business on Long Island are not subject to any seasonal fluctuations in the local economy. During the past three years, the Bank has also provided commercial and residential real estate lending services within the five boroughs of New York City. Seigerman Mulvey Co., Inc. supplies insurance services to a wide range of customers, a majority of whom also reside within the Bank's primary market area, thus adding to the synergy between the two businesses. Insurance products are also provided nationally by the Agency, but to a much lesser extent.

All of the business lines engaged in by the Bank and its subsidiaries are of a highly competitive nature. The Bank faces competitive pressures from community banks located within its market area, as well as regional and super-regional banks in the same area. These competitive pressures affect the pricing of Bank deposit and loan products, as well as the costs of providing Bank services. Competition results from other commercial banks, savings banks, credit unions and financial service providers such as investment and insurance companies.

The Registrant, the Bank and its subsidiaries report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxes. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses from the sale of available for sale securities are treated as ordinary income, rather than capital gains or losses. Additionally, the Bancorp can exclude 100% of the dividend income it receives from its subsidiaries as they are all members of the same affiliated group. The Bank is subject to New York State Franchise Tax on Banking Corporations based on certain criteria. The taxation of income is similar to federal taxable income subject to certain modifications.

Regulation and Supervision

The Bank maintains a New York State charter and as such is subject to supervision, examination and regulation by the New York State Banking Department. The Bank is also a member of the Federal Reserve System and therefore is also subject to regulation, examination and supervision by the Federal Reserve Bank of New York. Smithtown Bancorp, Inc., the holding company controlling the Bank, is subject to the Bank Company Holding Act of 1956, as amended ("BHCA"), and as such is subject to the rules and regulations under the BHCA. The statutory rules and regulations enforced by the Bank's regulatory agencies relate to deposit insurance, minimum capital requirements, allowable investments, lending limits, payments of dividends, and various consumer protection laws. Any change in such laws and regulations, whether by the New York State Banking Department, the Federal Reserve Bank, the FDIC or through legislation, could have a material adverse impact on the Bank and the Bancorp and their operations and shareholders. The Registrant is additionally under the supervision and regulation of the Securities and Exchange Commission ("SEC"). Access to any materials filed with the Securities and Exchange Commission is available at the SEC Public Reference Room, 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements filed by the Registrant.

Other Information

The Bank's internet address is www.bankofsmithtown.com. The Annual Report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are made available free of charge at the Bank's website as soon as reasonably practicable after electronic filing has been completed. Requests for these documents may also be directed to Smithtown Bancorp, Inc., 100 Motor Parkway, Suite 160, Hauppauge, NY 11788, (631) 360-9300.

The Company has adopted a Code of Ethics, which applies to all directors, officers and employees. This Code is distributed to and signed by all directors and staff members annually, and is maintained in the Bank's Human Resource Department. The Code contains Whistleblower provisions adopted by the Registrant and its subsidiaries. Security holders may request a copy of the Code of Ethics by contacting Smithtown Bancorp, Inc., 100 Motor Parkway, Suite 160, Hauppauge NY 11788 (631) 360-9398, Deborah McElroy, Director of Human Resources.

Item 2: Description of Properties

Corporate headquarters of the Registrant are located at 100 Motor Parkway, Suite 160, Hauppauge, NY 11788. At present, the Registrant itself owns no physical properties. The Bank owns in fee the following locations:

Smithtown Office                                Hauppauge Office
1 East Main Street                              548 Route 111
Smithtown, New York 11787                       Hauppauge, New York 11788

Trust  Building                                 East Setauket Office
17 Bank Avenue                                  184 North Belle Mead Road
Smithtown, New York 11787                       East Setauket, New York 11733

The Bank occupies the following locations under lease agreements:

Commack Office                                  Kings Park Office
2020 Jericho Turnpike                           14 Park Drive
Commack, New York 11725                         Kings Park, New York 11754

Centereach Office                               Lake Grove Office
1919 Middle Country Road                        2921 Middle Country Road
Centereach, New York 11720                      Lake Grove, New York 11755

Northport Office                                Rocky Point Office
836 Fort Salonga Road                           293 Route 25A
Northport, New York 11768                       Rocky Point, New York 11778

Wading River Office                             Miller Place Office
6241 Route 25A                                  347  Route 25A
Wading River, New York 11792                    Miller Place, New York  11764

Corporate Headquarters Office and Branch
100 Motor Parkway, Suites 160 and 118
Hauppauge, New York 11788

The Bank has signed leases at 61 Old Shore Road, Port Washington, New York, and 3460 Veterans Highway, Bohemia, New York for branch office space. These branches are expected to open during the second and third quarter of 2005, respectively.

Item 3: Legal Proceedings

In the opinion of the Registrant and its counsel, there are no material proceedings pending in which the Registrant, Bank or any of its subsidiaries is a party, or of which its property is the subject, or any which depart from the ordinary routine litigation incident to the kind of business conducted by the Registrant, the Bank and its subsidiaries. No proceedings are known to be contemplated by government authorities or others.

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2004 to a vote of the Registrant's stockholders through the solicitation of proxies or otherwise.

                                     Part II

Item 5: Market for Common Equity and Related Stockholder Matters

Management is not necessarily aware of the price for every transaction of Bancorp stock. The following charts show the prices for the transactions of which management is aware. All per share data has been adjusted to reflect the May 2004 and April 2003 two-for-one stock splits.

                                                ----------Per Share-----------
                                                ------------------------------

                                                                       Cash
                                                                      Dividend
                                                  High        Low     Declared
                                                  ----        ---     --------
2004
   First quarter                                $ 33.84    $ 20.47    $ 0.050
   Second quarter                                 40.54      30.90      0.050
   Third quarter                                  40.60      24.86      0.050
   Fourth quarter                                 34.75      24.96      0.050
                                                                      -------

     Total cash dividends declared                                    $ 0.200
                                                                      =======

2003
   First quarter                                $ 15.20    $ 12.61    $ 0.045
   Second quarter                                 14.89      13.91      0.045
   Third quarter                                  17.29      14.24      0.045
   Fourth quarter                                 21.61      17.04      0.045
                                                                      -------

     Total cash dividends declared                                    $ 0.180
                                                                      =======

At December 31, 2004, the Bancorp had approximately 642 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various banks and brokers and its stock is traded on NASDAQ under the symbol "SMTB."

Item 6:  Selected Financial Data

Consolidated Balance Sheets

                                                 -------------------As of December 31,---------------
                                                                    ------------------
                                                     2004       2003       2002       2001       2000
                                                     ----       ----       ----       ----       ----
                                                                    (in thousands)
Total cash and cash equivalents                  $  9,633   $ 14,765   $ 10,692   $ 10,952   $  8,954

Securities available for sale                      51,759     57,285     55,248     62,719     52,359

Securities held to maturity                         1,584      1,993      2,962      4,591      5,334

Restricted investment securities                    5,555      2,162      2,634      2,174      3,601

Loans, net                                        565,181    454,870    354,104    278,648    225,819

Cash value of bank-owned life insurance            16,942     16,288     10,891      9,759      9,249

Total assets                                      677,003    565,085    451,803    380,221    314,581

Total deposits                                    514,314    481,331    377,920    311,942    257,159

Securities sold under agreements to repurchase         --         --         --      4,000      5,000

Other borrowings                                   99,500     31,000     38,000     35,750     28,500

Subordinated debt                                  11,000     11,000         --         --         --

Total stockholders' equity                         46,943     39,178     33,944     26,999     22,392

Consolidated Statements of Income


                                                 ----------------Year ended December 31,-------------
                                                                 -----------------------
                                                     2004       2003       2002       2001       2000
                                                     ----       ----       ----       ----       ----
                                                                    (in thousands)
Total interest income                            $ 36,530   $ 30,170   $ 27,560   $ 25,224   $ 23,005

Total interest expense                             10,347      7,691      7,410      9,389      9,444
                                                 --------   --------   --------   --------   --------

Net interest income                                26,183     22,479     20,150     15,835     13,561

Provision for loan losses                             196        763      1,020        990        540
                                                 --------   --------   --------   --------   --------

Net interest income after provision for            25,987     21,716     19,130     14,845     13,021
  loan losses

Total other noninterest income                      4,520      4,079      4,052      3,629      3,431

Total other operating expenses                     14,669     11,435     10,813      9,026      8,710
                                                 --------   --------   --------   --------   --------

Income before income taxes                         15,838     14,360     12,369      9,448      7,742

Provision for income taxes                          5,827      5,261      4,327      3,376      2,792
                                                 --------   --------   --------   --------   --------

Net income                                       $ 10,011   $  9,099   $  8,042   $  6,072   $  4,950
                                                 ========   ========   ========   ========   ========

Supplementary Information
(in thousands, except per share data)

                                                     2004       2003       2002       2001       2000
                                                     ----       ----       ----       ----       ----
Per share data:

Net income                                       $   1.69   $   1.51   $   1.31   $   0.98   $   0.78
Stockholders' equity                                 7.92       6.59       5.57       4.39       3.58

Dividends declared:

Cash dividends per share                             0.20       0.18       0.15       0.13       0.12
Cash dividends declared                             1,186      1,083        920        805        766

Year-end data:

Total trust assets                                 89,724     86,734     74,161     80,709     90,646
Number of shares outstanding                        5,924      5,948      6,095      6,157      6,269

Net income to:
      Total income                                  24.39%     26.57%     25.44%     21.05%     18.72%
      Average total assets                           1.58       1.80       1.89       1.74       1.66
      Average stockholders' equity                  23.37      24.74      26.31      24.59      23.56
Average stockholders' equity to average              6.75       7.28       7.19       7.07       7.06
      assets
Dividend payout ratio                               11.86      11.90      11.45      13.26      15.47

Item 7: Management's Discussion and Analysis of Financial Plan and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words "believe," "anticipate," "project," "estimate," "expect," "will be," "will continue," "will likely result," or similar expressions. The Bancorp's ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Bancorp and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Bancorp's operations, pricing, products, and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Bancorp's performance.

Investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Except as required by applicable law or regulation, the Bancorp undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated results. Investors are advised, however, to consult any further disclosures the Bancorp makes on related subjects in our reports to the Securities and Exchange Commission.

Summary

Smithtown Bancorp, Inc., is a holding company formed in 1984, engaged primarily in commercial banking through its wholly owned subsidiary, Bank of Smithtown. The Bank offers a full range of consumer and commercial banking products and services through its eleven branch system located on the north shore of Suffolk County, Long Island, NY. The Bank has been in existence since 1910, and has maintained its mission to operate as an independent community bank for the purpose of enhancing shareholder value while meeting the financial needs of the communities it serves, and providing meaningful opportunities for its employees.

The Bancorp's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates; government policies; changes in accounting standards; and actions of regulatory agencies.

Continuing to provide the products and services that meet the full needs of customers throughout their business and personal lifecycles has remained the number one goal for achieving success during 2004. Increasing the Bank's presence on Long Island through a wider branch network with its own brand of personal banking, acquiring a successful, respected insurance agency so as to provide a fuller range of personal and business insurance products and financial services, and maintaining and acquiring the highest level of professionals to provide these products and services are a few of the strategies followed during 2004 to ensure continued success. The Bank and its employees' continued commitment to its community have also helped solidify the Bank's strong banking reputation within its servicing region.

Success in performance during 2004 produced the following results:

      o Increased net interest income with a strong 4.47% net interest margin

      o     24.03% loan growth with outstanding credit quality

      o     10.03% growth in net income with 23.37% ROE

      o     19.81% asset growth with 1.58% ROA

      o Efficiency ratio of 48.89% along with additional branch presence, new corporate headquarters, and acquisition of Seigerman Mulvey Co., Inc. insurance agency

      o Fourth two-for-one stock split in the last six years, with market value growth in the Bancorp's shares of over 46%

Net interest margin during 2004 remained strong at 4.47%, although margin compression from 4.88% during 2003 was a result of the slightly liability sensitive position of the Bank within the first year in a slowly rising rate environment. The Bank's balance sheet exhibits a strong asset sensitive position, which should react favorably with a continued rising rate environment, as increasing loan rates outpace increasing deposit costs. Margin compression during 2004 was also the result of the increased competitive pressures from other banks attempting to gain market share, some of which were new entrants into the Long Island region. The sometimes "irrational" rates paid by competitors, above wholesale market rates, caused the Bank to turn to the wholesale markets to fund some of its loan growth. As a result, deposit growth was not as strong as it has been in the past, with only a 6.85% increase for the year. As much of this "irrational" pricing has already abated during 2005, this trend of less than usual deposit growth has ended. From December 31, 2004 through January 31, 2005 , the Bank's deposits have grown by 9.84%. As we enter 2005, management expects competitive pressures from other banks to continue, further compressing net interest margin. It was this expectation of lowered net interest income in 2005, and therefore the need to increase non-interest sensitive income, along with the Bank's goal of providing products and services along all customer lifecycles that were the driving forces behind the Seigerman Mulvey Co., Inc. acquisition on August 31, 2004. During the last four months of 2004, the Agency provided $405,714 of income before taxes to the Bank.

Asset quality remained very high during 2004. For the second consecutive year, there were no non-performing loans at year end. Management has been able to achieve these results by employing 1.) conservative loan to value ratios, 2.) sound underwriting practices, 3.) industry and geographic diversification within the portfolio, 4.) complete documentation requirements prior to closing, 5.) multiple sources of repayment, 6.) strong loan review processes and 7.) outstanding collection efforts when necessary.

For the year ended December 31, 2004, net gains from sales of available for sale securities totaled $436,846, an increase of 301.7% over 2003, and 468.3% over 2002. These sales were transacted in order to re-channel funds from lower yielding investment securities into higher yielding loans, as well as to take advantage of gains within the portfolio. Active balance sheet management by a committee of executive and senior officers strives to achieve maximum profitability within acceptable risk limits.

Effective capital management during 2004 resulted in the eighth consecutive year of ROE above 20%. During the year, the Bank repurchased 24,748 shares of its own stock, paid quarterly dividends at an 11.57% ratio, and declared a two-for-one stock split while still maintaining a well capitalized rating by all guidelines. Although asset growth has outpaced earnings growth during 2004, capital remains at a level sufficient to support planned growth.

A strong efficiency ratio of 48.89% was achieved during 2004 despite the 19.81% asset growth, the additional expense associated with branch openings in October 2004 and January 2005, the opening of the new corporate headquarters which included the move and construction of a new data center, and the acquisition of the insurance agency with its staff of 23 employees. Although the efficiency ratio has increased from 2003 to 2004 from 42.97% to 48.89%, management fully expected a small increase resulting from the continued growth of the Bancorp. Efficiencies are expected to develop from both the single location of all support staff of the Bank and further integration of the insurance agency into the Bank.

Each of the above listed elements is described in an in-depth analysis of our financial results and the accompanying consolidated financial statements and footnotes.

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

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank's loan portfolio. Management, through its Asset Quality Committee, comprised of several members of executive management as well as the chief collection officer, evaluates the adequacy of the allowance on a quarterly basis. Adjustments are made at this time to a level deemed adequate by the Committee, based on its risk evaluation of the portfolio in its entirety as well as in specific loan details. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions, and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of SFAS Statements No. 5 and 15, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of SFAS Statement No. 114. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan's observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan's observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans. At December 31, 2004, management believes the allowance for loan losses has been established and maintained at a level adequate to reflect the probable incurred losses in the Bank's loan portfolio.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers, and to access unanticipated earnings enhancement opportunities for Bancorp growth. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Bancorp's principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Bancorp at December 31, 2004 were limited to $25,146,086, which represents the Bank's 2004 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders, and secondarily for interest payments on the subordinated debt. In the event that the Bancorp subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank's objective in asset liability management is to match the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is a primary function of management and is reviewed on an ongoing basis. The Chief Executive Officer, all Executive Vice Presidents and the Comptroller serve on the Asset Liability Management Committee. Historically, the Bank has relied on its deposit base as its principal source of funding. As competitive pricing of deposits during the fourth quarter of 2004 was often "irrational" and higher than the rates available through wholesale funding arrangements, management made the decision to use these wholesale sources to temporarily provide the funding for new loan originations. Through normal attrition some existing deposits were allowed to roll off the balance sheet and were replaced temporarily with wholesale funds. New deposits were not aggressively bid upon, and hence were not added to the current base. At December 31, 2004, the Bank had the ability to borrow on aggregate lines of credit of $7,000,000 with unaffiliated correspondent banks on an unsecured basis. Of this $7,000,000, the Bank had $5,500,000 remaining for further use. The Bank also has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. As of December 31, 2004, $35,768,189 of these funds were available yet for borrowing.

The higher than normal use of overnight and long term borrowings during the fourth quarter resulted in lower interest expense than would have been incurred if the Bank had responded by paying much higher rates for some deposits. This decision was closely monitored by the Committee, and was well within the guidelines of safety. From December 31, 2004 to January 31, 2005, total deposits have increased 9.84% as a result of certificates of deposit campaigns and inflows of money market balances. These new deposits are priced at levels that are more in line with normal competitive pressures. Overnight borrowings have decreased to $0 at month end January 2005, and excess short term liquidity has been invested in overnight federal funds.

The following tables set forth the amounts of estimated cash flows for the various interest earning assets and interest bearing liabilities that are sensitive to interest rates at December 31, 2004 and 2003. In the following maturity tables, adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. The last table presented represents management's expectations regarding the estimated maturity of interest bearing assets and liabilities. This table has been derived based on internal data and management's assumptions, and not necessarily the contractual terms for repayment or redemption. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, changes in market interest rates that are not matched by the Bancorp, early withdrawals of deposits and competition. Therefore, this information does not reflect the effect of repricing rights or the impact of repricing on interest income or expense. The following significant assumptions were used in developing the following tables: a.) time deposits reflect contractual maturities, b.) money market accounts are rate sensitive and accordingly, a higher percentage of the accounts have been included as repricing within the first five years and c.) savings and NOW accounts are not as rate sensitive to withdrawal as money market accounts so a significant percentage of these accounts are reflected in the more than 1 to 5 years category. These assumptions are based on management's historical analysis of market interest rates and levels of the Bancorp's deposits over the past ten years.

                                              ------------------------As of December 31, 2004------------------------
                                                                      -----------------------
                                                    Expected                Expected                 Expected
                                                Maturity Between         Maturity Between         Maturity Between
                                                1/1/05 - 12/31/05        1/1/06 - 12/31/06        1/1/07 - 12/31/07
                                              ---------------------    ---------------------    ---------------------
                                                          Weighted                 Weighted                 Weighted
                                                           Average                  Average                  Average
(in thousands)                                 Balance      Rate        Balance      Rate        Balance      Rate
--------------                                 -------      ----        -------      ----        -------      ----
Interest-earning assets
   Investments
       Available for sale (fair value)        $   2,219        4.52%   $   1,742        3.79%   $   8,811        2.70%
       Held to maturity (book value)                457        5.01          691        5.12          146        5.26
   Federal funds sold                             1,052        2.20           --          --           --          --
   Loans:
         Fixed rate
            Real estate loans, other
               Commercial                            11        7.50           56        9.50           90        7.00
               Residential                           19       10.00          425        7.02           23        8.49
            Commercial and industrial
              loans                                 334        7.27          359        8.35        1,124        6.80
            Loans to individuals for
              household, family, and
              other personal expenditures            59       12.19          135       11.42          392       11.30
         Variable rate
            Real estate loans, construction     120,204        6.80           --          --           --          --
            Real estate loans, other
               Commercial                        17,712        7.14       30,869        7.22       34,413        7.28
               Residential                       24,865        5.46        5,379        6.40        2,248        7.23
         Commercial and industrial
              loans                              35,509        6.52           --          --           --          --
            Loans to individuals for
              household, family, and
              other personal expenditures           941        6.45           --          --           --          --
                                              ---------                ---------                ---------

Total interest-earning assets                 $ 203,382                $  39,656                $  47,247
                                              =========                =========                =========

Interest-bearing liabilities
   Deposits

      Savings                                 $  11,051        0.42    $  11,051        0.42    $  11,051        0.42
      Money market                               82,439        1.22       82,439        1.22           --          --
      NOW                                         6,486        0.41        6,487        0.41        6,487        0.41
      Time deposits of $100,000 or more          26,459        3.22       15,777        3.13       11,092        4.30
      Other time deposits                        32,911        3.21       32,983        2.92       17,026        3.85
   Other borrowings                              37,500        2.45       12,000        2.19       20,000        3.17
   Subordinated debt                                 --          --           --          --           --          --
                                              ---------                ---------                ---------
Total interest-bearing liabilities            $ 196,846                $ 160,737                $  65,656
                                              =========                =========                =========

                                              ------------------------As of December 31, 2004------------------------
                                                                      -----------------------

                                                    Expected                 Expected
                                                Maturity Between         Maturity Between             Expected
                                                1/1/08 - 12/31/08        1/1/09 - 12/31/09       Maturity Thereafter
                                              ---------------------    ---------------------    ---------------------
                                                          Weighted                 Weighted                 Weighted
                                                           Average                  Average                  Average
(in thousands)                                 Balance      Rate        Balance      Rate        Balance      Rate
--------------                                 -------      ----        -------      ----        -------      ----
Interest-earning assets
   Investments
       Available for sale (fair value)        $   1,815        3.15%   $     778        3.85%   $  36,394        4.71%
       Held to maturity (book value)                230        6.15           20        3.75           40        3.75
   Federal funds sold                                --          --           --          --           --          --
   Loans:
         Fixed rate
            Real estate loans, other
               Commercial                            --          --        4,224        7.70       15,186        6.90
               Residential                           --          --           58        8.39       24,755        6.27
            Commercial and industrial
              loans                               1,550        5.84          691        7.73        1,591        7.45
            Loans to individuals for
              household, family, and
              other personal expenditures           136        9.35            9        9.75          223       17.74
         Variable rate
            Real estate loans, construction          --          --           --          --           --          --
            Real estate loans, other
               Commercial                        92,513        6.58       88,617        6.56       18,590        6.89
               Residential                        7,739        5.05       32,696        5.80        7,095        6.29
         Commercial and industrial
              loans                                  --          --           --          --           --          --
            Loans to individuals for
              household, family, and
              other personal expenditures            --          --           --          --           --          --
                                              ---------                ---------                ---------

Total interest-earning assets                 $ 103,983                $ 127,093                $ 103,874
                                              =========                =========                =========

Interest-bearing liabilities
   Deposits
      Savings                                 $  11,052        0.42    $  11,052        0.42    $      --          --
      Money market                                   --          --           --          --           --          --
      NOW                                         6,487        0.41        6,487        0.41           --          --
      Time deposits of $100,000 or more           4,498        3.84        8,771        4.07           --          --
      Other time deposits                         6,454        3.83       15,307        4.10           --          --
   Other borrowings                              10,000        4.07       15,000        4.43        5,000        4.69
   Subordinated debt                                 --          --           --          --       11,000        5.06
                                              ---------                ---------                ---------

Total interest-bearing liabilities            $  38,491                $  56,617                $  16,000
                                              =========                =========                =========

                                              ------------------------As of December 31, 2003------------------------
                                                                      -----------------------
                                                    Expected                Expected                 Expected
                                                Maturity Between         Maturity Between         Maturity Between
                                               1/1/04 - 12/31/04        1/1/05 - 12/31/05        1/1/06 - 12/31/06
                                              ---------------------    ---------------------    ---------------------
                                                          Weighted                 Weighted                 Weighted
                                                           Average                  Average                  Average
(in thousands)                                 Balance      Rate        Balance      Rate        Balance      Rate
--------------                                 -------      ----        -------      ----        -------      ----
Interest-earning assets
   Investments
      Available for sale (fair value)         $  14,492        3.59%   $   6,215        3.99%   $   5,526        3.38%
      Held to maturity (book value)                 202        4.82          537        4.90          691        5.12
    Federal funds sold                            5,382        0.75           --          --           --          --
    Loans:
         Fixed rate
            Real estate loans, construction         175        9.50           --          --           --          --
            Real estate loans, other
               Commercial                            48        8.15           31        7.50           48        7.31
               Residential                            3        7.50          134        8.68           91        7.90
            Commercial and industrial
              loans                               5,931        6.58          458        9.78          936        8.36
            Loans to individuals for
              household, family, and
              other personal expenditures           231        8.58          151       11.88          253       11.38
         Variable rate
            Real estate loans, construction      74,578        5.64           --          --           --          --
            Real estate loans, other
               Commercial                        15,098        7.27       12,020        8.50       43,406        7.21
               Residential                       22,393        4.10          342        8.09          336        7.80
            Commercial and industrial
              loans                              18,231        5.47        1,733        5.04          753        5.28
            Loans to individuals for
              household, family, and
              other personal expenditures           120        6.00           --          --           --          --
                                              ---------                ---------                ---------

Total interest-earning assets                 $ 156,884                $  21,621                $  52,040
                                              =========                =========                =========

Interest-bearing liabilities
   Deposits
      Savings                                 $  10,178        0.48    $  10,178        0.48    $  10,178        0.48
      Money market                               75,292        1.09       75,292        1.09           --          --
      NOW                                         8,363        0.05        8,363        0.05        8,363        0.05
      Time deposits of  $100,000 or more         22,950        2.54        8,057        5.89        5,244        3.35
      Other time deposits                        53,846        2.66       22,590        4.36       11,107        3.33
   Other borrowings                              11,000        1.35        5,000        2.89           --          --
   Subordinated debt                                 --          --           --          --           --          --
                                              ---------                ---------                ---------

Total interest-bearing liabilities            $ 181,629                $ 129,480                $  34,892
                                              =========                =========                =========


                                              ------------------------As of December 31, 2003------------------------
                                                                      -----------------------
                                                    Expected                Expected
                                                Maturity Between         Maturity Between             Expected
                                               1/1/07 - 12/31/07         1/1/08 - 12/31/08      Maturity Thereafter
                                              ---------------------    ---------------------    ---------------------
                                                          Weighted                 Weighted                 Weighted
                                                           Average                  Average                  Average
(in thousands)                                 Balance      Rate        Balance      Rate        Balance      Rate
--------------                                 -------      ----        -------      ----        -------      ----
Interest-earning assets
   Investments
      Available for sale (fair value)         $     456        3.33%   $   2,241        5.85%   $  28,355        5.70%
      Held to maturity (book value)                 146        5.26           65        5.27          352        6.03
    Federal funds sold                               --          --           --          --           --          --
    Loans:
         Fixed rate
            Real estate loans, construction          --          --           --          --           --          --
            Real estate loans, other
               Commercial                           131        7.00           --          --       22,220        7.17
               Residential                           32        8.46           29        8.37       27,287        6.44
            Commercial and industrial
              loans                               1,215        6.89        1,808        5.89        1,556        6.96
            Loans to individuals for
              household, family, and
              other personal expenditures           236       11.23          165       10.15          205       17.58
         Variable rate
            Real estate loans, construction          --          --           --          --           --          --
            Real estate loans, other
               Commercial                        45,742        7.56      103,477        6.61       33,800        7.01
               Residential                        2,201        7.05       11,297        5.05        3,419        5.46
            Commercial and industrial
              loans                                 882        4.92        1,276        6.00        4,448        7.00
            Loans to individuals for
              household, family, and
              other personal expenditures            --          --           --          --           29        8.00
                                              ---------                ---------                ---------

Total interest-earning assets                 $  51,041                $ 120,358                $ 121,671
                                              =========                =========                =========

Interest-bearing liabilities
   Deposits
      Savings                                 $  10,179        0.48    $  10,179        0.48    $      --          --
      Money market                                   --          --           --          --           --          --
      NOW                                         8,364        0.05        8,364        0.05           --          --
      Time deposits of  $100,000 or more          7,854        4.66        2,883        3.72           --          --
      Other time deposits                        10,397        4.46        7,866        3.84           --          --
   Other borrowings                               5,000        3.67           --          --       10,000        4.81
   Subordinated debt                                 --          --           --          --       11,000        4.13
                                              ---------                ---------                ---------

Total interest-bearing liabilities            $  41,794                $  29,292                $  21,000
                                              =========                =========                =========

                                                                 Over          Over                       Over
                                                                 Three          Six                        One
(in thousands)                                                  Months        Months         Total        Year
                                                   Three        Through       Through       Within       Through
                                                  Months          Six           One           One         Five
                                    Revolving     Or less       Months         Year          Year         Years
                                    ---------     -------       ------         ----          ----         -----
Assets:
     Investments                    $      --    $   2,144     $   2,129     $   6,168     $  10,441    $  18,421
     Federal funds sold                 1,052           --            --            --         1,052           --
     Loans:
           Installment                  1,841       25,380         3,469         2,937        33,627        5,610
          Real estate and
            commercial                150,110        7,561         2,533         5,182       165,386      305,975
     Cash and due from
            banks                          51           --            --            --            51           --
     Fixed assets                          --           --            --            --            --           --
     Other assets                          --           --            --            --            --           --
     Allowance for loan
          losses                           --           --            --            --            --           --
     Unearned discount                     --           --            --            --            --           --
     Deferred loan fees                    --           --            --            --            --           --
                                    ---------    ---------     ---------     ---------     ---------    ---------

                                    $ 153,054    $  35,085     $   8,131     $  14,287     $ 210,557    $ 330,006
                                    =========    =========     =========     =========     =========    =========
           Total

Liabilities and Stockholders'
Equity:
     Savings                        $      --    $   2,763     $   2,763     $   5,525     $  11,051    $  22,103
     Money market                          --       20,610        20,610        41,219        82,439       82,439
     NOW                                   --        1,622         1,622         3,243         6,487       12,974
     Time deposits of
       $100,000 or more                    --       15,532         2,668         8,236        26,436       40,161
     Other time deposits                   --       10,335         5,657        15,998        31,990       72,691
     Demand                                --           --            --            --            --           --
     Other borrowings                  32,500           --            --         5,000        37,500       57,000
     Subordinated debt                     --           --            --            --            --           --
     Other liabilities                     --           --            --            --            --           --
     Stockholders' equity                  --           --            --            --            --           --
                                    ---------    ---------     ---------     ---------     ---------    ---------

                                    $  32,500    $  50,862     $  33,320     $  79,221     $ 195,903    $ 287,368
                                    =========    =========     =========     =========     =========    =========
           Total

Interest-rate sensitivity gap per
period                              $ 120,554    $ (15,777)    $ (25,189)    $ (64,934)    $  14,654    $  42,638
                                    =========    =========     =========     =========     =========    =========

Interest rate sensitivity gap to
total assets (%)                        17.81%       (2.33)%       (3.72)%       (9.59)%        2.16%        6.30%

Cumulative interest rate
sensitivity gap                     $ 120,554    $ 104,777     $  79,588     $  14,654     $  14,654    $  57,292
                                    =========    =========     =========     =========     =========    =========

Cumulative interest rate
sensitivity gap to total
assets (%)                              17.81%       15.48%        11.76%         2.16%         2.16%        8.46%


(in thousands)
                                      Over
                                      Five
                                      Years        Other       Total
                                      -----        -----       -----
Assets:
     Investments                    $  24,480    $      --   $  53,342
     Federal funds sold                    --           --       1,052
     Loans:
           Installment                  2,134           --      41,371
          Real estate and
            commercial                 58,107           --     529,468
     Cash and due from
            banks                          --        8,531       8,582
     Fixed assets                          --       15,366      15,366
     Other assets                          --       33,480      33,480
     Allowance for loan
          losses                           --       (4,912)     (4,912)
     Unearned discount                     --          (17)        (17)
     Deferred loan fees                    --         (729)       (729)
                                    ---------    ---------   ---------

                                    $  84,721    $  51,719   $ 677,003
                                    =========    =========   =========
           Total

Liabilities and Stockholders'
Equity:
     Savings                        $  22,103    $      --   $  55,257
     Money market                          --           --     164,878
     NOW                               12,973           --      32,434
     Time deposits of
       $100,000 or more                    --           --      66,597
     Other time deposits                   --           --     104,681
     Demand                                --       90,466      90,466
     Other borrowings                   5,000           --      99,500
     Subordinated debt                 11,000           --      11,000
     Other liabilities                     --        5,247       5,247
     Stockholders' equity                  --       46,943      46,943
                                    ---------    ---------   ---------

                                    $  51,076    $ 142,656   $ 677,003
                                    =========    =========   =========
           Total

Interest-rate sensitivity gap per
period                              $  33,645    $ (90,937)  $      --
                                    =========    =========   =========

Interest rate sensitivity gap to
total assets (%)                         4.97%          --%         --%

Cumulative interest rate
sensitivity gap                     $  90,937    $      --   $      --
                                    =========    =========   =========

Cumulative interest rate
sensitivity gap to total
assets (%)                              13.43%          --%         --%

Analysis of Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expense on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Bancorp's average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields.


                                             ---------------2004--------------    ---------------2003--------------
                                             ---------------------------------    ---------------------------------
(in thousands)                                Average                 Average      Average                Average
                                              Balance    Interest      Rate        Balance    Interest      Rate
                                             ---------   ---------   ---------    ---------   ---------   ---------
ASSETS
Interest-earning assets:
    Investment securities:
        Taxable                              $  37,910   $   1,504        3.97%   $  39,168   $   1,697        4.33%
        Nontaxable                              18,030       1,040        5.77       20,455       1,306        6.39
                                             ---------   ---------                ---------   ---------
        Total investment securities             55,940       2,544        4.55       59,623       3,003        5.04
  Total loans                                  521,642      34,113        6.54      396,946      27,386        6.90
  Federal funds sold                            13,054         140        1.07        9,021          91        1.01
  Other interest-earning assets                  3,223          86        2.67        2,460          68        2.72
                                             ---------   ---------                ---------   ---------
       Total interest-earning assets           593,859      36,883        6.21      468,050      30,548        6.53
Noninterest-earning assets                      40,952                               36,849
                                             ---------                            ---------

Total assets                                 $ 634,811                            $ 504,899
                                             =========                            =========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities:
     Savings deposits (including NOW)        $  88,784   $     367        0.41%   $  78,802   $     297        0.38%
     Money market accounts                     179,498       2,230        1.24      145,191       1,680        1.16
     Time deposits                             167,086       5,677        3.40      114,634       4,210        3.67
                                             ---------   ---------                ---------   ---------
     Total interest-bearing deposits           435,368       8,274        1.90      338,627       6,187        1.83
     Securities sold under agreements
         to repurchase                              --          --          --           --          --          --
     Other borrowings                           49,794       1,587        3.19       38,039       1,367        3.59
     Subordinated debt                          11,000         485        4.41        2,953         137        4.64
                                             ---------   ---------                ---------   ---------
        Total interest-bearing liabilities     496,162      10,346        2.08      379,619       7,691        2.03
                                                         ---------                            ---------

 Noninterest-bearing liabilities:
    Demand deposits                             92,724                               85,770
    Other liabilities                            3,085                                2,728
                                             ---------                            ---------
Total liabilities                              591,971                              468,117
Stockholders' equity                            42,840                               36,782
                                             ---------                            ---------
Total liabilities and stockholders'
  equity                                     $ 634,811                            $ 504,899
                                             =========                            =========

Net interest income/interest rate spread                 $  26,537        4.13%              $  22,857        4.50%
                                                         =========    ========               =========    ========
Net earning assets/net yield on average
 interest-earning assets                     $  97,697                    4.47%   $  88,431                    4.88%
                                             =========                ========    =========               =========

                                              --------------2002-------------
                                              -------------------------------
(in thousands)                                Average                 Average
                                              Balance    Interest      Rate
                                              -------    --------      ----
ASSETS
Interest-earning assets:
    Investment securities:
        Taxable                              $  38,311   $   2,085        5.44%
        Nontaxable                              23,937       1,614        6.74
                                             ---------   ---------
        Total investment securities             62,248       3,699        5.94
  Total loans                                  324,247      24,175        7.46
  Federal funds sold                             7,321         114        1.56
  Other interest-earning assets                  2,579         122        4.73
                                             ---------   ---------
       Total interest-earning assets           396,395      28,110        7.09
Noninterest-earning assets                      28,786
                                             ---------

Total assets                                 $ 425,181
                                             =========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities:
     Savings deposits (including NOW)        $  64,905   $     310        0.48%
     Money market accounts                     116,773       1,796        1.54
     Time deposits                              92,457       3,550        3.84
                                             ---------   ---------   ---------
     Total interest-bearing deposits           274,135       5,656        2.06
     Securities sold under agreements
         to repurchase                           3,156          78        2.47
     Other borrowings                           45,673       1,676        3.67
     Subordinated debt                              --          --          --
                                             ---------   ---------
        Total interest-bearing liabilities     322,964       7,410        2.29
                                                         ---------

 Noninterest-bearing liabilities:
    Demand deposits                             70,342
    Other liabilities                            1,309
                                             ---------
Total liabilities                              394,615
Stockholders' equity                            30,566
                                             ---------
Total liabilities and stockholders'
  equity                                     $ 425,181
                                             =========

Net interest income/interest rate spread                 $  20,700        4.80%
                                                         =========   =========
Net earning assets/net yield on average
 interest-earning assets                     $  73,431                    5.22%
                                             =========               =========

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest earning assets and interest bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to 1.) changes attributable to changes in volume (changes in volume multiplied by prior rate); 2.) changes attributable to changes in rate (changes in rates multiplied by prior volume); and 3.) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include non-accrual loans (if any).

Rate Volume Relationships of Interest Margin on Earning Assets

                                                -----------2004/2003-------------   -----------2003/2002-------------
                                                           ---------                           ---------
                                                       Increase (Decrease)                Increase (Decrease)
                                                         Due to change in                    Due to change in
                                                ---------------------------------   ---------------------------------
                                                                           Net                                 Net
(in thousands)                                    Volume       Rate       Change      Volume       Rate       Change
                                                  ------       ----       ------      ------       ----       ------
Interest income:
Investment securities:
Taxable                                          $    (62)   $   (132)   $   (194)   $     46    $   (434)   $   (388)
Nontaxable                                           (147)       (119)       (266)       (226)        (82)       (308)
                                                 --------    --------    --------    --------    --------    --------
Total investment securities                          (209)       (251)       (460)       (180)       (516)       (696)
Total loans                                         8,379      (1,652)      6,727       5,117      (1,906)      3,211
Federal funds sold                                     42           7          49          23         (46)        (23)
Other interest-earning assets                          20          (1)         19          (7)        (47)        (54)
                                                 --------    --------    --------    --------    --------    --------

Total interest-earning assets                       8,232      (1,897)      6,335       4,953      (2,515)      2,438

Interest expense:
Savings deposits (including NOW)                       39          31          70          59         (72)        (13)
Money market accounts                                 411         139         550         383        (499)       (116)
Time deposits                                       1,854        (387)      1,467         820        (160)        660
                                                 --------    --------    --------    --------    --------    --------

Total interest-bearing deposits                     2,304        (217)      2,087       1,262        (731)        531

Securities sold under agreements to repurchase         --          --          --         (78)         --         (78)
Other borrowings                                      355          (7)        348        (172)         --        (172)
Subordinated debt                                     385        (165)        220          --          --          --

Total interest-bearing liabilities                  3,044        (389)      2,655       1,012        (731)        281
                                                 --------    --------    --------    --------    --------    --------

Changes in interest margin                       $  5,188    $ (1,508)   $  3,680    $  3,941    $ (1,784)   $  2,157
                                                 ========    ========    ========    ========    ========    ========

Financial Condition

Total assets of the Bancorp at December 31, 2004 were $677,002,881 as compared to $565,085,400 at December 31, 2003, representing an increase of 19.81%. This increase was primarily the result of an increased loan volume of $110,462,757, representing a 24.03% increase. The second largest growth on the balance sheet was in bank premises and equipment which grew by 49.36% , a result of the investment in two new branch offices and new corporate headquarters.

Loans

The Bank's loan portfolio consists primarily of real estate loans secured by residential and commercial properties located within the Bank's market area as well as within the five boroughs of New York City. Total loan growth during 2004 was $110,462,757 or 24.03%. The largest areas of growth were in construction, commercial and residential mortgage loans, which together grew by $109,034,435. Real estate loans comprise 92.46% of the Bank's loan portfolio, but this concentration has been mitigated by industry and geographical diversification. Loan stratification analysis is performed annually to ensure this diversification. Sound underwriting standards, in addition to lending on many owner occupied properties, also reduce the overall risk of this portfolio.

The following table sets forth the major classifications of loans:

                                --------2004----------   ---------2003---------   ---------2002--------
                                        ----                      ----                     ----
Real estate loans,
  construction                  $120,204,220    21.06%   $ 74,753,266    16.26%   $ 63,773,877   17.81%
Real estate loans, other:
     Commercial                  302,280,777    52.95     259,126,430    56.37     179,090,184    50.00
     Residential                 105,301,610    18.45      84,872,476    18.46      85,000,952    23.73
Commercial and industrial
  loans                           40,968,206     7.18      39,227,832     8.53      26,830,222     7.49
Loans to individuals for
  household family and
  other personal expenditures      1,893,893     0.33       1,382,712     0.30       2,975,945     0.83
All other loans (including
  overdrafts)                        190,165     0.03         314,837     0.08         500,297     0.14
                                ------------   ------    ------------   ------    ------------   ------

     Total loans                $570,838,871    100.0%   $459,677,553   100.00%   $358,171,477   100.00%
                                ============   ======    ============   ======    ============   ======


                                ---------2001---------   ---------2000---------
                                         ----                     ----
Real estate loans,
  construction                  $ 35,187,562    12.47%   $ 23,736,992    10.36%
Real estate loans, other:
     Commercial                  145,255,133    51.49     114,200,418    49.85
     Residential                  73,902,211    26.20      55,362,167    24.17
Commercial and industrial
  loans                           24,650,724     8.74      31,605,659    13.80
Loans to individuals for
  household family and
  other personal expenditures      2,821,630     1.00       3,954,201     1.73
All other loans (including
  overdrafts)                        272,863     0.10         203,223     0.09
                                ------------   ------    ------------   ------

     Total loans                $282,090,123    100.0%   $229,062,660   100.00%
                                ============   ======    ============   ======

At year end December 31, 2004, non-performing loans remain unchanged from year end 2003 at $0. Loans past due 30-89 days amounted to $61,166 at year end 2004. Internally classified loans at December 31, 2004 aggregate to $8,054,655, all centered in Substandard assets. No loans were classified as doubtful or loss. While this reflects a $7,089,385 increase in classified assets since year end 2003, the majority of this increase is concentrated in one loan. Collateral on this $7,399,307 loan consists of a leasehold mortgage on two six story office buildings located on Madison Avenue, New York City appraised at $11,800,000 as of November 2003. While this loan did not fall into the 30-89 day delinquency status as of year end, the borrower remains in technical default under his lease. Long term prospects for recouping all funds due to the Bank are good, but in the short term there could be substantial out of pocket expenses required of the Bank, should the borrower not complete the work required to cure the technical defaults, or discontinue making payments. The Bank holds enough funds in escrow to clear the technical defaults. The same borrower is also a principal in two additional New York City properties for which the Bank holds mortgages. Both of these properties are under contracts of sale due to close during the second quarter of 2005. If these sales close, they will provide the Bank with a significant level of funds, net of mortgage payments, to cure any technical defaults that may still exist under the initial loan and leasehold agreement. These two additional loans have been internally classified on the Bank's "watch list." Special mention loans have also increased as of December 31, 2004 through the addition of one real estate loan in the amount of $2,895,713. This loan is for a property located on Long Island owned by a corporation owned by a director of the Bancorp. The loan was internally classified as Special Mention due to insufficient cash flows and operating losses that fell below the annual debt servicing requirements. The mortgage is current and has evidenced a satisfactory repayment history from its inception in July 2002. The guarantor maintains sufficient liquid assets to service the debt throughout 2005, if required. The increase in internally classified substandard and special mention loans is of concern to management but satisfactory resolution of both loans is expected.

The fourth quarter of 2004 marked the first time in the Bank's history that loan balances exceeded deposit balances. Although the growth in deposits was replaced by a lower cost form of loan funding, the Bank's focus for 2005 will be the acquisition of core deposits. This focus has already resulted in the elimination of overnight borrowings as of January 31, 2005. Loan growth for 2005 is expected to remain strong. Demand on Long Island for mortgages has remained very strong, as the scarcity of available land to build new homes has increased. The prices of homes on Long Island have also increased as a result of this scarcity of available land for development. Although the prime rate and federal funds rate increased during 2004, longer term mortgage rates increased only nominally. If this trend continues in 2005, demand will remain strong. Indications of a strengthening economy in 2004 and 2005, continued rising rates, and three new branch locations in new target areas of Long Island should provide opportunities for the Bank to attract new funds, both short and long term. These new deposits will provide the funding for new loans.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 2004:

                                                                            After One
                                                               Within        Year but        After
                                                                One        Within Five        Five
Fixed rate loans                                                Year          Years          Years          Total
                                                                ----          -----          -----          -----
    Commercial (and all other loans including overdrafts)   $    406,409   $  3,844,473   $  1,591,002   $  5,841,884

Variable rate loans

    Commercial (and all other loans including overdrafts)   $ 20,480,750   $ 10,948,659   $  3,887,077   $ 35,316,486
    Real estate-construction                                  79,534,333     40,669,887             --    120,204,220
                                                            ------------   ------------   ------------   ------------
                                                             100,015,083     51,618,546      3,887,077    155,520,706

          Total                                             $100,421,492   $ 55,463,019   $  5,478,079   $161,362,590
                                                            ============   ============   ============   ============

Analysis of the Allowance for Loan Losses

The allowance for loan loss account at year-end 2004 was $4,912,394 compared to $4,760,805 at year-end 2003. The change in the allowance account is the result of net recoveries of $19,089 and a provision for loan losses of $196,297 and a reclassification to the reserve for contingent liabilities of $63,797. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage.

Currently, the Bank's reserve ratio (the allowance for loan losses as a percentage of end of period loans) is 0.86%, a decrease from 1.04% at year end 2003. During 2004, management made the decision to lower its overall level of reserves due to the quality of the portfolio, its low risk composition due to a high percentage of secured lending and lending to owner occupied properties, its lack of delinquency, and its low historical loss and charge-off experience. The Bank's reserve coverage ratio is within the range of peer group bank reserve ratios.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses inherent in the Bank's loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. As more fully discussed in the "Application of Critical Accounting Policies" section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The following tables describe the activity in the allowance for loan losses account for the following years ended:

                 (in thousands)                                 2004         2003         2002          2001          2000
                 --------------                                 ----         ----         ----          ----          ----
Allowance for loan losses at beginning of period           $   4,761     $  3,946    $   3,092     $   2,501     $   2,252
Loans charged off:
Commercial                                                       159           77          200           455           375
Real estate                                                       22           --           --            --            --
Consumer                                                          --            2           18            28            21
                                                           ---------     --------    ---------     ---------     ---------
Total loans charged off                                          181           79          218           483           396

Recoveries on amounts previously charged off:
Commercial                                                       186          109           19            30            62
Real estate                                                        4           14           26            27            10
Consumer                                                          10            8            7            27            33
                                                           ---------     --------    ---------     ---------     ---------
Total recoveries                                                 200          131           52            84           105
                                                           ---------     --------    ---------     ---------     ---------

Net (charge-offs) recoveries                                      19           52         (166)         (399)         (291)

Reclassification to allowance for contingent liabilities         (64)          --           --            --            --

Current year's provision for loan losses                         196          763        1,020           990           540
                                                           ---------     --------    ---------     ---------     ---------

Allowance for loan losses at end of period                 $   4,912     $  4,761    $   3,946     $   3,092     $   2,501
                                                           =========     ========    =========     =========     =========

Total loans:
Average loans, net                                         $ 516,715     $392,638    $ 320,727     $ 252,312     $ 202,679
End of period (net of unearned discount)                     570,093      459,630      358,050       281,739       228,320


Ratios:                                                         2004         2003         2002          2001          2000
-------                                                         ----         ----         ----          ----          ----
Net (charge-offs) recoveries to:
Average loans                                                  0.004%        0.01%       (0.05)%       (0.16)%       (0.14)%
Loans at end of period                                         0.003         0.01        (0.05)        (0.14)        (0.13)
Allowance for loan losses                                       0.39         1.09        (4.21)       (12.91)       (11.64)
Provision for loan losses                                       9.69         6.82       (16.27)       (40.32)       (53.89)
Last year's charge-off to this year's recovery                 39.50       165.65       928.85        471.43        351.43
Allowance for loan losses at year end to:
Average loans (net of unearned discount)                        0.94         1.21         1.22          1.21          1.22
End of period loans (net of unearned discount)                  0.86         1.04         1.10          1.10          1.10

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

                          2004                 2003              2002               2001              2000
                          ----                 ----              ----               ----              ----
                                 %                  %                  %                  %                 %
                               Loans              Loans              Loans              Loans              Loans
                                To                  To                To                  To                To
(in thousands)       Amount    Total    Amount    Total    Amount    Total    Amount    Total    Amount    Total
--------------       ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
Commercial           $  474      7.2%   $  924      8.5%   $  749      7.5%   $  556      8.7%   $  624     13.8%
Real Estate           3,812     92.4     3,354     91.1     2,692     91.5     1,997     90.2     1,306     84.4
Consumer and other        6      0.4        25       .4        20      1.0        31      1.1        53      1.8
Unallocated             620       --       458       --       485       --       508       --       518       --
                     ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
     Total           $4,912    100.0%   $4,761    100.0%   $3,946    100.0%   $3,092    100.0%   $2,501    100.0%
                     ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

The following table shows the Bank's nonaccrual and contractually past due loans:

                                          -----------------As of December 31,-----------------
                                                           ------------------
(in thousands)                              2004       2003       2002       2001       2000
--------------                              ----       ----       ----       ----       ----
Accruing loans past due 90 days or more
                                          $     --   $     --   $    187   $     --   $    446
Nonaccrual loans                                --         --      1,712        631        918
                                          --------   --------   --------   --------   --------
    Total
                                          $     --   $     --   $  1,899   $    631   $  1,364
                                          ========   ========   ========   ========   ========

For 2004 and 2003, the difference between interest income on nonaccrual loans and income that would have been recognized at original contractual rates and terms was $0.

Securities

Total securities decreased by $5,935,490 from year end 2003 to year end 2004. During the 2004 year, called securities of principal totaling $19,000,000 and sales of available for sale securities of principal totaling $13,092,753 were transacted. The funds from these called and sold securities were primarily re-channeled into higher paying loans. Various investments were made during the year into U.S. Government Agency securities, municipal securities and $1,000,000 into the Community Reinvestment Fund as part of the Bank's Community Reinvestment Act requirement.

The following schedule presents the estimated fair value for securities available for sale and the amortized cost for investment securities held to maturity as detailed in the Bancorp's balance sheets as of December 31, 2004, 2003, and 2002.

                                                         2004          2003          2002
                                                         ----          ----          ----
Securities available for sale
   Obligations of U.S. government agencies           $30,192,467   $25,094,497   $11,226,328
   Mortgage-backed securities                          4,975,557     8,120,100    15,905,791
   Obligations of state and political subdivisions    13,585,584    17,745,735    20,893,082
   Other securities                                    3,005,000     6,324,238     7,222,864
                                                     -----------   -----------   -----------

         Total securities available for sale         $51,758,608   $57,284,570   $55,248,065
                                                     ===========   ===========   ===========
Securities held to maturity
   Mortgage-backed securities                        $   165,388   $   293,055   $   579,622
   Obligations of state and political subdivisions     1,418,462     1,700,323     2,381,890
                                                     -----------   -----------   -----------

          Total securities held to maturity          $ 1,583,850   $ 1,993,378   $ 2,961,512
                                                     ===========   ===========   ===========

The following table presents the amortized costs and estimated fair values of debt securities by contractual maturity at December 31, 2004:

                                                                                               Weighted     Weighted
                                                                                  Estimated     Average      Average
                                                                Amortized Cost   Fair Value      Yield      Maturity
                                                                --------------   ----------      -----      --------
Investment securities available for sale
Obligations of U.S. government agencies:
    After 1 year, but within 5 years                            $ 8,945,445      $ 8,924,062       2.68%
    After 5 years, but within 10 years                           19,960,552       19,765,891       4.62
    After 10 years                                                1,503,784        1,502,514       5.17
                                                                -----------      -----------
     Total obligations of U.S. government agencies               30,409,781       30,192,467       4.07         6.29
Mortgage-backed securities:
    After 10 years                                                4,830,827        4,975,557       4.51
                                                                -----------      -----------
     Total mortgage-backed securities                             4,830,827        4,975,557       4.51        25.13
Obligations of state and political subdivisions:
    Within 1 year                                                 2,210,188        2,218,861       4.70
    After 1 year, but within 5 years                              4,201,123        4,221,774       3.51
    After 5 years, but within 10 years                            2,613,652        2,649,269       4.17
    After 10 years                                                4,414,172        4,495,680       4.95
                                                                -----------      -----------
     Total obligations of state and political subdivisions       13,439,135       13,585,584       4.30         8.00
Other securities:
    After 10 years                                                3,000,000        3,005,000       5.89
                                                                -----------      -----------
     Total other securities                                       3,000,000        3,005,000       5.89        37.84

       Total investment securities available for sale           $51,679,743      $51,758,608       4.25%        9.79
                                                                ===========      ===========       ====
Investment securities held to maturity
Mortgage-backed securities:
    After 1 year, but within 5 years                            $   165,388      $   174,799       6.50%
                                                                -----------      -----------
     Total mortgage-backed securities                               165,388          174,799       6.50         3.42
Obligations of state and political subdivisions:
    Within 1 year                                                   456,712          462,485       5.01
    After 1 year, but within 5 years                                921,750          953,803       5.13
    After 5 years, but within 10 years                               40,000           39,912       3.75
                                                                -----------      -----------
     Total obligations of state and political subdivisions        1,418,462        1,456,200       5.05         1.43
                                                                -----------      -----------

       Total investment securities held to maturity             $ 1,583,850      $ 1,630,999       5.20%        1.63
                                                                ===========      ===========       ====

Obligations of U.S. government agencies, mortgage-backed securities, and obligations of state and political subdivisions having an amortized cost of $42,171,633 and an estimated fair value of $42,297,843 were pledged to secure public deposits, treasury tax and loan deposits and advances. No municipality maintains deposits exceeding ten percent of stockholders' equity.

Deposits & Other Borrowings

Total deposits as of December 31, 2004 were $514,314,262 as compared to $481,331,022 at December 31, 2003, representing an increase of $32,983,240. The largest area of growth within the portfolio was in time deposits which increased by $18,844,239 or 12.36%. Demand deposits grew by $4,861,932 or 5.68%. Money market accounts increased by 9.49%, primarily a result of increased municipal and commercial deposits. The average cost of interest-bearing deposits during 2004 and 2003 was 1.90% and 1.83%, respectively. The reasons for the increased cost were the higher interest rate environment combined with the higher percentage of time and money market accounts in 2004. Total deposits grew by 6.85% from year end 2003 to 2004, as compared to 27.36% from year end 2002 to year end 2003. During the first six months of 2004, deposit growth was more rapid. During the fourth quarter wholesale funding became available at rates that were lower in cost than retail deposits. Management made the decision to use these wholesale sources to fund new loan growth. As a result, maturing time deposits were allowed to roll off the balance sheet and were replaced with Federal Home Loan Bank borrowings. Also responsible for the slower than normal growth in deposits was the delayed opening of two of the Bank's new branch offices. Due to construction constraints and increased time frames for obtaining required permits, the Miller Place branch and the Motor Parkway branch opened months later than had been projected. As deposit collection at new branches can be significant, these delayed openings reduced overall deposit inflows. Two new branch openings are planned for this year during the second and third quarters. These new offices in conjunction with the two offices that opened during the fourth quarter of 2004 and during the first week of 2005 will provide significant sources of deposit inflows for 2005. Management fully expects deposit collection to be in line with prior years during 2005, and this expectation has already been validated by the 9.84% increase in total deposits during the first month of the new year. The Bank has also planned for the introduction of a new deposit product during the early part of the first quarter of 2005 which should further solidify further deposit relationships.

At December 31, 2004, the remaining maturities of the Bank's time deposits in amounts of $100,000 or greater were as follows:

3 months or less                                                   $ 15,556,319
Over 3 through 6 months                                               2,667,880
Over 6 through 12 months                                              8,235,247
Over 12 months                                                       40,137,601
                                                                   ------------

   Total                                                           $ 66,597,047
                                                                   ============



Total borrowings increased from $31,000,000 to $99,500,000, which includes $1,500,000 drawn on an overnight line with J.P. Morgan Chase. Federal Home Loan Bank borrowings increased from $31,000,000 to $98,000,000, a 216.13% increase.

A description of the advances is detailed below:

Description                       Rate      Type     Maturity             Amount
-----------                       ----      ----     --------             ------
Overnight Line of Credit          2.88%    Fixed    01/03/2005      $ 31,000,000
Advance                           2.04     Fixed    09/06/2005         4,000,000
Advance                           3.67     Fixed    09/16/2005         1,000,000
Advance                           4.08     Fixed    01/17/2006        10,000,000
Advance                           2.69     Fixed    09/18/2006         2,000,000
Advance                           3.63     Fixed    01/09/2007        10,000,000
Advance                           2.95     Fixed    09/17/2007         5,000,000
Advance                           4.29     Fixed    12/10/2007         5,000,000
Advance                           4.06     Fixed    12/01/2008         5,000,000
Advance                           4.69     Fixed    12/30/2008         5,000,000
Advance                           2.88     Fixed    01/15/2009         5,000,000
Advance                           4.94     Fixed    11/30/2009         5,000,000
Advance                           4.05     Fixed    12/09/2009         5,000,000
Advance                           2.95     Fixed    01/15/2011         5,000,000
                                                                    ------------
      Total                                                         $ 98,000,000
                                                                    ============

The weighted average interest rate for the advances was 3.50% during 2004 as compared to 3.09% in 2003. The average maturity for these borrowings was 3 years. The underlying collateral for Federal Home Loan Bank borrowings is comprised of U.S. government agency securities, mortgage-backed securities and residential and commercial real estate loans. At December 31, 2004, available collateral at Federal Home Loan Bank was $35,768,189. The Bank also has unsecured lines of credit with its correspondent banks. These unused lines of credit totaled $5,500,000 at year end 2004.

The following table details the Bank's borrowed funds at December 31.

(in thousands)                                              2004          2003          2002
                                                            ----          ----          ----
Advances from FHLBNY
       Maximum month-end balance during the year           $98,000       $44,300       $49,000
       Average balance during the year                      48,720        38,169        45,614
       Weighted average interest rate during the year         3.11%         3.49%         3.65%
       Weighted average interest rate at year end             3.50          3.84          3.13

Federal Funds Purchased
       Maximum month-end balance during the year           $ 7,200       $    --       $    --
       Average balance during the year                          28            22            57
       Weighted average interest rate during the year         2.50%           --%           --%
       Weighted average interest rate at year end             2.50            --            --

Securities sold under agreements to repurchase
       Maximum month-end balance during the year                --            --       $ 4,000
       Average balance during the year                          --            --         3,156
       Weighted average interest rate during the year           --            --          2.47%
       Weighted average interest rate at year end               --            --            --

A trust formed by the Bancorp issued $11,000,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3-month LIBOR plus 2.99%. The Bancorp issued subordinated debentures to the trust in exchange for the proceeds of the offering. The debentures and related debt issuance costs represent the sole assets of the trust.

The Bancorp may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on October 8, 2008.

Stockholders' Equity

Stockholders' equity increased by 19.82% from year end 2003 to year end 2004. This was primarily the result of net income of $10,011,002, dividends declared of $1,186,473, a reduction in comprehensive income of $375,164, and shares repurchased by the Bancorp totaling $684,952. During 2004, the Bancorp declared a two-for-one stock split; the fourth split in six years. The book value of the Bancorp's shares at December 31, 2004 and 2003 was $7.92 and $6.59, respectively. Earnings per share for the same two years was $1.69 and $1.51, respectively.

The Bancorp exceeds the risk-based capital adequacy ratio levels required by the regulatory agencies (See Note P to the Consolidated Financial Statements). Management believes that the current capital levels along with future retained earnings will allow the Bank to maintain a position exceeding required levels and be more than adequate to meet the growth plans of the Bancorp. The Bancorp has the ability to issue additional common stock and/or trust preferred securities should the need arise.

The Bancorp had returns on average equity of 23.37%, 24.74%, and 26.31%, and returns on average assets of 1.58%, 1.80%, and 1.89% for the years ended December 31, 2004, 2003, and 2002, respectively.

Off-Balance Sheet Items and Contractual Obligations

The following tables disclose contractual obligations and commercial commitments of the Bancorp as of December 31, 2004:

                                            Total            1 Year         1 - 3 Years       4 - 5 Years        5 Years
                                            -----            ------         -----------       -----------        -------
FHLB advances                           $ 98,000,000      $ 36,000,000      $ 32,000,000      $25,000,000      $ 5,000,000
Subordinated debt                         11,000,000                --                --               --       11,000,000
Lease obligations                         14,965,631         1,194,442         2,424,057        2,521,112        8,826,020
                                        ------------      ------------      ------------      -----------      -----------
Total contractual cash obligations      $123,965,631      $ 37,194,442      $ 34,424,057      $27,521,112      $24,826,020
                                        ============      ============      ============      ===========      ===========

Letters of credit                       $  8,502,509      $  8,502,509      $         --      $        --      $        --
Other loan commitments                   120,863,866       120,863,866                --               --               --
                                        ------------      ------------      ------------      -----------      -----------
Total commercial commitments            $129,366,375      $129,366,375      $         --      $        --      $        --
                                        ============      ============      ============      ===========      ===========

The Bancorp had the ability to borrow on unsecured lines of credit up to $7,000,000 at December 31, 2004. Outstanding balances at year end totaled $1,500,000.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Bancorp is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Bancorp, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Recent Accounting Pronouncements

For discussion regarding the impact of new accounting standards, refer to Note A of Notes to Consolidated Financial Statements.

Comparison of Operating Results For the Years Ended December 31, 2004 and 2003

General

Net income for 2004 totaled $10,011,002 as compared to $9,098,626, representing an increase of 10.03%. Earnings per share for the two years was $1.69 and $1.51, respectively. The primary reasons for the increased net income during 2004 were 1.) increased net interest income of $3,704,221 or 16.48%, 2.) reduced provision for loan loss expense of $566,816 or 74.28% and 3.) increased net gain on the sale of investment securities of $328,101 or 301.72%.

Interest Income

Total interest income increased from 2003 to 2004 by $6,359,352 or 21.08%. This was the result of a 24.56 % increase in loan income. The yield on loans during 2004 was 6.54% as compared to 6.90% during 2003. The average balance on the loan portfolio during 2004 and 2003 was $521,641,742 and $396,946,409, respectively. The decline in yield on the portfolio was the result of matured loans and a high level of refinanced loans that carried higher interest rates being replaced at lower yields. Interest income on federal funds sold increased by $48,926 or 53.48% as a result of a slightly higher yield for 2004 of 1.07% as compared to 1.01% for 2003. The average balance of federal funds sold during 2004 and 2003 was $13,053,753 as compared to $9,021,062. A high level of federal funds sold was carried throughout the first three quarters of 2004. This level decreased significantly during the fourth quarter as loan volume increased. Interest income on investment securities decreased by $435,287 from 2003 to 2004. The yield on the securities portfolio, adjusted for tax-exempt income on municipal securities, was 4.56% during 2004 as compared to 5.04% during 2003. The decreased volume of these investment securities was re-channeled into loans.

Interest Expense

Total interest expense increased from $7,691,230 during 2003 to $10,346,361 during 2004, representing an increase in cost of 34.52%. This was the result of an increased cost of interest-bearing funds from 2.03% during 2003 to 2.08% during 2004. The average balance of total deposits and borrowings also increased by 26.54%, due to the large inflow of deposits early in 2004, the increased balance of borrowings originated during the fourth quarter, and the outstanding subordinated debt carried for the entire year of 2004.

Net Interest Income

Net interest income increased from 2003 to 2004 by 16.48%, primarily as a result of the significantly increased loan income. Net interest margin for 2004 was
4.47 % compared to 4.88% during 2003. Margin compression resulted from the increased costs of deposit and borrowing expense in conjunction with the reduced level of yield on loans and investment securities. Cash flows from older investment securities and matured and refinanced loans were reinvested in lower yielding loans. Thus the reduction in yields on interest bearing assets declined in conjunction with the increasing costs of interest on deposits and borrowings. Yield on interest earning assets for 2004 and 2003 was 6.21% and 6.53%, respectively. The cost of interest-bearing funds during 2004 and 2003 was 2.08% and 2.03%, respectively.

Other Non-Interest Income

Other non-interest income increased by 10.82% over 2003 levels. Primarily responsible for this increase was the net gain on sales of available for sale securities. Securities were sold during the year in order to provide funds to meet strong loan demand. Other components of non-interest income include fees earned from trust department services. This reduced income was the result of the settlement of several trusts during 2003. This business was not replaced and therefore the fee income generated from these trusts was not earned during 2004. Service charge income on deposit accounts also declined during 2004 as a result of an increased number of "free checking" accounts opened. This trend is expected to continue into 2005 as most new demand accounts are free accounts, although fees generated from a new Overdraft Honor program to be introduced in 2005 is expected to compensate for this reduction in service charge income. Also included in this category of income is the revenue generated from Seigerman Mulvey Co., Inc. Net income from operations during the four months of the Bancorp's ownership of the agency was $317,451.

Other Operating Expenses

Total other operating expenses increased by 28.29% from 2003 to 2004. The physical and human resource expansion that took place in the Bancorp throughout 2004 is reflected in these increased operating expenses. Staffing for two additional branches with associated benefit costs, the addition of several banking professionals within the Retail, Lending and Finance departments, and increased salary and incentive compensation costs for existing staff were responsible for the 46.94% and 24.36% increases in salary and benefit expenses, respectively. Net occupancy and furniture and equipment costs increased by 12.77% and 13.69%, respectively. Once again, the addition of two new branches and the move of all back office support departments from three different locations into one new corporate headquarters increased occupancy and equipment expenses. The consolidation of the three areas is expected to result in improved efficiencies, which is of significant importance for a growing company.

Noteworthy within the category of other operating expenses were the greatly increased costs incurred by the Bancorp for auditing and accounting services. Compliance with the Sarbanes-Oxley Act of 2002, Section 404, required a very large use of resources within the Bank as well as the assistance of an internal audit firm to set up and test the internal control framework of the Bank. The additional work then required to audit and test the internal controls resulted in additional expense for the Bancorp. These costs were in excess of $100,000, and were expenses that were new for 2004. These fees are expected to be greatly reduced in 2005, as the control framework has now been developed and will be updated and monitored on a regular basis by current staff. Another component of other operating expenses is the provision for loan losses. The amount of provision expense for 2004 was significantly lower than that of 2003. Based on the quality of the loan portfolio, the net recoveries of prior charged off loans, and the coverage ratio of the allowance for loan loss account, management determined the amount of provision expense required to maintain an adequate level of reserves.

Comparison of Operating Results For the Years Ended December 31, 2003 and 2002

Net income for the year ended December 31, 2003 was $9,098,626 as compared to $8,041,747 for the same period in 2002. This represents a 13.14% growth rate. The primary reasons for the growth in net income were: 1.) increased loan interest and fee income resulting from the $101,506,076 growth in the loan portfolio, 2.) growth in deposit accounts of $103,411,348 with a minimal increase in interest expense resulting from the low interest rate environment and 3.) the 25.19% decreased provision for loan losses.

Interest Income

Interest income for the two years ended December 31, 2003 and 2002 was $30,170,495 and $27,560,123. The largest contributor to interest income was interest on loans, and it represents 90.77% and 87.72% of this total, respectively. The increased loan income during 2003 was the result of the 28.34% increase in loan volume. Loans at year end 2003 represent 81.35% of total assets. The yield on the loan portfolio decreased fromn 7.46% in 2002 to 6.90% during 2003. This yield reduction was a result of the continued low interest rate environment of 2003. The next largest contributor to interest income is the investment portfolio, which decreased in volume during 2003 and comprises 10.49% of total assets. The yield on taxable investment securities declined from 5.94% in 2002 to 5.15% in 2003. Correspondingly, the yield on nontaxable securities in 2002 was 6.74% and in 2003 was 6.39%. New securities that were added during 2003 carried lower yields than maturing securities, and mortgage backed securities experienced large paydowns. Interest on federal funds sold contributed a lower percentage of interest income during 2003 than 2002 as a result of lower rates. The average yield on federal funds sold during 2003 was 1.01% as compared to 1.56% during 2002. The yield on interest earning assets during 2003 declined by 55 basis points from 7.09% in 2002 to 6.54% in 2003.

Interest Expense

Interest expense for the years ended December 2003 and 2002 was $7,691,230 and $7,409,772, an increase of $281,458 or 3.80% over the period. Interest cost for the Bancorp is comprised of interest expense on deposit accounts totaling $6,187,497 and $5,655,773 and to a lesser degree the interest expense on other borrowings. This cost for 2003 and 2002 was $1,503,733 and $1,753,999. Other borrowings include long term advances and overnight lines of credit from the Federal Home Loan Bank as well as the interest cost associated with the subordinated debt issued by the Bancorp during 2003. The cost for interest bearing deposits during 2003 was 1.83% as compared to 2.06% during 2002. The cost of other borrowings for the same years was 3.67%. The Bank's overall cost of funds for 2003 and 2002 was 2.03% and 2.29%.

Net Interest Income

Net  interest  income is the  largest  contributor  to net income and  comprises
65.63% and 63.74% of total income for 2003 and 2002. Net interest income increased from $15,835,324 in 2001 to $20,150,351 in 2002 and $22,479,265 in
2003, resulting from a larger increase in average interest-earning assets than interest-bearing liabilities. The result of these changes in balance sheet composition and interest rates was an interest margin of 4.88% in 2003 as compared to 5.22% in 2002.

Other Non-Interest Income

Other non-interest income increased by .69% and 11.64% over 2002 and 2001. Service charges on deposit accounts are the single largest contributor to other non-interest income. These service charges decreased from $1,922,029 to $1,783,028 to or 7.23%, from 2002 to 2003. This decrease is the result of an increasing number of free checking accounts opened during 2003. Income from trust services increased by 27.13% from the 2002 level due to the large number of estates that closed in 2003 as well as the effect of increased market value of managed assets. Other income declined slightly from $1,549,408 during 2002 to $1,539,530 during 2003. During 2003, the Bank realized a gain on the sale of investment securities held in the available-for-sale portfolio of $108,745. Net income from the Bank's equity ownership in SMTB Financial Group, LLC., a joint venture with Siegerman Mulvey Co., was $66,101 as compared to $45,415 in 2003.

Other Operating Expenses

Other operating expenses increased by 5.76% over 2002 levels and 19.80% over 2001 levels. Other operating expenses represent various categories of noninterest expense. Salary and benefit expense increased by 5.90% during 2003 due to additions to staff resulting from two branch openings as well as the increasing costs of health insurance. Net occupancy expense increased from $1,190,168 during 2002 to $1,497,003 during 2003, a 25.78% increase. This resulted from increased lease payments on branch properties and depreciation expenses attributed to construction costs of new branches as well as leasehold and building improvements. A lesser increase of 20.40% in occupancy expense occurred from the year 2001 to 2002, also related to the increased costs of maintaining the Bank's buildings. Furniture and equipment expense rose by 8.01% and 13.89% over 2002 and 2001. This was primarily due to the purchase and resultant depreciation of a new imaging system as well as expenses related to the completion of new branches. Other expenses decreased by 3.84% in 2003 and increased by 22.58% in 2002, reflective of changes in overhead and operating expenses for an increased asset and deposit base.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest earning assets. At December 31, 2004, $37,403,950 or 70.1% of the Bancorp's securities had fixed interest rates. Loans with fixed interest rates comprised 9.03% of the loan portfolio. Generally, the value of fixed rate instruments fluctuates inversely with the changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest earning assets.

This decrease in market value could adversely affect the Bancorp's results of operations if the loans or securities were sold or, in the case of interest earning assets classified as available for sale, could reduce the Bancorp's stockholders' equity if they were to be retained.

The Bancorp utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Bancorp's balance sheet. This sensitivity analysis is compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. Due to the historically low rate environment, the simulation was modeled on a 100 basis point downward shift and a 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twelve month period is assumed. The following reflects the Bancorp's income sensitivity analysis as of October 31, 2004 and November 30, 2003.

(in thousands)

Change In Interest                  As of October 31, 2004       As of November 30, 2003
Rates In Basis Points                 Potential Change In          Potential Change In
(Rate Shock)                          Net Interest Income          Net Interest Income
-------------------------------------------------------------------------------------------
                                  ---------------------------------------------------------
                                   $ Change       % Change         $ Change     % Change
                                   --------       --------         --------     --------
                                  ---------------------------------------------------------
     Up 300 Basis Points             2,056           6.43%              223        0.85%

           Static                       --             --                --          --
Down 100 Basis Points               (1,209)         (3.78)%            (445)       (1.73)%

Item 8: Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Smithtown Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Smithtown Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2002 were audited by other auditors whose report dated January 17, 2003 expressed an unqualified opinion on these statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smithtown Bancorp at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S generally accepted accounting principles.

                                                Crowe Chizek and Company LLC

Livingston,  New Jersey
February 18, 2005

Consolidated Balance Sheets

                                                                                ------As of December 31,------
                                                                                      ------------------
                                                                                    2004              2003
                                                                                    ----              ----
ASSETS
Cash and due from banks                                                         $  8,581,562      $  9,383,247
Federal funds sold                                                                 1,051,678         5,382,026
                                                                                ------------      ------------
     Total cash and cash equivalents                                               9,633,240        14,765,273
Investment securities:
     Available for sale:
         Obligations of U.S. government agencies                                  30,192,467        25,094,497
         Mortgage-backed securities                                                4,975,557         8,120,100
         Obligations of state and political subdivisions                          13,585,584        17,745,735
         Other securities                                                          3,005,000         6,324,238
                                                                                ------------      ------------
              Total securities available for sale                                 51,758,608        57,284,570
     Held to maturity:
         Mortgage-backed securities                                                  165,388           293,055
         Obligations of state and political subdivisions                           1,418,462         1,700,323
                                                                                ------------      ------------
              Total investment securities held to maturity (estimated fair
                value $1,631,000 in 2004 and $2,091,332 in 2003)                   1,583,850         1,993,378
                                                                                ------------      ------------
                  Total investment securities                                     53,342,458        59,277,948

Restricted securities                                                              5,554,620         2,162,096

Loans                                                                            570,093,127       459,630,370
     Less: allowance for loan losses                                               4,912,394         4,760,805
                                                                                ------------      ------------
     Loans, net                                                                  565,180,733       454,869,565

Bank premises and equipment                                                       15,365,598        10,287,727

Other assets
     Cash value of bank-owned life insurance                                      16,942,104        16,288,124
     Goodwill                                                                        388,291                --
     Intangible assets                                                               464,820                --
     Other                                                                        10,131,017         7,434,667
                                                                                ------------      ------------
         Total other assets                                                       27,926,232        23,722,791
                                                                                ------------      ------------

              Total assets                                                      $677,002,881      $565,085,400
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
         Demand (non-interest bearing)                                          $ 90,466,100      $ 85,604,168
         Money market                                                            164,878,232       150,583,706
         NOW                                                                      32,434,201        41,816,900
         Savings                                                                  55,257,418        50,892,176
         Time                                                                    171,278,311       152,434,072
                                                                                ------------      ------------
              Total deposits                                                     514,314,262       481,331,022
     Dividends payable                                                               296,190           267,681
     Other borrowings                                                             99,500,000        31,000,000
     Subordinated debt                                                            11,000,000        11,000,000
     Other liabilities                                                             4,949,545         2,308,226
                                                                                ------------      ------------
         Total liabilities                                                       630,059,997       525,906,929

Stockholders' equity
     Common stock $.01 par value (15,000,000 shares authorized;
     7,167,280 shares issued: 5,923,726 and 5,948,474 shares
        outstanding at December 31, 2004 and 2003)                                    71,673         4,479,550
     Retained earnings                                                            52,480,787        43,656,258
     Additional paid in capital                                                    4,407,877                --
     Accumulated other comprehensive income                                           44,910           420,074
                                                                                ------------      ------------
                                                                                  57,005,247        48,555,882
     Less: treasury stock (1,243,554 and 1,218,806 shares at cost at
     December 31, 2004 and 2003, respectively)                                    10,062,363         9,377,411
                                                                                ------------      ------------
         Total stockholders' equity                                               46,942,884        39,178,471
                                                                                ------------      ------------

              Total liabilities and stockholders' equity                        $677,002,881      $565,085,400
                                                                                ============      ============

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                   ------------Year ended December 31,----------
                                                                               -----------------------
                                                                       2004             2003             2002
                                                                       ----             ----             ----
Interest income
     Interest and fees on loans                                    $34,112,816      $27,385,991      $24,174,525
     Interest on federal funds sold                                    140,403           91,477          113,914
     Interest and dividends on investment securities:
         Taxable:
              Obligations of U.S. government agencies                  972,485          659,605          526,784
              Mortgage-backed securities                               285,915          578,360        1,198,596
              Other securities                                         245,378          525,899          359,649
                                                                   -----------      -----------      -----------
                  Subtotal                                           1,503,778        1,763,864        2,085,029
         Exempt from federal income taxes:
              Obligations of state and political subdivisions          686,513          861,714        1,064,763
     Other interest income                                              86,337           67,449          121,892
                                                                   -----------      -----------      -----------
                  Total interest income                             36,529,847       30,170,495       27,560,123

Interest expense
     Money market accounts (including savings)                       2,596,577        1,976,246        2,105,547
     Time deposits of $100,000 or more                               2,187,058        1,508,018        1,313,528
     Other time deposits                                             3,490,419        2,703,233        2,236,698
     Securities sold under agreements to repurchase                         --               --           78,228
     Other borrowings                                                2,072,307        1,503,733        1,675,771
                                                                   -----------      -----------      -----------
         Total interest expense                                     10,346,361        7,691,230        7,409,772
                                                                   -----------      -----------      -----------

Net interest income                                                 26,183,486       22,479,265       20,150,351

Provision for loan losses                                              196,297          763,113        1,020,000
                                                                   -----------      -----------      -----------

Net interest income after provision for loan losses                 25,987,189       21,716,152       19,130,351

Other  noninterest income
     Trust department income                                           439,295          581,467          457,393
     Service charges on deposit accounts                             1,707,268        1,783,028        1,922,029
     Other income                                                    1,222,996        1,055,828        1,012,972
     Net gain on sales of investment securities                        436,846          108,745           76,865
     Gain in cash value of bank owned life insurance                   653,980          483,702          536,436
     Net income from equity investment                                  59,756           66,101           45,415
                                                                   -----------      -----------      -----------
         Total other noninterest income                              4,520,141        4,078,871        4,051,110

Other operating expenses
     Salaries                                                        7,128,627        4,851,400        4,728,761
     Pensions and other employee benefits                            1,626,443        1,307,863        1,087,387
     Net occupancy expense of bank premises                          1,688,125        1,497,003        1,190,168
     Furniture and equipment expense                                 1,227,845        1,079,961          999,911
     Other expense                                                   2,998,591        2,698,815        2,806,539
                                                                   -----------      -----------      -----------
         Total other operating expenses                             14,669,631       11,435,042       10,812,766
                                                                   -----------      -----------      -----------

Income before income taxes                                          15,837,699       14,359,981       12,368,695
Provision for income taxes                                           5,826,697        5,261,355        4,326,948
                                                                   -----------      -----------      -----------

Net income                                                         $10,011,002      $ 9,098,626      $ 8,041,747
                                                                   ===========      ===========      ===========

Earnings per share
     Net income                                                    $      1.69      $      1.51      $      1.31
     Weighted average shares outstanding                             5,935,210        6,027,440        6,138,440

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

                                                                         -------------Year ended December 31,-----------
                                                                                      -----------------------
                                                                              2004              2003             2002
                                                                         ------------       -----------       ----------
Net income                                                               $ 10,011,002       $ 9,098,626       $8,041,747
Other comprehensive income (loss), before tax:
    Unrealized holding gain (loss) arising during the year                   (209,988)         (431,843)       1,176,856
    Less: reclassification adjustment for gains included in net income        436,846           108,745           76,865
                                                                         ------------       -----------       ----------
                                                                             (646,834)         (540,588)       1,099,991

Tax effect                                                                    271,670           227,022          461,996
                                                                         ------------       -----------       ----------

Other comprehensive income (loss), net of tax                                (375,164)         (313,566)         637,995
                                                                         ------------       -----------       ----------

Total comprehensive income                                               $  9,635,838       $ 8,785,060       $8,679,742
                                                                         ============       ===========       ==========

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity


                                -----------Common Stock----------
                                           ------------
                                   Shares                          Additional          Retained           Treasury
                                Outstanding         Amount      Paid In Capital        Earnings            Stock
                                -----------         ------      ---------------        --------            -----
Balance at January 1, 2002       1,539,257       $ 2,239,775       $ 1,993,574       $ 28,765,704       $ (6,095,915)

Comprehensive income:
   Net income                           --                --                --          8,041,747                 --
   Other comprehensive
     income, net of tax                 --                --                --                 --                 --

      Total comprehensive
        income

Cash dividends declared                 --                --                --           (920,443)                --
Treasury stock purchases           (15,508)               --                --                 --           (813,796)
                                ----------       -----------       -----------       ------------       ------------

Balance at December 31,
  2002                           1,523,749         2,239,775         1,993,574         35,887,008         (6,909,711)

Comprehensive income:
   Net income                           --                --                --          9,098,626                 --
   Other comprehensive
     loss, net of tax                   --                --                --                 --                 --

      Total comprehensive
        income

2-for-1 stock split              1,523,749         2,239,775        (1,993,574)          (246,201)                --

Cash dividends declared                 --                --                --         (1,083,175)                --
Treasury stock purchases           (73,261)               --                --                 --         (2,467,700)
                                ----------       -----------       -----------       ------------       ------------

Balance at December 31,
  2003                           2,974,237         4,479,550                --         43,656,258         (9,377,411)

Comprehensive income:
   Net income                                                                          10,011,002
   Other comprehensive
     loss, net of tax

      Total comprehensive
        income

2-for-1 stock split              2,974,237            35,836           (35,836)                                   --

Change in  par value(1)                           (4,443,713)        4,443,713

Cash dividends declared                                                                (1,186,473)
Treasury stock purchases           (24,748)                                                                 (684,952)
                                ----------       -----------       -----------       ------------       ------------

Balance at December 31,
   2004                          5,923,726       $    71,673       $ 4,407,877       $ 52,480,787       $(10,062,363)
                                ==========       ===========       ===========       ============       ============

                                 Accumulated
                                    Other             Total
                                Comprehensive     Stockholders'
                                Income (Loss)         Equity
                                -----------       ------------
Balance at January 1, 2002      $    95,645       $ 26,998,783

Comprehensive income:
   Net income                            --          8,041,747
   Other comprehensive
     income, net of tax             637,995            637,995
                                                  ------------
      Total comprehensive
        income                                       8,679,742

Cash dividends declared                  --           (920,443)
Treasury stock purchases                 --           (813,796)
                                -----------       ------------

Balance at December 31,
  2002                              733,640         33,944,286

Comprehensive income:
   Net income                            --          9,098,626
   Other comprehensive
     loss, net of tax              (313,566)          (313,566)
                                                  ------------
      Total comprehensive
        income                                       8,785,060

2-for-1 stock split                      --                 --

Cash dividends declared                  --         (1,083,175)
Treasury stock purchases                 --         (2,467,700)
                                -----------       ------------

Balance at December 31,
  2003                              420,074         39,178,471

Comprehensive income:
   Net income                                       10,011,002
   Other comprehensive
     loss, net of tax              (375,164)          (375,164)
                                                  ------------
      Total comprehensive
        income                                       9,635,838

2-for-1 stock split                      --                 --

Change in  par value(1)

Cash dividends declared                             (1,186,473)
Treasury stock purchases                              (684,952)
                                -----------       ------------

Balance at December 31,
   2004                         $    44,910       $ 46,942,884
                                ===========       ============

Cash dividends declared per share were $.20 in 2004, $.18 in 2003, and $.15 in 2002.

(1) As a result of the May 7, 2004 two-for-one stock split and the April 20, 2004 reduction in par value from $1.25 to $0.01 per share, a transfer of $4,443,713 was made from the common stock account into additional paid in capital.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                 -------------Year ended December 31,------------
                                                                                      2004             2003             2002
                                                                                      ----             ----             ----
Cash flows from operating activities
   Net income                                                                    $  10,011,002    $   9,098,626    $  8,041,747
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation on premises and equipment                                         1,100,262          772,030         639,794
      Provision for loan losses                                                        196,297          763,113       1,020,000
      Net increase in other liabilities                                              1,468,893          585,499         434,819
      Net increase in other assets                                                  (2,395,368)         (33,368)     (1,608,453)
      Net gain on sale of investment securities                                       (436,846)        (108,745)        (76,865)
      Decrease (increase) in deferred taxes                                            322,738         (263,671)       (289,678)
      Distribution from SMTB Financial Group, LLC                                           --           66,000          78,000
      Increase in cash surrender value of officers' life insurance policies           (653,980)        (483,702)       (886,436)
      Amortization of investment security premiums and accretion of
        discounts, net                                                                 (71,290)         (40,660)       (198,032)
                                                                                 -------------    -------------    ------------
        Cash provided by operating activities                                        9,541,708       10,355,122       7,154,896
Cash flows from investing activities
   Mortgage-backed securities
      Proceeds from calls, repayments, maturities and sales of available
      for sale                                                                       3,093,262        7,388,309      10,275,313
      Proceeds from calls, repayments and maturities of held  to maturity              127,667          286,568         343,257
   Other securities:
      Proceeds from calls, repayments, maturities and sales ofavailable
      for sale                                                                      33,564,889       33,997,942      15,989,472
      Proceeds from calls, repayments and maturities of
      held to maturity                                                                 281,750          691,861       1,444,695
   Purchase of other investment securities:
      Held to maturity                                                                      --         (200,000)       (140,000)
      Available for sale                                                           (31,706,267)     (43,624,261)    (17,437,878)
   Purchase of officers' life insurance policies                                            --       (4,913,600)       (245,000)
   Purchase of Federal Home Loan Bank stock                                         (3,350,000)              --              --
   Acquisition of Seigerman Mulvey Co., Inc.                                        (1,053,249)              --              --
   Loans made to customers, net                                                   (110,311,168)    (101,528,249)    (76,476,777)
   Proceeds from sale of other real estate owned                                            --               --         758,476
   Purchase of premises and equipment                                               (6,178,133)      (2,279,575)     (4,418,569)
                                                                                 -------------    -------------    ------------
        Cash used in investing activities                                         (115,531,249)    (110,181,005)    (69,907,011)

Cash flows from financing activities
   Net increase in demand deposits, money market, NOW
   and savings                                                                      15,356,185       58,403,501      42,926,215
   Net increase in time deposits                                                    18,844,239       45,007,848      23,051,416
   Cash dividends paid                                                              (1,157,964)      (1,044,744)       (921,558)
   Securities sold under agreements to repurchase and
   other borrowings                                                                 68,500,000       (7,000,000)     (1,750,000)
   Proceeds from subordinated debt issuance                                                 --       11,000,000              --
   Purchase of treasury stock                                                         (684,952)      (2,467,700)       (813,796)
                                                                                 -------------    -------------    ------------
        Cash provided by financing activities                                      100,857,508      103,898,905      62,492,277
                                                                                 -------------    -------------    ------------
Net decrease increase in cash and cash equivalents                                  (5,132,033)       4,073,022        (259,838)
Cash and cash equivalents, beginning of period                                      14,765,273       10,692,251      10,952,089
                                                                                 -------------    -------------    ------------

Cash and cash equivalents, end of period                                         $   9,633,240    $  14,765,273    $ 10,692,251
                                                                                 =============    =============    ============
Supplemental disclosures of cash flow information
   Cash paid during the year for:
        Interest                                                                 $  10,172,461    $   7,455,049    $  7,356,970
        Income taxes                                                                 6,156,445        5,319,117       2,542,450

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A. Summary of Significant Accounting Policies

The accounting and reporting policies of Smithtown Bancorp, Inc. ("the Bancorp") and its subsidiary, Bank of Smithtown ("the Bank"), reflect banking industry practices and conform to U.S. generally accepted accounting principles. A summary of the significant accounting policies followed by the Bancorp in the preparation of the accompanying consolidated financial statements is set forth below.

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Smithtown Bancorp, its wholly owned subsidiary, Bank of Smithtown, and Bank of Smithtown's wholly owned subsidiaries, Bank of Smithtown Insurance Agency, Inc. and Seigerman Mulvey Co., Inc. All material inter-company transactions and balances have been eliminated.

During May 2004 and April 2003, the Bancorp effected a two-for-one split of common stock. All references in the accompanying consolidated financial statements and notes thereto relating to earnings per share and share data have been retroactively adjusted to reflect the two-for-one stock splits.

Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust, investment management and insurance services . As a state bank, the Bank is subject to regulation by the State of New York Banking Department and the Federal Reserve Board. The area served by Smithtown Bancorp is the north shore of Suffolk County, New York, and services are provided at eleven branch offices.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair values of financial instruments, deferred taxes and post retirement benefit obligations are particularly subject to change.

Cash Flows

For the purposes of the statements of cash flows, the Bancorp considers cash and due from banks including deposits with other financial institutions under 90 days and federal funds sold as cash and cash equivalents. Net cash flows are reported for loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, other borrowings and repurchase agreements.

Securities

The Bank evaluates its security policies consistent with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the Bancorp's investments in securities are classified in two categories and accounted for as follows:

      o Securities Held to Maturity: Bonds, notes and debentures for which the Bancorp has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

      o Securities Available for Sale: Bonds, notes, debentures, and certain equity securities are carried at estimated fair value.

Restricted securities, as reported on the balance sheet, including Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost. Unrealized holding gains and losses, net of tax, arising on securities available for sale, are reported as a component of accumulated other comprehensive income.
Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to stockholders.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are based on the amortized cost of the security sold and are recorded on settlement date.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: 1) the length of time and extent that fair value has been less than cost, 2) the financial condition and near term prospects of the issuer, and 3) the Bancorp's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and allowance for loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer and credit card loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Generally, interest received on impaired loans continues either to be applied by the Bank against principal or to be realized as interest income, according to management's judgment as to the collectibility of principal. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bancorp does not separately identify individual consumer and residential loans for impairment disclosures.

Bank Premises and Equipment

Land is carried at cost. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets as follows:

          Bank premises                               25 to 30 years
          Leasehold improvements                       5 to 40 years
          Furniture and equipment                      3 to 10 years

Other Real Estate Owned

Other real estate owned ("OREO"), acquired principally through foreclosure or a similar conveyance of title is carried at the lower of cost or fair value less estimated costs to sell the property. Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Revenues and expenses associated with holding such assets are recorded through operations when realized.

The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in OREO are periodically valued through appraisals and are written down to estimated fair value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions. At December 31, 2004 and 2003, the Bancorp carried no other real estate owned.

Company-Owned Life Insurance

The Bancorp has purchased life insurance policies on certain key executives and certain eligible directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as standby letters of credit that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

Income Taxes

The tax provision as shown in the consolidated statements of income relates to items of income and expense reflected in the statements after appropriate deduction of tax-free income, principally, nontaxable interest from obligations of state and political subdivisions. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax
rates.   Deferred  taxes  are  provided  for  timing   differences   related  to
depreciation, loan loss provisions, postretirement benefits, and investment securities, which are recognized for financial accounting purposes in one period and for tax purposes in another period.

Trust Assets

Assets belonging to trust customers that are held in fiduciary or agency capacity by the Bank are not included in the financial statements since they are not assets of the Bank. Deposits held in fiduciary or agency capacity in the normal course of business are reported in the applicable deposit categories of the consolidated balance sheets.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP ("Employee Stock Ownership Plan") shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The Bancorp did not have any potentially dilutive shares for any periods presented.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of tax, on securities available for sale, which is also recognized as a separate component of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Retirement Benefits

The Bank accounts for post-retirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). This statement requires that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

In addition, the Bank adopted the provisions of SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", ("SFAS 132") in 1998. This Statement supersedes the disclosure requirements in SFAS No. 106. It does not address the measurement or recognition issues as prescribed by SFAS
106. The Bank adopted SFAS 132 as amended in 2003 for additional disclosures about the assets, obligations, cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

Employee Stock Ownership Plan

The cost of shares issued to the ESOP, but not yet allocated to participants, is recognized as pension expense and is based on the market price of the shares at the time the Bancorp purchases such shares.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank of $765,000 was required to meet regulatory reserve and clearing balance requirements at December 31, 2004 and 2003. These balances do not earn interest. The average amount of these reserve balances for the years ended December 31, 2004 and 2003 were $835,564 and $846,624, respectively.

Collateralized Securities Transactions

Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. The Bank is required to provide securities to counterparties in order to collateralize repurchase agreements. The Bank's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained or excess collateral returned when necessary. It is the Bank's policy to value collateral periodically and to obtain additional collateral or to retrieve excess collateral from counterparties, when deemed appropriate. At December 31, 2004 and 2003, the Bank carried no collateralized securities transactions.

Recently Issued Accounting Pronouncements

SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. This guidance is effective for all applicable transactions entered into December 15, 2004 or later.

The effect of these other new standards on the Company's financial position and results of operations is no expected to be material upon and after adoption.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to stockholders. These restrictions pose no practical limit on the ability of the Bank or holding company to pay dividends at historical levels.

Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Bancorp-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and such impairment will be recognized in the period identified. Other intangible assets consist of customer relationships, and covenants not to compete, each of which relate to the acquisition of Seigerman Mulvey Co., Inc. They are initially measured at fair value and then are amortized over their estimated useful lives.

Reclassifications

Certain reclassifications related to direct loan origination fees and costs have been made to the prior year's financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note B. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                            Gross           Gross
                                                           Fair          Unrealized       Unrealized
                                                           Value            Gains           Losses
                                                           -----            -----           ------
December 31, 2004
   Obligations of U.S. government agencies              $30,192,467      $     1,633      $  (218,947)
   Mortgage-backed securities                             4,975,557          146,293           (1,600)
   Obligations of state and political subdivisions       13,585,584          198,869          (52,418)
   Other securities                                       3,005,000            5,000               --
                                                        -----------      -----------      -----------

       Total                                            $51,758,608      $   351,795      $  (272,965)
                                                        ===========      ===========      ===========
December 31, 2003
   Obligations of U.S. government agencies              $25,094,497      $    39,129      $  (161,173)
   Mortgage-backed securities                             8,120,100          204,436           (7,441)
   Obligations of state and political subdivisions       17,745,735          444,419          (74,466)
   Other securities                                       6,324,238          279,405               --
                                                        -----------      -----------      -----------

       Total                                            $57,284,570      $   967,389      $  (243,080)
                                                        ===========      ===========      ===========

The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows:

                                                                             Gross             Gross
                                                          Carrying         Unrealized        Unrealized           Fair
                                                           Amount            Gains             Losses            Value
                                                           ------            -----             ------            -----
December 31, 2004
   Mortgage-backed securities                           $    165,388      $      9,411      $         --      $    174,799
   Obligations of state and political subdivisions         1,418,462            37,853              (114)        1,456,201
                                                        ------------      ------------      ------------      ------------

       Total                                            $  1,583,850      $     47,264      $       (114)     $  1,631,000
                                                        ============      ============      ============      ============
December 31, 2003
   Mortgage-backed securities                           $    293,055      $     18,290      $         --      $    311,345
   Obligations of state and political subdivisions         1,700,323            79,664                --         1,779,987
                                                        ------------      ------------      ------------      ------------

        Total                                           $  1,993,378      $     97,954      $         --      $  2,091,332
                                                        ============      ============      ============      ============

The following table presents the amortized costs of and estimated fair values of debt securities by contractual maturity at December 31, 2004:

                                                                   Available
                                                                  --for Sale--      -------Held to Maturity------
                                                                                     Carrying
                                                                   Fair Value         Amount         Fair Value
                                                                   ----------         ------         ----------
Type and Maturity Grouping
Obligations of U.S. government agencies
   After 1 year, but within 5 years                                $ 8,924,062      $        --      $        --
   After 5 years, but within 10 years                               19,765,891               --               --
   After 10 years                                                    1,502,514               --               --
                                                                   -----------      -----------      -----------

        Total obligations of U.S. government agencies              $30,192,467      $        --      $        --
                                                                   ===========      ===========      ===========
Mortgage-backed securities
   After 1 year, but within 5 years                                $        --      $   165,388      $   174,799
   After 10 years                                                    4,975,557               --               --
                                                                   -----------      -----------      -----------
        Total mortgage-backed securities                           $ 4,975,557      $   165,388      $   174,799
                                                                   ===========      ===========      ===========

Obligations of state and political subdivisions
   Within 1 year                                                   $ 2,218,861      $   456,712      $   462,485
   After 1 year, but within 5 years                                  4,221,774          921,750          953,804
   After 5 years, but within 10 years                                2,649,269           40,000           39,912
   After 10 years                                                    4,495,680               --               --
                                                                   -----------      -----------      -----------

        Total obligations of state and political subdivisions      $13,585,584      $ 1,418,462      $ 1,456,201
                                                                   ===========      ===========      ===========
Other securities
   After 10 years                                                  $ 3,005,000      $        --      $        --
                                                                   -----------      -----------      -----------
   Total other securities                                          $ 3,005,000      $        --      $        --
                                                                   ===========      ===========      ===========

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of U.S. government agencies, mortgage-backed securities, and obligations of state and political subdivisions having an amortized cost of $42,171,633 and an estimated fair value of $42,297,843 were pledged to secure public deposits, treasury tax and loan deposits and advances. No municipality maintains deposits exceeding ten percent of stockholders' equity.

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $397,400. The stock has no maturity and has paid dividends at the rate of 6.00% for 2004 and 2003. The Bank is a member of the Federal Home Loan Bank of New York and now holds $4,900,000 of its stock. This stock also has no maturity and has paid average dividends of approximately 1.80% and 2.97% for 2004 and 2003. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank is restricted.

The following table presents the sales of available for sale securities:

                                 2004                2003                2002
                                 ----                ----                ----

Proceeds                     $12,561,556         $33,341,262         $14,912,361
Gross gains                      436,846             108,745              76,865
Gross losses                          --                  --                  --

The Bank invested $100,000 in the Nassau-Suffolk Business Development Fund. This consortium of banks provides loans to low-income homeowners.

Securities with unrealized losses at year-end 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

As of December 31, 2004                 Less than 12 Months                 12 Months or More                      Total
                                    ----------------------------      ---------------------------                  -----
                                       Fair          Unrealized           Fair        Unrealized           Fair          Unrealized
Description of Securities              Value            Loss             Value            Loss             Value            Loss
-------------------------              -----            ----             -----            ----             -----            ----
Securities available for sale:
  Obligations of U.S.
   government agencies              $23,010,045      $   151,759      $ 4,932,813      $    67,188      $27,942,858      $   218,947
  Mortgage-backed securities            157,019            1,600               --               --          157,019            1,600
  Obligations of state and
   political subdivisions             5,734,777           52,031          943,705              387        6,678,482           52,418
                                    -----------      -----------      -----------      -----------      -----------      -----------
      Total temporarily
       impaired                     $28,901,841      $   205,390      $ 5,876,518      $    67,575      $34,778,359      $   272,965
                                    ===========      ===========      ===========      ===========      ===========      ===========


As of December 31, 2003                  Less than 12 Months              12 Months or More                        Total
                                    ----------------------------      ----------------------------                 -----
                                        Fair         Unrealized           Fair         Unrealized          Fair           Unrealized
Description of Securities              Value            Loss             Value            Loss             Value            Loss
-------------------------              -----            ----             -----            ----             -----            ----
Securities available for sale:
  Obligations of U.S.
   government agencies              $14,351,669      $   161,173      $        --      $        --      $14,351,669      $   161,173
  Mortgage-backed securities          2,026,798            7,441               --               --        2,026,798            7,441
  Obligations of state and
   political subdivisions             4,457,123           58,814          931,750           15,652        5,388,873           74,466
                                    -----------      -----------      -----------      -----------      -----------      -----------
      Total temporarily
        impaired                    $20,835,590      $   227,428      $   931,750      $    15,652      $21,767,340      $   243,080
                                    ===========      ===========      ===========      ===========      ===========      ===========

Unrealized losses on securities held to maturity were $114 and $0 at December 31, 2004 and 2003, respectively. The unrealized losses on all securities have not been recognized into income because the bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Note C. Loans

Loans as of December 31 consisted of the following:

                                                                                    2004              2003
                                                                                    ----              ----
Real estate loans, construction                                                 $120,204,220      $ 74,753,266
Real estate loans, other
   Commercial                                                                    302,280,777       259,126,430
   Residential                                                                   105,301,610        84,872,476
Commercial and industrial loans                                                   40,968,206        39,227,832
Loans to individuals for household, family and other personal expenditures         1,893,893         1,382,712
All other loans (including overdrafts)                                               190,165           314,837
                                                                                ------------      ------------

Total loans, gross                                                               570,838,871       459,677,553
Less: unearned discount                                                               16,972            47,183
     deferred fees                                                                   728,772                --
     allowance for loan losses                                                     4,912,394         4,760,805
                                                                                ------------      ------------
   Loans, net                                                                   $565,180,733      $454,869,565
                                                                                ============      ============

Activity in the allowance for loan losses was as follows:


                                                                   2004            2003            2002
                                                                   ----            ----            ----
Beginning balance                                               $4,760,805      $3,945,593      $3,091,585
Add:
    Recoveries                                                     200,431         131,364          51,864
    Provision charged to current expense                           196,297         763,113       1,020,000
                                                                ----------      ----------      ----------
        Total                                                    5,157,533       4,840,070       4,163,449
Less: charge-offs                                                  181,342          79,265         217,856
    Reclassification to reserve for contingent liabilities          63,797              --              --
                                                                ----------      ----------      ----------

Balance, December 31                                            $4,912,394      $4,760,805      $3,945,593
                                                                ==========      ==========      ==========

All loans considered impaired under SFAS 114 are included in the Bank's 90-day or more past-due or nonaccrual categories. At December 31, 2004 and 2003, there were no loans that are considered impaired under SFAS 114. The average recorded investment in impaired loans during the twelve months ended December 31, 2004 and 2003 was $66,312 and $15,093, respectively. The allowance on impaired loans at December 31, 2004 and 2003 was zero and at December 31, 2002 was $209,964.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. The Bancorp recognized no interest revenue in 2004, 2003, and 2002, on these impaired loans. Any cash receipts would first be applied to accrued interest on impaired loans and then to the principal balance outstanding.

At December 31, 2004 and 2003, there were no loans with unpaid principal balances on which the Bank is no longer accruing interest income, included in the total loans listed above. At December 31, 2004 and 2003, there were no loans past due ninety days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at December 31 follows:

(in thousands)                                             2004        2003        2002
--------------                                             ----        ----        ----
Gross interest income which would have been recorded
  during the year under original contract terms           $    2      $    1      $  133
Gross interest income recorded during the year                --          --          --

Note D.  Bank Premises and Equipment

Bank premises and equipment as of December 31, 2004 and 2003 were as follows:

                                                      2004             2003
                                                      ----             ----

Land                                               $   301,404      $   301,404
Bank premises                                        8,010,876        5,986,070
Leasehold improvements                               7,082,423        4,199,028
Furniture and equipment                              6,296,416        5,543,057
                                                   -----------      -----------
    Subtotal                                        21,691,119       16,029,559
Less: accumulated depreciation and amortization      6,325,521        5,741,832
                                                   -----------      -----------

    Total bank premises and equipment              $15,365,598      $10,287,727
                                                   ===========      ===========

As of December 31, 2004, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

              2005                                $  1,194,020
              2006                                   1,182,737
              2007                                   1,233,704
              2008                                   1,231,984
              2009                                   1,261,640
              Years after 2009                       7,549,603
                                                  ------------
                 Total                            $ 13,653,688
                                                  ============

A number of leases include escalation provisions relating to real estate taxes and expenses. Individual office rental expenses range from $1,500 to $55,300 per month with escalation provisions tied to the consumer price index or in some offices with a straight line annual increase averaging 2%.

Rental expenses for all leases on premises and equipment amounted to $717,225 in 2004, $624,971 in 2003, and $473,752 in 2002. The above table includes rental commitments for two new branch locations. The branches will be opened in 2005.

Note E. Employee Stock Ownership Plan And Other Postretirement Plan

The Bancorp has established an Employee Stock Ownership Plan for substantially all of its employees. The ESOP serves as the Bank's pension plan. Eligibility requirements for the ESOP remain the same as for the Defined Contribution Plan and include one year of continuous service, 1,000 hours and attaining an age of
21. Eligible compensation is defined as gross wages less contributions to any qualified plans to the extent that these contributions are not includable in the gross income of the participant. Contributions to the ESOP are in the form of cash and are made at the discretion of the Board of Directors. The ESOP uses this contribution to purchase shares of Smithtown Bancorp stock, which are then allocated to eligible participants. ESOP benefits are 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability, or separation from service and may be payable in cash or stock. The Bank reported a net expense of $180,000, $160,000 and $135,000 related to the ESOP for the years ended December 31, 2004, 2003, and 2002. During 2004, 2003, and 2002, the ESOP used the Bank's contribution to purchase 7,200, 5,828 and 4,512 shares of common stock at an average cost of $25.00, $27.00 and $20.00 per share. The 2004 contribution represents 3.0% of eligible compensation. As of December 31, 2004 and 2003, the ESOP held 272,120 and 258,256 allocated shares. There were no unallocated shares in the ESOP effective December 31, 2004 and 2003. ESOP shares are included in weighted average shares outstanding in the calculations of earnings per share.

The Bank sponsors a post-retirement medical and life insurance plan for a closed group of prior employees. The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending December 31, 2004 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

                                                   Retiree Health Benefits
                                                     2004            2003
                                                     ----            ----
Reconciliation of benefit obligation
  Obligation at January 1                         $ 359,696       $ 394,693
  Interest cost                                      20,351          24,293
  Actuarial gain                                    (21,562)        (16,282)
  Benefit payments                                  (38,038)        (43,008)
                                                  ---------       ---------

    Obligation at December 31                     $ 320,447       $ 359,696
                                                  =========       =========

Reconciliation of fair value of plan assets
  Employer contributions                          $  38,038       $  43,008
  Benefit payments                                  (38,038)        (43,008)
                                                  ---------       ---------

    Fair value of plan assets at December 31      $      --       $      --
                                                  =========       =========

Funded status
  Funded status at December 31                    $(320,447)      $(359,696)
  Unrecognized transition obligation                253,600         285,400
  Unrecognized gain                                (133,125)       (116,526)
                                                  ---------       ---------

    Net amount recognized                         $(199,972)      $(190,822)
                                                  =========       =========

The following table provides the components of net periodic benefit cost for the plans for the years 2004, 2003 and 2002:

                                                               Retiree Health Benefits
                                                          2004           2003           2002
                                                          ----           ----           ----
Interest cost                                           $ 20,351       $ 24,293       $ 27,796
Amortization of unrecognized transition obligation        31,800         31,800         31,800
Amortization of net gain                                  (4,963)        (3,886)        (2,276)
                                                        --------       --------       --------

   Net periodic benefit cost                            $ 47,188       $ 52,207       $ 57,320
                                                        ========       ========       ========

The assumptions used in the measurement of the Bank's benefit obligation are shown in the following table:


                                                     Retiree Health Benefits
                                                   2004       2003       2002
                                                   ----       ----       ----
Weighted average assumptions as of December 31
  Discount                                         6.00%      6.00%      6.50%
  Initial rate for health care costs               8.50%      9.00%      9.50%
  Ultimate rate for health care costs              6.00%      6.00%      6.00%
  Ultimate year of health care increase            2010       2010       2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                               1%           1%
                                                                            Increase     Decrease
                                                                            --------     --------
Effect on total of service and interest cost components net of periodic
  postretirement health care benefit cost                                    $   90      $   (86)
Effect on health care component of the accumulated postretirement
  benefit obligation                                                          1,248       (1,209)

Contributions

Since the plan holds no assets, the Bank does not expect to contribute to its plan in 2005 other than to fund the payments for the benefits described in the table below.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:


                                                       Benefits
                                                       --------

                        2005                           $ 38,726
                        2006                             37,869
                        2007                             33,720
                        2008                             32,745
                        2009                             29,773
                        Years 2010-2014                 127,085

Note F. Other Benefit Plans

The Bank established a 401(k) Defined Contribution Plan (the "Plan"). All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of their compensation up to a maximum of $14,000 per year. The Plan requires that the Bank match 50% of an employee's contribution up to 3% of the participating employee's compensation. The Bank's 401(k) contribution for 2004, 2003, and 2002 amounted to $154,628, $100,900 and $85,925.

The Bank has adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is to be funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary funding source. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank to the plan, which for executive officers is 10% of the officer's salary for the prior fiscal year and for directors, is 25% of the director's fees for the prior fiscal year. The award will be deferred into an account and will be credited with interest at a rate based upon the growth rate of the stock for the plan year. The benefit may be paid in 180 equal monthly installments or a lump sum at normal retirement. If the participant attains the age of 55 and has completed 20 years of service, he may elect early retirement and may receive the balance in the deferral account on the early retirement date. In case of the participant's early termination prior to early retirement, the executive is entitled to receive a benefit equal to his or her vested portion of the deferral account balance on the termination date. In the event of the participant's termination of employment due to disability, the participant may request to receive a disability benefit equal to the deferral account balance at the date of termination. The deferred incentive plan has five executives and five director participants. Total contributions accrued under this plan for the years 2004 and 2003 were $113,328 and $104,213. The Bank has a similar supplemental life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary. At December 31, 2004 and 2003, the combined value of these insurance policies was $13,307,985 and $12,810,416.

The Bank has established a non-qualified Deferred Compensation Plan in 2004. All directors and executive officers of the Bancorp are eligible to participate in this plan. Under this plan, directors may elect to defer a portion of their fees and executive officers may elect to defer a portion of their compensation. A liability is accrued for the obligation under this plan.

During 2004 the Bank adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for the Chief Executive Officer. The benefit provided to him by the SERP is calculated at seventy percent of his final three year average compensation reduced by various employer offsets including contributions under the 401K Plan, the Deferred Compensation Plan and the Executive Incentive Retirement Plan as well as by a percentage of his Social Security benefit. The SERP is partially funded by a life insurance policy with a cash value at year end 2004 of $3,635,252. The Bank's expense for the SERP for 2004 was $42,852.

Note G. Income Taxes

Income tax expense for the years ended December 31 was as follows:

                                                2004             2003             2002
                                                ----             ----             ----
Federal:
  Current                                    $4,186,170      $ 4,210,737       $3,063,980
  Deferred                                      264,691         (184,856)         230,921
                                             ----------      -----------       ----------
    Total federal                             4,450,861        4,025,881        3,294,901
New York State:
  Current                                     1,317,789        1,314,289          977,261
  Deferred                                       58,047          (78,815)          54,786
                                             ----------      -----------       ----------
    Total New York State                      1,375,836        1,235,474        1,032,047
                                             ----------      -----------       ----------
       Total provision for income taxes      $5,826,697      $ 5,261,355       $4,326,948
                                             ==========      ===========       ==========

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                    -----------2004-------------    -----------2003------------      -----------2002------------

                                                      % of                             % of                             % of
                                       Tax           Pretax             Tax           Pretax             Tax           Pretax
                                     Amount          Income           Amount          Income           Amount          Income
                                     ------          ------           ------          ------           ------          ------
Federal statutory rate             $ 5,384,818           34.00%     $ 4,882,394           34.00%     $ 4,205,356           34.00%
Increase (reduction) of taxes
  resulting from:
    Effect of additional tax
       brackets                         83,508            0.53           43,599            0.30           23,687            0.19
    Tax exempt interest               (214,303)          (1.35)        (271,993)          (1.89)        (333,662)          (2.70)
    State income taxes net of
     federal income tax benefit        908,052            5.73          815,413            5.68          681,151            5.51

     Other                            (335,378)          (2.12)        (208,058)          (1.45)        (249,584)          (2.02)
                                   -----------     -----------      -----------     -----------      -----------     -----------

       Total provision for
         income taxes              $ 5,826,697           36.79%     $ 5,261,355           36.64%     $ 4,326,948           34.98%
                                   ===========     ===========      ===========     ===========      ===========     ===========

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $1,555,143 and $1,607,570 as of the end of 2004 and 2003.

Note H. Deposits

At December 31, 2004 and 2003, time deposits in principal amounts of $100,000 or more were $66,597,047 and $55,177,025. Interest expense on such deposits for the years ended December 31, 2004, 2003, and 2002 was $2,187,058, $1,508,018 and
$1,313,528.

The following table sets forth the remaining maturities of the Bank's time deposits at December 31, 2004.


                2005                             $  58,808,895
                2006                                49,322,658
                2007                                28,118,163
                2008                                10,951,500
                2009                                24,077,095
                Thereafter                                  --
                                                 -------------
                  Total                          $ 171,278,311
                                                 =============

Note I. Related Party Transactions

Loans to principal officers, directors and their affiliates in 2004 were as follows:

              Beginning balance                       $ 5,652,314
              New loans                                   379,500
              Effect of changes in related parties             --
              Repayments                                 (434,085)
                                                      -----------
                Ending balance                        $ 5,597,729



Deposits from principal officers, directors and their affiliates at year end 2004 and 2003 were $8,974,866 and $5,251,833.

Note J. Smithtown Bancorp (parent company only)

Smithtown Bancorp has one wholly owned subsidiary, Bank of Smithtown.

Balance Sheets


                                                              As of December 31,
                                                              ------------------
ASSETS                                                      2004           2003
------                                                      ----           ----
   Cash and cash equivalents                         $   981,903    $   787,723
   Due from subsidiary                                    10,440             --
   Prepaid expense                                       335,400          6,100
   Investment in subsidiary                           57,042,750     49,846,175
                                                     -----------    -----------
       Total assets                                  $58,370,493    $50,639,998
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Cash dividends payable                            $   296,190    $   267,681
   Due to subsidiary                                          --         57,234
   Interest payable                                      131,419        136,612
   Subordinated debt                                  11,000,000     11,000,000
                                                     -----------    -----------
       Total liabilities                              11,427,609     11,461,527

Stockholders' equity                                  46,942,884     39,178,471
                                                     -----------    -----------

       Total liabilities and stockholders' equity    $58,370,493    $50,639,998
                                                     ===========    ===========

Statements of Income

                                                         -------- Year ended December 31,--------
                                                                  -----------------------
                                                             2004          2003          2002
                                                             ----          ----          ----
Income
   Dividends from subsidiary                             $ 2,710,000    $2,383,175    $1,380,443
Expenses                                                     611,879       195,973        51,507
                                                         -----------    ----------    ----------
Net income before equity in undistributed earnings of
subsidiary                                                 2,098,121     2,187,202     1,328,936

Equity in undistributed earnings of subsidiary             7,912,881     6,911,424     6,712,811
                                                         -----------    ----------    ----------

Net income                                               $10,011,002    $9,098,626    $8,041,747
                                                         ===========    ==========    ==========

Statements of Cash Flows                                                  Year ended December 31,
                                                                          -----------------------
                                                                    2004             2003            2002
                                                                    ----             ----            ----
Cash flows from operating activities
   Net income                                                  $ 10,011,002     $  9,098,626     $ 8,041,747
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Equity in undistributed net earnings of subsidiary        (7,912,881)      (6,911,424)     (6,712,811)
       Increase in other assets                                    (339,740)        (286,249)        (43,350)
       Increase in other liabilities                                278,715          140,565          34,006
                                                               ------------     ------------     -----------
           Net cash provided by operating activities              2,037,096        2,041,518       1,319,592
Cash flows from financing activities
   Proceeds from subordinated debt issuance                              --       11,000,000              --
   Cash dividends paid                                           (1,157,964)      (1,044,745)       (891,296)
   Purchases of treasury stock                                     (684,952)      (2,467,700)       (813,795)
                                                               ------------     ------------     -----------
       Net cash (used in) provided by financing activities       (1,842,916)       7,487,555      (1,705,091)

Cash flows from investing activities
   Capital contribution to subsidiary                                    --       (9,006,400)             --
                                                               ------------     ------------     -----------
       Net cash used in investing activities                             --       (9,006,400)             --
                                                               ------------     ------------     -----------

Net increase (decrease) in cash and cash equivalents                194,180          522,673        (385,499)
Cash and cash equivalents, beginning of period                      787,723          265,050         650,549
                                                               ------------     ------------     -----------

Cash and cash equivalents, end of period                       $    981,903     $    787,723     $   265,050
                                                               ============     ============     ===========

Note K. Estimated Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time and are based on existing on and off balance sheet financial instruments. Such estimates are generally subjective in nature and dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information. Changes in assumptions could significantly affect the estimates. In addition, fair value estimates do not reflect the value of anticipated future business, premiums or discounts that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument, or the tax consequences of realizing gains or losses on the sale of financial instruments.

The Bancorp used the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and due from banks and federal funds sold: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities.

Securities available for sale and held to maturity: The estimated fair values are based on independent dealer quotations and quoted market prices.

Loans: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that apply available market benchmarks when establishing discount factors for the types of loans. All nonaccrual loans are carried at their current fair value.

Deposits: The estimated fair value of time deposits are based on discounted cash flow calculations that apply interest rates currently being offered by the Bank for deposits with similar remaining maturities to a schedule of aggregated expected monthly maturities. Stated value is fair value for all other deposits.

Borrowings: The estimated fair value of borrowed funds is based on the discounted value of contractual cash flows using interest rates currently in effect for borrowings with similar maturities and collateral requirements.

Accrued interest receivable and payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The estimated fair values and recorded carrying values of the Bank's financial instruments are as follows:


At December 31,                     ---------2004---------    --------2003----------
(in thousands)                      Carrying       Fair       Carrying       Fair
                                     Amount        Value       Amount        Value
                                    ---------    ---------    ---------    ---------
Financial assets
Cash and due from banks             $   8,582    $   8,582    $   9,383    $   9,383
Federal funds sold                      1,052        1,052        5,382        5,382
Securities available for sale          51,759       51,759       57,285       57,285
Securities held to maturity             1,584        1,631        1,993        2,091
Restricted securities                   5,555        5,555        2,162        2,162
Loans                                 565,181      569,012      454,870      458,118
Accrued interest receivable             3,267        3,267        2,679        2,679

Financial liabilities
Demand and other deposits             514,314      514,416      481,331      486,467
Borrowings                             99,500       99,606       31,000       31,000
Subordinated debentures                11,000       11,000       11,000       11,000
Accrued interest payable                  996          996          996          996

Note L. Other Borrowings

Federal Home Loan Bank of New York

The Bank has available to it various lines of credit from the Federal Home Loan Bank of New York ("FHLBNY"). The borrowing limit at FHLBNY is calculated at 25% of the Bank's total average assets and is subject to specific collateral requirements.

Each advance is payable at its maturity date, with the exception of two $5 million advances with coupon rates of 4.69% and 4.935% maturing in 2011 and 2009, respectively, which are callable in 2005. The remaining advances are not callable. Each of the advances carries a prepayment penalty.

Scheduled repayments and maturities of advances from FHLBNY are as follows:

                        2004                           2003
                      Weighted                       Weighted
                    Average Rate       2004         Average Rate       2003
                    ------------       ----         ------------       ----

Maturing in 2004          --%      $        --         1.35%      $11,000,000
Maturing in 2005        2.38        36,000,000         2.89         5,000,000
Maturing in 2006        3.85        12,000,000           --                --
Maturing in 2007        3.63        20,000,000         3.67         5,000,000
Maturing in 2008        4.38        10,000,000           --                --
Maturing in 2009        3.96        15,000,000         4.94         5,000,000
Maturing in 2011        2.95         5,000,000         4.69         5,000,000
                                   -----------                    -----------

                        3.28%      $98,000,000         3.09%      $31,000,000
                                   ===========                    ===========

These borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement at December 31, 2004 and 2003. Other collateral includes securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). Based on this collateral and the Bancorp's holdings of FHLB stock, the Bancorp is eligible to borrow up to $133,768,189. Unused borrowing capacity at FHLBNY at December 31, 2004 was $35,768,189.

J.P. Morgan Chase

At December 31, 2004 , the Bank borrowed $1,500,000 against its $2,000,000 unsecured overnight line of credit. There was no need for such funding at December 31,2003.

M&T Bank

At December 31, 2004 and 2003, the amount borrowed against the Bank's $5,000,000 unsecured overnight line of credit from M&T Bank was zero. $629,505

Note M. Subordinated Debentures

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

Note N. Loan Commitments And Contingent Liabilities

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Material losses are not anticipated. Such financial instruments are recorded on the balance sheet when they are funded. Instruments such as standby letters of credit that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value. The Bank uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. At December 31, 2004, the Bank's total commitments to extend credit were $4,893,925 at fixed rates and $115,969,941 at variable rates. Fixed rate commitments have rates ranging from 5.875% to 18%. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 40 performance standby letters of credit totaling $8,502,509 as of December 31, 2004. There were 44 of such letters of credit totaling $9,213,430 as of December 31, 2003. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

The Bank has retained recourse on certain sold loans. The contract amount and carrying value of these sold loans for the years ended December 31, 2004 and 2003 were $83,076 and $1,801,004.

The Bank has agreements (the "Agreements") with Bradley E. Rock, Anita M. Florek, Robert J. Anrig, John A. Romano, Thomas J. Stevens and certain other employees (collectively, the "Excecutives") which would become effective in the event of a change in control of the Bancorp's stock. The Agreements provide that if the Executives' employment were terminated by the Bank subsequent to a change in control of the Bancorp for any reason other than cause, disability or death, or if the Executive elects to terminate his or her employment following a change in control of the Bancorp because of a diminution of the Executive's compensation or responsibilities or following a breach by the Bank of the Agreement, the Executive would be entitled (a) to receive an amount equal to three times the sum of the Executive's highest salary and incentive compensation paid in the three most recent years preceding the change in control, and (b) to receive an amount equal to the contributions and benefits that the Executive would have received for a three year period based on the benefits and contributions paid on the Executive's behalf in the year preceding the Executive's termination, and (c) to continue to participate in the health benefit plans of the Bank for a period of three years following the termination. The Agreement between the Bank and Mr. Rock also provides that if at any time within one year after a change in control of the Bancorp Mr. Rock elects to terminate his employment with the Bank for any reason, he will receive the amounts and the benefits referred to in the previous sentence.

Note O. Capital Requirements and Restrictions on Retained Earnings

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios are presented below as of December 31, 2004:

                                                                                              To Be Well
                                                                                            Capitalized Under
                                                                   For Capital             Prompt Corrective
                                            Actual               Adequacy Purposes         Action Provisions
                                            ------               -----------------         -----------------
                                     Amount        Ratio        Amount        Ratio        Amount        Ratio
                                     ------        -----        ------        -----        ------        -----
December 31, 2004
----------------
Total capital to risk-
weighted assets
   Consolidated                     $62,515        11.39%      $43,895         8.00%      $54,869        10.00%
   Bank                              61,617        11.24        43,873         8.00        54,842        10.00
Tier 1 (core) capital to risk-
weighted assets
   Consolidated                      57,129        10.41        21,948         4.00        32,921         6.00
   Bank                              56,229        10.25        21,937         4.00        32,905         6.00
Tier 1 (core) capital to
average assets
   Consolidated                      57,129         9.00        25,362         4.00        31,702         5.00
   Bank                              56,229         8.41        25,274         4.00        31,592         5.00

December 31, 2003
-----------------
Total capital to risk-
 weighted assets
   Consolidated                     $54,814        11.87%      $36,939         8.00%      $46,174        10.00%
   Bank                              53,823        11.66        36,928         8.00        46,160        10.00
Tier 1 (core) capital to risk-
weighted assets
   Consolidated                      49,646        10.75        18,469         4.00        27,704         6.00
   Bank                              48,655        10.54        18,464         4.00        27,696         6.00
Tier 1 (core) capital to
average assets
   Consolidated                      49,646         9.09        21,858         4.00        27,322         5.00
   Bank                              48,655         8.86        21,962         4.00        27,452         5.00

The Banking Law of the State of New York and the Federal Reserve Board regulates the amount of cash dividends that may be paid without prior approval. Retained earnings available for cash dividends were $25,146,086 and $21,486,814 at December 31, 2004 and 2003.

During 2004, the Board of Directors re-approved a stock repurchase plan authorizing the repurchase of Bancorp stock at market prices. Pursuant to the plan, the Bancorp has repurchased an adjusted equivalent of 24,748, 146,522 and 62,032 shares during 2004, 2003 and 2002 at a cost of $684,951, $2,467,700 and
$813,795.

Note P. Business Combination

On August 31, 2004, Bank of Smithtown acquired 100% of the outstanding shares of Seigerman Mulvey Co., Inc. Operating results of Seigerman Mulvey Co., Inc. are included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, the Bank expects to further solidify its market share in the insurance and financial services business, expand its customer base to enhance fee income and provide an opportunity to market additional products and services to new customers.

The purchase price paid by the Bank is comprised of two components. At closing, $1,000,000 was paid to the shareholders of Seigerman Mulvey Co., Inc. On each of the next three anniversary dates of the acquisition, the prior stockholders will be paid an amount equal to one hundred twenty percent of the income before taxes generated by the acquired company. These amounts will be recorded as an increase to the purchase price when paid. The company also incurred $53,249 in costs associated with the acquisition.

The following table presents the allocation of the acquisition cost for Seigermann Mulvey Co., Inc. to assets acquired and liabilities assumed, based on their fair values:

                   Cash and cash equivalents      $  629,505
                   Accounts receivable             1,969,704
                   Fixed assets                       54,538
                   Goodwill                          388,291
                   Intangible assets                 489,000
                   Other assets                        8,366
                                                  ----------
                        Total assets               3,539,404

                   Accounts payable                1,782,180
                   Other liabilities                 703,975
                                                  ----------
                        Total liabilities          2,486,155
                                                  ----------

                   Net assets acquired            $1,053,249
                                                  ==========

Goodwill is not deductible for tax purposes. Intangible assets consist primarily of customer relationships and covenants not to compete. Customer relationships are being amortized on a straight-line basis over seven years and covenants not to compete are being amortized on a straight-line basis over five years. The intangible assets are net of accumulated amortization of $24,180 at December 31, 2004. Estimated intangible amortization for each of the next five years is as follows:

                  2005                                $72,540
                  2006                                 72,540
                  2007                                 72,540
                  2008                                 72,540
                  2009                                 72,540

Note Q. Quarterly Results of Operations (Unaudited)

                                                       ----------Year Ended December 31, 2004----------
                                                                  ----------------------------
                                                         First       Second        Third       Fourth
(In thousands, except per share data)                   Quarter      Quarter      Quarter      Quarter
-------------------------------------                  ---------    ---------    ---------    ---------
Interest income                                        $   8,334    $   8,877    $   9,311    $  10,008
Interest expense                                           2,479        2,449        2,658        2,761
                                                       ---------    ---------    ---------    ---------

Net interest income                                        5,855        6,428        6,653        7,247
Provision for loan losses                                     --           --           60          136
                                                       ---------    ---------    ---------    ---------

Net interest income after provision for loan losses        5,855        6,428        6,593        7,111
Other non-interest income                                  1,018        1,119        1,216        1,167
Other operating expenses                                   3,530        3,495        3,678        3,966
                                                       ---------    ---------    ---------    ---------

Income before income taxes                                 3,343        4,052        4,131        4,312
Provision for income taxes                                 1,213        1,474        1,489        1,651
                                                       ---------    ---------    ---------    ---------

Net income                                             $   2,130    $   2,578    $   2,642    $   2,661
                                                       =========    =========    =========    =========

Earnings per share                                     $    0.36    $    0.43    $    0.45    $    0.45


                                                       ----------Year Ended December 31, 2003----------
                                                                  ----------------------------
                                                         First       Second        Third       Fourth
(In thousands, except per share data)                  Quarter*     Quarter*      Quarter      Quarter
-------------------------------------                  ---------    ---------    ---------    ---------
Interest income                                        $   6,917    $   7,443    $   7,612    $   8,198
Interest expense                                           1,846        1,888        1,835        2,122
                                                       ---------    ---------    ---------    ---------

Net interest income                                        5,071        5,555        5,777        6,076
Provision for loan losses                                     80          270          250          163
                                                       ---------    ---------    ---------    ---------

Net interest income after provision for loan losses        4,991        5,285        5,527        5,913
Other non-interest income                                    948        1,083        1,066          981
Other operating expenses                                   2,828        2,831        2,809        2,966
                                                       ---------    ---------    ---------    ---------

Income before income taxes                                 3,111        3,537        3,784        3,928
Provision for income taxes                                 1,122        1,304        1,374        1,462
                                                       ---------    ---------    ---------    ---------

Net income                                             $   1,989    $   2,233    $   2,410    $   2,466
                                                       =========    =========    =========    =========

Earnings per share                                     $    0.33    $    0.37    $    0.40    $    0.41

* Certain reclassifications have been made as discussed in Note A resulting in increases in interest income of $47,000, decreases in other non-interest income of $845,000 and decreases in other operating expenses of $798,000 for the first, second and third quarters.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

See Form 8-K filed on September 3, 2003.

Item 9a: Controls and Procedures

The Bancorp has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Bancorp's Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Bancorp's system of internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting. Management's annual report on internal control over financial reporting and the related report of the Bancorp's auditors on the effectiveness of internal control over financial reporting are not included in this report.

                                    Part III

Item 10: Directors and Executive Officers

Pages 2 through 3, and page 6 and page 14 of the Registrant's Proxy Statement dated March 17, 2005 are incorporated herein by reference.

Item 11: Executive Compensation

Page 15 and page 17 of the Registrant's Proxy Statement dated March 17, 2005 are incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Pages 12 through 13 of the Registrant's Proxy Statement dated March 17, 2005 are incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Page 16 of the Registrant's Proxy Statement dated March 17, 2005 is incorporated herein by reference.

Page 35 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2004.

Item 14: Principal Accounting Fees and Services

Pages 7 through 8 of the Registrant's Proxy Statement dated March 17, 2005 are incorporated herein by reference.

                                     Part IV

Item 15: Exhibits, Financial Statements Schedules and Reports on Form 8-K

                                INDEX OF EXHIBITS

Exhibit No.       Description
-----------       -----------

   3a             Articles of Incorporation*

   3b             By-Laws*

   4              By-Laws Page Nos. 2, 11, 12, 13, 14
                  Articles of Incorporation Page No. 2*

   9              No voting trust agreements*

   10             No material contracts

   13             Annual Report to Stockholders  for the year ended December 31,
                  2004

   18             No change in accounting principles

   19             Reference to Page 1 in 10-K

   21             Bank of Smithtown
                  Hauppauge, New York 11788

   24             None

   99 Independent Auditor's Report filed on Form 10-K for the year ended December 31, 2002

* Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on June 6, 1984.

Reports on Form 8-K.

(1)   Current report on Form 8-K (item 9) filed on October 21, 2004.

(ii)  Current report on Form 8-K (item 8) filed on November 12, 2004.

(iii) Current report on Form 8-K (item 8) filed on November 19, 2004.

(iv)  Current report on Form 8-K (item 8) filed on November 29, 2004.

(v)   Current report on Form 8-K (item 9) filed on January 27, 2005.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       SMITHTOWN BANCORP, INC.
                                       -----------------------
                                       Registrant


   Date:  3/11/05                      /s/ BRADLEY E. ROCK
                                       -----------------------------------------
                                       Bradley E. Rock, Chairman, President
                                         and Chief Executive Officer


   Date:  3/11/05                      /s/ ANITA M. FLOREK
                                       -----------------------------------------
                                       Anita M. Florek, Executive Vice President
                                         and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ BRADLEY E. ROCK                                            Date 3/11/05
  -----------------------------------------------
  Bradley E. Rock, Chairman, President and
    Chief Executive Officer


  /s/ AUGUSTA KEMPER                                             Date 3/11/05
  -----------------------------------------------
  Augusta Kemper, Director


  /s/ PATRICK A. GIVEN                                           Date 3/11/05
  -----------------------------------------------
  Patrick A. Given, Director


  /S/ MANNY SCHWARTZ                                             Date 3/11/05
  -----------------------------------------------
  Manny Schwartz, Director


  /s/ BARRY M. SEIGERMAN                                         Date 3/11/05
  -----------------------------------------------
  Barry M. Seigerman, Director


  /s/ ROBERT W. SCHERDEL                                         Date 3/11/05
  -----------------------------------------------
  Robert W. Scherdel, Director


  /s/ PATRICIA C. DELANEY                                        Date 3/11/05
  -----------------------------------------------
  Patricia C. Delaney, Director


  /s/ SANFORD C. SCHEMAN                                         Date 3/11/05
  -----------------------------------------------
  Sanford C. Scheman, Director


  /s/ HYUKMUN KWON                                               Date 3/11/05
  -----------------------------------------------
  Hyukmun Kwon, Director