Form 10-K/A
period 2004-12-31
SMITHTOWN BANCORP INC
filed 2005-04-29
CIK 747345

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                           Commission File #0 - 13314

                             SMITHTOWN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 New York                                        11-2695037
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                         Identification No.)

100 Motor Parkway, Suite 160, Hauppauge, NY                      11788-5138
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

        Class of Common Stock                   Number of Shares Outstanding
                                                     as of March  8, 2005
 -----------------------------------         -----------------------------------
           $0.01 Par Value                                5,923,726

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
nonaffiliates as of June 30, 2004 was approximately $211,855,473.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on April 21, 2005 are incorporated herein by reference into Part III.

This amendment to the Form 10-K originally filed on March 16, 2005, for the year ended December 31, 2004, amends Item 9a: Controls and Procedures, to now include Management's annual report on internal control over financial reporting and the related report of the Bancorp's auditors on the effectiveness of internal control over financial reporting. This amendment also includes the Bylaws of the Company, as amended on March 17, 2005.

Item 9a: Controls and Procedures

The Bancorp has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Bancorp's Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Bancorp's system of internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting. Management's annual report on internal control over financial reporting and the related report of the Bancorp's auditors on the effectiveness of internal control over financial reporting are included in this report.

                                     Part IV

Item 15: Exhibits, Financial Statements Schedules and Reports on Form 8-K

                                INDEX OF EXHIBITS

Exhibit No.    Description
-----------    -----------

    3a         Articles of Incorporation*

    3b         By-Laws Amended as of March 17,2005

    4          By-Laws Page Nos. 2, 11, 12, 13, 14
               Articles of  Incorporation Page No. 2*

    9          No voting trust agreements*

    10         No material contracts

    13         Annual Report to Stockholders  for the year ended December 31,
               2004

    18         No change in accounting principles

    19         Reference to Page 1 in 10-K

    21         Bank of Smithtown Hauppauge, New York 11788
               Hauppauge, New York 11788

    24         None

    99 Independent Auditor's Report filed on Form 10-K for the year ended December 31, 2002

* Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on June 6, 1984.

      Reports on Form 8-K.

(i)   Current report on Form 8-K (item 9) filed on October 21, 2004.

(ii)  Current report on Form 8-K (item 8) filed on November 12, 2004.

(iii) Current report on Form 8-K (item 8) filed on November 19, 2004.

(iv)  Current report on Form 8-K (item 8) filed on November 29, 2004.

(v)   Current report on Form 8-K (item 9) filed on January 27, 2005.

      Corporate Headquarters

                                                    100 Motor Parkway, Suite 160
                                                        Hauppauge, NY 11788-5138
                                                       Direct Dial: 631-360-9304
                                                        Direct Fax: 631-360-9380
                                                       brock@bankofsmithtown.net

                              REPORT BY MANAGEMENT
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company's systems of internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company maintained effective internal control over financial reporting based on those criteria.

The Company's independent auditors have issued an audit report on management's assessment of the Company's internal control over financial reporting.

April 22, 2005


By: /s/ BRADLEY E. ROCK
-----------------------
Bradley E. Rock
Chairman, President & CEO


By: /s/ ANITA M. FLOREK
-----------------------
Anita M. Florek
EVP & Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Board of Directors
Smithtown Bancorp
Smithtown, New York

We have audited management's assessment, included in the accompanying Report By Management On Internal Control Over Financial Reporting, that Smithtown Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).]. Smithtown Bancorp, Inc's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Smithtown Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Smithtown Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smithtown Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended, and our report dated February 18, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                                Crowe Chizek and Company LLC

Livingston, New Jersey
April 22, 2005

                                    ARTICLE 1
                             STOCKHOLDERS' MEETINGS

      Section 1. All Meetings. All meetings of stockholders shall be held either at the principal office of the corporation, or at such other place or places, within or without the State of New York, as may, from time to time, be designated by the Board of Directors.

      Section 2. Annual Meeting. The annual meeting of the stockholders of the corporation shall be held within the first four months of each calendar year, the exact date and time thereof to be fixed by resolution of the Board of Directors at least 30 days prior to the date fixed for the meeting. The order of business at the annual meeting of stockholders shall be as follows:

      (a)   Call to order;

      (b)   Roll call to determine quorum;

      (c)   Proof of proper notice of the meeting;

      (d) Reading and correction and approval of minutes of the preceding meeting;

      (e)   Officers' reports;

      (f)   Committee reports;

      (g)   Unfinished business;

      (h)   Election of new directors;

      (i)   New or other business.

      Section 3. Special Meetings. Except as otherwise provided by law, special meetings of the stockholders of the corporation may be called for any purpose by the Chief Executive Officer, the President, a majority of the Board of Directors, or whenever one or more stockholders who are entitled to vote and who hold at least 30% of the issued and outstanding capital stock of the corporation shall make written application therefore to the Chief Executive Officer, or the President, stating the purpose of the meeting to be called.

      Section 4. Notice of Stockholders' Meetings. Notice of all stockholders' meetings stating the time and the place and the purposes for which such meetings are called, shall be given by the Chairman of the Board and Chief Executive Officer, or President, or in his absence, by any other officer, by mail, not less than 10, nor more than 40 days prior to the date of the meeting, to each stockholder of record at his address as it appears on the stock books of the corporation, unless he shall have filed with the corporation a request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request.

      Section 5. Quorum of Stockholders. Except as hereinafter provided and as otherwise provided by law, at any meeting of the stockholders, the presence at the commencement of such meeting in person or by proxy of stockholders holding of record a majority of the stock issued and outstanding shall constitute a quorum. Any meeting may be adjourned by a majority vote of the issued and outstanding shares of stock present at the meeting notwithstanding the absence of a quorum. The meeting may be held as adjourned without further notice. At any such adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally called if a quorum has been present, provided, however, that directors shall not be elected at such adjourned meeting.

      Section 6. Proxies and Voting. Stockholders of record may vote at any meeting either in person or by proxy. A stockholder may authorize his vote by proxy in writing, by telephone transmission or by other means of electronic transmission, which shall be recorded with the Secretary of the meeting before being voted. Such proxies shall entitle the holders thereof to vote at any adjournment thereof. No director or officer of the corporation shall be eligible to act as proxy at any meeting. No proxy shall be valid after the expiration date of eleven months from the date of its execution unless the stockholder executing it shall have specified therein the length of time it is to continue in force, which shall be for some limited period. Each stockholder shall be entitled to one vote for each share of stock held by him. Except as otherwise provided by law or the Certificate of Incorporation, all questions properly brought before a stockholders' meeting shall be determined by a majority vote of the shares of stock issued and outstanding.

      Section 7. Inspectors of Election. Every election of directors by the stockholders shall be conducted by two or more inspectors of election, none of whom shall be a director or officer of the corporation or a candidate for director. The Board of Directors may also choose to employ two or more inspectors to tabulate proxies and ballots at any other stockholders' meeting. The inspectors of election shall be appointed by the Board of Directors prior to the meeting at which they shall serve. If any inspector so appointed shall for any reason refuse or fail to serve, a successor shall be appointed by the presiding officer of the meeting. Before entering upon the discharge of their duties, the persons appointed to act as inspectors shall be sworn faithfully to execute the duties of inspectors at such meeting with strict impartiality, and according to the best of their ability, and the oath so taken shall be subscribed by them, and filed with the minutes of the meeting. At the meeting, the inspectors shall tabulate the proxies and ballots and, after the meeting, shall file with the Secretary of the meeting a certificate setting forth the results. Each inspector shall be entitled to reasonable compensation for his services to be fixed by the Board and to be paid by the corporation or by Bank of Smithtown.

                                    ARTICLE 2
                                    DIRECTORS

      Section 1. Board of Directors: Number, Classification and Removal.

The number of classification and removal of directors shall be governed by Article SEVENTH of the Certificate of Incorporation. The Board of Directors shall consist of nine members and shall be divided into three classes of three members each, which classes are hereby designated as Class A, Class B and Class
C. At the election of the first Board of Directors, the class of each of the members then elected shall be designated. The term of office of each member then designated as a Class A director shall expire at the annual meeting of shareholders next ensuing; that of each member then designated as a Class B director shall expire at the annual meeting of shareholders one year thereafter; and that of each member then designated as a Class C director at the annual meeting of shareholders two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board of Directors, directors to succeed those whose terms expire at such annual meetings shall be elected to hold office for a term expiring at the third succeeding annual meeting of shareholders. Any director or the entire Board of Directors of the corporation may be removed at any time by a majority vote of the other members of the Board or by a majority vote of the shares of stock issued and outstanding, but, in either case, only for cause.

Vacancies on the Board, whether caused by resignation, death or removal, shall be filled by majority vote of the Board. A person elected to fill such a vacancy shall serve for the balance of the unexpired term of his predecessor.

      Section 2. Qualifications of Directors. All directors except one must be citizens of the United States, and at least one-third of the directors must be citizens and residents of the State of New York, and at least three-fourths of the directors must be citizens and residents of the State of New York or of a contiguous state, at the time of their election and during their continuance in office. At the time of taking office, each director must own in his own right, free from pledge, lien or charge, at least ten shares of the stock of the corporation. Every person taking office as a director, who after so taking office, shall cease to be the owner in his own right of ten shares of stock as aforesaid, shall cease to be a director of the corporation and his office shall be vacant, and he shall not be eligible for reelection as a director for a period of one year from the date of the next succeeding annual meeting, unless otherwise reinstated pursuant to the laws of the State of New York. The office of a director shall become vacant whenever he shall have failed to attend the regular meetings of the Board of Directors for a period of six successive months, unless such failure to attend is excused by resolution of the Board of Directors adopted at its next regular meeting after the expiration of such a six months period and entered upon its minutes.

      Section 3. Powers. The Board of Directors shall manage the entire business of the corporation. In the management and control of the property, business and affairs of the corporation, the Board of Directors is hereby vested with all the powers possessed by the corporation itself, so far as this delegation of authority is not inconsistent with the laws of the State of New York, with the Certificate of Incorporation or with these By-Laws. The Board of Directors shall have power to determine: what constitutes net earnings, profits, and surplus, respectively; what amount shall be reserved for working capital and for any other purpose; and what amount shall be declared as dividends; and such determinations by the Board of Directors shall be final and conclusive. The Board may adopt such rules and regulations for the conduct of meetings, and the management of the affairs of the corporation as it may deem proper, not inconsistent with law or the Certificate of Incorporation or these By-Laws, and all officers and employees of the corporation shall strictly adhere to and be bound by such rules and regulations.

      Section 4. Meetings. Regular meetings of the Board of Directors shall be held at least once in each month at such places in or outside of the State of New York, and at such times, as the Board of Directors by vote may determine, and if so determined, no notice thereof need be given. Special meetings of the Board of Directors may be held at any time or place in or outside of the State of New York, whenever called by a Chairman of the Board, the President, or three or more directors, notice thereof being given to each director by the officer or a director calling the meeting, or at any time without formal notice provided all the directors are present, or those not present shall at any time, waive or have waived notice thereof. Notice of special meetings, stating the time and place thereof, shall be given by mailing the same to each director at his residence or business address at least two days before the meeting, or by delivering the same to him personally or telegraphing each director at his residence or business address not later than the date before the day on which the meeting is to be held, unless in case of emergency, the Chairman of the Board and Chief Executive Officer, or the President, shall prescribe a shorter notice to be given personally or by telegraphing each director at his residence or business address. Such special meeting shall be held at such time and place as the notice thereof or waiver shall specify.

      Section 5. Meetings Held with Use of Telephone. Any one or more members of the Board of Directors may participate in a meeting of the Board of Directors by means of a conference telephone or other similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at the meeting.

      Section 6. Quorum of Directors. The presence of a majority of the Board of Directors then in office shall constitute a quorum for the transaction of business, but a lesser number (not less than two) may adjourn any meeting and the meeting may be held as adjourned without further notice. When a quorum is present at any meeting, a majority of the members present thereat shall decide any question brought before the meeting, except as otherwise provided by these By-Laws.

      Section 7. Action Without Meeting. The Board of Directors may act without meeting if, prior or subsequent to the action, each member of the Board shall consent in writing to the action. The written consent or consents shall be filed in the minute book.

      Section 8. Secretary of the Board. At the meeting hereinafter referred to for the election of officers, the Board of Directors shall appoint from its own number a Secretary of the Board to hold office for the ensuing year. The Secretary shall attend all meetings of the Board, shall record all votes and the minutes of all proceedings in a book to be kept for that purpose, and shall sign the minutes of all meetings kept by him/her.

      Section 9. Compensation. Directors shall not receive any compensation for their services, provided, however, that the Board of Directors by resolution may fix a reasonable attendance fee to be paid each director for attendance at regular or special meetings of the Board, or may fix a monthly fee in lieu of the attendance fees, or a combination of both. The fees may be paid by the corporation or by Bank of Smithtown. The foregoing shall not be construed to preclude any director from serving the corporation or Bank of Smithtown in any other capacity and receiving compensation therefore.

      Section 10. Director Emeritus. This position is limited to those directors who voluntarily retire from the Board of Directors and agree to serve in an advisory capacity. A Director Emeritus may be elected by the Board at any regular or special meeting of the Board. The Board may elect any number of former directors to this position. Directors Emeritus will serve at the pleasure of the Board. The Board may by resolution fix a reasonable attendance fee to be paid each Director Emeritus for attendance at regular or special meetings of the Board, or may fix a monthly fee in lieu of the attendance fees, or a combination of both. The fees may be paid by the corporation or Bank of Smithtown.

                                    ARTICLE 3
                                    OFFICERS

      Section 1. Election and Eligibility. The officers of the corporation shall be elected by the Board of Directors after its election by the stockholders. A meeting of the Board shall be held for this purpose within 30 days after the annual meeting of the stockholders.

      The officers of the corporation shall be a Chairman of the Board and Chief Executive Officer, a President, an Executive Vice President, one or more additional Vice Presidents and Assistant Vice Presidents, a Secretary and a Treasurer. The Board of Directors, in its discretion, may elect a Chairman of the Board of Directors, who, when present, shall preside at all meetings of the Board of Directors, and who shall have such other powers and duties as the Board of Directors shall prescribe. The Board may also, in its discretion, appoint such other officers or agents as it may deem advisable, and prescribe the duties thereof.

      The President and any Chairman of the Board of Directors must be directors of the corporation. No other officers or agents elected or appointed by the Board need be directors. Any person may hold more than one office provided the duties thereof can be consistently performed by the same person.

      Section 2. Chairman of the Board and Chief Executive Officer. The Chairman of the Board and Chief Executive Officer of the Bank and, when present, shall preside at all meetings of the stockholders and shall preside at all meetings of the Board of Directors.

      Section 3. President. The President, unless a Chairman of the Board and Chief Executive Officer is present, shall preside at all meetings of the Board of Directors. The President shall exercise general supervision over the business affairs and property of the corporation, and shall advise and direct the other officers of the corporation with respect to the performance of their duties. He shall keep the Board of Directors fully informed as to all the affairs of the corporation and shall insure that all directives of the Board are carried out. The Chairman of the Board and Chief Executive Officer, the President or one of the Executive Vice Presidents, unless some other person is specifically authorized by resolution of the Board of Directors, shall sign all certificates of stock, bonds, deeds, mortgages, extension agreements, modification of mortgage agreements, leases and contracts of the corporation. He shall perform all the duties commonly incident to his office, and shall perform such other duties as the Board of Directors shall designate.

      Section 4. Executive Vice Presidents. There may be one or more Executive Vice Presidents who shall assist the Chief Executive Officer and the President in the performance of their duties. In the event of the absence or disability of both the Chief Executive Officer and the President, one or more of the Executive Vice Presidents may be designated to perform the duties and have the powers of the Chief Executive Officer. The Executive Vice Presidents shall perform such other duties and have such other powers as the Board of Directors may designate.

      Section 5. Vice Presidents and Assistant Vice Presidents. The Vice Presidents and Assistant Vice Presidents shall perform such duties and have such powers as the Board of Directors shall designate.

      Section 6. Secretary. The Secretary shall have charge of the seal, the stock certificate books and such other books and papers as the Board of Directors may prescribe. He shall affix the seal of the corporation to such papers as require it, shall prepare and cause to be filed such reports and statements as may be required by law, and shall keep up to date all books and records pertaining to stock ownership. The Secretary shall have power, together with the Chairman and Chief Executive Officer, President and Executive Vice Presidents, to sign certificates of stock of the corporation. He shall also perform such other duties and have such other powers as the Board of Directors shall designate.

      Section 7. Treasurer. The Treasurer, subject to the order of the Board of Directors, shall have the care and custody of the money, funds, valuable papers and documents of the corporation, and shall have and exercise, under the supervision of the Board of Directors, all the powers and duties commonly incident to his office. He shall keep accurate books of account of the corporation's transactions which shall be the property of the corporation, and, together with all its property in his possession, shall be subject at all times to the inspection and control of the Board of Directors. He shall perform such other duties and have such powers as the Board of Directors shall designate.

      Section 8. Salaries. Salaries of all officers shall be determined by the Board of Directors except that the Board may choose to delegate its authority to the Chief Executive Officer for all officers other than those designated in a Board resolution for that purpose.

      Section 9. Removal of Officers. Any officer may be removed from office at any time by a majority of the Board of Directors or by vote of a majority of the stock issued and outstanding at a meeting of the stockholders called for that purpose.

                                    ARTICLE 4
                                BOARD COMMITTEES

      Section 1. Standing Committees. Because the corporation is a one-bank holding company, the Audit Committee and Compensation Committee of the
corporation shall be the corresponding committees of Bank of Smithtown. The composition, powers and duties of those committees, as well as all other matters pertaining to those committees, shall be governed by the By-Laws of Bank of Smithtown.

      Section 2. Nominating Committee. All matters pertaining to the Nominating Committee shall be governed by its Charter, a copy of which shall be annexed to these By-Laws and the provisions of which shall have the same force and effect as the other provisions of these By-Laws.

      Section 3. Special Committees. The Board of Directors may, from time to time, appoint such special committees as the Board may deem necessary or desirable, and prescribe the duties thereof.

      Section 4. Reports. All committees shall submit such reports as are required by law and as maybe requested by the Board of Directors.

      Section 5. Compensation. At the first meeting of the Board of Directors held after the annual meeting of the stockholders, and at such other times as the Board may deem appropriate from time to time, the Board may determine and fix compensation and expense allowances to be paid to members of such committees as the Board may deem appropriate.

                                    ARTICLE 5
                                  RESIGNATIONS

      Any director or officer of the corporation may resign at any time by giving written notice to the corporation, the Board of Directors, Chairman of the Board and Chief Executive Officer, the President or the Secretary of the corporation. Any such resignation shall take effect at the time specified therein, or, if the time be not specified therein, upon its acceptance by the Board of Directors.

                                    ARTICLE 6
                                    VACANCIES

      If the office of any director or officer or agent becomes vacant by reason of death, resignation, disqualification, removal or otherwise, the Board of Directors of the remaining directors, as the case may be, may, by majority vote, choose a successor or successors who shall hold office for the unexpired term.

                                    ARTICLE 7
                                WAIVER OF NOTICE

      Whenever any notice is required to be given by these By-Laws or the Certificate of Incorporation of this corporation or any of the laws of the State of New York, a waiver thereof, in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE 8
                                 CORPORATE STOCK

      Section 1. Certificates. Every stockholder shall be entitled to a certificate or certificates of the stock of the corporation in such form as may be prescribed by the Board of Directors, duly numbered and sealed with the corporate seal of the corporation and setting forth the number and kind of shares. Such certificates shall be signed by the Chairman of the Board and Chief Executive Officer, the President or a Vice President, and by the Treasurer or the Secretary. All certificates exchanged or returned to the corporation shall be marked "cancelled" by the Secretary, with the date of cancellation.

      Section 2. Transfers. Shares of stock may be transferred by delivery of the certificate accompanied either by an assignment in writing on the back of the certificate or by a written power of attorney to sell, assign and transfer the same on the books of the corporation, signed by the person appearing by the certificate to be the owner of the shares represented thereby, together with all necessary federal and state transfer tax stamps affixed, and shall be transferable on the books of the corporation upon surrender thereof so assigned or endorsed. The person registered on the books of the corporation as the owner of any shares of stock shall be entitled to all the rights of ownership with respect to such shares. It shall be the duty of every stockholder to notify the corporation of his post office address. The Board of Directors, in its discretion, may appoint such registration or transfer agents of the stock of the corporation as it deems necessary.

      Section 3. Transfer Books and Record Date. The transfer books of the stocks of the corporation may be closed for such period, not exceeding 40 days, in anticipation of stockholders' meetings, or the payment of any dividend, or the making of any distribution, or the delivery of evidences of rights or evidences of interests arising out of any change, conversion or exchange of capital stock, as the Board of Directors may determine. In lieu of closing the transfer books, the Board of Directors may fix a day not more than 40 days prior to the day of holding any meeting of stockholders, or prior to the date fixed for the payment of any dividend, or the making of any distribution, or for the delivery of evidences of rights or evidences of interests arising out of any change, conversion or exchange of capital stock, as the day as of which stockholders entitled to notice of and to vote at such meeting, or to receive any such dividend, distribution, rights, or interests, shall be determined; and only stockholders of record on such day shall be entitled to notice of or to vote at such meeting, or to receive such dividend, distribution, rights or interests.

      Section 4. Loss of Certificates. In case of the loss, mutilation, or destruction of a certificate of stock, a duplicate certificate may be issued upon such terms as the Board of Directors shall prescribe.

                                    ARTICLE 9
                                    DIVIDENDS

      Dividends shall be declared and paid in such form, at such times and in such amounts as the Board of Directors may, in its absolute discretion, determine and designate, subject to the restrictions and limitations imposed by law.

                                   ARTICLE 10
                                PREEMPTIVE RIGHTS

      Notwithstanding anything to the contrary contained in Section 622 of the Business Corporation Law, the shareholders shall not have preemptive rights.

                                   ARTICLE 11
                                 INDEMNIFICATION

      Any person made or threatened to be made a party to any action or proceeding, whether civil or criminal, by reason of the fact that he, his testator or intestate, is or was a director or officer of the corporation or served any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity at the request of the corporation, shall be indemnified by the corporation against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees actually and necessarily incurred as a result of such action or proceeding, or any appeal therein, to the fullest extent permitted under Article 7 of the Business Corporation Law. The Board of Directors may also, in its discretion, cause the corporation to maintain insurance for the indemnification of directors and officers as permitted under Section 727 of the Business Corporation Law.

                                   ARTICLE 12
                                   AMENDMENTS

      These By-Laws may be amended, added to or repealed by the affirmative vote of two-thirds of the entire Board of Directors at any meeting of the Board, provided written notice of the proposed change is given not less than eight nor more than twelve days before the meeting, or such notice is waived in writing. The By-Laws may also be amended, added to or repealed by the affirmative vote of the holders of a majority of the issued and outstanding stock of the corporation, at any meeting of the stockholders, provided notice of the proposed change is given in the notice of meeting or notice thereof is waived in writing.

                                   ARTICLE 13
                                  MISCELLANEOUS

      Section 1. Principal Office. The principal office of the corporation shall be located at One East Main Street, Smithtown, Town of Smithtown, Suffolk County, New York.

      Section 2. Seal. The corporation shall have a seal with its name, the year
of  its  organization,   the  words  "Corporate  Seal"  and  the  state  of  its
incorporation thereon.

      Section 3. Minute Book. The Certificate of Incorporation of the corporation and all amendments thereto, the By-Laws and any amendments thereto, and the proceedings of all regular and special meetings of the stockholders and directors, including reports of inspectors of elections, shall be recorded in a minute book, which shall remain in the care and custody of the Secretary. The minutes of all meetings of the Board of Directors shall be signed by the Secretary of the Board, and the minutes of all meetings of the stockholders shall be signed by the Secretary of the meeting.

      Section 4. Expenses. All the current expenses of the corporation shall be paid by the Treasurer, and the same shall be examined and approved by the Board of Directors.

      Section 5. Fiscal Year. The fiscal year of the corporation shall be the calendar year.

      Section 6. Fidelity Bonds. The Board of Directors may require fidelity bonds of any or all officers, clerks and employees, and may require new and additional bonds at any time.

      Section 7. Parliamentary Procedure. Unless otherwise provided herein or by resolution of the Board of Directors, Robert's Rules of Order, Revised, shall govern the procedure at all meetings of the stockholders and Board of Directors.

                                                       Adopted February 26, 2004

                                     CHARTER
                                     for the
                              Nominating Committee
                            of the Board of Directors
                              of Bank of Smithtown

Section 1. Membership. The Nominating Committee shall consist of at least four Directors, including the Chairman of the Board if there be one who is not an officer of the Bank. All members of the Committee shall be "independent directors" as defined by the pertinent legal and/or regulatory standards applicable at the time.

Section 2. Meetings. The Committee shall meet at such times as shall be determined by the Board to identify and evaluate the qualifications of candidates for vacant positions on the Board of Directors and to recommend nominees to the Board.

Section 3. Nomination Process. The Committee may receive nominations for vacancies on the Board of Directors from members of the Board of Directors and stockholders of the Bank. The Committee shall gather information on a prospective nominee from the person making the nomination, from the Committee members own knowledge of the prospective nominee, from the knowledge of other Board members and from interviewing the prospective nominee, if desired. The Committee may retain the services of a third-party search firm to obtain additional information about a prospective nominee, if desired. The Committee shall review and discuss the prospective nominee's ability to meet the qualifications and standards established by the Bank to be a member of the Board of Directors. The Committee shall be responsible for making recommendations to the full Board of Directors as to the individuals who should be nominated or elected by the Board. The Board shall approve a nominee by a vote of a majority of the independent directors.

Section 4. Evaluation of Nominees. In identifying and evaluating prospective nominees, the Committee shall be guided by the qualifications of directors set forth in the By-Laws of the Bank with regard to citizenship and stockholder status. The Committee shall also consider the age of a prospective nominee, which may be not less than 21 and not more than 72 years of age. The Committee may also consider the prospective nominee's ability to meet the applicable legal and/or regulatory standards for "independent director", the prospective nominee's ability to represent the interests of the stockholders of the Bank, and the prospective nominee's ability to dedicate sufficient time and attention to the diligent performance of his or her duties.