Form 10-K/A
period 2004-12-31
SMITHTOWN BANCORP INC
filed 2005-05-03
CIK 747345

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 AMENDMENT NO. 2
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

    3b         By-Laws Amended as of March 17,2005*

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