Form 10-Q
period 2005-03-31
SMITHTOWN BANCORP INC
filed 2005-05-09
CIK 747345

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Shares of Common Stock ($.01 Par Value) Outstanding as of May 9, 2005.

5,923,726

SMITHTOWN BANCORP

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.	4

	Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004	5

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2005 and 2004	6

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Change in Securities and Use of Proceeds – Not Applicable

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share(or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2005-January 31, 2005	0	0	(1)	(1)
February 1, 2005-February 28, 2005	0	0
March 1, 2005-March 31, 2005	0	0

Total	0	0

(1)	During 2004, the Board of Directors reapproved a Stock Repurchase Plan authorizing the repurchase of Bancorp stock at market prices.

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Subsequent Event – Equity Compensation Plan	14

Item 6.	Other Information – None

Item 7.	Exhibits and Reports on Form 8-K

(1)	Exhibits

Exhibit Number Referred to in Item 601 of Regulation S-K	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(2)	Reports on Form 8-K

Results of Operations and Financial Condition – Filed January 27, 2005 – Incorporated by Reference

Results of Operations and Financial Condition – Filed January 31, 2005 – Incorporated by Reference

Other Events and Regulation FD Disclosures – Filed March 1, 2005 – Incorporated by Reference

Amendment to Articles of Incorporation or By Laws – Filed March 17, 2005 – Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$9,463	$8,581
Federal funds sold	30,974	1,052

Total cash and cash equivalents	40,437	9,633
Investment securities:
Available for sale:
Obligations of U.S. government	6,880	—
Obligations of U.S. government agencies	64,547	30,192
Mortgage-backed securities	2,899	4,976
Obligations of state and political subdivisions	12,792	13,585
Other securities	2,992	3,005

Total securities available for sale	90,110	51,758
Held to maturity:
Mortgage-backed securities	144	165
Obligations of state and political subdivisions	1,343	1,419

Total securities held to maturity (estimated fair value $1,520 in 2005 and $1,631 in 2004)	1,487	1,584

Total investment securities	91,597	53,342
Restricted securities	4,005	5,555
Loans	576,663	570,093
Less: allowance for loan losses	5,060	4,912

Loans, net	571,603	565,181
Bank premises and equipment	18,065	15,366
Other assets
Cash value of bank-owned life insurance	17,099	16,942
Goodwill	388	388
Intangible assets	559	465
Other	10,379	10,131

Total other assets	28,425	27,926
Total assets	$754,132	$677,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$95,740	$90,466
Money market	210,087	164,878
NOW	29,877	32,434
Savings	53,945	55,258
Time	232,340	171,278

Total deposits	621,989	514,314
Dividends payable	355	296
Other borrowings	67,000	99,500
Subordinated debt	11,000	11,000
Other liabilities	5,275	4,950

Total liabilities	705,619	630,060
Stockholders’ equity
Common stock $.01 par value (15,000,000 shares authorized; 7,167,280 shares issued)	72	72
Retained earnings	54,474	52,480
Additional paid in capital	4,408	4,408
Accumulated other comprehensive income (loss)	(379)	45

	58,575	57,005
Treasury stock (1,243,554 shares at cost)	(10,062)	(10,062)

Total stockholders’ equity	48,513	46,943
Total liabilities and stockholders’ equity	$754,132	$677,003

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2005	2004
Interest income
Interest and fees on loans	$9,756	$7,754
Interest on federal funds sold	205	49
Interest on balances due from banks	1	—
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government	11	—
Obligations of U.S. government agencies	381	154
Mortgage-backed securities	44	86
Other securities	29	79

Subtotal	465	319
Exempt from federal income taxes:
Obligations of state and political subdivisions	117	191
Other interest income	9	21

Total interest income	10,553	8,334

Interest expense
Money market accounts (including savings)	739	610
Time deposits of $100,000 or more	592	496
Other time deposits	1,306	884
Other borrowings	755	489

Total interest expense	3,392	2,479

Net interest income	7,161	5,855
Provision for loan losses	140	—

Net interest income after provision for loan losses	7,021	5,855
Other noninterest income
Trust department income	103	110
Service charges on deposit accounts	471	426
Other income	1,234	217
Net gain on sales of investment securities	4	94
Gain in cash value of bank owned life insurance	157	151
Net income from equity investment	26	20

Total other noninterest income	1,995	1,018
Other operating expenses
Salaries	2,390	1,776
Pensions and other employee benefits	609	335
Net occupancy expense of bank premises	779	414
Furniture and equipment expense	435	284
Other expense	1,088	721

Total other operating expenses	5,301	3,530

Income before income taxes	3,715	3,343
Provision for income taxes	1,366	1,213

Net income	$2,349	$2,130

Earnings per share
Net income	$0.40	$0.36
Cash dividends declared	$0.06	$0.05
Weighted average shares outstanding	5,923,726	5,941,898
Comprehensive income	$1,925	$2,301

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

	Common Stock		Capital Surplus	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 12/31/2003	2,974,237	$4,480	$—	$43,656	$(9,378)	$420	$39,178
Comprehensive income:
Net income				2,130			2,130
Other comprehensive income, net of tax						171	171
Total comprehensive income							2,301
2-for-1 stock split	2,974,237	36	(36)
Change in par value		(4,444)	4,444
Cash dividends declared				(298)			(298)
Treasury stock purchases	(6,576)				(170)		(170)

Balance at 3/31/2004	5,941,898	$72	$4,408	$45,488	$(9,548)	$591	$41,011

Balance at 12/31/2004	5,923,726	$72	$4,408	$52,480	$(10,062)	$45	$46,943
Comprehensive income:
Net income				2,349			2,349
Other comprehensive income (loss), net of tax						(424)	(424)
Total comprehensive income							1,925
Cash dividends declared				(355)			(355)
Treasury stock purchases							—

Balance at 3/31/2005	5,923,726	$72	$4,408	$54,474	$(10,062)	$(379)	$48,513

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$2,349	$2,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	407	163
Provision for loan losses	140	—
Net gain on sale of investment securities	(4)	(94)
Net increase in other liabilities	645	86
Net (increase) decrease in other assets	364	(137)
Net (increase) decrease in deferred taxes	(708)	62
Distribution from SMTB Financial Group, LLC.	—	(20)
Increase in cash surrender value of officers’ life insurance policies	(157)	(151)
Amortization of investment security premiums and accretion of discounts, net	(212)	(83)

Cash provided by operating activities	2,824	1,956
Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	2,269	907
Proceeds from calls, repayments and maturities of held to maturity	22	38
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	7,958	14,358
Proceeds from calls, repayments and maturities of held to maturity	75	75
Purchase of other investment securities:
Available for sale	(49,105)	(2,841)
Redemptions of Federal Home Loan Bank stock	1,550	—
Loans made to customers, net	(6,562)	(34,231)
Purchase of premises and equipment	(3,106)	(215)

Cash used in investing activities	(46,899)	(21,909)
Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	46,613	22,203
Net increase in time deposits	61,062	19,799
Cash dividends paid	(296)	(268)
Net increase (decrease) in other borrowings	(32,500)	11,000
Purchase of treasury stock	—	(170)

Cash provided by financing activities	74,879	52,564

Net increase in cash and cash equivalents	30,804	32,611
Cash and cash equivalents, beginning of period	9,633	14,765

Cash and cash equivalents, end of period	$40,437	$47,376

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,913	$2,347
Income taxes	690	491

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements – Unaudited

Note 1 – Financial Statement Presentation

(in thousands, except share and per share data)

The consolidated financial statements include the accounts of Smithtown Bancorp (the “Company”) and its wholly-owned subsidiary, Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2004 consolidated balance sheet was derived from the Company’s December 31, 2004 audited financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2005. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position and its results of operations for the periods presented.

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

Note 3 – Earnings Per Common Share

Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding for the respective period. The Company has no potentially dilutive securities.

Note 4 – Employee Benefits

During 2005, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. First quarter costs during 2005 and 2004 for these two plans were $36 and $29 and $45 and $45, respectively. It is expected that the Company’s costs for these two plans for the twelve months ending December 31, 2005 will be approximately $145 and $180, respectively. Bank of Smithtown also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the quarters ended March 31, 2005 and 2004 were $5, $8 and $2 and $5, $8 and $1, respectively. Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2004 and 2005, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is to be funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary funding source. Benefits under the Incentive Retirement Plan are based solely on the amount contibuted by the Bank. The contributions accrued under this plan for the three months ending March 31, 2005 and 2004 were $50 and $47. The Bank has a similar supplemental life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary. At March 31, 2005 and 2004, the combined value of these insurance policies was $13,429 and $12,936. The Bank has also establised a nontax qualified Deferred Compensation Plan for certain directors and executive officers. This group of employees defers a portion of its compensation. A liability is accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Plan for the Chief Executive Officer. This Plan is partially funded by a life insurance policy with a cash value at March 31, 2005 and 2004 of $3,670 and $3,500. The Bank’s expense for this Plan for the three months ending March 31, 2005 and 2004 was $69 and $0.

Item 2.- Management’s Discussion and Analysis of Financial Plan and Results of Operations

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by the use of the words “believe,” “expect,” “anticipate,” “project,” “estimate,” “will be,” “will continue,” “will likely result,” or similar expressions. The Company’s ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operation of the Company and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company’s operations, pricing, products, and services. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company’s performance.

Investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Except as required by applicable law or regulation, the Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated results. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in our reports to the Securities and Exchange Commission.

Summary

An 11.11% increase in earnings per share and 11.39% growth in assets are the most significant results of first quarter 2005. These results also produced the following statistics:

•	Net interest income of $7,021 as compared to $5,855 during the three months ending March 31, 2005 and 2004

•	Strong net interest margin of 4.29%

•	20.94% deposit growth

Asset growth during first quarter 2005 was primarily the result of the 20.94% increase in deposits. This deposit inflow resulted from the opening of the Bank’s twelfth branch office located at corporate headquarters, additional deposit inflow from a new branch office opened during fourth quarter 2004, the introduction of a new Elite Money Market product and various CD campaigns. Total loan growth during the quarter was $6,570 or 1.15%. Actual loan closings during the quarter were over $65,000, but due to an unusually high number of loan payoffs of interim fundings in conjunction with slow draw downs of construction loans, net loan growth was considerably slower than that of prior quarters. Asset quality remained high at first quarter end 2005, with no nonperforming loans. The Bank’s efficiency ratio increased from 48.89% at year end December 2004 to 57.79% at March 31, 2005. This increase was fully expected and is the result of the additional expenses associated with the Bancorp’s growth. The Bank’s eleventh branch office in Miller Place opened during fourth quarter of 2004. The opening of new corporate headquarters also took place during the fourth quarter. The twelfth branch location at corporate headquarters opened on January 3, 2005 and our thirteenth location in Port Washington opened on April 4, 2005. The acquisition of the Seigerman Mulvey insurance agency with its associated expenses has also contributed to the increased efficiency ratio. Efficiencies are expected to continue to develop from both the single location of all support staff at the new headquarters as well as further integration of the insurance agency into the Bank. Capital remains strong at March 31, with regulatory ratios in the well capitalized level.

Comparision of Financial Position at March 31, 2005 and December 31, 2004

Total assets of the Company at March 31, 2005 were $754,132 as compared to $677,003, an increase of 11.39%. The largest areas of growth during the quarter were in federal funds sold, investment securities and deposits. Federal funds sold increased significantly as a result of the large increase in deposits. Year end overnight borrowings from Federal Home Loan Bank and JP Morgan Chase were paid off and the balance was channeled into loans, investment securities and federal funds sold. Investment securities and deposits increased by 71.72% and 20.94%, respectively. Loans increased by 1.15%. The segregation of the loan portfolio at March 31, 2005 and December 31, 2004 remained stable and is as follows:

	March 31, 2005		December 31, 2004
Real Estate Loans	$532,390	92.20%	$527,786	92.46%
Commercial and Industrial	42,673	7.39	40,968	7.18
Consumer	2,039.35		1,893.33
Other Loans	312.06		190.03

	$577,414	100.00%	$570,837	100.00%

Non performing loans at March 31, 2005 remain at $0, as they were at December 31, 2004. Loans past due 30-89 days amounted to $14,469 as compared to $61 at year end 2004. This large increase is due to the delinquent status of three loans to one borrower. The first loan is a $7,378 loan, collateral for which consists of a leasehold mortgage on two six story office buildings located on Madison Avenue, New York City which are appraised at $11,800. While this loan is not at a 90 day delinquency status, the borrower remains in technical default under the lease. Substantial progress has been made in satisfying the technical problems, but the problems have not been completely resolved. Prospects for resolution appear to be very good. The same borrower is a principal on a second property located in the Greenwich Village section of New York City on which the bank holds a mortgage of $3,002 that is also in arrears. The Greenwich Village property is under contract of sale and is scheduled to be sold in June 2005. The same borrower was a principal in a third property also in Manhattan on which the bank held a mortgage of approximately $4,000 which was sold and the bank’s mortgage satisfied on April 28, 2005. The allowance for loan loss account at March 31, 2005 and December 31, 2004 was $5,060 and $4,912. The increase was the result of net recoveries of $8 and a provision for loan losses of $140. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At March 31, 2005 and December 31, 2004, the Bank’s coverage ratio (the allowance for loan losses as a percentage of end of period loans) was .88% and .86%, respectively, and remains well within the range of peer group bank ratios. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio.

Investment securities increased by 71.72% from December 31, 2004 to March 31, 2005. The composition of the portfolio at these two dates was as follows:

	March 31, 2005	December 31, 2004
Securities available for sale
Obligations of U.S. government	$6,880	$0
Obligations of U.S. government agencies	64,547	30,192
Mortgage-backed securities	2,899	4,976
Obligations of stae and political subdivisions	12,792	13,585
Other securities	2,992	3,005

Total securities available for sale	90,110	51,758
Securities held to maturity
Mortgage-backed securities	144	165
Obligations of state and political subdivisions	1,343	1,419

Total held to maturity	1,487	1,584

Total investment securities	$91,597	$53,342

As a result of the large growth in deposits during the first quarter, the Bank channeled a substantial portion of these funds into higher yielding investment securities, rather than maintaining a very high federal funds position awaiting loan closings. A majority of the securities purchased were short term treasury and agency securities with a book value of $49,154 and an average weighted yield of 4.41%. The yield on the total investment portfolio at March 31, 2005 and December 31, 2004 was 4.23% and 4.55%, respectively. Restricted securities decreased from $5,555 to $4,005, a 27.90% reduction, resulting from a lower volume of Federal Home Loan Bank stock, due to the significantly reduced borrowing position of the Bank from December 31, 2004 to March 31, 2005.

Bank premises and equipment increased from December 31, 2004 to March 31, 2005 by 17.56%, a result of the opening of corporate headquarters and corporate headquarters branch office, as well as the construction costs of the Port Washington office. Other assets increased by 1.79%, primarily the result of the increase in cash value of bank owned life insurance.

On the liability side of the balance sheet, total deposits increased by 20.94% from year end 2004 to March 31, 2005. The composition of deposits is as follows:

	March 31, 2005	December 31, 2004
Demand (non interest bearing)	$95,740	$90,466
Money market	210,087	164,878
NOW	29,877	32,434
Savings	53,945	55,258
Time	232,340	171,278

Total deposits	$621,989	$514,314

The large increase in deposits was the result of various factors. The opening of the new corporate headquarters branch office contributed to the growth, as well as the continued growth of deposits at a newly opened branch during fourth quarter of 2004. The Bank also introduced a new Elite money market account which pays a high, competitive interest rate for balances over $50,000. Various CD campaigns were also run during the early part of first quarter in anticipation of future rate increases by the Federal Reserve Bank. These campaigns resulted in approximately $20,000 in each of one, two and five year CD’s. Although these deposits increased the Bank’s cost of funds from 2.08% at December 31, 2004 to 2.38% at March 31, 2005, these funds have been invested in higher yielding investment securities.

Other borrowings decreased from $99,500 at December 31, 2004 to $67,000 at March 31, 2005. As deposits flowed into the Bank during the first weeks of the quarter, all overnight borrowings were paid down. At March 31, 2005, the $67,000 in outstanding borrowings is comprised of thirteen advances from the Federal Home Loan Bank with maturities ranging from September 2005 to March 2011. The weighted average maturity of these borrowings is 2 years 10 months. The weighted average rate of the borrowings is 3.50%. Stockholders’ equity increased from $46,943 to $48,513, an increase of 3.34% from year end December 2004 to quarter end March 2005. This growth was the result of dividends declared of $355, net income of $2,349 and the increase of accumulated other comprehensive income of $424. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a material effect on the consolidated financial statements. As of March 31, 2005, the most recent notification from the corresponding regulatory agency, categorized the Company as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a total risk adjusted capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage ratio of at least 5%, and not be subject to any written order, agreement or directive. There are no conditions or events since such notifications that management believes have changed this classification. As of March 31, 2005, the Company’s ratios were 11.29%, 10.31% and 8.16%, respectively, well above these minimum guidelines.

Comparision of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net income for the three months ended March 31, 2005 and 2004 was $2,349 and $2,130, an increase of 10.28%. Total interest income increased by $2,219 or 26.63%. The largest growth in interest income over the two periods was in interest on federal funds sold, which increased by 318.37%, due to the significantly higher average balance of funds during 2005. Interest on loans increased by 25.82% during first quarter 2005 also a result of the increased portfolio balance. Interest income on the investment portfolio increased by 14.12% during first quarter 2005 as compared to first quarter 2004. The purchase of securities during first quarter 2005 resulted in the increased interest income. The yield on interest earning assets for the periods ending March 31, 2005 and March 31, 2004 was 6.33% and 6.08%.

Total interest expense increased by 36.83% for the three months ending March 31, 2005 as compared to the same period in 2004. This was a result of both an increase in volume and an increase in rate during 2005. The largest increase in interest expense was in borrowed funds, resulting from an increased average balance of Federal Home Loan Bank advances of $70,218 during first quarter 2005 as compared to $40,334 during first quarter 2004. This increased expense was also the result of the higher cost of interest payments on the subordinated debt during 2005 as compared to 2004. The next largest increase in interest expense was the cost of time deposits. Average balances for time deposits during first quarter 2005 was $220,080 as compared to $162,469 during the comparable period in 2004. The average rate paid on these time deposits during first quarter 2005 was 3.50% as compared to 3.42% during the same period in 2004. The cost for money market accounts also increased during 2005 as compared to 2004. This increased interest expense was primarily the result of the increased money market average balances during the first three months of 2005 as compared to the same period in 2004. These increased average balances totaled $25,925. The increased rate paid for these balances also contributed to the higher cost. Average cost for money market accounts in the period in 2005 was 1.45% as compared to 1.19% during the same period in 2004. Net interest income increased by 22.01% for the first three months of 2005 as compared to the same three months in 2004. The provision for loan losses was $140 for the period ending March 31, 2005 as compared to $0 during the period ending March 31, 2004.

The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities. These yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The resulting spread is the rate equivalent of net interest income.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	As of
	March 31, 2005			March 31, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$47,294	$475	4.02%	$34,567	$319	3.69%
Nontaxable	14,453	178	4.93	19,203	289	6.02

Total investment securities	61,747	653	4.23	53,770	608	4.52
Total loans	572,950	9,756	6.81	477,305	7,754	6.50
Federal funds sold	34,049	204	2.40	21,292	49	0.91
Restricted securities	4,040	42	4.22	2,428	21	3.48

Total interest-earning assets	672,786	10,655	6.33	554,795	8,432	6.08
Non-interest-earning assets	49,327			39,364

Total assets	$722,113			$594,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$84,525	$53	0.25%	$88,325	$118	0.54%
Money market accounts	191,683	685	1.45	165,758	492	1.19
Certificates of deposit	220,080	1,898	3.50	162,469	1,380	3.42

Total interest-bearing deposits	496,288	2,636	2.15	416,552	1,990	1.92
Securities sold under agreements to repurchase
Other borrowings	70,218	602	3.48	40,334	373	3.72
Subordinated debt	11,000	154	5.60	11,000	116	4.17

Total interest-bearing liabilities	577,506	3,392	2.38	467,886	2,479	2.13
Non-interest bearing liabilities:
Demand deposits	92,913			83,863
Other liabilities	4,040			3,085

Total liabilities	674,459			554,064
Stockholders’ equity	47,654			40,095

Total liabilites & stockholders equity	$722,113			$594,159

Net interest income/interest rate spread		$7,263	3.95%		$5,953	3.95%

Net earning assets/net yield on average interest earning assets	$95,280		4.29%	$86,909		4.28%

Other noninterest income increased by 95.97%, primarily the result of the income received from the Seigerman Mulvey insurance agency . This gross income totaled $867 during 2005 as compared to $47 during 2004. Service charges on deposit accounts also increased this year as a result of a new Overdraft Honor program implemented in early February 2005. This program provides overdraft coverage for customers meeting certain requirements, and has been very successful in providing increased fee income. Other miscellaneous income also increased due to increased debit card fee income, and loan fee income. Other operating expenses increased by 50.17%, a result of various factors. The largest increase in this category of expenses was in net occupancy expenses of Bank premises. This increase was 88.16% over the comparable period in 2004, and is primarily the increased rental expenses of new branch offices and corporate headquarter facilities. The second largest increased category of non interest expense was pension and other employee benefits. Higher costs for group medical insurance, even with a portion of this increase passed along to employees, has caused the Bank’s expense to increase significantly. Furniture and equipment expense also increased by 53.17% this quarter as compared to the same period during 2004. As with the increased occupancy expense, this is the result of the growth in branch offices and corporate headquarters. Other miscellaneous expenses also grew by 50.90%. These miscellaneous expenses are related to normal operating costs. The major categories of increases included audit and accounting fees, ATM and debit card fees, legal fees and the provision for contingent liabilities. Earnings per share increased by 11.11% for the period ending March 31, 2005 as compared to the same period ending March 2004. Return on average assets for the 2005 and 2004 periods was 1.30% and 1.44% respectively, primarily reduced due to the significantly increased asset base.

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, unpledged securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at March 31, 2005 was strong due to the high levels of federal funds sold, marketable securities available for sale, and unused lines of credit from correspondent banks. In addition to these sources of liquidity, additional borrowing potential from the Federal Home Loan Bank at March 31, 2005 was $104,532.

On March 31, 2005 total loan commitments outstanding were $152,930 of which $88,143 represented available lines on funded loans, and $8,962 represents letters of credit. At March 31, 2004 these commitments totaled $122,330 with available lines of $52,580 and letters of credit of $8,873.

Impact of Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United Sates government and federal agencies, particularly the Federal Reserve Bank.

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest earning assets. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis. The last simulation model was prepared as of February 28, 2005 and was modeled on a 100 basis point downward shift and a 300 basis point upward shift in rates. A parallel and pro rata shift in rates over a twelve month period is assumed. The following reflects the Company’s income sensitivity analysis as of February 28, 2005 and October 31, 2004.

Change in Interest Rates In Basis Points (Rate Shock)	As of February 28, 2005 Potential Change in Net Interest Income		As of October 31, 2004 Potential Change in Net Interest Income
	$ Change	% Change	$ Change	% Change
Up 300 Basis Points	738	2.44	2,056	6.43
Static	—	—	—	—
Down 100 Basis Points	(1,068)	(3.53)	(1,209)	(3.78)

Item 4.- Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 5.- Subsequent Event – Equity Compensation Plan

At the annual meeting held on April 21, 2005, stockholders of Smithtown Bancorp approved the Smithtown Bancorp Restricted Stock Plan, an equity compensation plan for the directors and certain officers of Bank of Smithtown. Under the plan the Board will award a total of 4,600 plan shares to eligible employees and directors for 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP

May 9, 2005

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and Chief Executive Officer

May 9, 2005	/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and Chief Financial Officer