Form 10-Q
period 2005-06-30
SMITHTOWN BANCORP INC
filed 2005-08-08
CIK 747345

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Shares of Common Stock ($.01 Par Value) Outstanding as of August 8, 2005.

5,923,726

SMITHTOWN BANCORP, INC.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2005- April 30, 2005	0	0	(1)	(1)
May 1, 2005- May 31, 2005	0	0
June 1, 2005- June 30, 2005	0	0

Total	0	0

(1)	During 2004, the Board of Directors reapproved a Stock Repurchase Plan authorizing the repurchase of Bancorp stock at market prices.

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Subsequent Event - None

Item 6.	Other Information – None

Item 7.	Exhibits and Reports on Form 8-K

(1) Exhibits

Exhibit Number Referred to in Item 601 of Regulation S-K	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(2) Reports on Form 8-K

Entry into Material Definitive Agreement – Filed April 26, 2005 – Incorporated by Reference

Results of Operation and Financial Condition – Filed April 27, 2005 – Incorporated by Reference

Other Events and Regulation FD Disclosures – Filed May 23, 2005 – Incorporated by Reference

Other Events and Regulation FD Disclosures – Filed June 1, 2005 – Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	As of
	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$14,079	$8,581
Federal funds sold	397	1,052

Total cash and cash equivalents	14,476	9,633
Investment securities:
Available for sale:
Obligations of U.S. government treasury	6,913	—
Obligations of U.S. government agencies	85,960	30,192
Mortgage-backed securities	4,374	4,976
Obligations of state and political subdivisions	13,381	13,585
Other securities	1,990	3,005

Total securities available for sale	112,618	51,758
Held to maturity:
Mortgage-backed securities	122	165
Obligations of state and political subdivisions	1,217	1,419

Total securities held to maturity (estimated fair value $1,369 in 2005 and $1,631 in 2004)	1,339	1,584

Total investment securities	113,957	53,342

Restricted securities	4,745	5,555

Loans	618,943	570,093
Less: allowance for loan losses	5,071	4,912

Loans, net	613,872	565,181

Bank premises and equipment	18,422	15,366

Other assets
Cash value of bank-owned life insurance	17,258	16,942
Goodwill	388	388
Intangible assets	541	465
Other	10,923	10,131

Total other assets	29,110	27,926

Total assets	$794,582	$677,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$109,193	$90,466
Money market	203,497	164,878
NOW	35,650	32,434
Savings	52,144	55,258
Time	244,710	171,278

Total deposits	645,194	514,314
Dividends payable	355	296
Other borrowings	82,000	99,500
Subordinated debt	11,000	11,000
Other liabilities	4,700	4,950

Total liabilities	743,249	630,060

Stockholders’ equity
Common stock $.01 par value (20,000,000 shares authorized; 7,167,280 shares issued)	72	72
Retained earnings	56,816	52,480
Additional paid in capital	4,408	4,408
Accumulated other comprehensive income	99	45

	61,395	57,005
Treasury stock (1,243,554 shares at cost)	(10,062)	(10,062)

Total stockholders’ equity	51,333	46,943

Total liabilities and stockholders’ equity	$794,582	$677,003

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,
	2005	2004
Interest income
Interest on loans	$10,191	$8,263
Interest on federal funds sold	125	43
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government treasury	61	—
Obligations of U.S. government agencies	795	247
Mortgage-backed securities	44	73
Other securities	35	57

Subtotal	935	377
Exempt from federal income taxes:
Obligations of state and political subdivisions	112	179
Other interest income	53	15

Total interest income	11,416	8,877

Interest expense
Money market accounts (including savings)	969	646
Time deposits of $100,000 or more	797	548
Other time deposits	1,243	886
Other borrowings	757	369

Total interest expense	3,766	2,449

Net interest income	7,650	6,428

Provision for loan losses	85	—

Net interest income after provision for loan losses	7,565	6,428

Other noninterest income
Trust department income	111	98
Service charges on deposit accounts	504	487
Revenues from insurance agency	897	—
Net gain on sales of investment securities	9	194
Increase in cash value of bank owned life insurance	159	172
Net income from equity investment	12	61
Other income	404	107

Total other noninterest income	2,096	1,119

Other operating expenses
Salaries	2,478	1,586
Pensions and other employee benefits	559	437
Net occupancy expense of bank premises	826	403
Furniture and equipment expense	442	287
Other expense	990	782

Total other operating expenses	5,295	3,495

Income before income taxes	4,366	4,052
Provision for income taxes	1,668	1,474

Net income	$2,698	$2,578

Earnings per share
Net income	$0.46	$0.43
Cash dividends declared	$0.06	$0.05
Weighted average shares outstanding	5,923,726	5,940,024
Comprehensive income	$3,176	$1,766

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Six Months Ended June 30,
	2005	2004
Interest income
Interest on loans	$19,947	$16,017
Interest on federal funds sold	330	92
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government treasury	72	—
Obligations of U.S. government agencies	1,176	401
Mortgage-backed securities	88	159
Other securities	74	136

Subtotal	1,410	696
Exempt from federal income taxes:
Obligations of state and political subdivisions	229	370
Other interest income	95	36

Total interest income	22,011	17,211

Interest expense
Money market accounts (including savings)	1,708	1,256
Time deposits of $100,000 or more	1,389	1,044
Other time deposits	2,549	1,770
Other borrowings	1,512	858

Total interest expense	7,158	4,928

Net interest income	14,853	12,283

Provision for loan losses	225	—

Net interest income after provision for loan losses	14,628	12,283

Other noninterest income
Trust department income	214	208
Service charges on deposit accounts	975	913
Revenues from insurance agency	1,764	—
Net gain on sales of investment securities	13	288
Increase in cash value of bank owned life insurance	316	323
Net income from equity investment	38	81
Other income	729	324

Total other noninterest income	4,049	2,137

Other operating expenses
Salaries	4,868	3,362
Pensions and other employee benefits	1,168	772
Net occupancy expense of bank premises	1,605	817
Furniture and equipment expense	877	571
Other expense	2,078	1,503

Total other operating expenses	10,596	7,025

Income before income taxes	8,081	7,395
Provision for income taxes	3,034	2,687

Net income	$5,047	$4,708

Earnings per share
Net income	$0.86	$0.79
Cash dividends declared	$0.12	$0.10
Weighted average shares outstanding	5,923,726	5,942,567
Comprehensive income	$5,101	$4,067

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares outstanding)

	Common Stock		Capital Surplus	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 12/31/2003	2,974,237	$4,480	$—	$43,656	$(9,378)	$420	$39,178
Comprehensive income:

Net income				4,708			4,708
Other comprehensive loss, net of tax						(641)	(641)
Total comprehensive income							4,067
2-for-1 stock split	2,974,237	36	(36)
Change in par value		(4,444)	4,444
Cash dividends declared				(595)			(595)

Treasury stock purchases	(10,576)				(299)		(299)

Balance at 6/30/2004	5,937,898	$72	$4,408	$47,769	$(9,677)	$(221)	$42,351

Balance at 12/31/2004	5,923,726	$72	$4,408	$52,480	$(10,062)	$45	$46,943
Comprehensive income:

Net income				5,047			5,047
Other comprehensive income, net of tax						54	54
Total comprehensive income							5,101
Cash dividends declared				(711)			(711)
Treasury stock purchases							—

Balance at 6/30/2005	5,923,726	$72	$4,408	$56,816	$(10,062)	$99	$51,333

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$5,047	$4,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	828	349
Provision for loan losses	225	—
Net gain on sale of investment securities	(13)	(288)
Net increase (decrease) in other liabilities	(254)	243
Net increase in other assets	(630)	(743)
Net increase in deferred taxes	(238)	(476)
Increase in cash surrender value of officers’ life insurance policies	(316)	(324)
Amortization of investment security premiums and accretion of discounts, net	(204)	(48)

Cash provided by operating activities	4,445	3,421

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	2,651	1,771
Proceeds from calls, repayments and maturities of held to maturity	44	73
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	18,364	19,120
Proceeds from calls, repayments and maturities of held to maturity	202	202
Purchase of investment securities:
Available for sale	(81,600)	(19,194)
Redemptions of Federal Home Loan Bank stock	810	—
Loans made to customers, net	(48,916)	(61,703)
Purchase of premises and equipment	(3,885)	(644)

Cash used in investing activities	(112,330)	(60,375)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	57,448	37,459
Net increase in time deposits	73,432	16,490
Cash dividends paid	(652)	(565)
Net increase (decrease) in other borrowings	(17,500)	11,000
Purchase of treasury stock	—	(299)

Cash provided by financing activities	112,728	64,085

Net increase in cash and cash equivalents	4,843	7,131
Cash and cash equivalents, beginning of period	9,633	14,765

Cash and cash equivalents, end of period	$14,476	$21,896

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,615	$4,901
Income taxes	3,102	2,941

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements – Unaudited

(in thousands, except share and per share data)

Note 1 – Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 2 – Subordinated Debt

A trust formed by the Company issued $11,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3-month LIBOR plus 2.99%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or part, at a premium declining ratably to par on October 8, 2008.

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

Note 4 – Employee Benefits

During 2005, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Second quarter costs during 2005 and 2004 for these two plans were $33 and $26 and $45 and $45, respectively. It is expected that the Company’s costs for these two plans for the twelve months ending December 31, 2005 will be approximately $145 and $180, respectively. Bank of Smithtown also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the quarters ended June 30, 2005 and 2004 were $5, $8 and $2 and $5, $8 and $1, respectively. Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2004 and 2005, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary funding source. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank. The contributions accrued under this plan for the three months ending June 30, 2005 and 2004 were $57 and $51. The Bank has a similar supplemental life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary. At June 30, 2005 and 2004, the combined value of these insurance policies was $13,552 and $13,112. The Bank has also established a nontax qualified Deferred Compensation Plan for certain directors and executive officers. This group of employees defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Plan for the Chief Executive Officer. This plan is partially funded by a life insurance policy with a cash value at June 30, 2005 and 2004 of $3,705 and $3,500. The Bank’s expense for this plan for the three months ending June 30, 2005 and 2004 was $69 and $0.

Item 2. - Management’s Discussion and Analysis of Financial Plan and Results of Operations

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

Investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Except as required by applicable law or regulation, the Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated results. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the Securities and Exchange Commission.

Summary

A 6.98% and 8.86% increase in earnings per share over the second quarter of 2004 and the first six months of 2004, and a 5.36% increase in total assets from March 31, 2005 are the most significant results of second quarter 2005. These results also produced the following statistics:

•	An increase in net interest income of $1,170 or 18.20% during the three months ending June 30, 2005 as compared to the same period in 2004

•	An increasing net interest margin of 4.32%

•	7.33% loan growth during second quarter with a corresponding 4.46% increase in loan income

•	24.41% investment security growth with a corresponding increase in investment income of 76.86%

Asset growth during second quarter of 2005 was 5.36%, primarily the result of new loan fundings. During the quarter, assets were re-deployed from federal funds sold into investment securities and loans. As was expected during first quarter, loan closings during the second three months of 2005 continued at a strong pace, construction loan drawings increased, and loan payoffs were higher than usual. The Bank actually closed over $116 million of loans during the quarter, but approximately $54 million of loans were paid off. Deposits increased by 3.73%, with the largest growth in demand and time deposits. But for the temporary withdrawal of approximately $16 million in money market deposits from two large municipalities at quarter’s end, deposits actually increased by more than 6.30% earlier in the quarter. All of this withdrawn municipal deposit money is expected to return to the Bank within a short period of time. Much of the deposit inflow resulted from continued growth at our newest branch locations as well as from the Elite Money Market account introduced during the first quarter of 2005. The Company’s efficiency ratio decreased from 57.79% at March 31 to 56.08% at June 30, 2005. This ratio continues to be higher than in the past due to the the additional expenses associated with the Company’s growth. Three new branch openings during 2004 and 2005, the move to new corporate headquarters during the fourth quarter of 2004, and the full impact of the Seigerman Mulvey insurance agency acquisition during 2004 with its associated expenses have all contributed to this increased efficiency ratio. Efficiencies are expected to continue to develop from both the single location of all support staff at the new headquarters as well as further integration of the insurance agency into the Bank. Capital remains strong at June 30, with regulatory ratios in the well capitalized level.

Comparison of Financial Position at June 30, 2005 and December 31, 2004

Total assets of the Company at June 30, 2005 and December 31, 2004 were $794,582 as compared to $677,003, an increase of 17.37%. The largest areas of growth during the six month period were in investment securities and bank premises and equipment, respectively. Investment securities increased by 113.63% and premises and equipment by 19.89%. This growth was funded by an increase in deposits of 25.45%. Loan growth during the period increased by 8.57%. The composition of the loan portfolio at June 30, 2005 and December 31, 2004 remained stable and was as follows:

	June 30, 2005		December 31, 2004
Real estate loans
Construction	$149,257	24.07%	$120,204	21.06%
Residential	117,680	18.97	105,301	18.45
Commercial	308,044	49.67	302,281	52.95
Commercial and industrial	41,483	6.69	40,968	7.18
Consumer	3,479.56		1,893.33
Other loans	239.04		190.03

	$620,182	100.00%	$570,837	100.00%

While loans past due 30 through 89 days increased to $10,530 as of June 30, 2005 from $61 as of December 31, 2004 they have decreased from $14,468 at March 31, 2005. There were no loans past due 90 days or more and still accruing at December 31, 2004 and $3,002 at June 30, 2005. The majority of these loans are to one borrower who continues to remain delinquent on his mortgages. The first loan, which remains in the 30 to 89 day past due category, is a $7,378 loan, collateral for which consists of a leasehold mortgage on two six story office buildings located on Madison Avenue in New York City appraised at $11,800. While this loan is not at a 90 day delinquency status, the borrower remains in technical default under the lease. Progress has been made in satisfying the technical problems, but these problems have not yet been completely resolved. Prospects for resolution still appear to be very good. The second loan, which has moved from the 30 to 89 day delinquent category to past due 90 days or more, is a loan to the same borrower for $3,002 and is located in the Greenwich Village section of New York City. This property is under contract of sale and is scheduled to be sold in early August. Nonaccrual loans at June 30, 2005 were $12. The allowance for loan loss account at June 30, 2005 and December 31, 2004 was $5,071 and $4,912. The increase was the result of net chargeoffs of $66 and a provision for loan losses of $225. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At June 30, 2005 and December 31, 2004, the Bank’s ratio of the allowance for loan losses as a percentage of end of period loans was .82% and .86%, respectively. Based on various factors including asset quality, collateral and low loan to value ratios, management believes the allowance account to be adequate. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. Management has also set up a reserve for unfunded loan commitments and the balance in this account at second quarter end 2005 and year end 2004 was $523 and $474.

Investment securities increased by 113.63% from December 31, 2004 to June 30, 2005. The composition of the portfolio at these two dates was as follows:

	June 30, 2005	December 31, 2004
Securities available for sale
Obligations of U.S. government treasury	$6,913	$0
Obligations of U.S. government agencies	85,960	30,192
Mortgage-backed securities	4,374	4,976
Obligations of state and political subdivisions	13,381	13,585
Other securities	1,990	3,005

Total securities available for sale	$112,618	$51,758

Held to maturity
Mortgage-backed securities	$122	$165
Obligations of state and political subdivisions	1,217	1,419

Total held to maturity	1,339	1,584

Total investment securities	$113,957	$53,342

As a result of the large growth in deposits during the first and second quarter, the Bank channeled a substantial portion of these funds into higher yielding investment securities, rather than maintaining a very high federal funds position awaiting loan closings. A majority of the securities purchased were short term treasury and agency securities with a book value of $81,601 and an average weighted yield of 3.85%. The yield on the total investment portfolio at June 30, 2005 and December 31, 2004 was 4.07% and 4.55%, respectively. Restricted securities decreased from $5,555 to $4,745, a 14.58% reduction, resulting from a lower volume of Federal Home Loan Bank stock, due to the significantly reduced borrowing position of the Bank from December 31, 2004 to June 30, 2005.

Bank premises and equipment increased from December 31, 2004 to June 30, 2005 by 19.89%, a result of the opening of corporate headquarters and corporate headquarters branch office, as well as our newest branch office in Port Washington which opened in April of this year. Other assets increased by 4.24%, primarily the result of the increase in cash value of the bank owned life insurance and various prepaid expenses.

On the liability side of the balance sheet, total deposits increased by 25.45% from year end 2004 to June 30, 2005. The composition of deposits is as follows:

	June 30, 2005	December 31, 2004
Demand (non interest bearing)	$109,193	$90,466
Money market	203,497	164,878
NOW	35,650	32,434
Savings	52,144	55,258
Time	244,710	171,278

Total deposits	$645,194	$514,314

The large increase in deposits was the result of various factors. The opening of the new corporate headquarters branch office and the Port Washington office contributed to the growth. The Bank also introduced a new Elite money market account which pays a high, competitive interest rate for balances over $25. Various CD campaigns were also run during the early part of first quarter and again toward the end of the second quarter in anticipation of future rate increases by the Federal Reserve Bank. Time deposits with maturities of one, two and five years sustained the largest growth in balances. Although these deposits increased the Bank’s cost of interest bearing funds from 2.08% at December 31, 2004 to 2.43% at June 30, 2005, these funds have been invested in higher yielding investment securities and loans.

Other borrowings decreased from $99,500 at December 31, 2004 to $82,000 at June 30, 2005. As deposits flowed into the Bank during the first weeks of the quarter, the overnight borrowings were paid down. At June 30, 2005, the $67,000 in outstanding term borrowings was comprised of thirteen advances from the Federal Home Loan Bank with maturities ranging from September 2005 to March 2011. The weighted average maturity of these borrowings is 2 years 7 months. The weighted average rate of the borrowings is 3.50%. At June 30, 2005 an overnight line of credit borrowing from the Federal Home Loan Bank of New York totaled $15,000. This borrowing was obtained at a rate of 3.38%.

Stockholders’ equity increased from $46,943 to $51,333, an increase of 9.35% from year end December 2004 to quarter end June 30, 2005. This growth was the result of dividends declared of $711, net income of $5,047 and the increase in accumulated other comprehensive income of $54. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a material effect on the consolidated financial statements. As of June 30, 2005, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of June 30, 2005, the Company’s capital ratios were 10.95%, 10.04% and 8.05%, well above these minimum guidelines.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Net income for the three months ended June 30, 2005 and 2004 was $2,698 and $2,578, an increase of 4.65%. Total interest income increased by $2,539 or 28.60%. The largest growth in interest income over the two periods was in interest on federal funds sold, which increased by 190.70%, due to the significantly higher average balance of funds during 2005. Interest on loans increased by 23.33% during second quarter 2005 also a result of the increased portfolio balance. Interest income on the investment portfolio increased by 88.31% during second quarter 2005 as compared to second quarter 2004. The purchase of securities during first and second quarter 2005 resulted in this increased interest income. The yield on interest earning assets for the periods ending June 30, 2005 and June 30, 2004 was 6.41% and 6.09%.

Total interest expense increased by 53.78% for the three months ending June 30, 2005 as compared to the same period in 2004. This was a result of both an increase in volume and an increase in rate on deposits and borrowings during 2005. The largest increase in interest expense was in expense of borrowed funds, resulting from an increased average balance of Federal Home Loan Bank term advances of $67,000 during second quarter 2005 as compared to $42,000 during second quarter 2004. This increased expense was also the result of the higher cost of interest payments on the subordinated debt during 2005 as compared to 2004. The next largest increase in interest expense was the cost of money market accounts. This increased interest expense was the result of the increased money market average balances and average rate paid during the second three months of 2005 as compared to the same period in 2004. The average cost for money market accounts during second quarter 2005 was 1.55% as compared to 1.28% during the same period in 2004. Average balances for time deposits during second quarter 2005 was $235,567 as compared to $171,423 during the comparable period in 2004. The average rate paid on these time deposits during second quarter 2005 was 3.37% as compared to 3.29% during the same period in 2004. Net interest income increased by 19.01% for the second quarter of 2005 as compared to the same three months in 2004. Based on our continuing review of the overall loan portfolio and of the current asset quality of the portfolio, including the classification of loans through our internal review and classification process, a provision for loan losses of $85 was recorded during the second quarter of 2005 as compared to $0 for the same period in 2004. This provision maintains the allowance at an adequate level as determined through our internal analysis.

Other noninterest income increased by 87.31%, primarily the result of the gross revenue received from the insurance agency, Seigerman Mulvey Co., Inc. (“Seigerman Mulvey”). This income totaled $897 for the second quarter of 2005. For the first eight months of 2004, the Bank owned a 50% interest in an insurance agency joint venture known as SMTB Financial Group LLC (“SMTB”). Net income from SMTB for the second three months of 2004 was $21. As of August 31, 2004, the Bank acquired Seigerman Mulvey and its gross revenue is now included as part of the Bank’s other income. Service charges on deposit accounts also increased this year as a result of a new Overdraft Honor program implemented in early February 2005. This program provides overdraft coverage for customers meeting certain requirements, and has been very successful in providing increased fee income. Other miscellaneous income also increased due to increased debit card fee income and loan fee income. Net income from the Bank’s equity investments during the second quarter of 2004 was comprised of the income from SMTB in addition to income from the financial services subsidiary and this income totaled $61. As a result of the purchase of Seigerman Mulvey in August 2004, only the financial services subsidiary remains as an equity investment, and this income for the second quarter of 2005 totaled $12. The net gain on the sale of investment securities declined by 95.36% due to a significantly lower volume of sold securities. Other operating expenses increased by 51.50% as a result of various factors, almost all of which are related to the Bank’s continued growth. The largest increase in this category of expenses was in net occupancy expenses of bank premises. This increase was 104.96% over the period in 2004, and was primarily the increased rental and overhead expenses as well as the construction costs of new branch and corporate headquarter facilities. The second largest increased category of non interest expense was furniture and equipment expense also related to the increased branch network. Salary and benefit expenses increased for the three month period by a total of 50.12%. Higher costs for group medical insurance, even with a portion of this increase passed along to employees, has caused the Bank’s expense to increase significantly. Furniture and equipment expense also increased by 54.01% this quarter as compared to the same period during 2004. As with the increased occupancy expense, this was the result of the growth in branch offices and corporate headquarters. Other miscellaneous expenses also grew by 26.60%. These miscellaneous expenses are related to normal operating costs as well as operating expenses of Seigerman Mulvey. The major categories of increases included audit and accounting fees, ATM and debit card fees, legal fees and the provision for contingent liabilities. Earnings per share increased by 6.98% for the period ending June 30, 2005 as compared to the same period ending June 30, 2004.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

Net income for the six months ended June 30, 2005 and 2004 was $5,047 and $4,708, an increase of 7.20%. Total interest income increased 27.89% over the two comparable periods, due in the majority to the increased loan income and investment security income. Loan average balances for the six month periods ended June 30, 2005 and 2004 increased by 16.22% and the average yield on these balances increased by 7.10%. Investment security average balances over the two six month periods also increased by 58.25%, with the corresponding yield earned on these securities decreasing by 11.71%. Interest income on federal funds sold also increased during 2005 as a result of the greatly increased average balance. The large deposit inflow experienced during the first six months of 2005 was responsible for the increase in earning assets as these funds were deployed into the three primary interest earning asset categories. During the first quarter, as loan growth was slower than it has been in the past several years, most of the deposit inflow was channeled into federal funds sold and short term investment securities. As loan volume regained much of its momentum during the second quarter of 2005, a larger portion of the deposit inflows were redeployed into these new loan originations.

Interest expense for the first six months of 2005 was 45.25% higher than the expense of the comparable period in 2004. Again, this was due to the 23.82% increased average balance and 17.39% increased cost. The greatest increase in deposit expense for the first six months of 2005 was time deposits, which rose by 39.94%. The cost of other borrowings increased by 76.22% during 2005 resulting from the increased average outstanding balance of Federal Home Loan Bank advances and the increased interest expense related to the subordinated debt.

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

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the six months ended June 30, 2005			For the six months ended June 30, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS

Interest-earning assets:
Investment securities:

Taxable	$71,815	$1,410	3.93%	$35,749	$696	3.89%
Nontaxable	14,563	347	4.77	18,833	561	5.96

Total investment securities	86,378	1,757	4.07	54,582	1,257	4.61

Total loans	574,810	19,947	6.94	494,568	16,017	6.48
Federal funds sold	25,725	330	2.55	19,636	92	0.93
Restricted securities	3,916	94	4.84	2,670	35	2.64
Balances due from banks	99	1	2.39	317	1	0 57

Total interest-earning assets	690,928	22,129	6.41	571,773	17,402	6.09
Non-interest-earning assets	51,924			38,937

Total assets	$742,852			$610,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Interest-bearing liabilities:

Savings deposits (including NOW)	$85,618	$108	0.25%	$90,076	$234	0.52%
Money market accounts	200,052	1,600	1.61	170,036	1,022	1.21
Certificates of deposit	227,866	3,938	3.49	166,946	2,814	3.39

Total interest-bearing deposits	513,536	5,646	2.22	427,058	4,070	1.92

Other borrowings	68,837	1,189	3.48	41,171	642	3.14
Subordinated debt	11,000	323	5.84	11,000	216	3.88

Total interest-bearing liabilities	593,373	7,158	2.43	479,229	4,928	2.07
Non-interest bearing liabilities:
Demand deposits	99,034			88,260
Other liabilities	1,210			2,389

Total liabilities	693,617			569,878
Stockholders’ equity	49,235			40,832

Total liabilites & stockholders equity	$742,852			$610,710

Net interest income/interest rate spread		$14,971	3.98%		$12,474	4.02%

Net earning assets/net yield on average interest earning assets	$97,555		4.32%	$92,544		4.36%

Other noninterest income for the first six months of 2005 increased by 89.47% due primarily to the gross revenue from Seigerman Mulvey. Service charge income on deposit accounts has increased by 6.79% to date in 2005 due in a large part to the Overdraft Honor program. Other operating expenses also increased during the first six months of 2005 over the same period in 2004 due primarily to the growth of the Bank. These additional expenses are related to the new corporate headquarters, and the openings of the Motor Parkway and Port Washington branches during 2005 as well as the Miller Place branch office opened during the fourth quarter of 2004. As brick and mortar have increased, additional expenses related to new staff hirings have been incurred. Salary and benefit expenses have risen as a result of the growth in branch locations of the Bank. Other miscellaneous expenses increased by 38.26%, predominantly a result of the Seigerman Mulvey acquisition and its related operating costs. Also contributing to the increase, based on our continuing review of the overall loan portfolio and of the current asset quality of the portfolio, including the classification of loans through our internal review and classification process, a provision for loan losses of $225 was recorded for the first six months of 2005 as compared to $0 for the same period in 2004. This provision maintains the allowance at an adequate level as determined through our internal analysis. Earnings per share for the first six months of 2005 were 8.86% higher than the comparable period in 2004. Return on average assets for the 2005 and 2004 periods was 1.36% and 1.55% respectively, primarily reduced due to the significantly increased asset base.

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at June 30, 2005 was strong due to the high levels of unpledged marketable securities available for sale, and unused lines of credit from correspondent banks. In addition to these sources of liquidity, additional borrowing potential from the Federal Home Loan Bank at June 30, 2005 was $88,211.

On June 30, 2005 total loan commitments outstanding were $183,188, of which $98,358 represents available lines on funded loans, and $6,083 represents letters of credit. At June 30, 2004 these commitments totaled $127,593 with available lines of $55,750 and letters of credit of $7,491.

Impact of Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest earning assets. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis. The last simulation model was prepared as of May 31, 2005 and was modeled on a 100 downward and 200 and 300 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of May 31, 2005 and February 28, 2005.

(in thousands)

Change In Interest Rates In Basis Points (Rate Shock)	As of May 31, 2005 Potential Change In Net Interest Income		As of February 28, 2005 Potential Change In Net Interest Income
	$ Change	% Change	$ Change	% Change
Up 300 basis points	3,080	9.19	738	2.44
Static	—	—	—	—
Down 100 basis points	(1,184)	(3.53)	(1,068)	(3.53)

Item 4.- Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

August 5, 2005

/s/ Bradley E. Rock

Bradley E. Rock, Chairman, President and

Chief Executive Officer

/s/ Anita M. Florek

Anita M. Florek, Executive Vice President and

Treasurer