Form 10-Q
period 2005-09-30
SMITHTOWN BANCORP INC
filed 2005-11-07
CIK 747345

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock ($.01 Par Value) Outstanding as of November 7, 2005

5,923,726

SMITHTOWN BANCORP, INC.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share(or Unit)	Total Number of Shares(or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares(or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	4,600	24.67	(1)	(1)
August 1, 2005 - August 31, 2005	0	0
September 1, 2005 - September 30, 2005	0	0

Total	0	0

(1)	During 2005, the Board of Directors reapproved a Stock Repurchase Plan authorizing the repurchase of Bancorp stock at market prices.

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

Results of Operation and Financial Condition – Filed July 27, 2005 Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed August 8, 2005 Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed August 31, 2005 Incorporated by Reference
Other Events and Regulation FD Disclosure – Filed September 27,2005 Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	As of
	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$11,661	$8,581
Federal funds sold	9,763	1,052

Total cash and cash equivalents	21,424	9,633
Investment securities:
Obligations of U.S. government treasuries	6,895	—
Obligations of U.S. government agencies	87,409	30,192
Mortgage - backed securities	5,843	5,141
Obligations of state and political subdivisions	14,605	15,004
Other securities	1,998	3,005

Total investment securities	116,750	53,342
Restricted securities	3,755	5,555
Loans	651,917	570,093
Less: allowance for loan losses	5,346	4,912

Loans, net	646,571	565,181

Bank premises and equipment	18,664	15,366
Other assets
Cash value of bank-owned life insurance	17,415	16,942
Goodwill	1,809	388
Intangible assets	523	465
Other	10,910	10,131

Total other assets	30,657	27,926

Total assets	$837,821	$677,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$107,993	$90,466
Money market	222,155	164,878
NOW	35,699	32,434
Savings	47,404	55,258
Time	291,180	171,278

Total deposits	704,431	514,314
Dividends payable	355	296
Other borrowings	62,000	99,500
Subordinated debt	11,000	11,000
Other liabilities	6,644	4,950

Total liabilities	784,430	630,060
Stockholders’ equity
Common Stock - $.01 par value (20,000,000 shares authorized; 7,167,280 shares issued)	72	72
Additional paid in capital	4,408	4,408
Unearned stock awards	(102)	—
Retained earnings	59,407	52,480
Accumulated other comprehensive income (loss)	(332)	45

	63,453	57,005
Treasury stock (1,243,554 shares at cost)	(10,062)	(10,062)

Total stockholders’ equity	53,391	46,943

Total liabilities and stockholders’ equity	$837,821	$677,003

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,
	2005	2004
Interest income
Interest on loans	$11,432	$8,674
Interest on federal funds sold	146	43
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government treasuries	62	—
Obligations of U.S. government agencies	815	278
Mortgage - backed securities	47	66
Other securities	26	52

Subtotal	950	396
Exempt from federal income taxes:
Obligations of state & political subdivisions	119	165
Other interest income	54	33

Total interest income	12,701	9,311

Interest expense
Money market accounts (including savings)	1,196	700
Time deposits of $100,000 or more	882	569
Other time deposits	1,518	857
Other borrowings	600	404
Subordinated debentures	185	128

Total interest expense	4,381	2,658

Net interest income	8,320	6,653
Provision for loan losses	300	60

Net interest income after provision for loan losses	8,020	6,593

Other noninterest income
Trust department income	116	94
Service charges on deposit accounts	500	373
Revenues from insurance agency	900	415
Net gain on sales of investment securities	—	49
Increase in cash value of bank owned life insurance	157	152
Net income from equity investment	15	21
Other income	445	387

Total other noninterest income	2,133	1,491

Other operating expenses
Salaries	2,652	1,965
Pension and other employee benefits	575	409
Net occupancy expense of bank premises	800	326
Furniture and equipment expense	487	336
Other expense	929	836

Total other operating expenses	5,443	3,872

Income before income taxes	4,710	4,212
Provision for income taxes	1,764	1,570

Net income	$2,946	$2,642

Basic earnings per share	$0.50	$0.45
Diluted earnings per share	$0.50	$0.45
Cash dividends declared	$0.06	$0.05
Weighted average shares outstanding	5,923,726	5,932,102
Comprehensive income	$2,515	$3,044

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	For the Nine Months Ended September 30,
	2005	2004
Interest income
Interest on loans	$31,379	$24,691
Interest on federal funds sold	476	135
Interest and dividends on investment securities:
Taxable:
Obligations of U.S. government treasuries	134	—
Obligations of U.S. government agencies	1,991	679
Mortgage - backed securities	135	225
Other securities	100	200

Subtotal	2,360	1,104

Exempt from federal income taxes:
Obligations of state & political subdivisions	348	535
Other interest income	149	57

Total interest income	34,712	26,522

Interest expense
Money market accounts (including savings)	2,904	1,956
Time deposits of $100,000 or more	2,271	1,613
Other time deposits	4,067	2,627
Other borrowings	1,789	1,045
Subordinated debentures	508	345

Total interest expense	11,539	7,586

Net interest income	23,173	18,936
Provision for loan losses	525	60

Net interest income after provision for loan losses	22,648	18,876
Other noninterest income
Trust department income	330	302
Service charges on deposit accounts	1,475	1,286
Revenues from insurance agency	2,664	415
Net gain on sales of investment securities	13	337
Increase in cash value of bank owned life insurance	473	475
Net income from equity investment	53	102
Other income	1,174	711

Total other noninterest income	6,182	3,628

Other operating expenses
Salaries	7,520	5,327
Pension and other employee benefits	1,743	1,181
Net occupancy expense of bank premises	2,405	1,143
Furniture and equipment expense	1,364	907
Other expense	3,007	2,339

Total other operating expenses	16,039	10,897

Income before income taxes	12,791	11,607
Provision for income taxes	4,798	4,257

Net income	$7,993	$7,350

Basic earnings per share	$1.36	$1.24
Diluted earnings per share	$1.36	$1.24
Cash dividends declared	$0.18	$0.15
Weighted average shares outstanding	5,923,726	5,939,053
Comprehensive income	$7,616	$7,111

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares outstanding)

	Common Stock		Capital Surplus		Retained Earnings	Treasury Stock	Unearned Stock Awards		Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 12/31/2003	2,974,237	$4,480	$		$43,656	$(9,378)	$		$420	$39,178
Comprehensive income:
Net income					7,350					7,350
Other comprehensive loss , net of tax									(239)	(239)

Total comprehensive income										7,111
2-for-1 stock split	2,974,237	36		(36)
Change in par value		(4,444)		4,444
Cash dividends declared					(889)					(889)
Treasury stock purchases	(24,676)					(682)				(682)

Balance at 9/30/2004	5,923,798	$72		$4,408	$50,117	$(10,060)	$		$181	$44,718

Balance at 12/31/2004	5,923,726	$72		$4,408	$52,480	$(10,062)	$		$45	$46,943
Comprehensive income:
Net income					7,993					7,993
Other comprehensive loss, net of tax									(377)	(377)

Total comprehensive income										7,616
Cash dividends declared					(1,066)					(1,066)
Stock awards vested								12		12
Stock awards granted	(4,600)					114		(114)		—
Treasury stock purchases	4,600					(114)				(114)

Balance at 9/30/2005	5,923,726	$72		$4,408	$59,407	$(10,062)		$(102)	$(332)	$53,391

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$7,993	$7,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,271	773
Provision for loan losses	525	60
Net gain on sale of investment securities	(13)	(337)
Net increase in other liabilities	1,740	2,218
Net increase in other assets	(1,153)	(2,324)
Net increase in deferred taxes	(950)	(235)
Increase in cash surrender value of officers’ life insurance policies	(473)	(475)
Amortization of investment security premiums and accretion of discounts, net	(212)	(62)

Cash provided by operating activities	8,728	6,968
Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	3,185	2,462
Proceeds from calls, repayments and maturities of held to maturity	62	104
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	23,564	23,104
Proceeds from calls, repayments and maturities of held to maturity	457	283
Purchase of investment securities:
Available for sale	(91,057)	(25,430)
Held to maturity	(50)	—
Net redemptions of Federal Home Loan Bank stock	1,800	—
Loans made to customers, net	(81,825)	(93,383)
Purchase of premises and equipment	(4,569)	(2,539)
Acquisition of insurance agency	—	(1,037)

Cash used in investing activities	(148,433)	(96,436)
Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	70,215	54,397
Net increase in time deposits	119,902	13,096
Cash dividends paid	(1,007)	(862)
Net increase (decrease) in other borrowings	(37,500)	21,750
Purchase of treasury stock	(114)	(682)

Cash provided by financing activities	151,496	87,699

Net change in cash and cash equivalents	11,791	(1,769)
Cash and cash equivalents, beginning of period	9,633	14,765

Cash and cash equivalents, end of period	$21,424	$12,996

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$10,775	$7,477
Income taxes	5,190	4,281

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2005. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position and its results of operations for the periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Note 2 – Earnings Per Common Share

Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share, which reflect the potential dilution that could occur if dilutive stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common shares outstanding for the respective period.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Computation of per share income
(in thousands, except per share data)

Net income	$2,946	$2,642	$7,993	$7,350

Common equivalent shares:

Weighted average common shares outstanding	5,923,726	5,932,102	5,923,726	5,939,053
Weighted average common equivalent shares	305	—	98	—

Weighted average common and common equivalent shares	5,924,031	5,932,102	5,923,824	5,939,053

Basic earnings per share	$0.50	$0.45	$1.36	$1.24

Diluted earnings per share	$0.50	$0.45	$1.36	$1.24

Note 3 – Employee Benefits

During 2005, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three month and nine month comparative periods were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
401(K) Defined Contribution Plan	$36	$30	$106	$85
Employee Stock Ownership Plan	45	45	135	135

It is expected that the Bank’s costs for these two plans for the twelve months ending December 31, 2005 will be approximately $145 and $180, respectively. Bank of Smithtown also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The following table details the interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the comparable three and nine month periods.

	Interest Cost	Amortization Cost	Amortization of Net Gain	Total Expense
For the Three Months Ended
September 30, 2005	$5	$8	$2	$11
September 30, 2004	5	8	1	12
For the Nine Months Ended
September 30, 2005	$14	$24	$5	$33
September 30, 2004	15	24	4	35

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2004 and 2005, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary funding source. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank. The contributions accrued under this plan for the three and nine month periods were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Incentive Retirement Plan	$57	$60	$164	$158

The Bank has a similar supplemental life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary. At September 30, 2005 and 2004, the combined cash value of these insurance policies was $13,674 and $13,184. The Bank has also established a nontax qualified Deferred Compensation Plan for certain directors and executive officers. This group of employees defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Plan for the Chief Executive Officer. This plan is partially funded by a life insurance policy with a cash value at September 30, 2005 and 2004 of $3,741 and $3,580. The Bank’s expense for this plan for the comparable three and nine month periods were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Supplemental Executive Retirement Plan	$69	$23	$206	$23

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

Summary

Results of operation for the third quarter of 2005 were positive. Most significant during the quarter were the following statistics:

•	EPS growth over third quarter of 2004 equal to 11.11% and over the nine months ended September 30, 2004 equal to 9.68%

•	An increase in net interest income of $1,667 or 25.06% during the three months ending September 30, 2005 as compared to the same period in 2004

•	An increasing net interest margin to 4.45%

•	Loan and deposit growth for the quarter equal to 5.33% and 9.18%, respectively

•	A reduction in borrowings of $20,000 or 24.39%

Asset growth during third quarter of 2005 was 5.44%, primarily the result of deposit and corresponding loan growth. During the quarter, as the high pace of deposit growth continued, borrowings were paid down, new loans were funded and various investment securities were purchased. The balance of the deposit funds was temporarily invested in federal funds sold awaiting further loan closings. As was characteristic of the first six months of 2005, loan closings continued at a strong pace, drawdowns on construction loans increased , and loan payoffs remained high, but lower than experienced during the first six months of the year. Deposits increased by 9.18%, with the largest growth in time and money market accounts. Much of the deposit inflow resulted from the continued growth at our newest branch locations as well as from the Elite Money Market account and various certificate of deposit promotions. The Company’s year-to date efficiency ratio decreased from 56.08% at June 30 to 54.82% at September 30, 2005. This ratio continues to be higher than in the past, but is certainly on a downward slope. The higher level of the ratio has been due to the additional expenses associated with the Company’s growth. Three new branch openings during 2004 and 2005, the move to new corporate headquarters during the fourth quarter of 2004, and the full impact of the Seigerman Mulvey insurance agency acquisition during 2004 with its associated expenses have all contributed to this higher than normal efficiency ratio. Increasing efficiencies are expected to continue throughout the year as a result of both the single location of all support staff at the new headquarters as well as further integration of the insurance agency into the Bank. Capital remains strong at September 30, with regulatory ratios in the well capitalized level.

Comparison of Financial Position at September 30, 2005 and December 31, 2004

Total assets of the Company at September 30, 2005 and December 31, 2004 were $837,821 as compared to $677,003, an increase of 23.75%. The largest areas of growth during the nine month period on a percentage basis were in investment securities, bank premises and equipment and goodwill, respectively. Investment securities increased by 118.87%, premises and equipment by 21.46%, and goodwill by 366.24%. The growth in investment securities was funded by an increase in deposits of 36.97%. Loan growth during this period increased by 14.35% and continues to be the largest driver of asset growth on a dollar basis.

The composition of the loan portfolio at September 30, 2005 and December 31, 2004 remained relatively stable with a slight increase in construction lending and was as follows:

	September 30, 2005		December 31, 2004
Real estate loans
Construction	$162,508	24.87%	$120,204	21.06%
Residential	102,627	15.71	105,301	18.45
Commercial	346,715	53.06	302,281	52.95
Commercial and industrial	39,064	5.98	40,968	7.18
Consumer	2,195.33		1,893.33
Other loans	344.05		190.03
Unearned discount	(1,536)	—	(744)	—

	$651,917	100.00%	$570,093	100.00%

While loans past due 30 through 89 days increased to $8,228 as of September 30, 2005 from $61 as of December 31, 2004 they have decreased from $10,530 at June 30, 2005. There were no loans past due 90 days or more and still accruing at September 30, 2005 or December 31, 2004. Of the $8,228 in loans past due 30-89 days, the majority remains to be one loan to a borrower who continues to be delinquent on his mortgage. This one loan totals $7,378, the collateral for which consists of a leasehold mortgage on two six story office buildings located on Madison Avenue in New York City appraised at $11,800. While the loan is not at a 90 day delinquency status, the borrower remains in technical default under the lease. Progress has been made in satisfying the technical problems, but these problems have not yet been completely resolved. Prospects for resolution still appear to be very good. During the course of the third quarter an additional loan to the same borrower which was reported as 90 days or more past due as of June 30, 2005 was sold. The new loan to the new borrower was financed by the Bank. No losses were incurred by the Bank resulting from this sale and subsequent refinance. Nonaccrual loans at September 30, 2005 were $21 and $0 at December 31, 2004. The allowance for loan loss account at September 30, 2005 and December 31, 2004 was $5,346 and $4,912. The increase was the result of net chargeoffs of $91 and a provision for loan losses of $525. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At September 30, 2005 and December 31, 2004, the Bank’s ratio of the allowance for loan losses as a percentage of end of period loans was .82% and .86%, respectively. Based on various factors including asset quality, collateral and low loan to value ratios, management believes the allowance account to be adequate. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. Management has also set up a reserve for unfunded loan commitments and the balance in this account at third quarter end 2005 and year end 2004 was $523 and $474.

Investment securities increased by 118.87% from December 31, 2004 to September 30, 2005. The composition of the portfolio at these two dates was as follows:

	September 30, 2005	December 31, 2004
Securities available for sale
Obligations of U.S. government	$6,895	$—
Obligations of U.S. government agencies	87,409	30,192
Mortgage-backed securities	5,738	4,976
Obligations of state and political subdivisions	13,593	13,585
Other securities	1,998	3,005

Total securities available for sale	$115,633	$51,758

Held to maturity
Mortgage-backed securities	$105	$165
Obligations of state and political subdivisions	1,012	1,419

Total held to maturity	1,117	1,584

Total investment securities	$116,750	$53,342

As a result of the large growth in deposits during the first nine months of the year, the Bank channeled a substantial portion of these funds into higher yielding investment securities, rather than maintaining a very high federal funds position awaiting loan closings. A majority of the securities purchased were short term treasury and agency securities with a book value of $80,828 and an average weighted yield of 3.93%. The yield on the total investment portfolio at September 30, 2005 and December 31, 2004 was 4.04% and 4.55%, respectively. Restricted securities decreased from $5,555 to $3,755, a 32.40% reduction, resulting from the lower volume of Federal Home Loan Bank stock due to the significantly reduced borrowing position of the Bank from December 31, 2004 to September 30, 2005.

Bank premises and equipment increased from December 31, 2004 to September 30, 2005 by 21.46%, a result of the opening of our newest branch office in Port Washington which opened in April of this year. Renovations at our Hauppauge Route 111 location and construction costs at two of our newest branch offices, expected to open during early 2006, have also contributed to this increase. Other assets increased by 9.78%, primarily the result of the increase in goodwill. The first anniversary of the Bank’s ownership of the Seigerman Mulvey insurance agency was August 31, 2005. The Bank paid the sellers the first installment payment on the purchase price under a three year agreement, and this payment increased the goodwill on the Bank’s balance sheet.

On the liability side of the balance sheet, total deposits increased by 36.97% from year end 2004 to September 30, 2005. The composition of deposits was as follows:

	September 30, 2005	December 31, 2004
Demand (non interest bearing)	$107,993	$90,466
Money market	222,155	164,878
NOW	35,699	32,434
Savings	47,404	55,258
Time	291,180	171,278

Total deposits	$704,431	$514,314

The large increase in deposits was the result of various factors. The opening of the new corporate headquarters branch office and the Port Washington office contributed to the growth. The Bank also introduced a new Elite money market account earlier in the year, which pays a high, competitive interest rate for balances over $25 thousand. Various CD campaigns were also run during the early part of first quarter and again toward the end of the second quarter and third quarter in anticipation of future rate increases by the Federal Reserve Bank. Time deposits with maturities of one, two and five years sustained the largest growth in balances. Although the cost of deposits has increased from 2.08% at December 31, 2004 to 2.33% at September 30, 2005, these funds have been invested in higher yielding investment securities and loans.

Other borrowings decreased from $99,500 at December 31, 2004 to $62,000 at September 30, 2005. As deposits flowed into the Bank during the first weeks of the quarter, the overnight borrowings were paid down. During the third quarter of 2005, $5,000 of Federal Home Loan Bank advances matured and were paid off. At September 30, 2005, the $62,000 in outstanding term borrowings was comprised of eleven advances from the Federal Home Loan Bank with maturities ranging from January 2006 to March 2011. The weighted average maturity of these borrowings is 2 years 6 months. The weighted average rate of the borrowings is 3.55%.

Stockholders’ equity increased from $46,943 to $53,391, an increase of 13.74% from year end December 2004 to quarter end September 30, 2005. This growth was the result of dividends declared of $1,066, net income of $7,993, the decrease in accumulated other comprehensive income of $376 and the purchase of treasury stock to fund unearned stock awards of $102. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of September 30, 2005, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of September 30, 2005, the Company’s capital ratios were 10.42%, 9.52% and 7.74%, well above these minimum guidelines.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Net income for the three months ended September 30, 2005 and 2004 was $2,946 and $2,642, an increase of 11.51%. Net income has continued to increase for each of the three quarters of 2005. This increase from first to second to third quarter has been 14.86% and 9.19%. Total interest income increased by $3,390 or 36.41%. The largest growth in interest income over the two periods was interest on federal funds sold and interest on U.S. government agency securities, which increased by 239.53% and 193.17%, due to the significantly higher average balance of both asset accounts during 2005. Interest on loans increased by 31.80% during third quarter 2005 also a result of the increased portfolio balance. Interest income on the investment portfolio increased by 90.55% during third quarter 2005 as compared to third quarter 2004. The purchase of securities during the nine month period of 2005 resulted in this increased interest income. The yield on interest earning assets for the periods ending September 30, 2005 and 2004 was 6.76% and 6.18%.

Total interest expense increased by 64.82% for the three months ending September 30, 2005 as compared to the same period in 2004. This was a result of both an increase in volume and an increase in rate on deposits and borrowings during 2005. The largest increase in interest expense for the three month period was in expense of time deposits, resulting from an increased average balance of $268,199 as compared to $169,538 during third quarter 2004 as well as an increased cost of interest payments. The cost for this interest during third quarter 2005 was 3.55% as compared to 3.35% during the same period in 2004. Increased interest expense was also the result of the higher cost of interest payments on the subordinated debt during 2005 as compared to 2004. The next largest increase in interest expense was the cost of money market accounts. This increased interest expense resulted from the increased money market average balances and average rate paid during the third quarter of 2005 as compared to the same period in 2004. The average cost for money market accounts during third quarter 2005 was 2.10% as compared to 1.27% during the same period in 2004. The combination of significantly increased interest income along with less of an increased interest expense resulted in higher net interest income for the quarter. Net interest income was 25.06% higher for the third quarter of 2005 as compared to the same quarter in 2004. Based on our continuing review of the overall loan portfolio, and of the current asset quality of the portfolio, including the classification of loans through our internal review and classification process, a provision for loan losses of $300 was recorded during the third quarter of 2005 as compared to $60 for the same period in 2004. This provision maintains the allowance at an adequate level as determined through our internal analysis.

Other noninterest income increased by 43.06%, primarily the result of revenue received from the Bank of Smithtown Insurance Agency. As of August 31, 2004, the Bank acquired the Seigerman Mulvey agency and its gross revenue is now included as part of the Bank’s other income. This income totaled $916 for the third quarter of 2005. Revenue from the insurance agency for the single month of September 2004 when it was owned by the Bank was $415. Service charges on deposit accounts also increased this year as a result of a new Overdraft Honor program implemented in early February 2005. This program provides overdraft coverage for customers meeting certain requirements, and has been very successful in providing increased fee income. Other miscellaneous income also increased due to increased debit card fee income and loan fee income. Net income from the Bank’s equity investments during the third quarter of 2004 was comprised of two months of income from SMTB Financial Group LLC (“SMTB”), when its ownership was in the form of a joint venture and totalled 50%, in addition to three months of income from the Bank’s financial services subsidiary, and this income totaled $21. As a result of the purchase of Seigerman Mulvey as of August 31, 2004, only the financial services subsidiary remains as an equity investment, and this income for the third quarter of 2005 totaled $15. Other operating expenses increased by 40.57% as a result of various factors, almost all of which are related to the Bank’s continued growth. The largest increase in this category of expenses was in net occupancy expenses of bank premises. This increase was 145.40% over the comparable period in 2004, and was primarily the increased rental and overhead expenses as well as the construction costs of new branch and corporate headquarter facilities. The second largest increased category of non interest expense was furniture and equipment expense and it was 44.94% higher this quarter than the same quarter in 2004 and is also related to the increased branch network and new headquarters. Salary and benefit expenses increased for the three month period by a total of 35.93%. Increased staffing needs has gone along with the branch and corporate headquarter’s growth. The higher costs for group medical insurance, even with a portion of this increase passed along to employees, has caused the Bank’s expense to increase significantly. Other miscellaneous expenses also grew by 11.12%. These miscellaneous expenses are related to normal operating costs as well as operating expenses of Bank of Smithtown Insurance Agency. The major categories of increases included audit and accounting fees, ATM and debit card fees, legal fees and the provision for contingent liabilities. Earnings per share increased by 11.11% for the three month period ending September 30, 2005 as compared to the same period ending September 30, 2004.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

Net income for the nine months ended September 30, 2005 and 2004 was $7,993 and $7,350, an increase of 8.75%. Total interest income increased 30.88% over the two comparable periods, due in the majority to the increased federal funds income and investment security income. The average balance on outstanding loans for the nine month periods ended September 30, 2005 and 2004 increased by 16.38% and the average yield on these balances increased by 9.24% from 6.49% to 7.09%. Investment security average balances over the two nine month periods also increased by 68.60%, with the corresponding yield earned on these securities decreasing by 10.42%. Interest income on federal funds sold also increased during 2005 as a result of the greatly increased average balance. The large deposit inflow experienced during the first nine months of 2005 was responsible for the increase in earning assets as these funds were deployed into the three primary interest earning asset categories. During the first quarter , as loan growth was slower than it has been in the past several years, most of the deposit inflow was channeled into federal funds sold and short term investment securities. As loan volume regained much of its momentum during the second and third quarters of 2005, a larger portion of the deposit inflows were redeployed into these new loan originations.

Interest expense for the first nine months of 2005 was 52.11% higher than the expense of the comparable period in 2004. Again, this was due to the 25.24% increased average balance and 21.63% increased cost. The greatest increase in deposit expense for the first nine months of 2005 was in time deposits, which rose by 49.48%. The cost of other borrowings increased by 71.20% during 2005 resulting from the increased average outstanding balance of Federal Home Loan Bank advances. The cost of interest on the subordinated debt was also 47.25% higher during the nine months of 2005 as compared to 2004, due to the higher level of LIBOR, to which this borrowing cost is indexed.

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

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$80,721	$2,360	3.90%	$38,084	$1,103	3.86%
Nontaxable	14,612	526	4.80	18,461	811	5.86

Total investment securities	95,333	2,886	4.04	56,545	1,914	4.51

Loans	590,450	31,379	7.09	507,335	24,691	6.49
Federal funds sold	22,564	476	2.78	17,141	135	1.03
Restricted securities	3,890	147	5.06	1,956	55	3.76
Balances due from banks	107	2	2.61	356	2	0 75

Total interest-earning assets	712,344	34,890	6.53	583,333	26,797	6.13
Non-interest-earning assets	52,943			38,333

Total assets	$765,287			$621,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$85,548	$169	0.26%	$88,950	$309	0.46%
Money market	204,300	2,735	1.79	178,423	1,647	1.23
Time deposits	241,458	6,338	3.51	167,816	4,240	3.37

Total interest-bearing deposits	531,306	9,242	2.33	435,189	6,196	1.90
Other borrowings	68,529	1,789	3.49	41,560	1,045	3.36
Subordinated debt	11,000	508	6.08	11,000	345	4.12

Total interest-bearing liabilities	610,835	11,539	2.53	487,749	7,586	2.08
Non-interest bearing liabilities:
Demand deposits	100,144			91,359
Other liabilities	3,925			670

Total liabilities	714,904			579,778
Stockholders’ equity	50,383			41,888

Total liabilities & stockholders equity	$765,287			$621,666

Net interest income/interest rate spread		$23,351	4.00%		$19,211	4.05%

Net earning assets/net yield on average interest earning assets	$101,509		4.36%	$95,584		4.39%

Other noninterest income for the first nine months of 2005 increased by 70.40% due primarily to the gross revenue from Seigerman Mulvey. Service charge income on deposit accounts has increased by 14.70% to date in 2005 due in a large part to the Overdraft Honor program. Other operating expenses also increased during the first nine months of 2005 over the same period in 2004 due primarily to the growth of the Bank. These additional expenses are related to the new corporate headquarters, and the openings of the Motor Parkway and Port Washington branches during 2005 as well as the Miller Place branch office opened during the fourth quarter of 2004. As brick and mortar have increased, additional expenses related to new staff hirings have been incurred. Salary and benefit expenses have risen as a result of the growth in branch locations of the Bank. Other miscellaneous expenses increased by 28.56%, predominantly a result of the Seigerman Mulvey acquisition and its related operating costs. Also contributing to the increase, based on our continuing review of the overall loan portfolio and of the current asset quality of the portfolio, including the classification of loans through our internal review and classification process, a provision for loan losses of $525 was recorded for the first nine months of 2005 as compared to $60 for the same period in 2004. This provision maintains the allowance at an adequate level as determined through our internal analysis. Earnings per share for the first six months of 2005 were 9.68% higher than the comparable period in 2004. Return on average assets for the 2005 and 2004 periods was 1.39% and 1.58% respectively, primarily reduced due to the significantly increased asset base.

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at September 30, 2005 was strong due to the high levels of unpledged marketable securities available for sale, and unused lines of credit from correspondent banks. In addition to these sources of liquidity, additional borrowing potential from the Federal Home Loan Bank at September 30, 2005 was $78,648.

On September 30, 2005 total loan commitments outstanding were $186,775, of which $107,296 represented available lines on funded loans, and $6,477 represented letters of credit. At December 31, 2004 these commitments totaled $129,366 with available lines of $71,238 and letters of credit of $8,503.

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

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest earning assets. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis. The last simulation model was prepared as of August 31, 2005 and was modeled on a 100 downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of August 31, 2005 and May 31, 2005. The 100 basis point upward interest rate shift was not performed in the May 31 simulation due to the then current interest rate environment. In the future all comparable periods will be tested.

(in thousands)

Change In Interest Rates In Basis Points (Rate Shock)	As of August 31, 2005 Potential Change In Net Interest Income		As of May 31, 2005 Potential Change In Net Interest Income
	$ Change	% Change	$ Change	% Change
Up 200 basis points	2,148	6.17	1,650	4.92
Up 100 basis points	1,481	4.26	—	—
Static	—	—	—	—
Down 100 basis points	28	0.08	(1,184)	(3.53)

Item 4.-Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

November 7, 2005

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and Treasurer