Form 10-K
period 2005-12-31
SMITHTOWN BANCORP INC
filed 2006-03-14
CIK 747345

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer |_| Accelerated  filer |X|  Non-accelerated  filer
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                             Number of Shares Outstanding
   Class of Common Stock                          as of March 1, 2006
   ---------------------                     ----------------------------

      $0.01 Par Value                                  5,923,726

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
nonaffiliates as of June 30, 2005 was approximately $123,492,726.

                       DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on April 20, 2006 are incorporated herein by reference into Part III.

(Amounts in thousands, except share and per share data)

                                     Part I

Item 1: Description of Business

Smithtown Bancorp, Inc. ("Registrant" or "Company") is a New York State registered bank holding company with one wholly owned subsidiary, Bank of Smithtown ("Bank"). The Registrant was organized as a New York business corporation and was incorporated under the laws of New York State in 1984. At the direction of the Board of Directors, pursuant to a plan of reorganization, the former shareholders of the Bank became the shareholders of the Company. Since commencing business in 1984, the Company has functioned primarily as holder of all of the Bank's common stock. In October 1999, the Bank and Seigerman-Mulvey Co., Inc. entered into a joint venture, SMTB Financial Group, LLC, for the purpose of selling insurance products and services and offering financial investment services to employees and customers of the Bank. In April 2001, the Bank established a new corporation, Bank of Smithtown Insurance Agency, for the purpose of accepting commission payments from Essex National Securities and Essex National Insurance Agency. These commissions were generated through a program called "Investors Marketplace." The program, which was designed by a large group of community bankers, offers tax deferred annuities and mutual funds. During 2005, the Bank filed for a change of name for this subsidiary to Bank of Smithtown Financial Services, Inc.. Effective February, 2006, the source of the agency's commissions will be Great American Advisors. In August 2004, the Bank purchased all of the stock of Seigerman-Mulvey Co., Inc. As a wholly-owned subsidiary of the Bank, conducting business in East Setauket, NY, Seigerman-Mulvey Co., Inc., provides business and personal insurance products as well as financial products and services. Following the Bank's acquisition of Seigerman-Mulvey Co., Inc., SMTB Financial Group, LLC, ceased operation. During 2005, the Bank also filed for a change of name for Seigerman-Mulvey Co., Inc., which is now known as Bank of Smithtown Insurance Agents and Brokers, Inc. ("Agency"). During the fourth quarter of 2005, the Bank began efforts toward the formation of an additional subsidiary, BOS Preferred Funding Corporation. This subsidiary is a real estate investment trust, and is being formed as a vehicle for capital enhancement for the Bank. Upon its formation, which occurred during the first quarter of 2006, the corporation will hold a majority of the consumer and commercial real estate loans of the Bank.

At present, the Registrant does not own or lease any property and has no paid employees. The Registrant uses the Bank's office space and employees without separate payment. Corporate headquarters are located at 100 Motor Parkway, Hauppauge, New York 11788.

The Bank engages in a complete range of commercial and consumer banking services as well as trust services, including demand, savings and time deposits accepted from consumers, businesses and municipalities located primarily within Suffolk and Nassau Counties, Long Island, NY. These deposits, along with funds generated from operations and other borrowings are invested in 1.) residential and commercial mortgages, 2.) construction and land loans, 3.) secured and unsecured commercial loans, 4.) secured and unsecured consumer loans, 5.) U.S. government treasury and agency securities, obligations of state and political subdivisions and FNMA, FHLMC, FHLB, and GNMA mortgage-backed securities. The Bank also offers merchant credit and debit card processing, safe deposit boxes, online banking including bill pay, telephone banking, automated teller machines, and individual retirement accounts. Through its financial services subsidiary, Bank of Smithtown Financial Services Inc., the Bank offers tax deferred annuities and mutual funds. Through its insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., the Bank offers a full line of commercial and personal insurance products, as well as financial services. For the years ended December 31, 2005, 2004 and 2003, the Bank's primary source of income has been interest income received on loans, and it represents 77.50%, 81.32% and 79.96% of total revenue. As the Bank services a wide range of customers, there is no dependence upon any single customer, the loss of which would have a material adverse effect on its business.

The Bank employs a total of 179 full-time equivalent individuals on a full and part time basis, including the employees of its subsidiaries.

The Bank's primary market area extends along the north shore of Long Island, now including both Nassau and Suffolk Counties, principally from Port Washington to Wading River. All of the Bank's current thirteen branch offices are located within this region, as are the majority of the consumers and businesses whom it serves. As part of the Bank's continued growth plans to serve a wider geographical customer base, five additional leases have been signed for branch locations in Nesconset, Deer Park, East Setauket, Bohemia and Coram. The first three mentioned leases are slated for opening during 2007. Two new branch offices are currently scheduled for opening during 2006; the first during the third quarter in Bohemia and the second during the fourth quarter in Coram. Within the Bank's primary market area, the majority of businesses are considered small businesses, and lending tends to be concentrated within health services, technology, insurance, real estate, and construction industries as well as small professional businesses.

Loans are extended for purposes such as medical offices, golf courses, storage facilities and residential housing developments. During the past four years, the Bank has also provided commercial and residential real estate lending services within the five boroughs of New York City. These loans have been extended for various purposes including multi family housing, parking garages, and mixed use office and retail space. Of the total real estate loan portfolio of $656,640, mortgage and construction loans to businesses within New York City total $261,510. Bank of Smithtown Insurance Agents and Brokers, Inc. provides insurance and financial services to a wide range of consumer and business customers, who reside primarily on Long Island and the metropolitan area, thus adding a synergy between the two businesses. Insurance products are also provided nationally by the Agency, but to a much lesser degree. Bank of Smithtown Financial Services, Inc. serves consumers located primarily within the Bank's market area.

All of the business lines engaged in by the Bank and its subsidiaries are of a highly competitive nature. The Bank faces competitive pressures from community banks located within its market area, as well as regional and super-regional banks in the same area. These competitive pressures can affect the pricing of bank deposit and loan products, as well as the costs of providing bank services. Competition results from other commercial banks, savings banks, credit unions and financial service providers such as investment and insurance companies.

The Registrant, the Bank and its subsidiaries report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxes. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses from the sale of available for sale securities are treated as ordinary income rather than capital gains or losses. Additionally, the Company can exclude 100% of the dividend income it receives from its subsidiary as they are all members of the same affiliated group. The Bank is subject to New York State Franchise Tax on Banking Corporations based on certain criteria. The taxation of income is similar to federal taxable income subject to certain modifications.

Regulation and Supervision

The Bank maintains a New York State charter and as such is subject to supervision, examination and regulation by the New York State Banking Department. The Bank is also a member of the Federal Reserve System and therefore is also subject to regulation, examination and supervision by the Federal Reserve Bank of New York. Smithtown Bancorp, Inc. is subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to the rules and regulations under the BHCA. The statutory rules and regulations enforced by the Bank's regulatory agencies relate to deposit insurance, minimum capital requirements, allowable investments, lending limits, payments of dividends, and various consumer protection laws. Any change in such laws and regulations, whether by the New York State Banking Department, the Federal Reserve Bank, the FDIC or through legislation, could have a material adverse impact on the Bank and the Company and their operations and shareholders. The Registrant is additionally under the supervision and regulation of the Securities and Exchange Commission ("SEC"). Access to any materials filed with the Securities and Exchange Commission is available at the SEC Public Reference Room, 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements filed by the Registrant.

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

The Company has adopted a Code of Ethics, which applies to all directors, officers and employees. This Code is distributed to and signed by all directors and staff members annually, and is maintained in the Bank's Human Resource Department. The Code contains Whistleblower provisions adopted by the Registrant and its subsidiary. Stockholders may request a copy of the Code of Ethics by contacting Smithtown Bancorp, Inc., 100 Motor Parkway, Suite 160, Hauppauge NY 11788 (631) 360-9398, Deborah McElroy, Director of Human Resources.

Item 1A: Risk Factors

Concentration of loan portfolio

The Bank generally invests a large proportion of its assets in loans secured by commercial and residential real estate properties. A downturn in real estate values and economic conditions on Long Island and New York City could have a significant impact on the value of collateral securing the loans as well as the ability for the repayment of loans. See a further discussion in "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Loans".

Changes in Interest Rates Could Affect Profitability

The ability to earn a profit, as is the case for most financial institutions, depends in large part on net interest income, which is the difference between interest income that the Bank earns on its interest-bearing assets, such as loans and investments, and the interest expense that the Bank incurs on its interest-bearing liabilities, such as deposits and borrowings. The Bank's profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates. A sustained decrease in market interest rates could adversely affect earnings. When interest rates decline, borrowers may refinance existing loans. Funds received by the Bank as a result of these refinancings would be reinvested at lower rates. Additionally, funds received on matured investment securities may be reinvested in lower yielding instruments. In a period of rising interest rates, the rates paid on interest bearing deposits could rise more rapidly than the rates earned on interest earning assets.

Geographic Location

The Bank's market area is located along the north shore of Long Island, from Port Washington to Wading River. Its customer base also includes the five boroughs of New York City. Competition in the banking and financial services industry is intense. The profitability of the Bank depends on its continued ability to successfully compete. The Bank competes with commercial banks, credit unions, savings banks, insurance companies and brokerage and investment banking firms. Many of the Bank's competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide.

The Loss of Key Personnel Could Impair the Bank's Future Success

The Bank's future success depends in part on the continued service of its executive officers, other members of key management, and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees. The loss of services of key personnel could have an adverse effect on the Bank's business.

Highly Regulated Environment

The Bank is subject to extensive regulation, supervision and examination by the New York State Banking Department, the Federal Reserve Bank and the SEC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer. Recently regulators have intensified their focus on the USA PATRIOT Act's anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas, the Bank has been required to adopt new policies and procedures and to install new systems. The Bank cannot be certain that the policies, procedures and systems in place are flawless and there is no assurance that in every instance the Bank is in full compliance with these requirements. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on operations.

Item 1B: Unresolved Staff Comments

None

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

17 Bank Avenue                                184 North Belle Mead Road
Smithtown, New York 11787                     East Setauket, New York 11733

The Bank occupies the following locations under lease agreements:

Commack Office                                Kings Park Office
2020 Jericho Turnpike                         14 Park Drive
Commack, New York 11725                       Kings Park, New York 11754

Centereach Office                             Lake Grove Office
1919 Middle Country Road                      2921 Middle Country Road
Centereach, New York 11720                    Lake Grove, New York 11755

Northport Office                              Rocky Point Office
836 Fort Salonga Road                         293 Route 25A
Northport, New York 11768                     Rocky Point, New York 11778

Wading River Office                           Miller Place Office
6241 Route 25A                                347  Route 25A
Wading River, New York 11792                  Miller Place, New York  11764

Corporate Headquarters Office and Branch      Port Washington Office
100 Motor Parkway, Suites 160 and 118         61 Old Shore Road
Hauppauge, New York 11788                     Port Washington, New York  11050

The Bank has signed leases at 3460 Veterans Highway, Bohemia, New York 11716, 1830 Route 112, Coram, New York 11727, Commack Road, Deer Park, New York 11729, 4032 Nesconset Highway, East Setauket, New York 11733 and 465 Smithtown Blvd., Nesconset, New York 11767 for branch office space. The first two branches are expected to open during the third quarter and fourth quarter of 2006, and the last three during 2007.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2005 to a vote of the Registrant's stockholders through the solicitation of proxies or otherwise.

                                     Part II

Item 5: Market for Common Equity and Related Stockholder Matters

Management is not necessarily aware of the price for every transaction of Company stock. The following charts show the prices for the transactions of which management is aware. All per share data have been adjusted to reflect the May 2004 two-for-one stock split.

                                                ------------Per Share----------
                                                -------------------------------
                                                                        Cash
                                                                       Dividend
                                                  High      Low        Declared
                                                  ----      ---        --------
    2005
      First quarter                             $ 28.32   $ 27.48       $ 0.06
      Second quarter                              24.61     23.70         0.06
      Third quarter                               26.89     26.30         0.06
      Fourth quarter                              29.79     28.93         0.06
                                                                        ------
           Total cash dividends declared                                $ 0.24
                                                                        ======

                                               ------------Per Share----------
                                               -------------------------------
                                                                       Cash
                                                                      Dividend
                                                High        Low       Declared
                                                ----        ---       --------
    2004
      First quarter                            $ 33.84    $ 20.47      $ 0.05
      Second quarter                             40.54      30.90        0.05
      Third quarter                              40.60      24.86        0.05
      Fourth quarter                             34.75      24.96        0.05
                                                                       ------

           Total cash dividends declared                               $ 0.20
                                                                       ======

At December 31, 2005, the Company had approximately 637 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various banks and brokers and its stock is traded on NASDAQ under the symbol "SMTB."

Item 6: Selected Financial Data

Consolidated Balance Sheets

                                              ------------------------As of December 31,----------------------
                                                                      ------------------
                                                2005          2004          2003          2002          2001
                                                ----          ----          ----          ----          ----
Total cash and cash equivalents               $ 13,467      $  9,633      $ 14,765      $ 10,692      $ 10,952

Investment securities available for sale       115,091        51,758        57,285        55,248        62,719

Investment securities held to maturity           1,101         1,584         1,993         2,962         4,591

Restricted investment securities                 6,338         5,555         2,162         2,634         2,174

Loans, net                                     692,457       565,181       454,870       354,104       278,648

Cash value of bank-owned life insurance         17,575        16,942        16,288        10,891         9,759

Total assets                                   878,282       677,003       565,085       451,803       380,221

Total deposits                                 696,925       514,314       481,331       377,920       311,942

Securities sold under agreements to
repurchase                                          --            --            --            --         4,000

Other borrowings                               107,949        99,500        31,000        38,000        35,750

Subordinated debt                               11,000        11,000        11,000            --            --

Total stockholders' equity                      55,850        46,943        39,178        33,944        26,999

Consolidated Statements of Income

                                             -------------------------Year ended December 31,------------------------------
                                                                      -----------------------
                                                 2005             2004             2003             2002             2001
                                                 ----            ----             ----             ----             ----

Total interest income                        $   48,623       $   36,530       $   30,170       $   27,560       $   25,224

Total interest expense                           16,652           10,347            7,691            7,410            9,389
                                             ----------       ----------       ----------       ----------       ----------

Net interest income                              31,971           26,183           22,479           20,150           15,835

Provision for loan losses                         1,200              196              763            1,020              990
                                             ----------       ----------       ----------       ----------       ----------

Net interest income after provision for
  loan losses                                    30,771           25,987           21,716           19,130           14,845

Total other noninterest income                    8,190            5,417            4,079            4,052            3,629

Total other operating expenses                   21,140           15,418          11 ,435          10 ,813           9 ,026
                                             ----------       ----------       ----------       ----------       ----------

Income before income taxes                       17,821           15,986           14,360           12,369            9,448

Provision for income taxes                        6,755            5,975            5,261           4 ,327           3 ,376
                                             ----------       ----------       ----------       ----------       ----------

Net income                                   $   11,066       $   10,011       $    9,099       $    8,042       $    6,072
                                             ==========       ==========       ==========       ==========       ==========

Supplementary Information

                                                 2005             2004             2003             2002             2001
                                                 ----             ----             ----             ----             ----
Per share data:

Basic and diluted net income                 $     1.88       $     1.69       $     1.51       $     1.31       $     0.98
Stockholders' equity                               9.43             7.92             6.59             5.57             4.39

Dividends declared:

Cash dividends per share                           0.24             0.20             0.18             0.15             0.13
Cash dividends declared                           1,422            1,186            1,083              920              805

Yearend data:

Total trust assets                               92,054           89,724           86,734           74,161           80,709
Number of shares outstanding                      5,924            5,924            5,948            6,095            6,157

Net income to:
  Total income                                    19.48%           23.87%           26.57%           25.44%           21.05%
  Average total assets                             1.41             1.58             1.80             1.89             1.74
  Average stockholders' equity                    21.48            23.37            24.74            26.31            24.59
Average stockholders' equity to
  average assets                                   6.55             6.75             7.28             7.19             7.07
Dividend payout ratio                             12.85            11.86            11.90            11.45            13.26

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words "believe," "anticipate," "project," "estimate," "expect," "will be," "will continue," "will likely result," or similar expressions. The Company's ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiary are discussed under the heading "Risk Factors" in Item 1A herein. Other factors that could have a material adverse effect on the operation of the Company and its subsidiary include, but are not limited to, changes in: general economic conditions, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company's operations, pricing, products, and services. The factors included under Item 1A and here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's performance.

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

Summary

Smithtown Bancorp, Inc., is a holding company formed in 1984, engaged primarily in commercial banking through its wholly owned subsidiary, Bank of Smithtown. The Bank offers a full array of consumer and commercial deposit and lending products and services through its thirteen branch offices and its online banking site. The Bank also provides insurance and financial products through its two wholly owned subsidiaries, Bank of Smithtown Insurance Agents and Brokers, Inc. and Bank of Smithtown Financial Services, Inc. For the following discussion, the consolidated entity is referred to as the Company and the Bank and its subsidiaries are referred to as the Bank. There were several significant factors that affected the Company's financial condition and results of operations during 2005. The discussion of these factors should be read in conjunction with the accompanying financial statements.

The Company's earnings per share for 2005 was $1.88 as compared to $1.69 for 2004, an increase of 11.24%. As the weighted average number of outstanding shares only decreased by 11,484 shares from 2004 to 2005, this increase in earnings per share is almost exclusively the result of increased earnings. The growth in earnings was primarily the result of an increased loan volume of $128,328 or 22.51%. Loan growth was typically slower during the first quarter of the year, characteristic of one of the primary types of lending engaged in by the Bank. As inclement winter weather tends to slow the construction industry, net loan growth was only $5,843 for the first three months of the year. Customer refinancings with other banks also remained at a high level during the first quarter of 2005 which contributed to the slower growth in the portfolio. During the second quarter of the year, construction returned to its prior high level, and the Bank's net loan growth significantly increased by $42,277. This level of growth was maintained during the remainder of the year with an additional increase of $80,238. Due to the short term nature of construction loans, originations required to sustain this high growth are nearly triple the net growth. Construction projects are typically completed in a nine to twelve month period, at which point the loan is paid and permanent financing is required. The Company's results of operations can be significantly affected by general economic conditions, particularly its ability to increase loan volume through construction lending if market interest rates continue to rise. As this segment of the Bank's loan portfolio must be replaced every nine to twelve months, if the construction industry were to slow due to rising interest rates, Bank originations could be significantly reduced. In order to mitigate this risk, the Bank has begun increasing its volume of longer term, permanent real estate financing. The highly competitive nature of this business is another significant factor that could potentially affect the Company's results of operations. As a lower rate of interest may need to be accepted for this type of credit due to strong competitive bidding, the Bank's net interest margin could be further reduced. During 2005, the Bank's margin decreased from 4.47% to 4.39%. As compared to its peers, this decrease was small, and in fact was entirely sustained during the first quarter of the year. Each quarter thereafter, net interest margin actually increased from 4.29% at March 31 to 4.39% at December 31, 2005. Overall, the increasing rate environment of 2005 was beneficial to the Bank's increasing loan volume, as the average monthly yield on the portfolio increased from 6.82% for January to 7.71% for December. Average yield on loans for the year was 7.22% during 2005 as compared to 6.54% during 2004.

Significant loan growth was achieved during 2005 with no compromise to strict underwriting standards or high asset quality. These achievements were witnessed by the continued low level of nonperforming loans and minimal net charge-offs. Nonperforming loans at year end 2005 and 2004 were $47 and $0. One loan which was internally classified by management during 2004 is now in the 30 through 89 day past due category. This $7,293 loan consists of a leasehold mortgage on property on Madison Avenue in New York City that is appraised at $11,800. Although the loan remains a concern to management, improvements in cash flow, delinquency and technical issues are expected during 2006.

During 2005, the positive impact on earnings from the growth in the loan portfolio was partially due to the Bank's ability to provide most of the lower cost funding for these loans through internally generated deposits. Wholesale borrowings were required only at year end. As loan growth was very strong during the fourth quarter and deposit runoff typical at year end was repeated, the Bank turned to the wholesale market to fund the new loan originations. During 2005 deposits grew by $182,611 or 35.51%. The Bank was able to achieve this record growth through various channels, one of which was through its three newest branch offices. $61,306 of this total growth was originated at the Miller Place, Motor Parkway and Port Washington branches. Deposit growth, similar to loan growth, is also affected by external interest rate movements and strong competitive pressures. Both of these factors played an important role in the Company's results of operations during 2005. Of the total deposit growth of $182,611, demand deposits grew by only $5,362 or 5.93%, money market accounts by $52,508 or 31.85% and time deposits by $135,525 or 79.13%. NOW accounts and savings accounts decreased in volume by $10,784 or 12.30%. The Bank ran several time deposit promotions during the year in an effort to provide some of the additional funding for the projected loan growth. The timing of the acquisition of these deposits was primarily during the first quarter. It was this $61,062 increase in time deposits that was largely responsible for the 18 basis point decline in net interest margin during the first quarter. Although these time deposits resulted in compression of the Bank's interest margin, management was still able to provide this funding at rates lower than Federal Home Loan Bank advance rates. Due to increasing market rates, the margin compression that could have negatively impacted the Bank's net income for the remainder of the year was actually mitigated by maturing long term certificates of deposit that were renewed and repriced at lower rates. The record growth in deposits during 2005 was also achieved through the introduction of the Elite money market account in February. This account provides high rates of interest for balances over $25 thousand. As liquidity is demanded by consumers during a rising rate environment, this product was very successful in attracting new deposits, and also served as a source of funding that was at a lower cost than the rate offered for comparable borrowings. Growth in demand deposits was small by comparison to time deposits and money markets and was the only deposit goal set by management that was not achieved. Competitive pressures for a "commodity" product have been and remain extremely strong. Free checking is commonplace to all banks, and the "driver" for consumer movement of a checking account from one institution to another is often beyond the control of the acquiring bank. Demand deposit growth remains one of the Bank's largest challenges for 2006. With economic conditions remaining positive in both the Long Island and the metropolitan area marketplace, and the building industry continuing to prosper, the Company's outlook for continued asset growth is positive. The liability side of the balance sheet, particularly the sources for funding this asset growth, remains the Company's greatest challenge.

Growth in the Bank's investment portfolio also tempered margin compression during 2005. As the timing of growth in the loan portfolio and deposit portfolio were not always perfectly matched, deposited funds were invested in short term US government agency securities and municipal securities, offering a higher than federal funds rate of interest. A total of $90,866 in new securities were purchased during 2005, comprised of $78,796 of US government agency securities, $6,821 of mortgage-backed securities and $5,249 of municipal securities. The weighted average maturity of these purchased securities was 6.5 years. These securities also provided the Bank with the collateral necessary for acceptance of local municipal deposits.

2005 was another successful year for the Company, with record earnings for the eleventh consecutive year. Return on equity was 21.48%, the ninth consecutive year for a return to shareholders over 20%. However, significant challenges lie ahead for the Company. Growth in deposits, particularly demand deposits, will remain difficult. With slower demand deposit growth, and free checking accounts as the most popular demand vehicle, maintaining fee income from service charges becomes difficult. Interest bearing deposit acquisition, while not as difficult to achieve as demand deposit acquisition, can place extreme pressure on net interest margin. Based on the uncertainty of actions to be taken by the new Federal Reserve Chairman during 2006, any further rate increases could have a material impact on the cost for these deposits. As longer term borrowings mature during the coming years, the rates at which they are renewed could be significantly higher than the current rates paid. The current weighted average rate on all long term borrowings from the Federal Home Loan Bank is 3.58% with a weighted average term of twenty seven months. The average rate offered by the Federal Home Loan Bank in January 2006 for twenty four month borrowings is 4.86%. This uncertainty in forward interest rates, as well as the unusual yield curve, places additional pressures on net income. The Company continues to meet these challenges in various ways, one of which is by expanding its franchise. Two new branch offices were opened during 2005. Plans for the opening of two additional branch offices in 2006 plus three new offices in 2007 continue to increase the geographical footprint of the Company. Development of new products to increase fee income also assists in maintaining strong earnings despite the preponderance of free checking. The Overdraft Honor program was very successful toward this effort during 2005. This product provides the consumer with coverage of overdrafts up to a predetermined level, yet provides the Bank with significant dollars of new fee income. The third way of meeting these challenges has been and will continue to be through strong asset liability management, with interest rate modeling and other analytical tools to ensure profit maximization within acceptable limits of risk.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing under Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", an Amendment of SFAS Statements No. 5 and 15, and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an Amendment of SFAS Statement No. 114. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan's observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan's observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans. At December 31, 2005, management believes the allowance for loan losses has been established and maintained at a level adequate to reflect the probable incurred losses in the Bank's loan portfolio.

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

The Company's principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2005 were limited to $27,904 which represented the Bank's 2005 retained net income and the net undivided profits from the previous two years. The dividends received from the Bank are used primarily for dividends to the shareholders, and also for interest payments on the subordinated debt. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank's objective in asset liability management is to match the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is a primary function of management and is reviewed on an ongoing basis. The Chief Executive Officer, all Executive Vice Presidents, the Vice President of Retail and the Comptroller serve on the Asset Liability Management Committee. Historically, the Bank has relied on its deposit base as its principal source of funding. However, in recent years, various sources of funding have become available to the Bank, in increasing magnitudes. These additional sources may be more attractive to the Bank at different times based on market interest rates and other competitive factors. During the fourth quarter of 2004 competitive pricing of deposits was often "irrational" and actually higher than the rates available through wholesale funding. At that point, management made the decision to use this wholesale funding to temporarily fund new loan originations. Management views all sources of funding as acceptable, and makes decisions as to which sources are more advantageous at the time of need. The discriminate use of different sources of funding at different points in time has contributed to higher interest margins and overall net income for the Bank during 2004 and 2005. At December 31, 2005 the Bank had the ability to borrow on aggregate, unsecured lines of credit of $23,000 with unaffiliated correspondent banks. None of this credit was outstanding at year end, and therefore all $23,000 was available for use. The Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. At December 31, 2005, $54,614 of these funds was available yet for borrowing. At yearend 2005, due to the combination of strong loan growth and deposit runoff typical for the Bank at this time of the year, borrowings reached their highest point for the entire year and amounted to $107,949. This level was completely within the guidelines of safety and soundness. As has also been typical for the Company in prior years, the level of deposits from December 31, 2005 to January 31, 2006 increased by $47,999, and the level of borrowings decreased significantly.

The following table represents management's expectations regarding the estimated cash flow of interest bearing assets and liabilities as of December 31, 2005. This table has been derived based on internal data and management's assumptions, and not necessarily the contractual terms for repayment or redemption. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, changes in market interest rates that are not matched by the Company, early withdrawals of deposits and competition. Therefore, this information does not reflect the effect of repricing rights or the impact of repricing on interest income or expense. The following significant assumptions were used in developing the following tables: a.) time deposits reflect contractual maturities, b.) money market accounts are rate sensitive and accordingly, all accounts have been included as withdrawable within the first two years and c.) savings and NOW accounts are not as rate sensitive to withdrawal as money market accounts so a significant percentage of these accounts are reflected in the more than 1 to 5 years category. These assumptions are based on management's historical analysis of market interest rates and levels of the Company's deposits over the past ten years.

                                                     Over                             Over
                                                    Three    Over Six                 One
                                                    Months    Months       Total      Year
                                         Three     Through   Through      Within    Through       Over
                                        Months       Six       One         One        Five        Five
                           Revolving    Or less     Months     Year        Year      Years        Years       Other        Total
                           ---------    -------     ------     ----        ----      -----        -----       -----        -----
Assets:
 Investments               $     --    $ 21,828    $ 1,941    $14,673    $ 38,442    $ 56,553    $21,197    $      --     $ 116,192
 Federal funds sold             360          --         --         --         360          --         --           --           360
 Loans:
   Installment                1,999      23,200      2,368      2,326      29,893       4,326      2,016           --        36,235
   Real estate and
    commercial              194,315      54,965      1,156     17,555     267,991     340,084     55,821           --       663,896
 Cash and due from
    banks                        73          --         --         --          73          --         --       13,034        13,107
 Bank premises &
    equipment                    --          --         --         --          --          --         --       18,446        18,446
 Other assets                    --          --         --         --          --          --         --       37,720        37,720
 Allowance for
   loan losses                   --          --         --         --          --          --         --       (5,964)       (5,964)
 Deferred loan fees              --          --         --         --          --          --         --       (1,710)       (1,710)
                           --------    --------    -------    -------    --------    --------    -------    ---------     ---------

         Total             $196,747    $ 99,993    $ 5,465    $34,554    $336,759    $400,963    $79,034    $  61,526     $ 878,282
                           ========    ========    =======    =======    ========    ========    =======    =========     =========

Liabilities and
Stockholders' Equity:
 Savings                   $     --    $  2,274    $ 2,274    $ 4,548    $  9,096    $ 18,192    $18,193    $      --     $  45,481
 Money market                    --      27,173     27,173     54,347     108,693     108,693         --           --       217,386
 NOW                             --       1,571      1,571      3,143       6,285      12,571     12,571           --        31,427
 Time deposits of
   $100,000 or more              --      28,832      5,550     22,521      56,903      61,879         --           --       118,782
 Other time deposits             --      28,784     11,426     40,595      80,805     107,216         --           --       188,021
 Demand deposits                 --          --         --         --          --          --         --       95,828        95,828
 Other borrowings            43,949      12,000         --      2,000      57,949      45,000      5,000           --       107,949
 Subordinated debt               --          --         --         --          --          --     11,000           --        11,000
 Other liabilities               --          --         --         --          --          --         --        6,558         6,558
 Stockholders' equity            --          --         --         --          --          --         --       55,850        55,850
                           --------    --------    -------    -------    --------    --------    -------    ---------     ---------

         Total             $ 43,949    $100,634    $47,994    $27,154    $319,731    $353,551    $46,764    $ 158,236     $ 878,282
                           ========    ========    =======    =======    ========    ========    =======    =========     =========

                                                      Over          Over                     Over
                                                      Three         Six                      One
                                                     Months        Months       Total        Year
                                         Three       Through      Through       Within     Through      Over
                                        Months         Six          One          One         Five       Five
                           Revolving    Or less       Months        Year         Year       Years       Years       Other    Total
                           ---------    -------       ------        ----         ----       -----       -----       -----    -----
Cash flow gap per period   $ 152,798   $    (641)   $ (42,529)   $ (92,600)   $  17,028   $  47,412   $ 32,270   $ (96,710)  $
                           =========   =========    =========    =========    =========   =========   ========   =========   ======

Cash flow gap to total
assets (%)                     17.40%      (0.07)%      (4.84)%     (10.54)%       1.94%       5.40%      3.67%         --%      --%

Cumulative cash flow
gap                        $ 152,798   $ 152,157    $ 109,628    $  17,028    $  17,028   $  64,440   $ 96,710   $      --   $
                           =========   =========    =========    =========    =========   =========   ========   =========   ======

Cumulative cash flow gap
to total assets (%)            17.40%      17.32%       12.48%        1.94%        1.94%       7.34%     11.01%         --%      --%

Analysis of Net Interest Income
2005 vs. 2004

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expense on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

As has been discussed in prior sections, the Bank's net interest margin decreased by eight basis points during 2005, resulting primarily from the increased cost of time deposits and money market accounts, as well as borrowings. The Bank has been able to take advantage of the increasing interest rate environment by repricing its loan portfolio to higher rates. 32.84% of the Bank's loan portfolio is immediately repriceable and tied to the prime rate. 89.80% of the real estate portfolio is adjustable and tied to various US treasury rates. The upward repricing of these loans has mitigated the pressure placed on margin by the higher cost of interest bearing deposits.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Interest income on investment securities is shown on a tax-equivalent basis. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields.

                                            -------------2005-----------  --------------2004------------  -------------2003---------
                                            ----------------------------  ------------------------------  --------------------------
                                            Average              Average  Average                Average  Average            Average
                                            Balance    Interest    Rate   Balance     Interest     Rate   Balance   Interest   Rate
                                            -------    --------    ----   -------     --------     ----   -------   --------   ----
ASSETS
Interest-earning assets:
  Investment securities:
    Taxable                                 $ 86,517   $  3,398    3.93%  $ 37,910    $  1,504     3.97%  $ 39,168  $  1,764   4.50%
    Nontaxable                                14,663        728    4.96     18,030       1,040     5.77     20,455     1,306   6.39
                                            --------   --------           --------    --------            --------  --------
    Total investment securities              101,180      4,126    4.08     55,940       2,544     4.55     59,623     3,070   5.15
  Total loans                                609,703     44,029    7.22    521,642      34,113     6.54    396,946    27,386   6.90
  Federal funds sold                          17,688        507    2.87     13,054         140     1.07      9,021        91   1.01
  Other interest-earning assets                4,038        208    5.15      3,223          86     2.67      2,460        67   2.72
                                            --------   --------           --------    --------            --------  --------
    Total interest-earning assets            732,609     48,870    6.67    593,859      36,883     6.21    468,050    30,614   6.54
Noninterest-earning assets                    53,607                        40,952                          36,849
                                            --------                      --------                        --------
Total assets                                $786,216                      $634,811                        $504,899
                                            ========                      ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities:
  Savings deposits (including NOW)          $ 84,359   $    234    0.28%  $ 88,784    $    367     0.41%  $ 78,802  $    297   0.38%
  Money market accounts                      208,424      4,114    1.97    179,498       2,230     1.24    145,191     1,680   1.16
  Time deposits                              256,333      9,149    3.57    167,086       5,678     3.40    114,634     4,211   3.67
                                            --------   --------           --------    --------            --------  --------
  Total interest-bearing deposits            549,116     13,497    2.46    435,368       8,275     1.90    338,627     6,188   1.83
  Other borrowings                            69,084      2,449    3.54     49,794       1,587     3.19     38,039     1,367   3.59
  Subordinated debt                           11,000        706    6.42     11,000         485     4.41      2,953       137   4.64
                                            --------   --------           --------    --------            --------  --------
Total interest-bearing liabilities           629,200     16,652    2.65    496,162      10,347     2.08    379,619     7,692   2.03
                                            --------   --------                       --------                      --------

 Noninterest-bearing liabilities:
  Demand deposits                            101,289                        92,724                          85,770
  Other liabilities                            4,220                         3,085                           2,728
                                            --------                      --------                        --------
Total liabilities                            734,709                       591,971                         468,117
Stockholders' equity                          51,507                        42,840                          36,782
                                            --------                      --------                        --------
Total liabilities and stockholders'
 equity                                     $786,216                      $634,811                        $504,899
                                            ========                      ========                        ========

Net interest income/interest rate spread               $ 32,218    4.02%              $ 26,536     4.12%            $ 22,922   4.51%
                                                       ========    ====               ========     ====             ========   ====

Net earning assets/net yield on average
 interest-earning assets                    $103,409               4.39%  $ 97,697                 4.47%  $ 88,431             4.90%
                                            ========               ====   ========                 ====   ========             ====

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

Rate Volume Relationships of Interest Margin on Interest Earning Assets and Interest Bearing Liabilities

                                      ---------------2005/2004-------------     --------------2004/2003---------------
                                                     ---------                                ---------
                                               Increase (Decrease)                      Increase (Decrease)
                                                 Due to change in                        Due to change in
                                                                      Net                                       Net
                                        Volume         Rate         Change       Volume         Rate          Change
                                        ------         ----         ------       ------         ----          ------
Interest income:
Investment securities:
Taxable                               $   1,919     $     (25)    $   1,894     $     (53)    $    (207)    $    (260)
Nontaxable                                 (181)         (131)         (312)         (147)         (119)         (266)
                                      ---------     ---------     ---------     ---------     ---------     ---------
Total investment securities               1,738          (156)        1,582          (200)         (326)         (526)
Total loans                               6,059         3,857         9,916         8,379        (1,652)        6,727
Federal funds sold                           91           276           367            42             7            49
Other interest-earning assets                32            91           123            21            (2)           19
                                      ---------     ---------     ---------     ---------     ---------     ---------
Total interest-earning assets             7,920         4,068        11,988         8,242        (1,973)        6,269

Interest expense:
Savings deposits (including NOW)            (15)         (118)         (133)           39            31            70
Money market accounts                       465         1,419         1,884           412           138           550
Time deposits                             3,109           362         3,471         1,855          (388)        1,467
                                      ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing deposits           3,559         1,663         5,222         2,306          (219)        2,087

Other borrowings                            649           213           862           399          (179)          220
Subordinated debt                            --           221           221           364           (16)          348
                                      ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing liabilities        4,208         2,097         6,305         3,069          (414)        2,655
                                      ---------     ---------     ---------     ---------     ---------     ---------
Changes in interest margin            $   3,712     $   1,971     $   5,683     $   5,173     $  (1,559)    $   3,614
                                      =========     =========     =========     =========     =========     =========

For 2005 vs. 2004

Net interest income, on a tax equivalent basis, increased by $5,683 or 21.41% from 2004 to 2005. As can be seen from the above table, this was due to a combination of an increased volume variance of $3,712 and increased interest rate variance of $1,971.

Variances in Volume

During 2005, the average volume of investment securities increased by $45,240, as excess funds collected early in the year were employed in securities yielding a higher rate of interest than federal funds. A majority of these new securities were US government agency securities with maturities of less than five years. The largest increase in the Company's balance sheet was in the loan portfolio. This average balance increased from 2004 to 2005 by $88,061. Within the loan portfolio, the greatest increase was in real estate loans, which grew by over $50,000 in average balances. Within the real estate portfolio, loans to finance land acquisition and construction loans increased by the greatest percentages. Commercial mortgages decreased slightly in volume due to refinancing activity, to limitations placed upon the Bank relative to legal lending limits, and to intense competitive pricing pressures. On the liability side of the balance sheet, average interest earning deposit volume increased by $113,748 or 26.13%. The greatest increase within deposit balances was in time deposits. The Bank ran several certificate of deposit promotions throughout the year, at rates lower than comparable Federal Home Loan Bank advance rates, and was very successful in attracting new customers. These accounts as well as Elite money market accounts were the primary drivers of deposit acquisition during 2005. The addition of the three newest branch offices also significantly increased the breadth of the Bank's customer base. The average balance increase in demand deposits for 2005 was $8,565 or 9.24%. While not as strong an increase as management would like to have seen this year, demand deposit acquisition and retention will become a priority goal during 2006. The Bank's use of borrowed funds, primarily in the form of term advances from the Federal Home Loan Bank, increased during 2005 by $19,290. Twenty million dollars of borrowings were originated during the last two months of 2004, as the pricing of interest bearing deposits was very high. At that point in time, management made the decision to turn to the wholesale markets for loan funding rather than pay the higher rates on deposit accounts. These additional borrowings at yearend 2004 were responsible for the increased average balances of 2005. Throughout the majority of 2005 the Bank relied on its own internal deposit generation to fund new loan originations. Stockholder's equity increased during 2005 as a result of strong earnings, and this growth resulted in a very strong return on average equity of 21.48%.

Variances in Rate

The increase in short term interest rates resulting from eight Federal Reserve Bank rate increases during 2005 was responsible for the upward movement in rate variance. A majority of the Bank's loan portfolio is adjustable with 32.84% indexed to the prime rate. These immediately repriceable loans were in large part responsible for the increase in yield of 68 basis points on the portfolio during 2005. Investment yields did not fare as well, as new purchases added to the portfolio carried lower yields than currently held securities. These new purchases were predominantly short term issues, as term extension carried no benefit in the flat yield curve environment of 2005. The average yield on federal funds sold increased by 180 basis points over the corresponding yield in 2004. This large increase in average yield in combination with a smaller increase in average balances produced a 262.14% increase in income. Overall, the yield on interest earning assets increased by 7.41% during 2005. Costs for deposits also increased, with the largest increase in interest on money market accounts. This was due to the Elite money market account which bears a high rate of interest for balances of $10,000 or more. The product was very successful in attracting additional deposits. Although there was some cannibalization from lower paying money market accounts and savings accounts, overall the balances raised from the product were new funds to the Bank, and were lower cost than overnight borrowings and short term advances. The increase in average cost of deposit accounts was 56 basis points from 2004 to 2005. The average rate on borrowings also increased during 2005 by 35 basis points. The addition of four advances from the Federal Home Loan Bank totaling twenty million dollars at year end 2004 was responsible for this increase. The total increase in interest expense for the Company's subordinated debt was due to the increase in average rate. This increase amounted to 201 basis points for the year 2005 over 2004. The total effect of the increases in average rates and volumes during 2005 was increased net interest income and slightly decreased net interest margin, due primarily to the significant growth in the Bank's loan portfolio.

For 2004 vs. 2003

Net interest income, on a tax equivalent basis, increased by $3,614 or 15.77% from 2003 to 2004. As can be seen from the above table, this is due to a combination of an increased volume variance of $5,172 and decreased interest rate variance of $1,558.

Variances in Volume

Average balances of investment securities decreased in volume from 2003 to 2004 as $19,000 in securities with call features were redeemed by the issuers, and $13,093 of available for sale securities were sold in order to re-invest these funds into higher yielding loans. The average balance of loans increased by $124,696 or 31.41% from year end 2003 to year end 2004. The increase in the portfolio was predominantly in real estate loans, which increased in average balance by 18.72%. Commercial and industrial loans increased by a lesser amount in average balance of 12.33%. Federal funds sold increased significantly in average balance from 2003 to 2004. This was the result of the mismatch in timing of new deposit acquisition and new loan originations. A large volume of new deposits were collected during the first half of 2004, but new loan originations were much stronger during the last half of the year. Average deposit balances grew significantly during 2004, with the greatest increase in time deposits. The average balance of time deposits represented 31.64% of the total deposit portfolio at December 31, 2004, as compared to 27.01% at December 31, 2003. Money market accounts also grew from 2003 to 2004. The average balance of these deposits increased by 23.63% from yearend 2003 to yearend 2004. Other borrowings increased in average balance from $38,039 to $49,794 from December 31, 2003 to the same date in 2004.

Variances in Rate

Net interest margin decreased from 4.90% in 2003 to 4.47% in 2004, due to a combination of factors. On the asset side of the balance sheet, loan yields decreased from 6.90% to 6.54%, due to a high level of refinancings, which were replaced by loans carrying lower rates of interest. The yield on investment securities decreased from 5.15% to 4.55% resulting from the sale of higher yielding securities also replaced with lower yielding instruments. The total yield on interest earning assets declined from 6.54% to 6.21%. Interest expense on deposit accounts increased by 33.73% from 2003 to 2004, due to the slight increase in rate from 1.83% to 1.90% and the large increase in volume of time deposits and money market accounts. The rate paid for wholesale borrowings decreased by forty basis points during 2004. The rate paid for the subordinated debt also decreased by twenty three basis points in 2004. The increased expense for this debt during 2004 was due to the full year of outstanding balance as compared to three months of balance in 2003.

Loans

The Bank's loan portfolio consists primarily of real estate loans secured by residential and commercial properties located within the Bank's market area as well as within the five boroughs of New York City. Loan growth remained strong during 2005. The portfolio grew by $129,291 over the 2004 level, representing an increase of 22.65%. The largest area of growth during 2005 was in land and construction loans. These loans typically provide the interim financing needs of builders during the construction stage of their project. The second largest area of growth in the portfolio was in the commercial real estate sector. These loans are of a longer term nature, and represent the permanent financing needs after construction is complete. These two segments of the Bank's loan portfolio grew in total by $113,077 or 66.63%. Real estate lending continued to be the Bank's primary focus and strength for 2005 and will be for the coming year. The Bank's experience as to strong performance, low delinquencies, and minimal charge-offs provide the basis for continuation in real estate lending. This can be seen from the segmentation of the portfolio which remained stable from 2004 to 2005, with real estate loans comprising 93.79% and 92.46%, respectively. Concentration risk is mitigated by geographical and industry diversification, as well as sound, conservative underwriting standards and periodic credit review performed by a prior regulatory examiner.

The following table sets forth the major classifications of loans:

                         -----------2005------   ---------2004------   --------2003------    -------2002-------   -------2001-------
                                    ----                  ----                 ----                -----                 ----
Real estate loans,
  construction             $178,510     25.50%   $120,204     21.06%   $ 74,753     16.26%   $ 63,774    17.81%   $ 35,186    12.47%
Real estate loans,
  other:
  Commercial                357,053     51.00     302,281     52.95     259,126     56.37     179,090    50.00     145,255    51.49
  Residential               120,512     17.21     105,302     18.45      84,873     18.46      85,001    23.73      73,902    26.20
  Agricultural                  565      0.08          --        --          --        --          --       --          --       --
Commercial and
  industrial loans           41,854      5.98      40,968      7.18      39,228      8.53      26,830     7.49      24,651     8.74
Loans to individuals
  for household, family
  and other personal
  expenditures                1,126      0.16       1,894      0.33       1,383      0.30       2,976     0.83       2,822     1.00
All other loans
  (including
  overdrafts)                   511      0.07         190      0.03         315      0.08         500     0.14         273     0.10
                           --------    ------    --------    ------    --------    ------    --------   ------    --------   ------
  Total loans              $700,131    100.00%   $570,839    100.00%   $459,678    100.00%   $358,171   100.00%   $282,089   100.00%
                           ========    ======    ========    ======    ========    ======    ========   ======    ========   ======

Total non-performing loans at December 31, 2005 and 2004 were $47 and $0. Loans past due 30-89 days at these same points in time were $7,490 and $61, respectively. The $7,490 of past due loans this yearend is comprised of two loans, one of which although not past due last year end, was internally classified by management. This $7,293 loan has been in delinquent status since the end of the first quarter of 2005. This property is two adjacent six story office buildings located on Madison Avenue in New York City, and was last appraised at $11,800. The Bank holds a collateral interest in a leasehold mortgage on these buildings. The landlord remains in technical default under his lease. Currently, the Bank has begun efforts to cure the defaults using funds that are in escrow in the Bank. The borrower has been cooperative with the Bank with respect to loan payments, and although in the short term payment difficulties may continue, management fully expects the loan to be substantially improved during 2006. Last year end this same borrower was the principal in two additional New York City properties for which the Bank held mortgages. Both of these properties were sold during 2005 with no loss to the Bank. The second loan included in the $7,490 of past due loans is a commercial loan for $195 and as of the date of this report has become current. The remaining $2 in this category represents checking account overdrafts past due more than 30 days. Total internally classified loans, made up of non-performing and past due loans as well as loans which management deems to be potentially troublesome at December 31, 2005 and 2004 amounted to $8,055 and $8,689, respectively, the majority of which has been the $7,293 loan discussed above. Management expects satisfactory resolution of all of these classified loans.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 2005:

                                                                          After One
                                                              Within       Year but      After
                                                               One       Within Five     Five
Fixed rate loans                                               Year         Years        Years          Total
                                                               ----         -----        -----          -----
   Commercial (and all other loans including overdrafts)    $      878    $    3,196    $    1,405    $    5,479

Variable rate loans

   Commercial (and all other loans including overdrafts)        30,067        10,659         2,685        43,411
   Real estate-construction                                     46,740         8,968         1,073        56,781
                                                            ----------    ----------    ----------    ----------

      Total                                                 $   77,685    $   22,823    $    5,163    $  105,671
                                                            ==========    ==========    ==========    ==========

Analysis of the Allowance for Loan Losses

The allowance for loan losses at December 31, 2005 and 2004 was $5,964 and $4,912. The change in the allowance account is comprised of net charge-offs of $148 and a provision for loan losses of $1,200. Based on specific reserves for internally classified loans and multiple factors including historical experience and current economic conditions, management feels the level of the allowance for the loan losses provides adequate coverage.

Currently, the Bank's reserve ratio (the allowance for loan losses as a percentage of end of period loans) is .85%. At December 31, 2004 this same ratio stood at .86%. This level of reserves is adequate due to the quality of the portfolio, and is within the range of peer group banks.

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

The following tables describe the activity in the allowance for loan losses account for the following years ended:

                                                           2005           2004          2003         2002           2001
                                                           ----           ----          ----         ----           ----
Allowance for loan losses at beginning of period      $   4,912      $   4,761     $   3,946    $   3,092      $   2,501
Loans charged off:
      Commercial                                             82            159            77          200            455
      Real estate                                            --             22            --           --             --
      Consumer                                              162             --             2           18             28
                                                      ---------      ---------     ---------    ---------      ---------
Total loans charged off                                     244            181            79          218            483

Recoveries on amounts previously charged off:
      Commercial                                             52            186           109           19             30
      Real estate                                            10              4            14           26             27
      Consumer                                               34             10             8            7             27
                                                      ---------      ---------     ---------    ---------      ---------
Total recoveries                                             96            200           131           52             84
                                                      ---------      ---------     ---------    ---------      ---------

Net (charge-offs) recoveries                               (148)            19            52         (166)          (399)

Reclassification to allowance for contingent
 liabilities                                                 --            (64)           --           --             --

Current year's provision for loan losses                  1,200            196           763        1,020            990
                                                      ---------      ---------     ---------    ---------      ---------

Allowance for loan losses at end of period            $   5,964      $   4,912     $   4,761    $   3,946      $   3,092
                                                      =========      =========     =========    =========      =========

                                                           2005           2004          2003         2002           2001
                                                           ----           ----          ----         ----           ----
Total loans:
Average loans, net                                    $ 604,537      $ 516,715     $ 392,638    $ 320,727      $ 252,312
End of period (net of unearned discount)                698,421        570,093       459,630      358,050        281,739

Ratios:
Net (charge-offs) recoveries to:
 Average loans                                            (0.02)%        0.004%         0.01%       (0.05)%        (0.16)%
 Loans at end of period                                   (0.02)         0.003          0.01        (0.05)         (0.14)
 Allowance for loan losses                                (2.48)          0.39          1.09        (4.21)        (12.90)
 Provision for loan losses                               (12.33)          9.69          6.82       (16.27)        (40.30)
 Last year's charge-offs to this year's recoveries      (188.54)         39.50        166.41       928.85         471.43
Allowance for loan losses at year end to:
 Average loans (net of unearned discount)                  0.99           0.95          1.21         1.23           1.23
 End of period loans (net of unearned discount)            0.85           0.86          1.04         1.10           1.10

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio. The level of unallocated reserves was arrived at after an in depth analysis of the unique characteristics of the Company's portfolio. Factors such as the the high growth rate of the portfolio over the past several years, the historical performance of the portfolio including delinquencies, net charge-off ratios, and the level of nonperforming loans have been considered in determining the level of unallocated reserves. Additional factors including local economic conditions, loan concentrations, and experience level of lending staff all contribute to the final determination of the unallocated portion of the allowance.

                            2005                2004               2003                2002               2001
                            ----                ----               ----                ----               ----
                                  %                   %                   %                  %                    %
                                Loans               Loans               Loans              Loans                Loans
                                  To                 To                  To                 To                    To
                      Amount    Total     Amount    Total     Amount    Total     Amount   Total      Amount    Total
                      ------    -----     ------    -----     ------    -----     ------   -----      ------    -----
Commercial            $  474      6.0%    $  474      7.2%    $  924      8.5%    $  749      7.5%    $  556      8.7%
Real estate            4,893     93.8      3,812     92.4      3,354     91.1      2,692     91.5      1,997     90.2
Consumer and other        19      0.2          6      0.4         25       .4         20      1.0         31      1.1
Unallocated              578       --        620       --        458       --        485       --        508       --
                      ------    -----     ------    -----     ------    -----     ------    -----     ------    -----

    Total             $5,964    100.0%    $4,912    100.0%    $4,761    100.0%    $3,946    100.0%    $3,092    100.0%
                      ======    =====     ======    =====     ======    =====     ======    =====     ======    =====

The following table shows the Bank's nonaccrual and contractually past due loans:

                                           -----------------As of December 31,---------------------
                                                            -----------------
                                             2005        2004        2003        2002        2001
                                             ----        ----        ----        ----        ----
Accruing loans past due 90 days or more    $     --    $     --    $     --    $    187    $     --
Nonaccrual loans                                 47          --          --       1,712         631
                                           --------    --------    --------    --------    --------

    Total                                  $     47    $     --    $     --    $  1,899    $    631
                                           ========    ========    ========    ========    ========

For 2005 and 2004, the difference between interest income on nonaccrual loans and income that would have been recognized at original contractual rates and terms was $4 and $2.

Securities

During 2005, total securities increased by $62,850. Purchases included the obligations of U.S. Treasury and Agency securities, mortgage backed securities and municipal securities. All purchases were added to the available for sale portfolio. The Bank also invested $1,000 in the Senior Housing Crime Prevention Foundation, Inc. as part of its ongoing community reinvestment commitment. The investment was used to improve the security and well-being of the residents of a rehabilitation and nursing home located in Smithtown, NY.

The following schedule presents the estimated fair value for securities available for sale and the amortized cost for investment securities held to maturity as detailed in the Company's balance sheets as of December 31, 2005, 2004, and 2003.

                                                           2005         2004          2003
                                                           ----         ----          ----
Securities available for sale
    Obligations of  U.S. treasury                      $    6,896    $       --    $       --
    Obligations of U.S. government agencies                84,602        30,192        25,095
    Mortgage-backed securities                              8,080         4,976         8,120
    Obligations of state and political subdivisions        13,523        13,585        17,746
    Other securities                                        1,990         3,005         6,324
                                                       ----------    ----------    ----------

       Total securities available for sale             $  115,091    $   51,758    $   57,285
                                                       ==========    ==========    ==========

Securities held to maturity
    Mortgage-backed securities                         $       89    $      165    $      293
    Obligations of state and political subdivisions         1,012         1,419         1,700
                                                       ----------    ----------    ----------

       Total securities held to maturity               $    1,101    $    1,584    $    1,993
                                                       ==========    ==========    ==========

The following table presents the amortized costs and estimated fair values of securities by contractual maturity at December 31, 2005:

                                                                                                     Weighted      Weighted
                                                                                   Estimated          Average       Average
                                                               Amortized Cost      Fair Value          Yield       Maturity
                                                               --------------      ----------          -----       --------
Investment securities available for sale
Obligations of U.S. treasury
    Within 1 year                                                 $    6,950       $    6,896          3.54%
                                                                  ----------       ----------
    Total obligations of U.S. government                               6,950            6,896          3.54           0.76

Obligations of U.S. government agencies:
    Within 1 year                                                      2,994            2,985          3.44
    After 1 year, but within 5 years                                  58,823           58,204          3.89
    After 5 years, but within 10 years                                23,739           23,413          4.39
                                                                  ----------       ----------
    Total obligations of U.S. government agencies                     85,556           84,602          4.01           3.96
Mortgage-backed securities:
    After 10 years                                                     8,083            8,080          4.73
                                                                  ----------       ----------
      Total mortgage-backed securities                                 8,083            8,080          4.73          27.03
Obligations of state and political subdivisions:
    Within 1 year                                                      2,245            2,237          3.61
    After 1 year, but within 5 years                                   5,217            5,179          2.81
    After 5 years, but within 10 years                                 1,842            1,853          4.23
    After 10 years                                                     4,251            4,254          4.72
                                                                  ----------       ----------
      Total obligations of state and political subdivisions           13,555           13,523          3.74           7.91
Other securities:
    After 10 years                                                     2,000            1,990          4.29
                                                                  ----------       ----------
      Total other securities                                           2,000            1,990          4.29          45.00
                                                                  ----------       ----------

        Total investment securities available for sale            $  116,144       $  115,091          4.01%          6.54
                                                                  ==========       ==========          ====

                                                                                                    Weighted    Weighted
                                                                                      Estimated      Average    Average
                                                                   Amortized Cost     Fair Value     Yield      Maturity
                                                                   --------------     ----------     -----      --------
Investment securities held to maturity
Mortgage-backed securities:
    After 1 year, but within 5 years                                 $       89       $      108
                                                                     ----------       ----------
       Total mortgage-backed securities                                      89              108      6.45%       2.33
Obligations of state and political subdivisions:
    Within 1 year                                                           703              712      5.11
    After 1 year, but within 5 years                                        289              295      4.96
    After 5 years, but within 10 years                                       20               20      3.75
                                                                     ----------       ----------
      Total obligations of state and political subdivisions               1,012            1,027      5.04        0.85
                                                                     ----------       ----------

       Total investment securities held to maturity                  $    1,101       $    1,135      5.16%       0.97
                                                                     ==========       ==========      ====

Obligations of U.S. government agencies, mortgage-backed securities, and obligations of state and political subdivisions having an amortized cost of $42,172 and an estimated fair value of $42,298 were pledged to secure public deposits, treasury tax and loan deposits, and advances.

Deposits & Other Borrowings

Total deposits increased by $182,611 or 35.51% from yearend 2004 to yearend 2005. The largest segment of the portfolio remains time deposits and represents 44.02% and 33.30% of total deposits as of December 31, 2005 and 2004, respectively. The large increase in this segment resulted from various certificate of deposit promotions run during the year. The next largest segment of the deposit portfolio is money market accounts. These accounts comprise 31.19% and 32.06% of total deposits. Due to the introduction of the Elite money market account during 2005, this segment of the portfolio increased by 31.85%. Money market accounts proved to be a less costly alternative for funding asset growth during 2005 than certificates of deposit. Demand deposits represent 13.75% and 17.59% of total deposits at yearend 2005 and 2004, respectively. Growth in demand deposits was 5.93% for the year. In conjunction with expanding the Company's franchise with two new branch openings, management has begun exploring additional avenues for demand acquisition during 2006.

At December 31, 2005, the remaining maturities of the Bank's time deposits in amounts of $100,000 or greater were as follows:

     3 months or less                                           $  28,832
     Over 3 through 6 months                                        5,550
     Over 6 through 12 months                                      22,521
     Over 12 months                                                61,879
                                                                ---------
        Total                                                   $ 118,782
                                                                =========

During 2005, borrowings increased from $99,500 to $107,949. These borrowings are in the form of 12 advances and an overnight line of credit drawdown of $43,949 from the Federal Home Loan Bank of New York.

A description of the borrowings is detailed below:

Description                     Rate          Type      Maturity        Amount
-----------                     ----          ----      --------        ------
Overnight Line of Credit       4.300%        Fixed     01/03/2006    $  43,949
Advance                        4.360         Fixed     01/06/2006        2,000
Advance                        2.040         Fixed     01/17/2006       10,000
Advance                        2.950         Fixed     09/18/2006        2,000
Advance                        2.690         Fixed     01/09/2007       10,000
Advance                        3.670         Fixed     09/17/2007        5,000
Advance                        3.630         Fixed     12/10/2007        5,000
Advance                        4.080         Fixed     12/01/2007        5,000
Advance                        4.060         Fixed     12/30/2008        5,000
Advance                        4.935         Fixed     01/15/2009        5,000
Advance                        4.290         Fixed     11/30/2009        5,000
Advance                        4.050         Fixed     12/09/2009        5,000
Advance                        4.690         Fixed     03/14/2011        5,000
                                                                     ---------
         Total                                                       $ 107,949
                                                                     =========

The weighted average interest rate for the advances was 3.55% during 2005 as compared to 3.11% in 2004. The average maturity for these borrowings was 2.25 years. The underlying collateral for Federal Home Loan Bank borrowings is comprised of U.S. government agency securities, mortgage-backed securities and residential and commercial real estate loans. At December 31, 2005, available collateral at Federal Home Loan Bank was $52,614. The Bank also has unsecured lines of credit with its correspondent banks. These unused lines of credit totaled $23,000 at year end 2005.

The following table details the Bank's borrowed funds at December 31.

                                                  2005       2004         2003
                                                  ----       ----         ----

Advances from FHLBNY
Maximum month-end balance during the year        $107,949   $ 98,000   $ 44,300
Average balance during the year                    69,076     48,720     38,169
Weighted average interest rate during the year       3.55%      3.11%      3.49%
Weighted average interest rate at yearend            3.87       3.50       3.84

Federal Funds Purchased
Maximum month-end balance during the year        $      *   $  7,200        $ *
Average balance during the year                         8         28         22
Weighted average interest rate during the year          *%      2.50%          %
Weighted average interest rate at yearend               *       2.50          *

* not meaningful

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

Stockholders' Equity

Stockholders' equity increased by 18.97% from yearend 2004 to yearend 2005. This was primarily the result of net income of $11,066, dividends declared of $1,422, a reduction in other comprehensive income of $646 and unearned stock awards of $91. During 2005, the Company approved a restricted stock plan for certain directors and executive officers. Under the provisions of the Plan, stock awards are made to the recipients based on an amount determined by the Compensation
Committee each year. The awards vest to the participants over a five year period, with 20% of the award becoming vested each year. As the stock awards are earned each year, stockholders' equity is increased by the value of these vested shares. During 2004, the Company declared a two-for-one stock split; the fourth split in six years. The book value of the Company's shares at December 31, 2005 and 2004 was $9.43 and $7.92, respectively. Basic and diluted earnings per share for the same two periods was $1.88 and $1.69, respectively.

The Company's capital management plan is to maintain capital levels that meet regulatory standards. The Company has exceeded these levels for 2005. If the current level of capital along with future retained earnings does not adequately allow the Company to meet its growth plans for 2006, it has the ability to issue additional common stock and/or trust preferred securities.

The Company had returns on average equity of 21.48%, 23.37%, and 24.74%, and returns on average assets of 1.41%, 1.58%, and 1.80% for the years ended December 31, 2005, 2004, and 2003, respectively.

Off-Balance Sheet Items and Contractual Obligations

The following tables disclose contractual obligations and commercial commitments of the Company as of December 31, 2005.

                                         Total        1 Year      1 - 3 Years   4 - 5 Years     5 Years
                                         -----        ------      -----------   -----------     -------
FHLB advances                         $  107,949    $   57,949    $   30,000    $   15,000    $    5,000
Subordinated debt                         11,000            --            --            --        11,000
Lease obligations                         14,788         1,392         2,956         3,055         7,385
Certificates of deposit                  306,803       138,267       109,760        58,776            --
                                      ----------    ----------    ----------    ----------    ----------
Total contractual cash obligations    $  440,540    $  197,608    $  142,716    $   76,831    $   23,385
                                      ==========    ==========    ==========    ==========    ==========

Letters of credit                     $    8,508    $    6,366    $    2,142    $       --    $       --
Other loan commitments                   204,670       149,154        37,764            --        17,752
                                      ----------    ----------    ----------    ----------    ----------
Total commercial commitments          $  213,178    $  155,520    $   39,906    $       --    $   17,752
                                      ==========    ==========    ==========    ==========    ==========

The Bank had the ability to borrow on unsecured lines of credit up to $23,000 at December 31, 2005. Unused lines at year end totaled $23,000.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank.

Recent Accounting Pronouncements

For discussion regarding the impact of new accounting standards, refer to Note A of Notes to Consolidated Financial Statements.

Non-Interest Income, Non-Interest Expense and Income Taxes
For 2005 vs. 2004

Noninterest income is comprised of income from operations of the Company, excluding interest income. The two largest contributors to noninterest income during 2005 and 2004 were service charge income from depositors, and revenues from the Agency. The Agency was acquired by the Bank as of August 31, 2004. During 2005, the revenues from the insurance agency became the largest source of the Bank's noninterest income. 2005 was the first full year of operation for the Bank's newly acquired subsidiary, and the results were very positive. Gross revenues from the Agency during 2005 and for the four months of 2004 were $3,458 and $1,155, respectively. Net income from the Agency was $669 and $258 for the same two period ends. As the Agency has become more fully integrated into the Bank, the two entities have served as sources of referrals for each other, and additional synergies between the two have been identified. Providing various types of insurance to many of our loan customers, particularly those in the construction industry, has allowed the Bank to offer them a complete package of products. As the integration between the two affiliates continues, it is expected that additional cost savings to both companies will also be recognized. Service charge income on deposit accounts increased by $293 during 2005, despite the continued growth of free checking products. This increase was due to the Platinum Overdraft product that was added in February 2005. This new product increased the Bank's overdraft fee income by approximately 35% over 2004 income. An additional source of noninterest income for the Bank was the gain on cash value of bank owned life insurance policies. The total cash value of these insurance policies at December 31, 2005 was $17,575 as compared to $16,942 at December 31, 2004. The insurance polices were purchased to provide for tax-free income to fund the accrual of various benefit plans for certain officers and directors. This gain of $633 has offset the majority of the cost for these benefits. Income from operations of the Bank's trust department remained stable from 2004 to 2005, and represented 5.42% of total non-interest income for 2005. Assets under management for the trust department at year end 2005 and 2004 were $92,054 and $89,724. Miscellaneous other noninterest income totaled $1,574 and $911 for 2005 and 2004, respectively. The largest component of this category represented loan fee income, and it increased from $386 in 2004 to $914 in 2005. This increase was due to the fee income generated from short term loans originated during the year.

Total noninterest expense for 2005 and 2004 was $21,140 and $15,418, an increase of 37.11% during 2005. These expenses represent operating expenses of the Company, and the largest components of these expenses are salary and benefit expense and occupancy expense. During 2005, salary and benefit expenses, in total, increased by 30.16%. One full year of the expenses of the Agency is partially responsible for the increase. The Company's contribution to its pension plan remained stable at $180 for both 2004 and 2005. The cost of medical insurance for the Bank's employees increased by 10.3% during 2005. Although the staff contributes 30% of the cost for this insurance, the additional 70% paid for by the Bank contributed to the increase in operating expenses. Salary expense also increased from 2004 to 2005, partially due to the increased number of employees needed to staff the additional branches, to provide quality service to an increasing number of customers, and to manage the additional assets acquired during the year. Net occupancy expense increased from 2004 to 2005 by 85.61%, due in large part to the additional rental expenses of the new corporate headquarters and new branch offices. Furniture and equipment expense increases were also a result of the new buildings. Despite these increasing operating expenses, efficiency improved from March 31, 2005 to December 31, 2005 by 8.58% from 57.79% to 52.83%. Other miscellaneous operating expenses comprised 18.61% and 20.02% of total noninterest expense. The largest categories of these
expenses  were  business   development  and  auditing  and  accounting  expense.
Marketing and advertising costs increased during 2005 as the Bank incurred expenses in promoting various deposit products and rates. Auditing and accounting expenses also increased during 2005 by 16.24%, primarily the result of increased fees required for compliance and audit work related to the Sarbanes Oxley Act of 2002, Section 404.

As a result of the Company's acquisition of the Seigerman-Mulvey Insurance Agency intangible assets were acquired. These intangible assets consist primarily of customer relationship intangibles which are required to be amortized on a declining balance in accordance with FASB 142. The application of the declining balance method over the estimated life of seven years from acquisition date, will result in greatly increased amortization expense for the Company during 2006, with decreasing amortization expense during the following five years. A schedule detailing these future amortization expenses can be found in Note E. to the Company's financial statements.

Income tax expense as a percentage of book income ("effective tax rate") for 2005 and 2004 was 37.90% and 37.38%, respectively. Despite state income taxes, holdings of municipal securities provide a source of tax-free income which reduces the Bank's overall federal income tax rate. Bank owned life insurance policies also reduced the Company's tax liability.

For 2004 vs. 2003

Noninterest income for 2004 increased by 10.82% over 2003 levels, primarily due to the net gain on sales of available for sale securities. Securities were sold during the year in order to provide funds to meet strong loan demand. Income from trust operations decreased during 2004 due to the settlement of several trusts during 2003. This business was not replaced and therefore the fee income generated from these trusts was not earned during 2004. Service charge income on deposit accounts also declined during 2004 as a result of an increased number of "free checking" accounts.

Total other noninterest expenses increased by 28.29% from 2003 to 2004. The expansion into new corporate headquarters as well as new branch facilities were responsible for the additional costs. Salary and benefit expenses increased by 46.94% from 2003 to 2004. Net occupancy and furniture and equipment expenses also increased over 2003 levels by 12.77%. Noteworthy within the category of noninterest expenses were the increased costs incurred by the Company for auditing and accounting services. Compliance with the Sarbanes-Oxley Act of 2002, Section 404, required a very large use of resources within the Bank as well as the assistance of an internal audit firm to assist management in setting up and testing the internal control framework of the Bank. These costs were in excess of $100,000. The effective tax rate of the Company for 2004 was 38.38% as compared to 36.64% for 2003, partially resulting from the lower income received from holdings of municipal securities in 2003.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest earning assets. At December 31, 2005 and 2004, the following levels of securities and loans carried fixed interest rates:

                                      2005                           2004
                            ---------------------------    ---------------------------
                             Balance     % of portfolio    Balance      % of portfolio
                             -------     --------------    -------      --------------
          Investment
          securities        $  75,477          64.96       $  37,404       70.01
          Loans                73,100          10.47          51,450        9.02

Generally, the value of fixed rate investments varies inversely to changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest earning assets. This decrease in market value could adversely affect the Company's results of operations if the loans or securities were sold or, in the case of interest earning assets classified as available for sale, could reduce the Company's stockholders' equity if they were to be retained.

A significant increase in the level of market interest rates could also adversely affect the Bank's net interest income and net interest margin. NOW accounts, money market accounts and savings accounts all can be repriced on a daily basis. If they were all to be repriced upward due to the competitive pressures of a general increase in market rates, net interest income could be reduced. Based on historical experience, increases in deposit rates typically lag increases in loan rates, in which case, the increase in interest expense on these deposits would be offset by the increase in interest income on the loans.

The Bank monitors and controls interest rate risk through a variety of techniques including the use of interest rate sensitivity models and interest rate gap analysis. Both of these techniques project future net interest income based on changes in interest rates. Gap analysis requires estimates of when all categories of interest rate sensitive assets and liabilities will reprice. Gap analysis looks at stated maturities and assumes all assets and liabilities within the same maturity time frame will reprice. It does not look at the probability of repricing, which in the case of nonmaturity deposits, is up to the discretion of management. Interest rate sensitivity models also rely on various estimates and assumptions, and although a great deal of time and effort is devoted to arriving at these assumptions, any change in the assumptions input into the model can produce very different results. Therefore, both of these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank's net interest income.

In spite of these shortcomings, the Bank utilizes the results of the dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. The results of the sensitivity analysis are compared to policy limits set internally by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. The last simulation analysis was modeled on a one-hundred and two-hundred basis point upward and one hundred basis point downward shift in interest rates. A parallel and pro rata shift in rates over a twelve month period is assumed.

The following reflects the Company's most recent income sensitivity analysis:

                    Change In Interest Rates       As of November 30, 2005
                    In Basis Points                  Potential Change In
                    (Rate Shock)                     Net Interest Income
                    --------------------------------------------------------
                                                  --------------------------
                                                      $ Change     % Change
                                                  --------------------------

                     Up 200 Basis Points                8,386         19.60
                     Up 100 Basis Points                4,868         11.38
                     Static
                     Down 100 Basis Points              2,333          5.45

Item 8: Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders of Smithtown Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Smithtown Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2005. We have also audited management's assessment, included in the accompanying Report by Management On Internal Control Over Financial Reporting, that Smithtown Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Smithtown Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithtown Bancorp, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, management's assessment that Smithtown Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Smithtown Bancorp, Inc. maintained, in all material respects, effective control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


                                            Crowe Chizek and Company LLC

Livingston, New Jersey
February 28, 2006

Consolidated Balance Sheets

                                                                           ---- As of December 31,---
                                                                                ------------------
                                                                              2005           2004
                                                                              ----           ----
ASSETS
Cash and due from banks                                                    $  13,107       $   8,581
Federal funds sold                                                               360           1,052
                                                                           ---------       ---------
   Total cash and cash equivalents                                            13,467           9,633
Investment securities:
   Available for sale:
       Obligations of U.S. treasury                                            6,896              --
       Obligations of U.S. government agencies                                84,602          30,192
       Mortgage-backed securities                                              8,080           4,976
       Obligations of state and political subdivisions                        13,523          13,585
       Other securities                                                        1,990           3,005
                                                                           ---------       ---------
   Total securities available for sale                                       115,091          51,758
   Held to maturity:
       Mortgage-backed securities                                                 89             165
       Obligations of state and political subdivisions                         1,012           1,419
                                                                           ---------       ---------
            Total securities held to maturity (estimated fair
              value $1,135 in 2005 and $1,631 in 2004)                         1,101           1,584
                                                                           ---------       ---------
                Total investment securities                                  116,192          53,342

Restricted securities                                                          6,338           5,555

Loans                                                                        698,421         570,093
    Less: allowance for loan losses                                            5,964           4,912
                                                                           ---------       ---------
    Loans, net                                                               692,457         565,181

Bank premises and equipment                                                   18,446          15,366

Other assets
    Cash value of bank-owned life insurance                                   17,575          16,942
    Goodwill                                                                     481             388
    Intangible assets                                                          2,831             465
    Other                                                                     10,495          10,131
                                                                           ---------       ---------
        Total other assets                                                    31,382          27,926
                                                                           ---------       ---------

            Total assets                                                   $ 878,282       $ 677,003
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits:
        Demand (non-interest bearing)                                      $  95,828       $  90,466
        Money market                                                         217,386         164,878
        NOW                                                                   31,427          32,434
        Savings                                                               45,481          55,258
        Time                                                                 306,803         171,278
                                                                           ---------       ---------
            Total deposits                                                   696,925         514,314
    Dividends payable                                                            355             296
    Other borrowings                                                         107,949          99,500
    Subordinated debt                                                         11,000          11,000
    Other liabilities                                                          6,203           4,950
                                                                           ---------       ---------
        Total liabilities                                                    822,432         630,060

Stockholders' equity
   Common stock $.01 par value (15,000,000 and 20,000,000 shares authorized at December 31, 2005 and 2004, 7,167,280 shares issued;
     5,923,726 shares outstanding)                                                72              72
   Additional paid in capital                                                  4,408           4,408
   Unearned stock awards                                                         (91)             --
   Retained earnings                                                          62,124          52,480
   Accumulated other comprehensive income (loss)                                (601)             45
                                                                           ---------       ---------
                                                                              65,912          57,005
        Less: treasury stock (1,243,554 shares at cost)                      (10,062)        (10,062)
                                                                           ---------       ---------
        Total stockholders' equity                                            55,850          46,943
                                                                           ---------       ---------

            Total liabilities and stockholders' equity                     $ 878,282       $ 677,003
                                                                           =========       =========

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                             --------Year ended December 31,-------
                                                                     -----------------------
                                                                 2005         2004          2003
                                                                 ----         ----          ----
Interest income
    Loans                                                    $   44,029    $   34,113    $   27,386
    Federal funds sold                                              507           140            91
    Investment securities:
       Taxable:
          Obligations of U.S. treasury                              196            --            --
          Obligations of U.S. government agencies                 2,850           973           660
          Mortgage-backed securities                                230           286           578
          Other securities                                          122           245           526
                                                             ----------    ----------    ----------
              Subtotal                                            3,398         1,504         1,764
       Exempt from federal income taxes:
          Obligations of state and political subdivisions           481           687           862
    Other                                                           208            86            67
                                                             ----------    ----------    ----------
              Total interest income                              48,623        36,530        30,170

Interest expense
    Money market accounts (including savings)                     4,348         2,597         1,976
    Time deposits of $100,000 or more                             3,290         2,187         1,508
    Other time deposits                                           5,859         3,491         2,703
    Other borrowings                                              2,449         1,587         1,367
      Subordinated debt                                             706           485           137
                                                             ----------    ----------    ----------
       Total interest expense                                    16,652        10,347         7,691
                                                             ----------    ----------    ----------

Net interest income                                              31,971        26,183        22,479

Provision for loan losses                                         1,200           196           763
                                                             ----------    ----------    ----------

Net interest income after provision for loan losses              30,771        25,987        21,716

Noninterest income
    Trust and investment services                                   444           439           581
    Service charges on deposit accounts                           2,000         1,707         1,783
    Revenues from insurance agency                                3,458         1,155            --
    Net gain on sales of investment securities                       13           437           109
    Increase in cash value of bank owned life insurance             633           654           484
    Net income from equity investment                                68           114            66
    Other                                                         1,574           911         1,056
                                                               --------    ----------    ----------
       Total noninterest income                                   8,190         5,417         4,079

Noninterest expense
    Salaries                                                      9,846         7,639         4,851
    Pensions and other employee benefits                          2,289         1,684         1,308
    Net occupancy expense of bank premises                        3,224         1,737         1,497
    Furniture and equipment expense                               1,847         1,271         1,080
    Other expense                                                 3,934         3,087         2,699
                                                             ----------    ----------    ----------
       Total noninterest expense                                 21,140        15,418        11,435
                                                             ----------    ----------    ----------

Income before income taxes                                       17,821        15,986        14,360
Provision for income taxes                                        6,755         5,975         5,261
                                                             ----------    ----------    ----------

Net income                                                   $   11,066    $   10,011    $    9,099
                                                             ==========    ==========    ==========

Earnings per share
    Basic earnings per share                                 $     1.88    $     1.69    $     1.51
    Diluted earnings per share                               $     1.88    $     1.69    $     1.51
    Cash dividends declared                                  $     0.24    $     0.20    $     0.18
    Weighted average shares outstanding                       5,923,726     5,935,210     6,027,440

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

                                                                            ---------Year ended December31,---------
                                                                                     ----------------------
                                                                               2005           2004           2003
                                                                            ----------     ----------     ----------
Net income                                                                  $   11,066     $   10,011     $    9,099
Other comprehensive loss, before tax:
      Unrealized holding loss arising during the year                           (1,101)          (210)          (432)
      Less: reclassification adjustment for gains included in net income            13            437            109
                                                                            ----------     ----------     ----------
                                                                                (1,114)          (647)          (541)

Tax effect                                                                         468            272            227
                                                                            ----------     ----------     ----------


Other comprehensive loss, net of tax                                              (646)          (375)          (314)
                                                                            ----------     ----------     ----------

Total comprehensive income                                                  $   10,420     $    9,636     $    8,785
                                                                            ==========     ==========     ==========

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity


                                                                                              Accumulated
                                ----Common Stock----   Additional                                Other      Unearned      Total
                                   Shares                Paid In       Retained    Treasury   Comprehensive   Stock    Stockholders'
                                Outstanding   Amount     Capital       Earnings      Stock    Income (Loss)   Awards      Equity
                                -----------   ------     -------       --------      -----    -------------   ------      ------
Balance at January 1, 2003       1,523,749   $  2,240   $    1,994   $   35,887   $   (6,910)   $      734   $          $   33,944

Comprehensive income:
   Net income                                                             9,099                                              9,099
   Other comprehensive
    loss, net of tax                                                                                  (314)                   (314)
                                                                                                                        ----------
      Total comprehensive
       income                                                                                                                8,785
2-for-1 stock split              1,523,749      2,240       (1,994)        (247)                                                --
Cash dividends declared                                                  (1,083)                                            (1,083)
Treasury stock purchases           (73,261)                                           (2,468)                               (2,468)
                                ----------   --------   ----------   ----------   ----------    ----------   --------   ----------

Balance at December 31, 2003     2,974,237   $  4,480            $   $   43,656   $   (9,378)   $      420   $          $   39,178
Comprehensive income:
   Net income                                                            10,011                                             10,011
   Other comprehensive
     loss, net of tax                                                                                 (375)                   (375)
                                                                                                                        ----------
      Total comprehensive
        income                                                                                                               9,636
2-for-1 stock split              2,974,237         36          (36)
Change in par value(1)                         (4,444)       4,444
Cash dividends declared                                                  (1,187)                                            (1,187)
Treasury stock purchases           (24,748)                                             (684)                                 (684)
                                ----------   --------   ----------   ----------   ----------    ----------   --------   ----------

Balance at December 31, 2004     5,923,726   $     72   $    4,408   $   52,480   $  (10,062)   $       45   $          $   46,943
Comprehensive income:
   Net income                                                            11,066                                             11,066
   Other comprehensive
     loss, net of tax                                                                                 (646)                   (646)
                                                                                                                        ----------
      Total comprehensive
        income                                                                                                              10,420
Cash dividends declared                                                  (1,422)                                            (1,422)
Stock awards vested                                                                                                22           22
Stock awards granted                 4,600                                               113
Treasury stock purchases            (4,600)                                             (113)                                 (113)
                                ----------   --------   ----------   ----------   ----------    ----------   --------   ----------
Balance at December 31, 2005     5,923,726   $     72   $    4,408   $   62,124   $  (10,062)   $     (601)  $    (91)  $   55,850
                                ==========   ========   ==========   ==========   ==========    ==========   ========   ==========

Cash dividends declared per share were $.24 in 2005, $.20 in 2004, and $.18 in 2003.

(1) As a result of the May 7, 2004 two-for-one stock split and the April 20, 2004 reduction in par value from $1.25 to $0.01 per share, a transfer of $4,444 was made from the common stock account into additional paid in capital.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                             --------Year ended December 31,---------
                                                                                2005           2004           2003
                                                                                ----           ----           ----
Cash flows from operating activities
  Net income                                                                 $   11,066     $   10,011     $    9,099
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation on premises and equipment                                        1,709          1,100            772
    Provision for loan losses                                                     1,200            196            763
    Net increase in other liabilities                                             1,195          1,468            586
    Net increase in other assets                                                    277         (2,395)           (33)
    Net gain on sale of investment securities                                       (13)          (436)          (109)
    (Increase) decrease in deferred taxes                                        (1,212)           323           (264)
    Distribution from SMTB Financial Group, LLC                                      --             --             66
    Amortization of unearned restricted stock awards                                 22             --             --
    Increase in cash surrender value of officers' life insurance policies          (633)          (653)          (484)
    Amortization of investment security premiums and accretion of
     discounts, net                                                                (245)           (71)           (41)
                                                                             ----------     ----------     ----------
     Cash provided by operating activities                                       13,366          9,543         10,355
Cash flows from investing activities
  Mortgage-backed securities
    Proceeds from calls, repayments, maturities and sales of available
    for sale                                                                      3,835          3,093          7,388
    Proceeds from calls, repayments and maturities of held to maturity               72            127            287
  Other securities:
    Proceeds from calls, repayments, maturities and sales of available
    for sale                                                                     29,670         33,565         33,998
    Proceeds from calls, repayments and maturities of held to maturity              457            281            692
  Purchase of other investment securities:
    Held to maturity                                                                (50)            --           (200)
    Available for sale                                                          (97,707)       (31,706)       (43,624)
  Purchase of officers' life insurance policies                                      --             --         (4,914)
  Purchase of Federal Home Loan Bank stock                                         (783)        (3,350)            --
  Payments for acquisition of insurance agency                                   (1,493)        (1,053)            --
  Loans made to customers, net                                                 (128,328)      (110,311)      (101,528)
  Purchase of premises and equipment                                             (4,789)        (6,178)        (2,280)
                                                                             ----------     ----------     ----------
     Cash used in investing activities                                         (199,116)      (115,532)      (110,181)
Cash flows from financing activities
  Net increase in demand deposits, money market, NOW and savings                 47,086         15,356         58,404
  Net increase in time deposits                                                 135,525         18,844         45,008
  Cash dividends paid                                                            (1,363)        (1,158)        (1,045)
  Net increase (decrease) in other borrowings                                     8,449         68,500         (7,000)
  Proceeds from subordinated debt issuance                                           --             --         11,000
  Purchase of treasury stock                                                       (113)          (685)        (2,468)
                                                                             ----------     ----------     ----------
     Cash provided by financing activities                                      189,584        100,857        103,899
                                                                             ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents                              3,834         (5,132)         4,073

Cash and cash equivalents, beginning of period                                    9,633         14,765         10,692
                                                                             ----------     ----------     ----------

Cash and cash equivalents, end of period                                     $   13,467     $    9,633     $   14,765
                                                                             ==========     ==========     ==========

Supplemental disclosures of cash flow information
  Cash paid during the year for:
     Interest                                                                $   15,709     $   10,172     $    7,455
     Income taxes                                                                 7,154          6,156          5,319

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A.  Summary of Significant Accounting Policies

The accounting and reporting policies of Smithtown Bancorp, Inc. and its subsidiary, Bank of Smithtown, reflect banking industry practices and conform to U.S. generally accepted accounting principles. A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements is set forth below.

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Smithtown Bancorp, its wholly owned subsidiary, Bank of Smithtown, and Bank of Smithtown's wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc. and Bank of Smithtown Insurance Agents and Brokers, Inc. All material inter-company transactions and balances have been eliminated.

During May 2004 and April 2003, the Company effected a two-for-one split of common stock. All references in the accompanying consolidated financial statements and notes thereto relating to earnings per share and share data have been retroactively adjusted to reflect the two-for-one stock splits.

Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust, investment management and insurance services. As a state bank, the Bank is subject to regulation by the New York State Banking Department and the Federal Reserve Board. The area served by Smithtown Bancorp is the north shore of Long Island, New York, principally from Port Washington to Wading River, and services are provided at thirteen branch offices.

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

Cash Flows

For the purposes of the statements of cash flows, the Company considers cash and due from banks, including deposits with other financial institutions under 90 days and federal funds sold, as cash and cash equivalents. Net cash flows are reported for loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased and other borrowings.

New Accounting Standards Issued But Not Yet Adopted

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and issued FSP 115-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.

SFAS 123R, "Accounting for Stock-Based Compensation, Revised," requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R from periods beginning September 15, 2005 to the beginning of the next fiscal year. Historically substantially all of the options granted by the Company have vested immediately; compensation expense would be recorded on the date of grant. The effect on results of operations will depend on the level of future option grants and the calculation of fair value of the options granted at such future date and so cannot currently be predicted. The effect of other new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

Segment Reporting

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. The Company's insurance operations do not meet the quantitative criteria for reporting as a segment.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank of $765 was required to meet regulatory reserve and clearing balance requirements at December 31, 2005 and 2004. These balances do not earn interest. The average amount of these reserve balances for the years ended December 31, 2005 and 2004 were $895 and $836, respectively.

Securities

The Bank evaluates its security policies consistent with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the Company's investments in securities are classified in two categories and accounted for as follows:

      o Securities Held to Maturity: Bonds and notes for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

      o Securities Available for Sale: Bonds, notes and certain equity securities are carried at estimated fair value.

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

Interest income includes amortization of purchase premium or accretion of discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are based on the amortized cost of the security sold and are recorded on trade date.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: 1) the length of time and extent that fair value has been less than cost, 2) the financial condition and near term prospects of the issuer, and 3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank (FHLB) stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

               Premises                                25 to 30 years
               Leasehold improvements                   5 to 15 years
               Furniture and equipment                  3 to 10 years

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key executives and certain eligible directors. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and such impairment will be recognized in the period identified. Other intangible assets consist of customer relationships, and covenants not to compete, each of which relate to the acquisition of Bank of Smithtown Insurance Agents and Brokers Inc., as well as trademark, which relates to Bank of Smithtown's proposition statement. They are initially measured at fair value and then are amortized over their estimated useful lives using a declining balance method.

Other Real Estate Owned

Other real estate owned ("OREO") property, acquired principally through foreclosure or a similar conveyance of title is carried at the lower of cost or fair value less estimated costs to sell the property. Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Revenues and expenses associated with holding such assets are recorded through operations when realized.

The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in OREO are periodically valued through appraisals and are written down to estimated fair value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions. At December 31, 2005 and 2004, the Company carried no other real estate owned.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Treasury stock is reissued using the first in, first out method. Under the new restricted stock plan, as further discussed in Note F, the Company repurchases, on an annual basis, a selected number of shares of common stock for distribution to directors and certain officers. These shares are initially held as treasury shares and are ratably vested over a five year period.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities. Such gains or losses are net of reclassification adjustments for realized gains (losses) on sales of available for sale securities.

Dividends

Cash available for dividend distribution to shareholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained net income of the preceding two years. The Bank had approximately $27,904 available as of December 31, 2005, which may be paid to the Company as a dividend without prior approval.

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

Trust Assets

Assets belonging to trust customers that are held in fiduciary or agency capacity by the Company are not included in the financial statements since they are not assets of the Company. Deposits held in fiduciary or agency capacity in the normal course of business are reported in the applicable deposit categories of the consolidated balance sheets.

Employee Stock Ownership Plan

The cost of shares issued to the ESOP, but not yet allocated to participants, is recognized as pension expense and is based on the market price of the shares at the time the Company contributes such shares to the Plan.

Retirement Benefits

The Company accounts for post-retirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). This statement requires that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

In addition, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", ("SFAS 132") in 1998. This Statement supersedes the disclosure requirements in

SFAS No. 106. It does not address the measurement or recognition issues as prescribed by SFAS 106. The Company adopted SFAS 132 as amended in 2003 for additional disclosures about the assets, obligations, cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

Income Taxes

The tax provision as shown in the consolidated statements of income relates to items of income and expense reflected in the statements after appropriate deduction of tax-free income, principally, nontaxable interest from obligations of state and political subdivisions. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Deferred taxes are provided for temporary differences related to depreciation, loan loss provisions, postretirement benefits, and investment securities, which are recognized for financial accounting purposes in one period and for tax purposes in another period.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock awards. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issue of the financial statements.

Note B. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                         Gross          Gross
                                                           Fair       Unrealized     Unrealized
                                                           Value         Gains         Losses
                                                           -----         -----         ------
December 31, 2005
    Obligations of U.S. treasury                       $     6,896    $        --    $       (54)
    Obligations of U.S. government agencies                 84,602              7           (960)
    Mortgage-backed securities                               8,080             34            (37)
    Obligations of state and political subdivisions         13,523            105           (137)
    Other securities                                         1,990             --            (10)
                                                       -----------    -----------    -----------

       Total                                           $   115,091    $       146    $    (1,198)
                                                       ===========    ===========    ===========

December 31, 2004
    Obligations of U.S. government agencies            $    30,192    $         2    $      (219)
    Mortgage-backed securities                               4,976            146             (2)
    Obligations of state and political subdivisions         13,585            199            (52)
    Other securities                                         3,005              5             --
                                                       -----------    -----------    -----------

       Total                                           $    51,758    $       352    $      (273)
                                                       ===========    ===========    ===========

The carrying amount, gross unrealized gains and losses, and fair value of securities held to maturity were as follows:

                                                                           Gross          Gross
                                                         Carrying       Unrealized     Unrealized       Fair
                                                          Amount           Gains         Losses         Value
                                                          ------           -----         ------         -----
December 31, 2005
    Mortgage-backed securities                        $          89    $         18   $       --   $         107
    Obligations of state and political subdivisions           1,012              16           --           1,028
                                                      -------------    ------------   ----------   -------------

       Total                                          $       1,101    $         34   $       --   $       1,135
                                                      =============    ============   ==========   =============

December 31, 2004
    Mortgage-backed securities                        $         165    $          9   $       --   $         174
    Obligations of state and political subdivisions           1,419              38           --           1,457
                                                      -------------    ------------   ----------   -------------

       Total                                          $       1,584    $         47   $       --   $       1,631
                                                      =============    ============   ==========   =============

The following table presents the amortized costs of and estimated fair values of securities by contractual maturity at December 31, 2005:

                                                                      Available
                                                                     --for Sale---   ------Held to Maturity-----
                                                                                        Carrying
                                                                      Fair Value         Amount       Fair Value
                                                                      ----------         ------       ----------
Type and Maturity Grouping
Obligations of U.S. treasury
    Within 1 year                                                   $        6,896   $         --   $         --
                                                                    --------------   ------------   ------------

            Total obligations of U.S. treasury                      $        6,896   $         --   $         --
                                                                    ==============   ============   ============

Obligations of U.S. government agencies
    Within 1 year                                                   $        2,985   $         --   $         --
    After 1 year, but within 5 years                                        58,204             --             --
    After 5 years, but within 10 years                                      23,413             --             --
                                                                    --------------   ------------   ------------

       Total obligations of U.S. government agencies                $       84,602   $         --   $         --
                                                                    ==============   ============   ============

Mortgage-backed securities
    After 1 year, but within 5 years                                $           --   $         89   $        107
    After 10 years                                                           8,080             --             --
                                                                    --------------   ------------   ------------

       Total mortgage-backed securities                             $        8,080   $         89   $        107
                                                                    ==============   ============   ============

Obligations of state and political subdivisions
    Within 1 year                                                   $        2,237   $        703   $        713
    After 1 year, but within 5 years                                         5,179            289            295
    After 5 years, but within 10 years                                       1,853             20             20
    After 10 years                                                           4,254             --             --
                                                                    --------------   ------------   ------------

       Total obligations of state and political subdivisions        $       13,523   $      1,012   $      1,028
                                                                    ==============   ============   ============

Other securities
    After 10 years                                                  $        1,990   $         --   $         --
                                                                    --------------   ------------   ------------

    Total other securities                                          $        1,990   $         --   $         --
                                                                    ==============   ============   ============

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of U.S. government agencies, mortgage-backed securities, and obligations of state and political subdivisions having an amortized cost of $66,242 and an estimated fair value of $65,977 were pledged to secure public deposits, treasury tax and loan deposits and advances.

As a member of the Federal Reserve Bank of New York, the Bank owns Federal Reserve Bank stock with a book value of $397. The stock has no maturity and has paid dividends at the rate of 6.00% for 2005 and 2004. The Bank is also a member of the Federal Home Loan Bank of New York and now holds $5,683 of its stock. This stock also has no maturity and has paid average dividends of approximately 5.00% and 1.80% for 2005 and 2004. Stock of both the Federal Reserve Bank and the Federal Home Loan Bank is restricted.

The following table presents the sales of available for sale securities:

                                                 2005         2004          2003
                                                 ----         ----          ----

    Proceeds                               $    13,821   $   12,562   $   33,341
    Gross gains                                     54          437          109
    Gross losses                                    41           --           --

The Bank has invested $100 in the Nassau-Suffolk Business Development Fund. This consortium of banks provides loans to low-income homeowners.

Securities with unrealized losses at yearend 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

As of December 31, 2005                Less than 12 Months         12 Months or More                 Total
                                  -------------------------    ------------------------              -----
                                     Fair       Unrealized        Fair       Unrealized        Fair        Unrealized
Description of Securities            Value         Loss           Value         Loss           Value         Loss
                                     -----         ----           -----         ----           -----         ----
Securities available for sale:
    Obligations of U.S.
      government treasuries       $    6,896    $      (54)    $       --    $       --     $    6,896    $      (54)
    Obligations of U.S.
      government agencies             65,858          (728)        11,739          (232)        77,597          (960)
    Mortgage-backed securities         6,198           (37)            --            --          6,198           (37)
    Obligations of state and
      political subdivisions           6,151           (85)         3,431           (52)         9,582          (137)
    Other securities                     990           (10)            --            --            990           (10)
                                  ----------    ----------     ----------    ----------     ----------    ----------
          Total temporarily
            impaired              $   86,093    $     (914)    $   15,170    $     (284)    $  101,263    $   (1,198)
                                  ==========    ==========     ==========    ==========     ==========    ==========

As of December 31, 2004                Less than 12 Months         12 Months or More                 Total
                                  -------------------------    ------------------------              -----
                                     Fair       Unrealized        Fair       Unrealized        Fair       Unrealized
Description of Securities            Value         Loss           Value         Loss           Value         Loss
                                     -----         ----           -----         ----           -----         ----
Securities available for sale:
    Obligations of U.S.
      government agencies         $   23,010    $     (151)    $    4,933    $      (68)    $   27,943    $     (219)
    Mortgage-backed securities           157            (2)            --            --            157            (2)
    Obligations of state and
      political subdivisions           5,734           (52)           944            --          6,678           (52)
                                  ----------    ----------     ----------    ----------     ----------    ----------
       Total temporarily
         impaired                 $   28,901    $     (205)    $    5,877    $      (68)    $   34,778    $     (273)
                                  ==========    ==========     ==========    ==========     ==========    ==========

Unrealized losses on securities held to maturity were $0 at December 31, 2005 and 2004. The unrealized losses on all securities have not been recognized into income because the bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Note C.  Loans

Loans as of December 31 consisted of the following:

                                                                                 2005            2004
                                                                                 ----            ----
Real estate loans, construction                                               $   178,510    $   120,204
Real estate loans, other
    Commercial                                                                    357,053        302,281
    Residential                                                                   120,512        105,302
    Agricultural                                                                      565             --
Commercial and industrial loans                                                    41,854         40,968
Loans to individuals for household, family and other personal expenditures          1,126          1,894
All other loans (including overdrafts)                                                511            190
                                                                              -----------    -----------

Total loans, gross                                                                700,131        570,839
Less: unearned discount                                                                 1             17
      deferred fees                                                                 1,709            729
      allowance for loan losses                                                     5,964          4,912
                                                                              -----------    -----------
    Loans, net                                                                $   692,457    $   565,181
                                                                              ===========    ===========

Activity in the allowance for loan losses was as follows:

                                                                   2005          2004            2003
                                                                   ----          ----            ----
Beginning balance                                              $     4,912    $     4,761    $     3,946
Add:
    Recoveries                                                          96            200            131
    Provision charged to current expense                             1,200            196            763
                                                               -----------    -----------    -----------
       Total                                                         6,208          5,157          4,840
Less: charge-offs                                                      244            181             79
    Reclassification to reserve for contingent liabilities              --             64             --
                                                               -----------    -----------    -----------
Balance, December 31                                           $     5,964    $     4,912    $     4,761
                                                               ===========    ===========    ===========

All loans considered impaired under SFAS 114 were included in the Bank's 90-day or more past-due or nonaccrual categories. At December 31, 2005 and 2004, loans considered impaired under SFAS were $47 and $0. The average recorded investment in impaired loans during the twelve months ended December 31, 2005 and 2004 was $70 and $66, respectively. The allowance on impaired loans at December 31, 2005 and 2004 was $17 and $0.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. The Bank recognized $1, $0, and $0 in interest revenue in 2005, 2004, and 2003. Any cash receipts received on impaired loans would first be applied to principal outstanding and then to accrued interest.

At December, 2005 and 2004, loans with unpaid principal balances on which the Bank is no longer accruing interest income totaled $47 and $0. At December 31, 2005 and 2004, there were no loans past due ninety days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at December 31 follows:

                                                                              2005     2004      2003
                                                                              ----     ----      ----
Gross interest income which would have been recorded
  during the year under original contract terms                             $     4   $     2   $     1
Gross interest income recorded during the year                                    1        --        --

Note D. Premises and Equipment

Premises and equipment as of December 31, 2005 and 2004 were as follows:

                                                                                       2005             2004
                                                                                       ----             ----
Land                                                                               $         301   $         301
Premises                                                                                   6,819           8,011
Leasehold improvements                                                                    11,767           7,083
Furniture and equipment                                                                    6,906           6,297
                                                                                   -------------   -------------
    Subtotal                                                                              25,793          21,692
Less:  accumulated depreciation and amortization                                           7,347           6,326
                                                                                   -------------   -------------

    Total premises and equipment                                                   $      18,446   $      15,366
                                                                                   =============   =============

As of December 31, 2005, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

                 2006                                $      1,392
                 2007                                       1,482
                 2008                                       1,473
                 2009                                       1,509
                 2010                                       1,546
                 Years after 2010                           7,384
                                                     ------------

                    Total                            $     14,786
                                                     ============

A number of leases include escalation provisions relating to real estate taxes and expenses. Individual office rental expenses range from $1.5 to $55.3 per month with escalation provisions tied to the consumer price index or in some offices with a straight line annual increase averaging 2%. Rental expenses for all leases on premises and equipment amounted to $1,303 in 2005, $473 in 2004, and $386 in 2003. The above table includes rental commitments for two new branch locations. The branches are expected to be opened in 2006.

Note E. Goodwill and Intangible Assets

On August 31, 2004, Bank of Smithtown acquired 100% of the outstanding shares of Seigerman-Mulvey Co., Inc. Operating results of Seigerman-Mulvey Co., Inc. are included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, the Bank expects to further solidify its market share in the insurance and financial services business, expand its customer base to enhance fee income and provide an opportunity to market additional products and services to new customers.

The purchase price paid by the Bank is comprised of two components. At closing, $1 million was paid to the stockholders of Seigerman Mulvey Co., Inc. On each of the next three anniversary dates of the acquisition, the prior stockholders will be paid an amount equal to one hundred twenty percent of the income before taxes generated by the acquired company. These amounts will be recorded as an increase to the purchase price when paid. The Company also incurred $53 in costs associated with the acquisition.

      The change in balance for goodwill during 2005 and 2004 was as follows:

                                                                               2005               2004
                                                                            -----------       -----------
            Beginning of year                                               $       388       $        --
            Payment for Seigerman-Mulvey Insurance Agency acquisition                93               388
            Impairment                                                               --                --
                                                                            -----------       -----------
            End of year                                                     $       481       $       388

      Acquired intangible assets were as follows at Dec. 31:

                                                                2005                                2004
                                                    ------------------------------      ------------------------------
                                                        Gross                                Gross
                                                      Carrying        Accumulated          Carrying       Accumulated
                                                       Amount         Amortization          Amount        Amortization
                                                    ------------      ------------      ------------      ------------
      Customer relationships and covenant not
      to compete                                    $      2,720      $         97      $        489      $         24

      Aggregate amortization expense was $73 and $24 for 2005 and 2004.

The amortization of intangibles should result in the following estimated expense for each of the next five years:

                           2006                          $  842
                           2007                             602
                           2008                             425
                           2009                             336
                           2010                             257

The large increase in amortization expense for years after 2005 is due to the increase in intangible assets as a result of a contingent payment made in 2005 and the application of a declining balance method of amortizing customer relationship intangibles related to the acquisition of the Seigerman-Mulvey Insurance Agency.

Note F. Deposits

At December 31, 2005 and 2004, time deposits in principal amounts of $100,000 or more were $118,782 and $66,597. Interest expense on such deposits for the years ended December 31, 2005, 2004, and 2003 was $3,290, $2,187 and $1,508.

The following table sets forth the remaining maturities of the Bank's time deposits at December 31, 2005.

                           2006                          $     138,267
                           2007                                 97,100
                           2008                                 12,660
                           2009                                 23,551
                           2010                                 35,225
                                                         -------------
                           Total                         $     306,803
                                                         =============

Note G. Other Borrowings

Federal Home Loan Bank of New York

The Bank has available to it various lines of credit from the Federal Home Loan Bank of New York ("FHLBNY"). The borrowing limit at FHLBNY is calculated at 25% of the Bank's total average assets and is subject to specific collateral requirements.

Each advance is payable at its maturity date, with the exception of two $5 million advances with coupon rates of 4.69% and 4.935% maturing in 2011 and 2009, respectively, both of which are callable each year until maturity. The remaining advances are not callable. Each of the advances carries a prepayment penalty.

Scheduled repayments and maturities of advances from FHLBNY were as follows at December 31,

                                       2005                        2004
                             Weighted                    Weighted
                           Average Rate      Amount    Average Rate      Amount
                           ------------      ------    ------------      -----

     Maturing in 2005              --%    $        --       2.38%     $   36,000
     Maturing in 2006            3.87          57,949       3.85          12,000
     Maturing in 2007            3.17          20,000       3.63          20,000
     Maturing in 2008            4.07          10,000       4.38          10,000
     Maturing in 2009            4.43          15,000       3.96          15,000
     Maturing in 2011            4.69           5,000       2.95           5,000
                                          -----------                 ----------

                                 3.87%    $   107,949       3.28%     $   98,000
                                          ===========                 ==========

These borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement at December 31, 2005 and 2004. Other collateral includes securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to $162,563. Unused borrowing capacity at FHLBNY at December 31, 2005 and 2004 was $54,614 and $35,768. Unused lines of credit from correspondent banks at December 31, 2005 and 2004 were $23,000 and $5,500.

Note H. Employee Stock Ownership Plan and Postretirement Benefits

The Company has established an Employee Stock Ownership Plan for substantially all of its employees. The ESOP serves as the Bank's pension plan. Eligibility requirements for the ESOP include one year of continuous service, 1,000 hours and attaining an age of 21. Eligible compensation is defined as gross wages less any costs for group term life insurance applicable to the employee. Contributions to the ESOP are in the form of cash and are made at the discretion of the Board of Directors. The ESOP uses this contribution to purchase shares of Smithtown Bancorp stock, which are then allocated to eligible participants. ESOP benefits are 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability, or separation from service and may be payable in cash or stock. The Bank reported a net expense of $180, $180, and $160 related to the ESOP for the years ended December 31, 2005, 2004, and 2003. During 2005, 2004, and 2003, the ESOP used the Bank's contribution to purchase 6,945, 7,200 and 5,828 shares of common stock at an average cost of $26.00, $25.00 and $27.00 per share. The 2005 contribution represents 3.0% of eligible compensation. As of December 31, 2005 and 2004, the ESOP held 262,942 and 272,120 allocated shares. There were no unallocated shares in the ESOP effective December 31, 2005 and 2004. ESOP shares are included in weighted average shares outstanding in the calculation of earnings per share.

The Bank sponsors a post-retirement medical and life insurance plan for a closed group of prior employees. The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending December 31, 2005 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

                                                                    Retiree Health Benefits
                                                                       2005         2004
                                                                       ----         ----
Reconciliation of benefit obligation
    Obligation at January 1                                          $   320       $   360
    Interest cost                                                         18            20
    Actuarial gain                                                        (8)          (22)
    Benefit payments                                                     (21)          (38)
                                                                     -------       -------
       Obligation at December 31                                     $   309       $   320
                                                                     =======       =======

Reconciliation of fair value of plan assets
    Employer contributions                                           $    21       $    38
    Benefit payments                                                     (21)          (38)
                                                                     -------       -------
       Fair value of plan assets at December 31                      $    --       $    --
                                                                     =======       =======

Funded status
    Funded status at December 31                                     $  (309)      $  (320)
    Unrecognized transition obligation                                   222           253
    Unrecognized gain                                                   (135)         (133)
                                                                     -------       -------
       Net amount recognized                                         $  (222)      $  (200)
                                                                     =======       =======

The following table provides the components of net periodic benefit cost for the plans for the years 2005, 2004 and 2003:

                                                              Retiree Health Benefits
                                                          2005         2004           2003
                                                          ----         ----           ----
Interest cost                                           $    18       $    20       $    24
Amortization of unrecognized transition obligation           32            32            32
Amortization of net gain                                     (6)           (5)           (4)
                                                        -------       -------       -------

    Net periodic benefit cost                           $    44       $    47       $    52
                                                        =======       =======       =======

The assumptions used in the measurement of the Bank's benefit obligation are shown in the following table:

                                                                                       Retiree Health Benefits
                                                                                    2005        2004        2003
                                                                                    ----        ----        ----
Weighted average assumptions as of December 31
    Discount                                                                        5.40%       6.00%        6.00%
    Initial rate for health care costs                                              9.50%       8.50%        9.00%
    Ultimate rate for health care costs                                             5.00%       6.00%        6.00%
    Ultimate year of health care increase                                           2015        2010         2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                                                1%            1%
                                                                                            Increase      Decrease
                                                                                            --------      --------
Effect on total of service and interest cost components net of periodic
  postretirement health care benefit cost                                                   $     74      $    (72)
Effect on health care component of the accumulated postretirement
  benefit obligation                                                                             722          (750)

Contributions

Since the plan holds no assets, the Bank does not expect to contribute to its plan in 2006 other than to fund the payments for the benefits described in the table below.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                            Benefits
                                                            --------

              2006                                             $37
              2007                                              34
              2008                                              34
              2009                                              30
              2010                                              30
              Years 2011-2015                                  123

Note I. Other Benefit Plans

The Bank established a 401(k) Defined Contribution Plan (the "Plan"). All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of their compensation up to a maximum of $15 thousand for 2005. The Plan requires that the Bank match 50% of an employee's contribution up to a maximum of 3%. The Bank's 401(k) contribution for 2005, 2004, and 2003 amounted to $137, $155 and $101.

The Bank has adopted a nontax-qualified Executive and Director Incentive Retirement Plan. While this plan is to be funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank to the plan, which for executive officers is 10% of the officer's salary for the prior fiscal year and for directors, is 25% of the director's fees for the prior fiscal year. The award will be deferred into an account and will be credited with interest at a rate based upon the growth rate of the stock for the plan year. The benefit may be paid in 180 equal monthly installments or a lump sum at normal retirement. If the participant attains the age of 55 and has completed 20 years of service, he may elect early retirement and may receive the balance in the deferral account on the early retirement date. In case of the participant's early termination prior to early retirement, the executive is entitled to receive a benefit equal to his or her vested portion of the deferral account balance on the termination date. In the event of the participant's termination of employment due to disability, the participant may request to receive a disability benefit equal to the deferral account balance at the date of termination. The incentive retirement plan has five executives and five director participants. Total contributions accrued under this plan for the years 2005 and 2004 were $122 and $113. The Bank has a similar group term replacement life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary. At December 31, 2005 and 2004, the combined value of these insurance policies was $13,834 and $13,308.

The Bank has established a non-qualified Deferred Compensation Plan in 2004. All directors and executive officers of the Company are eligible to participate in this plan. Under this plan, directors may elect to defer a portion of their fees and executive officers may elect to defer a portion of their compensation. A liability is accrued for the obligation under this plan. Interest is accrued based on the prime rate as published in the Wall Street Journal on the 1st day of January of each plan year.

During 2004 the Bank adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for the Chief Executive Officer. The benefit provided to him by the SERP is calculated at seventy percent of his final three year average compensation reduced by various employer offsets including contributions under the 401k Plan, the Deferred Compensation Plan and the Executive Incentive Retirement Plan as well as by a percentage of his Social Security benefit. The SERP is partially funded by a life insurance policy with a cash value at yearend 2005 and 2004 of $3,741 and $3,635. The Bank's expense for the SERP for 2005 and 2004 was $275 and $43.

The Company established a Restricted Stock Plan for all directors, executive vice presidents and certain other officers of the Bank in 2005. The Board elected to purchase 4,600 shares of stock for the first year of the Plan to be allocated to participants according to the Board's determination. These 4,600 shares were purchased during 2005 at an average price of $24.67 per share. The total cost in 2005 for the purchase of the shares was $113. Vesting occurs over a five year period. Nine hundred and twenty shares became vested at December 31, 2005.

Note J. Subordinated Debentures

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

In accordance with FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation.

Note K. Related Party Transactions

Loans to principal officers, directors and their affiliates in 2005 were as follows:

      Beginning balance                              $5,392
      New loans                                       2,576
      Repayments                                        742
                                                     ------
           Ending balance                            $7,226

Deposits from principal officers, directors and their affiliates at yearend 2005 and 2004 were $10,456 and $8,975.

Note L. Capital Requirements and Restrictions on Retained Earnings

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios are presented below as of December 31, 2005 and 2004:

                                                                                           To Be Well
                                                                                       Capitalized Under
                                                                 For Capital           Prompt Corrective
                                           Actual             Adequacy Purposes        Action Provisions
                                           ------             -----------------        -----------------
                                     Amount      Ratio       Amount       Ratio       Amount       Ratio
                                     ------      -----       ------       -----       ------       -----
December 31, 2005
Total capital to risk-
weighted assets
    Consolidated                    $71,657      10.31%      $55,602       8.00%      $    NA         NA%
    Bank                             70,775      10.19        55,564       8.00        69,455      10.00
Tier 1 (core) capital to risk-
weighted assets
    Consolidated                     65,167       9.38        27,790       4.00            NA         NA
    Bank                             64,285       9.26        27,769       4.00        41,653       6.00

Tier 1 (core) capital to
average assets
    Consolidated                     65,167       7.70        33,853       4.00            NA         NA
    Bank                             64,285       7.60        33,834       4.00        42,293       5.00

December 31, 2004
Total capital to risk-
weighted assets
    Consolidated                    $62,515      11.39%      $43,895       8.00%      $    NA         NA%
    Bank                             61,617      11.24        43,873       8.00        54,842      10.00
Tier 1 (core) capital to risk-
weighted assets
    Consolidated                     57,129      10.41        21,948       4.00            NA         NA
    Bank                             56,229      10.25        21,937       4.00        32,905       6.00
Tier 1 (core) capital to
average assets
    Consolidated                     57,129       9.00        25,362       4.00            NA         NA
    Bank                             56,229       8.41        25,274       4.00        31,592       5.00

The Banking Law of the State of New York and the Federal Reserve Board regulates the amount of cash dividends that may be paid without prior approval. Retained earnings available for cash dividends were $27,904 and $25,146 at December 31, 2005 and 2004.

During 2005, the Board of Directors re-approved a stock repurchase plan authorizing the repurchase of Company stock at market prices. Pursuant to the plan, the Company has repurchased an adjusted equivalent of 0 and 24,748 shares during 2005 and 2004 at a cost of $0 and $685.

Note M. Income Taxes

Income tax expense for the years ended December 31 was as follows:

                                                     2005            2004           2003
                                                     ----            ----           ----
Federal:
    Current                                     $   5,952       $   4,186      $   4,211
    Deferred                                         (732)            265           (185)
                                                ---------       ---------      ---------
       Total federal                                5,220           4,451          4,026
New York State:
    Current                                         1,874           1,318          1,314
    Deferred                                         (339)             58            (79)
                                                ---------       ---------      ---------
       Total New York State                         1,535           1,376          1,235
                                                ---------       ---------      ---------

          Total provision for income taxes      $   6,755       $   5,827      $   5,261
                                                =========       =========      =========

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                                  --------2005------     -------2004-------      --------2003-------
                                                               % of                   % of                     % of
                                                    Tax       Pretax       Tax       Pretax       Tax         Pretax
                                                   Amount     Income     Amount      Income      Amount       Income
                                                   ------     ------     ------      ------      ------       ------
            Federal statutory rate                $ 6,059      34.00%    $ 5,385      34.00%     $ 4,882       34.00%
            Increase (reduction) of taxes
              resulting from:
                 Effect of additional tax
                    brackets                          163       0.91          83       0.53           44        0.30
                 Tax exempt interest                 (142)     (0.80)       (214)     (1.35)        (272)      (1.89)
                 State income taxes net of
                  federal income tax benefit        1,013       5.69         908       5.73          815        5.68

                 Other                               (338)     (1.90)       (335)     (2.12)        (208)      (1.45)
                                                  -------    -------     -------    -------      -------     -------
                    Total provision for
                     income taxes                 $ 6,755      37.90%    $ 5,827      36.79%     $ 5,261       36.64%
                                                  =======    =======     =======    =======      =======     =======

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $3,085 and $1,555 as of the end of 2005 and 2004.

Yearend deferred tax assets and liabilities were due to the following:

                                             December 31, 2005                       December 31, 2004
                                             -----------------                       -----------------
                                     Federal deferred      New York State    Federal deferred     New York State
                                        tax asset       deferred tax asset       tax asset      deferred tax asset
                                       (liability)          (liability)         (liability)        (liability)
Loan Loss Provision                     $    1,766          $      472          $    1,240          $      340
Depreciation                                  (749)                (38)               (499)               (111)
SFAS No. 106                                    68                  20                  61                  18
SFAS No. 115                                   358                  95                 (27)                 (7)
Deferred Compensation Plan                     437                 128                 223                  65
Purchase Accounting Adjustments               (812)               (237)               (143)                (42)
SFAS No. 91                                    539                 157                 248                  66
Other                                           12                   4                  90                  33
                                        ----------          ----------          ----------          ----------
     Total                              $    1,619          $      601          $    1,193          $      362
                                        ==========          ==========          ==========          ==========

Note N. Smithtown Bancorp (parent company only)

Smithtown Bancorp has one wholly owned subsidiary, Bank of Smithtown.

Balance Sheets

                                                                                        As of December 31,
ASSETS                                                                                  2005           2004
                                                                                        ----           ----
    Cash and cash equivalents                                                      $       1,094   $         982
    Due from subsidiary                                                                       --              10
    Prepaid expense                                                                          323             335
    Investment in subsidiary                                                              65,967          57,043
                                                                                   -------------   -------------
       Total assets                                                                $      67,384   $      58,370
                                                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Cash dividends payable                                                         $         355   $         296
    Accrued interest payable                                                                 179             131
    Subordinated debt                                                                     11,000          11,000
                                                                                   -------------   -------------
       Total liabilities                                                                  11,534          11,427

Stockholders' equity                                                                      55,850          46,943
                                                                                   -------------   -------------
       Total liabilities and stockholders' equity                                  $      67,384   $      58,370
                                                                                   =============   =============

Statements of Income

                                                                  ------------Year ended December 31,-----------
                                                                              -----------------------
                                                                       2005            2004             2003
                                                                       ----            ----             ----
Income
    Dividends from subsidiary                                     $        2,261   $       2,710   $       2,383
Expenses                                                                     856             612             196
                                                                  --------------   -------------   -------------

Income before equity in undistributed earnings of subsidiary               1,405           2,098           2,187

Equity in undistributed earnings of subsidiary                             9,661           7,913           6,912
                                                                  --------------   -------------   -------------

Net income                                                        $       11,066   $      10,011   $       9,099
                                                                  ==============   =============   =============

Statements of Cash Flows                                                        Year ended December 31,
                                                                                -----------------------
                                                                          2005            2004           2003
                                                                          ----            ----           ----
Cash flows from operating activities
    Net income                                                        $     11,066   $     10,011   $      9,099
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Equity in undistributed net earnings of subsidiary                   (9,661)        (7,913)        (6,912)
       (Increase) decrease in other assets                                     103           (340)          (286)
       Increase in other liabilities                                            58            279            141
       Amortization of unearned restricted stock awards                         22             --             --
                                                                      ------------   ------------   ------------
    Net cash provided by operating activities                                1,588          2,037          2,042

Cash flows from financing activities
    Proceeds from subordinated debt issuance                                    --             --         11,000
    Cash dividends paid                                                     (1,363)        (1,158)        (1,045)
    Purchase of treasury stock                                                (113)          (685)        (2,468)
                                                                      ------------   ------------   ------------
       Net cash (used in) provided by financing activities                  (1,476)        (1,843)         7,487

Cash flows from investing activities
    Capital contribution to subsidiary                                          --             --         (9,006)
                                                                      ------------   ------------   ------------
       Net cash used in investing activities                                    --             --         (9,006)
                                                                      ------------   ------------   ------------

Net increase in cash and cash equivalents                                      112            194            523

Cash and cash equivalents, beginning of period                                 982            788            265
                                                                      ------------   ------------   ------------

Cash and cash equivalents, end of period                              $      1,094   $        982   $        788
                                                                      ============   ============   ============

Note O. Loan Commitments and Contingent Liabilities

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. The following represents commitments outstanding as of December 31,

                                                     2005               2004
                                                     ----               ----

      Standby letters of credit                   $     8,508       $     8,502
      Loan commitments outstanding                     83,227            49,626
      Unused equity lines                              16,871            13,761
      Unused construction lines                        78,026            36,291
      Unused lines of credit                           25,809            20,495
      Unused overdraft lines                              737               691
                                                  -----------       -----------
      Total commitments outstanding               $   213,178       $   129,366

At December 31, 2005, the Bank's total commitments to extend credit, excluding standby letters of credit, were $5,058 at fixed rates and $199,612 at variable rates. Fixed rate commitments have rates ranging from 5.625% to 18%. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 63 and 44 performance standby letters of credit as of December 31, 2005 and 2004. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

The Bank has agreements (the "Agreements") with Bradley E. Rock, Anita M. Florek, Robert J. Anrig, John A. Romano, Thomas J. Stevens and certain other employees (collectively, the "Executives") which would become effective in the event of a change in control of the Company's stock. The Agreements provide that if the Executives' employment were terminated by the Bank subsequent to a change in control of the Company for any reason other than cause, disability or death, or if the Executive elects to terminate his or her employment following a change in control of the Company because of a diminution of the Executive's compensation or responsibilities or following a breach by the Bank of the Agreement, the Executive would be entitled (a) to receive an amount equal to three times the sum of the Executive's highest salary and incentive compensation paid in the three most recent years preceding the change in control, (b) to receive an amount equal to the contributions and benefits that the Executive would have received for a three year period based on the benefits and contributions paid on the Executive's behalf in the year preceding the Executive's termination, and (c) to continue to participate in the health benefit plans of the Bank for a period of three years following the termination. The Agreement between the Bank and Mr. Rock also provides that if at any time within one year after a change in control of the Company Mr. Rock elects to terminate his employment with the Bank for any reason, he will receive the amounts and the benefits referred to in the previous sentence.

Note P. Estimated Fair Value of Financial Instruments

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

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

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

Accrued interest receivable and payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The estimated fair values and recorded carrying values of the Bank's financial instruments are as follows:

At December 31,                            -------------2005--------------             --------------2004------------
                                            Carrying                  Fair              Carrying                 Fair
                                              Amount                 Value                Amount                Value
                                              ------                 -----                ------                -----
Financial assets
Cash and due from banks                    $  13,107             $  13,107             $   8,582            $   8,582
Federal funds sold                               360                   360                 1,052                1,052
Securities available for sale                115,091               115,091                51,759               51,759
Securities held to maturity                    1,101                 1,135                 1,584                1,631
Restricted securities                          6,338                 6,338                 5,555                5,555
Loans                                        692,457               695,444               565,181              569,012
Accrued interest receivable                    4,606                 4,606                 3,267                3,267

Financial liabilities
Demand and other deposits                    696,925               696,163               514,314              514,416
Borrowings                                   107,949               107,305                99,500               99,606
Subordinated debt                             11,000                11,000                11,000               11,000
Accrued interest payable                       1,939                 1,939                   996                  996

              Note Q. Quarterly Results of Operations (Unaudited)

                                                                   ---------Year Ended December 31, 2005--------
                                                                            ----------------------------
                                                                      First      Second       Third      Fourth
                                                                     Quarter     Quarter     Quarter     Quarter
                                                                     -------     -------     -------     -------
   Interest income                                                 $  10,553    $ 11,458    $ 12,701    $ 13,911
   Interest expense                                                    3,392       3,766       4,381       5,113
                                                                   ---------    --------    --------    --------

   Net interest income                                                 7,161       7,692       8,320       8,798
   Provision for loan losses                                             140          85         300         675
                                                                   ---------    --------    --------    --------

   Net interest income after provision for loan losses                 7,021       7,607       8,020       8,123
   Noninterest income                                                  1,995       2,054       2,133       2,008
   Noninterest expense                                                 5,301       5,295       5,443       5,101
                                                                   ---------    --------    --------    --------

   Income before income taxes                                          3,715       4,366       4,710       5,030
   Provision for income taxes                                          1,366       1,668       1,764       1,957
                                                                   ---------    --------    --------    --------

   Net income                                                      $   2,349    $  2,698    $  2,946    $  3,073
                                                                   =========    ========    ========    ========

   Basic earnings per share                                        $    0.40    $   0.46    $    0.50   $    0.52
   Diluted earnings per share                                           0.40        0.46         0.50        0.52

                                                                   ---------Year Ended December 31, 2004--------
                                                                            ----------------------------
                                                                      First      Second       Third      Fourth
                                                                     Quarter     Quarter     Quarter     Quarter
                                                                     -------     -------     -------     -------
   Interest income                                                 $   8,334    $  8,877    $  9,311    $ 10,008
   Interest expense                                                    2,479       2,449       2,658       2,761
                                                                   ---------    --------    --------    --------

   Net interest income                                                 5,855       6,428       6,653       7,247
   Provision for loan losses                                              --          --          60         136
                                                                   ---------    --------    --------    --------

   Net interest income after provision for loan losses                 5,855       6,428       6,593       7,111
   Noninterest income                                                  1,018       1,119       1,216       1,167
   Noninterest expense                                                 3,530       3,495       3,678       3,966
                                                                   ---------    --------    --------    --------

   Income before income taxes                                          3,343       4,052       4,131       4,312
   Provision for income taxes                                          1,213       1,474       1,489       1,651
                                                                   ---------    --------    --------    --------

   Net income                                                      $   2,130    $  2,578    $  2,642    $  2,661
                                                                   =========    ========    ========    ========

   Earnings per share                                              $    0.36    $   0.43    $   0.45    $   0.45

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9a: Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

Report by Management On Internal Control Over Financial Reporting

Management of Smithtown Bancorp, Inc. is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company's system of internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company maintained effective internal control over financial reporting based on those criteria.

The Company's independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. The attestation report of Crowe Chizek and Company LLC appears on page 25.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

Item 10: Directors and Executive Officers

Page 2, page 8 and page 10 of the Registrant's Proxy Statement dated March 16, 2006 are incorporated herein by reference.

Item 11: Executive Compensation

Page 3, page 11 and page 12 of the Registrant's Proxy Statement dated March 16, 2006 are incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Pages 7 through 8 of the Registrant's Proxy Statement dated March 16, 2006 are incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Page 13 of the Registrant's Proxy Statement dated March 16, 2006 is incorporated herein by reference.

Page 44 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2005.

Item 14: Principal Accounting Fees and Services

Pages 6 through 7 of the Registrant's Proxy Statement dated March 16, 2006 are incorporated herein by reference.

                                     Part IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                INDEX OF EXHIBITS

 Exhibit No.        Description
 -----------        -----------

     3a             Articles of Incorporation*

     3b             By-Laws amended as of December 27, 2005

     4              By-Laws Page Nos. 2, 11, 12, 13, 14
                    Articles of Incorporation Page No. 2*

     9              No voting trust agreements

     10             No material contracts

     13             Annual Report to Stockholders for the year ended
                    December 31, 2005

     18             No change in accounting principles

     19             Reference to Page 1 in Form 10-K

     21             Bank of Smithtown
                    Hauppauge, New York 11788

     23             Accountant's Consent

     24             None

     99 Independent Auditor's Report filed on Form 10-K for the year ended December 31, 2005

* Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on June 6, 1984.

Reports on Form 8-K.

(i)   Current report on Form 8-K (item 9) filed on October 21, 2005.

(ii)  Current report on Form 8-K (item 8) filed on November 12, 2005.

(iii) Current report on Form 8-K (item 8) filed on November 19, 2005.

(iv)  Current report on Form 8-K (item 8) filed on November 29, 2005.

(v)   Current report on Form 8-K (item 5) filed on December 29, 2005

(vi)  Current report on Form 8-K (item 9) filed on January 27, 2006

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      SMITHTOWN BANCORP, INC.
                                      ------------------------------------------
                                      Registrant


     Date: 2/28/06                    /s/ BRADLEY E. ROCK
                                      ------------------------------------------
                                      Bradley E. Rock, Chairman, President
                                      and Chief Executive Officer


     Date: 2/28/06                    /s/ ANITA M. FLOREK
                                      ------------------------------------------
                                      Anita M. Florek, Executive Vice President
                                      and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ BRADLEY E. ROCK                                       Date 2/28/06
     ----------------------------------------
     Bradley E. Rock, Chairman, President and
       Chief Executive Officer

     /s/ AUGUSTA KEMPER                                        Date 2/28/06
     ----------------------------------------
     Augusta Kemper, Director

     /s/ PATRICK A. GIVEN                                      Date 2/28/06
     ----------------------------------------
     Patrick A. Given, Director

     /S/ MANNY SCHWARTZ                                        Date 2/28/06
     ----------------------------------------
     Manny Schwartz, Director

     /s/ BARRY M. SEIGERMAN                                    Date 2/28/06
     ----------------------------------------
     Barry M. Seigerman, Director

     /s/ ROBERT W. SCHERDEL                                    Date 2/28/06
     ----------------------------------------
     Robert W. Scherdel, Director

     /s/ PATRICIA C. DELANEY                                   Date 2/28/06
     ----------------------------------------
     Patricia C. Delaney, Director

     /s/ SANFORD C. SCHEMAN                                    Date 2/28/06
     ----------------------------------------
     Sanford C. Scheman, Director

     /s/ HYUKMUN KWON                                          Date 2/28/06
     ----------------------------------------
     Hyukmun Kwon, Director