Form 10-Q
period 2006-03-31
SMITHTOWN BANCORP INC
filed 2006-05-09
CIK 747345

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock ($.01 Par Value) Outstanding as of May 8, 2006

8,885,589

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	5

	Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	6

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2006 and 2005	7

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

	Risk Factors – No change in factors as reported in Registrant’s Annual Report on Form 10-K

Item 2.	Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share(or Unit)	Total Number of Shares(or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares(or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	5,750	29.47	5,750	89,650
February 1, 2006 – February 28, 2006	0	0	0	89,650
March 1, 2006 – March 31, 2006	0	0	0	89,650

Total	5,750	0	5,750	89,650

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number Referred to in Item 601 of Regulation S-K	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(2)	Reports on Form 8-K

Results of Operation and Financial Condition – Filed January 25, 2006

    Incorporated by Reference

Other Events – Filed February 6, 2006

    Incorporated by Reference

Other Events – Filed March 1, 2006

    Incorporated by Reference

Other Events – Filed March 28, 2006

    Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	As of
	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$12,464	$13,107
Federal funds sold	158	360

Total cash and cash equivalents	12,622	13,467

Investment securities:
Available for sale:
Obligations of U.S. treasury	6,924	6,896
Obligations of U.S. government agencies	94,065	84,602
Mortgage-backed securities	4,243	8,080
Obligations of state and political subdivisions	12,644	13,523
Other securities	2,000	1,990

Total securities available for sale	119,876	115,091
Held to maturity:
Mortgage-backed securities	74	89
Obligations of state and political subdivisions	932	1,012

Total securities held to maturity (estimated fair value $1,012 in 2006 and $1,135 in 2005)	1,006	1,101

Total investment securities	120,882	116,192

Restricted securities	4,084	6,338

Loans	745,169	698,421
Less: allowance for loan losses	6,552	5,964

Loans, net	738,617	692,457

Bank premises and equipment	18,352	18,446

Other assets
Cash value of bank-owned life insurance	17,732	17,575
Goodwill	481	481
Intangible assets	2,585	2,831
Other	12,240	10,495

Total other assets	33,038	31,382

Total assets	$927,595	$878,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$107,505	$95,828
Money market	254,693	217,386
NOW	34,369	31,427
Savings	45,210	45,481
Time	339,007	306,803

Total deposits	780,784	696,925

Dividends payable	355	355
Other borrowings	63,740	107,949
Subordinated debt	18,217	11,000
Other liabilities	6,176	6,203

Total liabilities	869,272	822,432
Stockholders’ equity
Common Stock - $.01 par value (20,000,000 shares authorized: 7,167,280 shares issued; 5,923,726 shares outstanding)	72	72
Additional paid in capital	4,162	4,408
Unearned stock awards	—	(91)
Retained earnings	64,847	62,124
Accumulated other comprehensive loss	(696)	(601)

	68,385	65,912
Treasury stock (1,243,554 shares at cost)	(10,062)	(10,062)

Total stockholders’ equity	58,323	55,850

Total liabilities and stockholders’ equity	$927,595	$878,282

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005
Interest income
Loans	$13,713	$9,756
Federal funds sold	153	205
Investment securities:
Taxable:
Obligations of U.S. treasury	61	11
Obligations of U.S. government agencies	853	381
Mortgage - backed securities	58	44
Other securities	22	29

Subtotal	994	465
Exempt from federal income taxes:
Obligations of state & political subdivisions	125	117
Other	47	10

Total interest income	15,032	10,553

Interest expense
Money market accounts (including savings)	1,880	739
Time deposits of $100,000 or more	1,261	592
Other time deposits	2,058	1,306
Other borrowings	716	601
Subordinated debt	210	154

Total interest expense	6,125	3,392

Net interest income	8,907	7,161
Provision for loan losses	600	140

Net interest income after provision for loan losses	8,307	7,021

Noninterest income
Trust and investment services	120	103
Service charges on deposit accounts	503	471
Revenues from insurance agency	1,021	867
Net gain (loss) on sales of investment securities	(11)	4
Increase in cash value of bank owned life insurance	157	157
Other	594	393

Total noninterest income	2,384	1,995

Noninterest expense
Salaries	2,650	2,390
Pension and other employee benefits	634	609
Net occupancy expense of bank premises	873	779
Furniture and equipment expense	538	435
Amortization of intangible assets	246	18
Other	1,042	1,070

Total noninterest expense	5,983	5,301

Income before income taxes	4,708	3,715
Provision for income taxes	1,630	1,366

Net income	$3,078	$2,349

Basic earnings per share	$0.35	$0.27
Diluted earnings per share	$0.35	$0.27
Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	8,870,065	8,878,690
Weighted average common equivalent shares	8,871,712	8,878,808
Comprehensive income	$2,983	$1,925

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares outstanding)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Unearned Stock Awards	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 12/31/2004	5,923,726	$72	$4,408	$52,480	$(10,062)	$—	$45	$46,943
Comprehensive income:

Net income				2,349				2,349
Other comprehensive loss , net of tax							(424)	(424)

Total comprehensive income								1,925
Cash dividends declared				(355)				(355)

Balance at 3/31/2005	5,923,726	$72	$4,408	$54,474	$(10,062)	$—	$(379)	$48,513

Balance at 12/31/2005	5,923,726	$72	$4,408	$62,124	$(10,062)	$(91)	$(601)	$55,850
Comprehensive income:
Net income				3,078				3,078
Other comprehensive loss, net of tax							(95)	(95)

Total comprehensive income								2,983
Cash dividends declared				(355)				(355)
Transfer due to the adoption of SFAS 123R			(91)			91		—
Stock awards vested			14					14
Stock awards granted	5,750		(169)		169			—
Treasury stock purchases	(5,750)				(169)			(169)

Balance at 3/31/2006	5,923,726	$72	$4,162	$64,847	$(10,062)	$—	$(696)	$58,323

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$3,078	$2,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	453	407
Provision for loan losses	600	140
Net (gain) loss on sale of investment securities	11	(4)
Net increase (decrease) in other liabilities	(243)	645
Net (increase) decrease in other assets	(949)	346
Net increase in deferred taxes	(60)	(708)
Amortization of unearned stock awards	14	—
Increase in cash surrender value of officers’ life insurance policies	(157)	(157)
Amortization of investment security premiums and accretion of discounts, net	(1)	(212)
Amortization of intangible assets	246	18

Cash provided by operating activities	2,992	2,824

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	3,804	2,269
Proceeds from calls, repayments and maturities of held to maturity	15	22
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	16,217	7,958
Proceeds from calls, repayments and maturities of held to maturity	80	75
Purchase of investment securities:
Available for sale	(24,962)	(49,105)
Purchases of restricted securities	(1,021)	—
Redemptions of restricted securities	3,011	1,550
Loans made to customers, net	(46,748)	(6,562)
Purchase of premises and equipment	(359)	(3,106)

Cash used in investing activities	(49,963)	(46,899)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	51,655	46,613
Net increase in time deposits	32,204	61,062
Cash dividends paid	(355)	(296)
Net decrease in other borrowings	(44,209)	(32,500)
Proceeds from subordinated debt issue	7,000	—
Purchase of treasury stock	(169)	—

Cash provided by financing activities	46,126	74,879

Net change in cash and cash equivalents	(845)	30,804
Cash and cash equivalents, beginning of period	13,467	9,633

Cash and cash equivalents, end of period	$12,622	$40,437

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,660	$2,913
Income taxes	1,580	690

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements – Unaudited

(in thousands, except share and per share data)

Note 1 – Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). Since 1984, when the former shareholders of Bank of Smithtown became shareholders of Smithtown Bancorp, Inc., several additional subsidiaries have been added to the Bank. In April 2001, the Bank established a new corporation, Bank of Smithtown Insurance Agency Inc., now known as Bank of Smithtown Financial Services, Inc. for the purpose of accepting commission payments on tax deferred annuities and mutual funds. In August 2004, the Bank acquired Seigerman-Mulvey Co., Inc., now known as Bank of Smithtown Insurance Agents and Brokers, Inc. for the purpose of selling insurance products and services. As of February 2006, the Bank completed the formation of Bank of Smithtown Preferred Funding Corporation, a real estate investment trust, formed as a vehicle for capital enhancement. The corporation holds a majority of the consumer and commercial real estate loans of the Bank. These three corporations are subsidiaries of the Bank and report their income on a consolidated basis using the accrual method of accounting. During September 2003 and March 2006, the Company formed Smithtown Bancorp Capital Trust I and II, respectively. These trusts issued $11,000 and $7,000 of trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings. These debentures represent the sole assets of the trusts, the proceeds of which were used in the ordinary course of business, primarily to fund the Bank’s new loan originations. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2005 consolidated balance sheet was derived from the Company’s December 31, 2005 audited financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2006. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position and its results of operations for the periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Note 2 – Earnings Per Common Share

Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted earnings per share, which reflect the potential dilution that could occur if dilutive stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by the weighted average number of common equivalent shares outstanding for the respective period.

	Three Months Ended
Computation of per share income (in thousands, except share and per share data)	March 31, 2006	March 31, 2005
Net income	$3,078	$2,349

Common equivalent shares:

Weighted average common shares outstanding*	8,870,065	8,878,690
Weighted average common equivalent shares*	1,647	118

Weighted average common and common equivalent shares*	8,871,712	8,878,808

Basic earnings per share	$0.35	$0.27

Diluted earnings per share	$0.35	$0.27

*	Weighted average common shares outstanding and weighted average common equivalent shares have been restated for March 31, 2006 and 2005 based upon the 3:2 stock split in the form of a 50% stock dividend declared by the Company’s Board of Directors on March 27, 2006. The stock dividend was payable on May 5, 2006 to all shareholders of record as of April 21, 2006.

Note 3 – Other Stock-Based Compensation

At the April 21, 2005 Annual Meeting the shareholders of Smithtown Bancorp approved the adoption of the Smithtown Bancorp Restricted Stock Plan. 100,000 shares of common stock were allocated to the Plan. As of April 21, 2005, 4,600 shares of restricted stock were awarded to the recipients. As of January 25, 2006, an additional 5,750 shares were awarded.

For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the 2005 and 2006 Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded. The vesting period is generally five years with 20% of the award for each year vesting annually on December 31 of each year. For the quarter ended March 31, 2006, the Company recognized approximately $14,000 of compensation expense related to the shares awarded for 2005 and 2006. The Company recognized approximately $5,000 of income tax benefit resulting from this expense for that period.

As of March 31, 2006, there was approximately $246 of unrecognized compensation costs related to nonvested restricted stock plan shares. Those costs are expected to be recognized over a period of 4.75 years.

A summary of the status of the Company’s nonvested restricted stock plan shares as of March 31, 2006 and changes during the quarter ended March 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Share Value
Nonvested at beginning of period	3,680	$24.67
Granted	5,750	29.47
Vested	(518)	27.34

Nonvested at end of period	8,912	$27.61

Note 4– Employee Benefits

During 2006, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three month comparative periods were:

	For the Three Months Ended March 31,
	2006	2005
401(K) Defined Contribution Plan	$41	$36
Employee Stock Ownership Plan	50	45

It is expected that the Bank’s costs for these two plans for the twelve months ending December 31, 2006 will be approximately $164 and $200, respectively. Bank of Smithtown also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The following table details the interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the comparable three month periods.

For the Three Months Ended	Interest Cost	Amortization Cost	Amortization of Net Gain	Total Expense
March 31, 2006	$4	$8	$2	$14
March 31, 2005	5	8	2	15

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2005 and 2006, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank. The contributions accrued under this plan for the three month periods were:

	For the Three Months Ended March 31,
	2006	2005
Incentive Retirement Plan	$60	$50

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary. At March 31, 2006 and 2005, the combined cash value of these insurance policies was $13,918 and $13,429. The Bank has also established a nontax qualified Deferred Compensation Plan for certain directors and executive officers. This group of employees defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Plan for the Chief Executive Officer. This plan is partially funded by a life insurance policy with a cash value at March 31, 2006 and 2005 of $3,814 and $3,670. The Bank’s expense for this plan for the comparable three month periods was:

	For the Three Months Ended March 31,
	2006	2005
Supplemental Executive Retirement Plan	$60	$69

Note 5. Subordinated Debentures

In September, 2003 a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3-month LIBOR plus 2.99%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related debt issuance costs represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on October 8, 2008.

In March 2006, an additional trust formed by the Company issued $7,000 of initially fixed rate trust preferred securities as part of a pooled offering of such securities due June 30, 2036. These securities bear interest at 6.53% for the first five years, at which point they become floating rate securities that bear interest at 3-month LIBOR plus 1.43%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of this trust. The Company may redeem these subordinated debentures, in whole or in part, at a premium declining ratably to par on June 30, 2011.

In accordance with FASB Interpretation No. 46, as revised in December 2003, the trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation.

Item 2. - Management’s Discussion and Analysis of Financial Plan and Results of Operations

(in thousands, except share and per share data)

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by the use of the words “believe,” “expect,” “anticipate,” “project,” “estimate,” “will be,” “will continue,” “will likely result,” or similar expressions. The Company’s ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operation of the Company and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company’s operations, pricing, products, and services and other risk factors disclosed in the Company’s reports as filed with the Securities and Exchange Commission. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company’s performance.

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

Summary

Economic conditions within the Company’s market area have remained strong since yearend 2005. Growth in the local economy continues at a healthy pace. Although gasoline prices are on an upward trend, and may ultimately affect the direction of inflation, it appears that the past fifteen rate adjustments by the Federal Reserve Bank have kept inflation under control. There continues to be much talk regarding the real estate market “bubble,” but only slight price adjustments have been evident in the Company’s market area. While there may be an increase in the number of homes for sale as of the end of first quarter 2006, completely typical of the emergence of warmer weather, there is also an increased audience of buyers. While homes may take slightly longer to sell, at slightly reduced prices compared to last year, the homes nevertheless are selling. The effect of the fifteen Federal Reserve Bank increases has not significantly affected the mortgage market. Although mortgage rates have climbed, they still remain affordable to most buyers. A continuation of Fed increases could potentially change this condition.

Real estate development and construction remain strong within the five boroughs of New York City. Sections of Brooklyn have been cited in the New York Times for their huge redevelopment. Long Island, by contrast, seems to be more limited for real estate development and new construction due to limited available land. In place of new construction, there seems to be much more opportunity for building improvements and re-construction of existing homes.

These facts bode well for the Company’s fundamental line of business – commercial real estate lending on Long Island and New York City. First quarter results of operations provide evidence of the Company’s continued growth in commercial real estate lending, with continued strong asset quality.

The Company’s competition for deposits within its service area has become fierce. New financial institutions looking to gain market share have begun branching in the area, while existing banks continue to expand their franchise on the Island and in the five boroughs of New York City. Credit unions offer deposit accounts and consumer loans at rates that are beyond those that most banks can match. Insurance companies, investment banks and brokerages continue to try to steal away bank customers, and new entrants into the financial arena enter the market frequently. As discussed in the yearend report, funding remains the Company’s primary challenge this year. Continued margin compression is inevitable as long as the yield curve remains inverted or flat and the competition for deposits remains strong. Once again, results of operations for the Company during the first quarter of 2006 evidence its continued ability to substantially grow deposits, but margin compression is certainly the cost of doing business in the Long Island markets. With interest rates at or near their peak, and a yield curve that may normalize in the not too distant future, expectations for another year of record earnings by the Company are strong.

Results of operations for the first quarter of 2006 have continued to be positive. The most significant results of the quarter were as follows:

•	EPS growth over first quarter of 2005 equal to 30.00%

•	An increase in net income of $729 or 31.03% over the same period in 2005

•	An ROAE for the quarter of 21.54% as compared to 19.69% for the first quarter of 2005

•	An ROAE for the last twelve months of 21.90%

•	Loan and deposit growth for the first quarter equal to 6.69% and 12.03%, respectively

•	An 8.32% increase in efficiency from first quarter of 2005

Growth in earnings per share for the period from March 31, 2005 to March 31, 2006 reached 30.00%. This increase is virtually all attributable to increased earnings as the minimal decrease in weighted average number of shares outstanding since March 31, 2005 was due exclusively to purchases for the restricted stock plan. Net income for the quarter increased by 31.03% over the same quarter in 2005, due in large part to the growth in net interest income. A significantly higher volume of average interest earning assets totalling $837,099 at a slightly lower net interest margin of 4.25% is responsible for this increase. Growth in noninterest income of $389 or 19.50% also has contributed to the increased net income. The largest contributors to this growth during first quarter 2006 were fees collected on short term loans, fee income from additional commercial services offered by our branches, and additional fee income related to the Platinum Overdraft product. During the first quarter, the Company completed the formation of an additional subsidiary of the Bank. This subsidiary, BOS Preferred Funding Corporation, is a real estate investment trust, and was formed as a vehicle for capital enhancement for the Bank. The corporation holds a majority of the Bank’s consumer and commercial real estate loans. Income from this subsidiary is passed along to the Bank in the form of a dividend, and as such, the Company may exclude 60% of this dividend income from its New York State taxable income. This resulted in a reduction in the Company’s effective tax rate from 37.90% to 34.62% from December 31, 2005. Asset growth of 5.61% during the first quarter of 2006 represents a continuation of the strong organic growth that has been characteristic of the Company over the past ten years. This growth is primarily the result of an increased deposit and loan base. During the first quarter, net loan growth of 6.69%, the annualized equivalent of over 26% growth, was also in line with the Company’s average ten year loan growth rate of 22.9% per year. Deposit acquisition also continued at a rapid pace, with an increase of 12.03% since December 31, 2005, a very significant increase in light of the fact that this growth was accomplished without any additional branch openings. This pattern of rapid deposit growth has become very typical of the first quarter of the year. A high volume of loan originations occur during the fourth quarter of the year in conjunction with a temporary runoff of deposits. As discussed in the Company’s Annual Report on Form 10-K as of December 31, 2005, the demand for a high volume of funds by municipalities at yearend is the primary reason for this temporary runoff. As such, the Company used the wholesale markets for the short term to fund loan growth. During the first quarter, the deposits of these municipalities returned to the Bank. Various deposit campaigns and promotions were also run which resulted in a large volume of new core deposits as well as certificates of deposit. Of the $83,859 increase in total deposits from December 31, 2005 to March 31, 2006, approximately 61.60% or $51,655 was in demand, savings and money market accounts, often referred to as core deposits. The Company’s year-to-date efficiency ratio decreased from 57.79% at March 31, 2005 to 52.98% at March 31, 2006. This ratio continues to decline as Company efficiencies improve, and integration of the Bank of Smithtown Insurance Agents and Brokers, Inc. is more fully realized. This ratio may increase again as we approach the opening of our two newest branch offices during third and fourth quarter of this year. Capital ratios remain strong at March 31, a result of both increased earnings and the issuance of additional subordinated debt during the first quarter. Regulatory capital ratios remain at the well capitalized level. In order to increase the liquidity of the Company’s stock by reducing its price, the Board of Directors declared a 3:2 stock split in the form of a 50% stock dividend to all holders of record as of April 21, 2006 to be effective on May 5, 2006. This is the fifth stock split declared by the Board during the past eight years.

Comparison of Financial Position at March 31, 2006 and December 31, 2005

The structure of the Bank’s balance sheet remained stable during first quarter 2006. The largest segment of the Company’s interest earning assets remains its loan portfolio, which represents 80.33% of total assets. Growth during the first quarter of 2006 was also concentrated in this portfolio with over $46,748 of net loan growth experienced. The composition of the loan portfolio at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006		December 31, 2005
Real estate loans
Construction	$194,351	26.02%	$178,510	25.50%
Residential	130,274	17.44	120,512	17.21
Commercial	377,559	50.54	357,053	51.00
Agricultural	1,695.23		565	0.08
Commercial and industrial	41,118	5.50	41,854	5.98
Consumer	1,781.24		1,126	0.16
Other loans	261.03		511.07

Total loans	747,039	100.00%	700,131	100.00%
Less:
Unearned discount	—		1
Deferred fees	1,870		1,709
Allowance for loan losses	6,552		5,964

Loans, net	$738,617		$692,457

As can be seen from the above table, the segmentation of the loan portfolio remained stable during first quarter. The Company’s primary lending focus remains commercial real estate and construction and land loans. As the weather this winter was considerably milder than it has been in the past few years, drawdowns on construction lines as well as new construction and land loans were stronger earlier in the year. These loans tend to be of a short term nature, usually under one year, and are replaced by the Company with new loans. During the first quarter of 2006, deposits served as the primary funding vehicle for new loans. Currently the Company’s loan to deposit ratio is a strong 95.44%. The largest percentage increase in volume within the loan portfolio during the first quarter of 2006 was in the agricultural real estate loan portfolio, and was due to a drawdown on an already existing line of credit. The increase of 8.10% in residential loans was primarily to provide the funds for a few, large single family homes located in Brooklyn. The increase in commercial real estate loans was for varied purposes including mixed use (commercial and residential), retail, professional and medical facilities. These loans were collateralized by properties located in

Manhattan, Brooklyn, Queens, Nassau and Suffolk. Asset quality remains extremely strong. Loans past due 30 through 89 days increased slightly from $7,490 at December 31, 2005 to $7,599 as of March 31, 2006. Of the $7,599 in loans past due 30-89 days, the majority remains as one loan to a borrower who continues to be delinquent on his mortgage. This one loan totals $7,259, the collateral for which consists of a leasehold mortgage on two six story office buildings located on Madison Avenue in New York City appraised at $11,800. While the loan is not at a 90 day delinquency status, the borrower remains in technical default under the lease. Progress has been made in satisfying the technical defaults, and the borrower has been cooperative with the Bank with respect to loan payments, but these defaults have not yet been completely resolved, nor are continuation of payments guaranteed. Prospects for resolution still appear to be good, with cash flows from the property evidencing marked improvement since December 2005. Nonperforming loans at March 31, 2006 and December 31, 2005 were $52 and $47, respectively, representing less than .01% of total loans at both yearend 2005 and March 31, 2006. The allowance for loan loss account increased from December 31, 2005 to March 31, 2006 by $588, a result of a provision for loan losses of $600 and net charge-offs of $12. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At March 31, 2006 and December 31, 2005, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .88% and .85%, respectively. This level of reserves is adequate due to the quality of the portfolio and is within the range of peer group banks. The allowance for loan losses is an amount that management currently believes will be adequate to absorb possible incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for possible incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. Management has also set up a reserve for unfunded loan commitments and the balance in this account at first quarter end 2006 and yearend 2005 was $538 and $526. This amount is reflected in other liabilities on the balance sheet.

The next largest category of interest earning assets is the Company’s investment portfolio. The composition of the portfolio at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
Securities available for sale
Obligations of U.S. treasury	$6,924	$6,896
Obligations of U.S. government agencies	94,065	84,602
Mortgage-backed securities	4,243	8,080
Obligations of state and political subdivisions	12,644	13,523
Other securities	2,000	1,990

Total securities available for sale	$119,876	$115,091

Securities held to maturity
Mortgage-backed securities	$74	$89
Obligations of state and political subdivisions	932	1,012

Total securities held to maturity	$1,006	$1,101

Total investment securities	$120,882	$116,192

Investment securities increased by 4.04% from December 31, 2005 to March 31, 2006, but there was a relatively high level of activity within the portfolio during the quarter. This activity was primarily the result of the timing differences which occur between the acquisition of new deposits and the funding of new loans. January was a month of high loan originations. During the month, over $14,449 of net loan growth was recorded. Simultaneously, deposit acquisition was very strong with over $47,000 in new funds acquired. Due to the payoff of short term wholesale borrowings entered into at yearend 2005 in combination with maturities of existing longer term advances, $10,647 of investment securities were sold in January and were used along with the new deposit inflow to reduce borrowings and fund the new loan originations. The majority of the sold securities were medium term U.S. government agency securities with an average yield of 4.70%. These sales resulted in a small loss of $11. During the middle of the quarter, loan originations slowed as is typical during the coldest months of the winter. Payoffs were higher than normal. The reduction in the loan portfolio during the month of February of $6,945, in conjunction with the redemption of $8,620 of additional U.S. government agency securities due to maturity and call provisions, led to additional investment security purchases totalling $13,096. These new securities were also U.S. government agency securities with maturities under ten years with an average book yield of 5.12%. Due to the continued inflow of new deposits and slower loan originations early in the third month of the first quarter, additional investment security purchases were made for $11,866. These securities were short to medium term U.S. government agency securities with an average yield of 5.34%. Rather than maintaining a high level of federal funds sold during the weeks of the quarter when loan growth was slow, security purchases were able to provide a higher return on the Company’s investable funds.

Unrealized losses on available for sale securities as of March 31,2006 and December 31,2005 was $1,222 and $1,053. These unrealized losses have not been recognized into income because the bonds are of high credit quality, management has the intent and ability to hold them for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Bank premises and equipment remained level from December 31, 2005 to March 31, 2006, as minimal construction on new branch offices was begun or continued during the quarter. Shortly after March 31, construction of the Company’s new Bohemia office began. It is expected that this new location will open during the third quarter of 2006. Other assets increased by 5.28%, primarily the result of deferred taxes and accrued expenses.

On the liability side of the balance sheet, total deposits increased by 12.03% from yearend 2005 to March 31, 2006. The composition of deposits was as follows:

	March 31, 2006	December 31, 2005
Demand (non interest bearing)	$107,505	$95,828
Money market	254,693	217,386
NOW	34,369	31,427
Savings	45,210	45,481
Time	339,007	306,803

Total deposits	$780,784	$696,925

The largest increase in deposits during the first quarter was in money market accounts which grew by 17.16%. The Bank continued to pay a competitive rate of interest on the Elite money market product which was introduced in early 2005. This account pays a high rate of interest for deposits over $25 thousand. Advertising the Elite account with its competitive rate in a widely distributed Suffolk County newspaper in large part contributed to $37,307 of additional deposits. Although migration from lower paying accounts is a continued risk, these migrated funds were minimal during the first quarter. The next largest segment of percentage growth was in demand deposits, which grew by $11,677 or 12.19%. Various CD campaigns were also run during the early part of first quarter to attract new deposits. These campaigns were very successful, and resulted in $32,204 of additional deposits. The maturities of the promotional CD’s were primarily short term, with interest rates all below comparable Federal Home Loan Bank borrowing rates. Competition for deposits continues to be very strong in the Long Island market with new entrants into the marketplace increasing continuously. Banks, savings institutions, insurance companies, brokerage and investment banking firms, credit unions and other non-financial companies are the Company’s primary competitors, and acquisition of additional deposits to fund future loan growth remains the Company’s biggest challenge. With a limited number of new customers in the Bank’s service areas, part of the challenge becomes the ability to draw customers away from other deposit collecting institutions. Bank of Smithtown’s commitment to providing superior service as well as a full array of financial products, including insurance and investment offerings, has enabled the Company to grow its deposits at an annualized average rate of over 19.9% for the past ten years.

Other borrowings decreased from $107,949 at December 31, 2005 to $63,740 at March 31, 2006. These borrowings at yearend were in the form of 12 term advances as well as one drawdown on an overnight line of credit with the Federal Home Loan Bank of New York. As deposits flowed into the Bank during the first weeks of the quarter in conjunction with the sale of various investment securities, the overnight borrowings were paid down. During the month of January two term advances for $2,000 and $10,000 matured. The $2,000 advance was paid off and the $10,000 advance was renewed for a term of one year. It is expected that two new branch locations will be opened within one year from January 2006, with expectations that new deposits from these branches as well as existing branches will be used to pay off this new advance. The weighted average maturity and rate of the Bank’s current eleven term advances is 2.17 years and 4.01%, respectively. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement. Other collateral consists of securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. During the month of March 2006, a second trust formed by the Company issued $7,000 of fixed rate trust preferred securities as part of a pooled offering of such securities due June 30, 2036. The securities bear interest at a rate of 6.53% for the first five years, after which the rate fluctuates with the 3-month Libor rate plus 1.43%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of the newly formed trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on June 30, 2011. This was the second pooled offering of such securities by the Company. The first offering was issued in 2003 for $11,000. These floating rate securities bear interest at a rate of 3 month Libor plus 2.99%. The proceeds of both of these offerings were used in the ordinary course of business, primarily as a vehicle for funding new loans.

Stockholders’ equity increased from $55,850 to $58,323 at March 31, 2006, an increase of 4.43%. This growth was the result of dividends declared of $355, net income of $3,078, a decrease in accumulated other comprehensive income of $95, and a decrease in additional paid in capital resulting from the stock awards of $155. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of March 31, 2006, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of March 31, 2006, the Company’s capital ratios were 10.92%, 9.97% and 8.28%, well above these minimum guidelines. At its March 27, 2006 Board Meeting, the Board of Directors of Smithtown Bancorp approved a 3:2 stock split in the form of a 50% stock dividend for all shareholders of record as of April 21, 2006 payable May 5, 2006. This represents the Company’s fifth stock split in the past eight years. As of May 5, total outstanding shares will equal 8,885,589. Earnings per share have been recalculated retrospectively to the earliest accompanying balance sheet date.

The Company had returns on average equity of 21.54% and 21.48% and returns on average assets of 1.38% and 1.41% at first quarter end 2006 and yearend 2005, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net income for the three months ended March 31, 2006 and 2005 was $3,078 and $2,349, an increase of 31.03% and is due primarily to the 24.38% increase in net interest income. This increase in net interest income is the result of a 92.27% increase in interest income on investment securities and a 40.56% increase in interest on loans. The average balance of the Company’s investment portfolio increased significantly from March 31, 2005 to March 31, 2006. During the course of the year, loan originations are funded from existing deposits first. Once accomplished, any excess deposits are channeled into investment securities so as to maximize returns. Due to the fluctuations in timing of loan originations, the investment portfolio was increased in size at various points over the March 2005 to March 2006 year. The combination of an increased average balance of securities totalling $48,777 and an increased average yield on these securities of six basis points resulted in the $537 in higher interest income. Similarly, average loans increased from year to year by $135,409 and the average yield on these loans also increased by ninety three basis points, resulting in increased interest income on these loans of $3,957. Interest income on federal funds sold remained relatively flat although the average volume of these funds decreased by $20,342. It was the increase in average rate of 2.05% which caused the interest income to remain nearly constant from year to year. Interest expense increased by 80.57% for the first quarter of 2006 as compared to the first quarter of 2005. The greatest increase in interest expense was on money market deposits. These deposits increased in average balance by $52,108 and in average rate by 1.54%. This increase was due in large part to the Elite money market balances which carry a competitively high rate of interest, although they remain priced at a significantly lower cost than overnight borrowed funds. The next largest category of increased interest expense was for time deposits. Average balances on these deposits increased by $112,901 since March 2005. The average rate paid for these funds increased from 3.50% to 4.04% at March 31, 2006. Although this increase of fifty four basis points has contributed to the Company’s reduction in net interest margin, based on the weighted average maturity of the time deposit portfolio of 1.32 years, the current cost for these funds at 4.04% is significantly lower than comparable term Federal Home Loan Bank borrowings at 5.35%. The interest expense for the Company’s subordinated debt also increased from March 2005 to March 2006, as a result of the increase in the 3-month Libor rate.

The Company’s net interest margin for the three month period ending March 31, 2006 was 4.25% as compared to 4.29% for the same period in 2005. In light of the eight increases in the federal funds rate since March 31,2005, a four basis point decline in margin is not of large concern to management. Expectations of margin compression have been assumed based on strengthening competition for deposits and increases in market interest rates.

Noninterest income increased by 19.50% from year to year at March 31. A large part of this increase was due to revenues from the insurance agency. Typically, insurance agencies can receive “profit sharing” dollars from insurance carriers based on various factors related to the profitability of the carrier. This year, Bank of Smithtown Insurance Agents and Brokers, Inc. received a higher level of these “profit sharing” dollars than in the prior year. Fee income from the Company’s trust and investment services division has also increased this year due to the accrual of new fees on an estate. Other contributors to the higher level of noninterest income include increased fees collected on short term loans, increased fees collected on commercial services provided by branch offices, and increased fee income resulting from the Platinum Overdraft product. This level of higher noninterest income is directly related to the increased number of checking accounts held by the Bank. Also in line with general trends in the economy, income from debit card transactions has greatly increased during the first quarter of 2006 as compared to the same period in 2005. Recent studies have concluded that debit card usage has actually surpassed the usage of checks by consumers, and that result has been recognized by the Company in the form of increased fee income. Noninterest expense also increased during the current three month period over last year due in large part to compensation expense. This expense is typically higher during the first quarter due to higher Social Security taxes and other compensation related costs. First quarter 2006 expense was also increased due to higher salary, benefit costs, and incentive compensation accruals related to the Company’s expectations for current year performance. Also adding to increased noninterest expense in the current year is the amortization of the intangible assets acquired as a result of the payments for the Bank of Smiththown Insurance Agents and Brokers, Inc. acquisition. Finally, although tax dollars accrued have increased over the three month period in 2006 as compared to 2005, the effective tax rate of the Company has actually been reduced by 5.82% due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Inc.

The following table details certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Interest income on investment securities is shown on a tax-equivalent basis. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$96,651	$994	4.12%	$47,294	$475	4.02%
Nontaxable	13,873	190	5.47	14,453	178	4.93

Total investment securities	110,524	1,184	4.29	61,747	653	4.23

Total loans	708,359	13,713	7.74	572,950	9,756	6.81
Federal funds sold	13,707	153	4.45	34,049	204	2.40
Other interest-earning assets	4,509	47	4.27	4,040	42	4.22

Total interest-earning assets	837,099	15,097	7.21	672,786	10,655	6.33
Non-interest-earning assets	57,942			49,327

Total assets	$895,041			$722,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$76,404	$82	0.44%	$84,525	$53	0.25%
Money market	243,791	1,798	2.99	191,683	685	1.45
Time deposits	332,981	3,319	4.04	220,080	1,898	3.50

Total interest-bearing deposits	653,176	5,199	3.23	496,288	2,636	2.15

Other borrowings	71,537	716	4.06	70,218	602	3.48
Subordinated debt	11,156	210	7.54	11,000	154	5.60

Total interest-bearing liabilities	735,869	6,125	3.38	577,506	3,392	2.38
Non-interest bearing liabilities:
Demand deposits	96,976			92,913
Other liabilities	5,019			4,040

Total liabilities	837,864			674,459
Stockholders’ equity	57,177			47,654

Total liabilities & stockholders equity	$895,041			$722,113

Net interest income/interest rate spread		$8,972	3.83%		$7,263	3.95%

Net earning assets/net yield on average interest earning assets	$101,230		4.25%	$95,280		4.29%

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at March 31, 2006 was strong due to the high levels of unpledged marketable securities available for sale, and unused lines of credit from correspondent banks. In addition to these sources of liquidity, additional borrowing potential from the Federal Home Loan Bank at March 31, 2006 was $101,811.

On March 31, 2006 total loan commitments outstanding were $242,207, of which $124,718 represented available lines on funded loans, and $9,090 represented letters of credit. At December 31, 2005 these commitments totaled $213,178 with available lines of $121,443 and letters of credit of $8,508.

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

Recent Regulatory and Accounting Developments

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all companies to record compensation cost for equity investments provided to employees in return for employee service. The cost is measured at the fair value of the equity instruments when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the equity investments. The guidance in this SFAS was adopted as of January 1, 2006 and does not have a material effect on the Company.

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest earning assets and interest bearing liabilities. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis. The last simulation model was prepared as of February 28, 2006 and was modeled on a 100 basis point downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of February 28, 2006 and November 30, 2005.

(in thousands) Change In Interest Rates In Basis Points (Rate Shock)	As of February 28, 2006 Potential Change In Net Interest Income		As of November 30, 2005 Potential Change In Net Interest Income
	$ Change	% Change	$ Change	% Change
Up 200 basis points	(608)	(1.68)	2,903	8.01
Up 100 basis points	657	1.81	1,235	3.41
Static	—	—	—	—
Down 100 basis points	190	0.53	460	1.27

Item 4.-Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

May 9, 2006

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and
Treasurer