Form 10-Q
period 2006-06-30
SMITHTOWN BANCORP INC
filed 2006-08-08
CIK 747345

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Shares of Common Stock ($.01 Par Value) Outstanding as of August 8, 2006

8,885,589

SMITHTOWN BANCORP, INC.

INDEX

		Page

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	4

	Unaudited Consolidated Statements of Income for the Three Months Ended June 30, 2006 and 2005	5

	Unaudited Consolidated Statements of Income for the Six Months Ended June 30, 2006 and 2005	6

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Six Months Ended June 30, 2006 and 2005	7

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

	Risk Factors – No change in factors as reported in Registrant’s Annual Report on Form 10-K

Item 2.	Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share(or Unit)	Total Number of Shares(or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares(or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	1,800	24.44	1,800	132,675
May 1, 2006 – May 31, 2006	4,200	26.06	4,200	128,475
June 1, 2006 – June 30, 2006	0	0	0	0

Total	6,000	25.57	6,000	128,475

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – Election of three directors to the Board of Directors of the Bancorp

Item 5.	Other Information – None

Item 6 Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number Referred to in Item 601 of Regulation S-K	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(2) Reports on Form 8-K

Results of Operation and Financial Condition – Filed April 24, 2006

Incorporated by Reference

Other Events – Filed May 31, 2006

Incorporated by Reference

Other Events – Filed July 5, 2006

Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	As of
	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$12,718	$13,107
Federal funds sold	8,547	360

Total cash and cash equivalents	21,265	13,467
Investment securities:
Available for sale:
Obligations of U.S. treasury	6,956	6,896
Obligations of U.S. government agencies	93,612	84,602
Mortgage - backed securities	3,806	8,080
Obligations of state and political subdivisions	11,774	13,523
Other securities	1,999	1,990

Total securities available for sale	118,147	115,091
Held to maturity:
Mortgage-backed securities	62	89
Obligations of state and political subdivisions	309	1,012

Total securities held to maturity (estimated fair value $373 in 2006 and $1,135 in 2005)	371	1,101

Total investment securities	118,518	116,192

Restricted securities	4,159	6,338
Loans	786,413	698,421
Less: allowance for loan losses	7,073	5,964

Loans, net	779,340	692,457

Bank premises and equipment	18,915	18,446

Other assets
Cash value of bank-owned life insurance	17,893	17,575
Goodwill	481	481
Intangible assets	2,357	2,831
Other	13,258	10,495

Total other assets	33,989	31,382

Total assets	$976,186	$878,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$101,274	$95,828
Money market	247,967	217,386
NOW	35,259	31,427
Savings	46,391	45,481
Time	397,343	306,803

Total deposits	828,234	696,925

Dividends payable	355	355
Other borrowings	62,000	107,949
Subordinated debt	18,217	11,000
Other liabilities	6,303	6,203

Total liabilities	915,109	822,432

Stockholders’ equity
Common Stock - $.01 par value (20,000,000 shares authorized: 10,750,921 shares issued; 8,885,589 shares outstanding)	108	108
Additional paid in capital	3,994	4,372
Unearned stock awards	—	(91)
Retained earnings	68,037	62,124
Accumulated other comprehensive loss	(1,000)	(601)

	71,139	65,912
Treasury stock (1,865,331 shares at cost)	(10,062)	(10,062)

Total stockholders’ equity	61,077	55,850

Total liabilities and stockholders’ equity	$976,186	$878,282

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,
	2006	2005
Interest income
Loans	$15,210	$10,191
Federal funds sold	69	125
Investment securities:
Taxable:
Obligations of U.S. treasury	62	61
Obligations of U.S. government agencies	1,082	795
Mortgage - backed securities	45	44
Other securities	22	35

Subtotal	1,211	935
Exempt from federal income taxes:
Obligations of state & political subdivisions	118	112
Other	58	53

Total interest income	16,666	11,416

Interest expense
Money market accounts (including savings)	2,165	969
Time deposits of $100,000 or more	2,167	797
Other time deposits	1,721	1,243
Other borrowings	677	588
Subordinated debt	338	169

Total interest expense	7,068	3,766

Net interest income	9,598	7,650
Provision for loan losses	500	85

Net interest income after provision for loan losses	9,098	7,565

Noninterest income
Trust and investment services	123	111
Service charges on deposit accounts	472	504
Revenues from insurance agency	943	897
Net gain (loss) on sales of investment securities	—	9
Increase in cash value of bank owned life insurance	161	159
Other	612	416

Total noninterest income	2,311	2,096

Noninterest expense
Salaries	2,797	2,478
Pension and other employee benefits	605	559
Net occupancy expense of bank premises	858	826
Furniture and equipment expense	495	442
Amortization of intangible assets	137	36
Other	1.150	954

Total noninterest expense	6,042	5,295

Income before income taxes	5,367	4,366
Provision for income taxes	1,822	1,668

Net income	$3,545	$2,698

Basic earnings per share	$0.40	$0.30
Diluted earnings per share	$0.40	$0.30
Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	8,866,891	8,879,153
Weighted average common equivalent shares	8,869,717	8,879,153
Comprehensive income	$3,241	$3,176

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	For the Six Months Ended June 30,
	2006	2005
Interest income
Loans	$28,923	$19,947
Federal funds sold	222	330
Investment securities:
Taxable:
Obligations of U.S. treasury	123	72
Obligations of U.S. government agencies	1,935	1,176
Mortgage - backed securities	103	88
Other securities	44	74

Subtotal	2,205	1,410
Exempt from federal income taxes:
Obligations of state & political subdivisions	243	229
Other	105	95

Total interest income	31,698	22,011

Interest expense
Money market accounts (including savings)	4,045	1,708
Time deposits of $100,000 or more	3,428	1,389
Other time deposits	3,779	2,549
Other borrowings	1,393	1,189
Subordinated debt	548	323

Total interest expense	13,193	7,158

Net interest income	18,505	14,853
Provision for loan losses	1,100	225

Net interest income after provision for loan losses	17,405	14,628

Noninterest income
Trust and investment services	243	214
Service charges on deposit accounts	975	975
Revenues from insurance agency	1,964	1,764
Net gain (loss) on sales of investment securities	(11)	13
Increase in cash value of bank owned life insurance	318	316
Other	1,206	767

Total noninterest income	4,695	4,049

Noninterest expense
Salaries	5,447	4,868
Pension and other employee benefits	1,239	1,168
Net occupancy expense of bank premises	1,731	1,605
Furniture and equipment expense	1,033	877
Amortization of intangible assets	383	36
Other	2.192	2,042

Total noninterest expense	12,025	10,596

Income before income taxes	10,075	8,081
Provision for income taxes	3,452	3,034

Net income	$6,623	$5,047

Basic earnings per share	$0.75	$0.57
Diluted earnings per share	$0.75	$0.57
Cash dividends declared	$0.08	$0.08
Weighted average common shares outstanding	8,866,356	8,878,982
Weighted average common equivalent shares	8,869,959	8,878,982
Comprehensive income	$6,224	$5,101

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares outstanding)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Unearned Stock Awards	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at 12/31/2004	8,885,589	$108	$4,372	$52,480	$(10,062)	$—	$45	$46,943
Comprehensive income:
Net income				5,047				5,047
Other comprehensive loss , net of tax							54	54

Total comprehensive income								5,101
Cash dividends declared				(711)				(711)

Balance at 6/30/2005	8,885,589	$108	$4,372	$56,816	$(10,062)	$—	$99	$51,333

Balance at 12/31/2005	8,885,589	$108	$4,372	$62,124	$(10,062)	$(91)	$(601)	$55,850
Comprehensive income:
Net income				6,623				6,623
Other comprehensive income, net of tax							(399)	(399)

Total comprehensive income								6,224
Cash dividends declared				(710)				(710)
Transfer due to the adoption of SFAS 123R			(91)			91		—
Stock awards vested			36					36
Stock awards granted	14,625		(323)		323			—
Treasury stock purchases	(14,625)				(323)			(323)

Balance at 6/30/2006	8,885,589	$108	$3,994	$68,037	$(10,062)	$—	$(1,000)	$61,077

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$6,623	$5,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	453	828
Provision for loan losses	1,100	225
Net (gain) loss on sale of investment securities	11	(13)
Net increase (decrease) in other liabilities	318	(254)
Net (increase) decrease in other assets	389	(666)
Net increase in deferred taxes	(486)	(238)
Amortization of unearned stock awards	36	—
Increase in cash surrender value of officers’ life insurance policies	(318)	(316)
Amortization of investment security premiums and accretion of discounts, net	(36)	(204)
Amortization of intangible assets	383	36

Cash provided by operating activities	8,473	4,445

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	4,218	2,651
Proceeds from calls, repayments and maturities of held to maturity	27	44
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	17,062	18,364
Proceeds from calls, repayments and maturities of held to maturity	703	202
Purchase of investment securities:
Available for sale	(25,012)	(81,600)
Purchases of restricted securities	(2,220)	—
Redemptions of restricted securities	4,149	810
Loans made to customers, net	(90,006)	(48,916)
Purchase of premises and equipment	(922)	(3,885)

Cash used in investing activities	(92,001)	(112,330)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	40,770	57,448
Net increase in time deposits	90,539	73,432
Cash dividends paid	(711)	(652)
Net decrease in other borrowings	(45,949)	(17,500)
Proceeds from subordinated debt issue	7,000	—
Purchase of treasury stock	(323)	—

Cash provided by financing activities	91,326	112,728

Net change in cash and cash equivalents	7,798	4,843
Cash and cash equivalents, beginning of period	13,467	9,633

Cash and cash equivalents, end of period	$21,265	$14,476

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,309	$6,615
Income taxes	3,705	3,102

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements – Unaudited

(in thousands, except share and per share data)

Note 1 – Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). Since 1984, when the former shareholders of Bank of Smithtown became shareholders of Smithtown Bancorp, Inc., several additional subsidiaries have been added to the Bank. In April 2001, the Bank established a new corporation, Bank of Smithtown Insurance Agency, Inc., now known as Bank of Smithtown Financial Services, Inc. for the purpose of offering tax deferred annuities and mutual funds. In August 2004, the Bank acquired Seigerman-Mulvey Co., Inc., now known as Bank of Smithtown Insurance Agents and Brokers, Inc. for the purpose of selling insurance products and services. As of February 2006, the Bank completed the formation of Bank of Smithtown Preferred Funding Corporation, a real estate investment trust, formed as a vehicle for capital enhancement. The corporation holds a majority of the consumer and commercial real estate loans of the Bank. These three corporations are subsidiaries of the Bank and report their income on a consolidated basis using the accrual method of accounting. During September 2003 and March 2006, the Company formed Smithtown Bancorp Capital Trust I and II, respectively. These trusts issued $11,000 and $7,000 of trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings. These debentures represent the sole assets of the trusts, the proceeds of which were used in the ordinary course of business, primarily to fund the Bank’s new loan originations. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Computation of per share income

(in thousands, except per share data)

	Three Months Ended
	June 30, 2006	June 30, 2005
Net income	$3,545	$2,698
Common equivalent shares:
Weighted average common shares outstanding*	8,866,891	8,878,690
Weighted average common equivalent shares*	2,826	463

Weighted average common and common equivalent Shares*	8,866,891	8,879,153

Basic earnings per share	$0.40	$0.30

Diluted earnings per share	$0.40	$0.30

*	Weighted average common shares outstanding and weighted average common equivalent shares have been restated for June 30, 2005 based upon the 3:2 stock split in the form of a 50% stock dividend declared by the Company’s Board of Directors on March 27, 2006. The stock dividend was payable on May 5, 2006 to all shareholders of record as of April 21, 2006.

Note 3 – Other Stock-Based Compensation

At the April 21, 2005 Annual Meeting the shareholders of Smithtown Bancorp approved the adoption of the Smithtown Bancorp Restricted Stock Plan. 150,000 shares of common stock have been allocated to the Plan. In 2005, 6,900 shares of restricted stock were awarded to the recipients. On January 25, 2006, an additional 14,625 shares were awarded.

For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the Restricted Stock Plan in 2005 and 2006 over the vesting period at the fair market value of the shares on the date they are awarded. The vesting period is five years with twenty percent of the award for each year vesting annually on December 31 of each year. For the three and six month periods ended June 30, 2006, the Company recognized $36 and $22 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $12 and $7 during these periods respectively.

As of June 30, 2006, there was approximately $378 of unrecognized compensation costs related to nonvested restricted stock plan shares. Those costs are expected to be recognized over a period of 4.5 years.

A summary of the status of the Company’s nonvested restricted stock plan shares as of June 30, 2006 and changes during the quarter ended June 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Share Value
Nonvested at beginning of period	13,368	$18.41
Granted	6,000	25.57
Vested	(1,375)	21.43

Nonvested at end of period	17,993	$20.57

Note 4– Employee Benefits

During 2006, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three and six month comparative periods were:

	For the Three Months Ended June 30,
	2006	2005
401(K) Defined Contribution Plan	$37	$33
Employee Stock Ownership Plan	50	45

	For the Six Months Ended June 30,
	2006	2005
401(K) Defined Contribution Plan	$78	$70
Employee Stock Ownership Plan	101	90

It is expected that the Bank’s costs for these two plans for the twelve months ending December 31, 2006 will be approximately $160 and $200, respectively. Bank of Smithtown also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The following table details the interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the comparable three and six month periods.

For the Three Months Ended	Interest Cost	Amortization Cost	Amortization of Net Gain	Total Expense
June 30, 2006	$4	$8	$2	$14
June 30, 2005	5	8	2	15

For the Six Months Ended	Interest Cost	Amortization Cost	Amortization of Net Gain	Total Expense
June 30, 2006	$8	$16	$3	$27
June 30, 2005	9	16	3	28

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2005 and 2006, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank. The contributions accrued under this plan for the three and six month periods were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Incentive Retirement Plan	$66	$57	$125	$127

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period. The benefit provides post retirement life insurance up to a maximum of two and one-half times annual salary. At June 30, 2006 and 2005, the combined cash value of these insurance policies was $14,042 and $13,552. The Bank has also established a non-tax qualified Deferred Compensation Plan for certain directors and executive officers. This group of employees defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Plan for the Chief Executive Officer. This plan is partially funded by a life insurance policy with a cash value at June 30, 2006 and 2005 of $3,851 and $3,705. The Bank’s expense for this plan for the comparable three and six month periods was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Supplemental Executive Retirement Plan	$66	$69	$125	$138

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

In March 2006, an additional trust formed by the Company issued $7,000 of trust preferred securities as part of a pooled offering of such securities due June 30, 2036. These securities bear interest at 6.53% for the first five years, at which point they become floating rate securities that bear interest at 3-month LIBOR plus 1.43%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of this trust. The Company may redeem these subordinated debentures, in whole or in part, at a premium declining ratably to par on June 30, 2011.

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

Summary

Economic conditions within the Company’s market area continue to remain strong through the second quarter of 2006. Growth in the local economy continues at a healthy pace. Gasoline prices leveled off during the early and mid periods of the quarter and then began on a slightly upward trend again toward the end of the quarter. Overall, inflation appears to be under control through the Federal Reserve Bank’s seventeen rate adjustments. There continues to be much talk regarding the real estate market “bubble,” but only slight price adjustments have been evident in the Company’s market area. While there continues to be an increase in the number of homes for sale as of the end of second quarter 2006, there also appears to be an increased audience of buyers. While homes may take slightly longer to sell, at slightly reduced prices compared to last year when prices were at an all time high, homes nevertheless are selling. The effect of the seventeen Federal Reserve Bank increases has slowed down the refinance and home equity lending business, an area of lending to which Bank of Smithtown does not aggressively partake. Although mortgage rates have climbed, they still remain affordable to most buyers within the Company’s service area. A continuation of Federal Reserve Bank increases could potentially change this condition. Real estate development and construction remain strong within Manhattan and its five boroughs. Long Island, by contrast, is more limited for real estate development and new construction due to limited available land. In place of new construction, there is much more opportunity for building improvements and re-construction of existing homes.

Rate increases effected by the Federal Open Market Committee have continued to positively impact the Bank’s loan portfolio, as approximately one third of the loans within the portfolio reprice every ninety days. 28.25% of the portfolio are floating rate loans indexed to the highest rate published as the prime rate in the Wall Street Journal and reprice immediately. Although the Federal Reserve Board’s rate increases tend to exert negative pressure on deposit pricing, with management’s tight control over deposit rate adjustments, the Bank experienced no margin erosion during the second quarter of 2006.

A strong local economy bodes well for the Company’s fundamental line of business – commercial real estate lending on Long Island, and New York City. Second quarter results of operations provide evidence of the Company’s continued growth in commercial real estate lending, with continued strong asset quality.

The Company’s competition for deposits within its service area remains fierce. New financial institutions looking to gain marketshare continue to “invade” the area, while existing banks continue to expand their franchise on Long Island and in Manhattan and its boroughs. Credit unions offer deposit accounts and consumer loans at rates that are beyond those that most banks can match. Insurance companies, investment banks and brokerages continue to try to steal away bank customers, and new entrants into the financial arena enter the market frequently. Obtaining reasonably priced funding to fuel loan growth has been and will continue to be the Company’s biggest challenge. Margin compression is inevitable as long as the yield curve remains inverted or flat and the competition for deposits remains strong. Results of operations for the Company during the second quarter of 2006 evidence its continued ability to substantially grow loans and deposits with no margin compression. Based on the level of earnings for the first six months of 2006, and management’s projections of continued growth in assets throughout the remainder of the year, expectations for another year of record earnings by the Company are strong.

Results of operation for the second quarter of 2006 have continued to be positive. The most significant results of the quarter and year were as follows:

•	EPS growth over second quarter and the first half of 2005 equal to 33.33% and 31.58%, respectively

•	An increase in net income for the second quarter of 2006 over 2005 of 31.39%

•	An increase in net income for the first six months of 2006 over 2005 of 31.23%

•	An ROAE for the second quarter of 23.71% as compared to 21.27% for the second quarter of 2005

•	An ROAE for the first six months of 22.65% vs. 20.50% for the same period in 2005

•	Loan and deposit growth for the second quarter equal to 5.53% and 6.08%, respectively

Growth in earnings per share for the period from June 30, 2005 to June 30, 2006 reached 31.58%. This increase is virtually all attributable to increased earnings as the minimal decrease in weighted average number of shares outstanding since June 30, 2005 was due exclusively to purchases for the restricted stock plan. Net income for the quarter increased by 31.39% over the same quarter in 2005, due in large part to the growth in net interest income. A significantly higher volume of average interest earning assets totalling $894,423 at a slightly higher net interest margin of 4.31% is responsible for this increase. Growth in non-interest income of $215 or 10.26% also has contributed to the increased net income. The largest contributors to this growth during second quarter 2006 were increased revenues from Bank of Smithtown Insurance Agents and Brokers, Inc., fee income from additional commercial services offered by our branches, fee income related to customers’ usage of debit cards and fees earned related to balances held at correspondent banks for the purpose of official check clearing. During the first quarter of 2006, the Company completed the formation of an additional subsidiary of the Bank. This subsidiary, BOS Preferred Funding Corporation, is a real estate investment trust, and was formed as a vehicle for capital enhancement for the Bank. The corporation holds a majority of the Bank’s consumer and commercial real estate loans. Income from this subsidiary is passed along to the Bank in the form of a dividend, and as such, the Company may exclude 60% of this dividend income from its New York State taxable income. This resulted in a reduction in the Company’s effective tax rate from 37.90% for the twelve month period ended December 31, 2005 to 34.26% for the six month period ended June 30, 2006. Asset growth of 5.61% and 5.24% during the first and second quarters of 2006 represent a continuation of the strong organic growth that has been characteristic of the Company over the past ten years. This growth is primarily the result of an increased deposit and loan base. During the first and second quarters, net loan growth of 6.69% and 5.53%, the annualized equivalent of over 24% growth, was also in line with the Company’s average ten year loan growth rate of 22.9%. Deposit acquisition also continued at a rapid pace, with an increase of 12.03% and 6.08% during first and second quarter, respectively, a very significant increase in light of the fact that this growth was accomplished, once again, without any additional branch openings. The rapid deposit growth during the first quarter of the year is typical based on the activity of municipalities that maintain balances at the Bank. As discussed in the Company’s Annual Report on Form 10-K as of December 31, 2005, the demand for a high volume of funds by municipalities at yearend results in a decrease in their balances by December 31. During the first quarter, the deposits of these municipalities are returned to the Bank. Various deposit campaigns and promotions were also run during the first quarter which resulted in a large volume of new core deposits as well as certificates of deposit. Growth during the second quarter of 2006 was slower and was limited to the funding necessary for new loan originations. As rate pressures have increased during the year, acquisition of interest bearing deposits was limited to those balances that could be obtained at rates lower than comparable Federal Home Loan Bank advance rates. Efforts to attract new demand deposits, however, remained strong throughout the quarter, although results were marginal. Of the $47,450 increase in total deposits from March 31, 2006 to June 30, 2006, the increase in certificates of deposit was $58,336 with a corresponding decrease in demand deposits and money market deposits of $6,231 and $6,726. Once again, municipal deposits are primarily responsible for the decline in money market balances. The withdrawal of funds in late June from their deposit accounts to settle their end of school year payables is responsible for approximately $15,000 of money market account runoff. These deposits are usually returned to the Bank as the third and fourth quarter progress. The Company’s year-to-date efficiency ratio decreased from 52.98% for the quarter ended March 31, 2006 to 50.85% for the quarter ended June 30, 2006. This ratio continues to decline as Company efficiencies improve, and integration of the Bank of Smithtown Insurance Agents and Brokers, Inc. is more fully realized. This ratio may increase again as we approach the opening of our two newest branch offices during third and fourth quarter of this year. Capital ratios remain strong at June 30, a result of both increased earnings and the issuance of additional subordinated debt during the first quarter. Regulatory capital ratios remain at the well capitalized level. In order to increase the liquidity of the Company’s stock by reducing its price, the Board of Director’s declared a 3:2 stock split in the form of a 50% stock dividend to all holders of record as of April 21, 2006 and effected on May 5, 2006. This was the fifth stock split declared by the Board during the past eight years.

Comparison of Financial Position at June 30, 2006 and March 31, 2006

The structure of the Bank’s balance sheet remained stable during the second quarter of 2006. The largest segment of the Company’s interest earning assets remains its loan portfolio, which represents 80.56% of total assets. Growth during the second quarter of 2006 was concentrated in the portfolio with over $41,244 of net loan growth experienced. The composition of the loan portfolio at June 30 and March 31, 2006 was as follows:

	June 30, 2006		March 31, 2006
Real estate loans
Construction	199,913	25.36%	$194,351	26.02%
Residential	161,049	20.43	130,274	17.44
Commercial	378,329	47.99	377,559	50.54
Agricultural	1,695.21		1,695	0.23
Commercial and industrial	44,861	5.69	41,118	5.50
Consumer	2,327.29		1,781	0.24
Other loans	253.03		261	0.03

Total loans	788,427	100.00%	747,039	100.00%
Less:
Deferred fees	2,014		1,870
Allowance for loan losses	7,073		6,552

Loans, net	$779,340		$738,617

As can be seen from the above table, the segmentation of the loan portfolio remained stable during the second quarter. The Company’s primary lending focus remains commercial real estate and construction and land loans. During the second quarter of 2006, deposits served as the primary funding vehicle for new loans. Currently the Company’s loan to deposit ratio is a strong 94.95%. The largest increase in volume within the loan portfolio during the second quarter of 2006 was in the residential real estate loan portfolio, and was primarily in one to four family residential properties. These types of loans tend to have a longer average life than short term construction loans, which need to be replaced frequently, but a shorter average life than commercial real estate loans. It is a strategic goal of management to increase the volume of residential loans during 2006. The increase in commercial real estate loans was attributable to loans for varied purposes including mixed use (commercial and residential), retail, professional and medical facilities. These loans were collateralized by properties located in Manhattan, Brooklyn, Queens, Nassau and Suffolk. Asset quality remains strong. Nonperforming loans continue to be at very low levels, standing at less than .08% of the total loan portfolio at quarter-end. Loans past due 30 through 89 days increased from $7,599 at March 31, 2006 to $8,930 as of June 30, 2006. Of the $8,930 in loans past due 30 – 89 days, most of that balance remains in one loan which was first discussed in the Company’s 10K as of December 31, 2004. The principal balance of the loan is $7,226 secured by a leasehold mortgage on two six-story buildings located on Madison Avenue in New York City. The value of the leasehold was appraised at $11,800 in November, 2003. The borrower continues to make payments, but the payments have been slow. The Bank continues to explore a variety of options with the borrower which will either bring the payments current or result in a sale of the leasehold interest. Whatever the resolution of this matter, given the value of the property, the Bank would not expect to lose any principal on this loan. If it were to become necessary, however, to foreclose on the leasehold mortgage and place the loan on nonaccrual status until the property interest is sold, it is possible that this process and the attendant expenses could result in a small reduction in earnings. The same borrower had two other loans in New York City with the Bank, and both of these properties were sold during 2005 without the need for a foreclosure proceeding and without any loss to the Bank. The balance of $1,704 in the 30 – 89 day category rests in two commercial real estate loans to the same entity, the sole principal of which recently passed away. Both properties are tenanted and appear to have equity in them, and the Bank has begun to work with the counsel to the representative of the principal’s estate to resolve these matters. Two additional commercial real estate loans to an entity owned by the same principal totalling $603 are past due 90 days or more , but remain accruing loans. Cash flow from these two properties is more than sufficient to cover the debt service and is expected to be released to the Bank during third quarter. Non-accrual loans at June 30, 2006 total $10. The allowance for loan loss account increased from March 31, 2006 to June 30, 2006 by $521, largely a result of the provision for loan losses of $500. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At June 30, 2006 and March 31, 2006, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .90% and .88%, respectively. This level of reserves is adequate due to the quality of the portfolio and is within the range of peer group banks. The allowance for loan losses is an amount that management currently believes will be adequate to absorb possible incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. Management has also set up a reserve for unfunded loan commitments and the balance in this account at June 30, 2006 was $109. This amount is reflected in other liabilities on the balance sheet.

The next largest category of interest earning assets is the Company’s investment portfolio. The composition of the portfolio at June 30, 2006 and March 31, 2006 was as follows:

	June 30, 2006	March 31, 2006
Securities available for sale
Obligations of U.S. treasury	$6,956	$6,924
Obligations of U.S. government agencies	93,612	94,065
Mortgage-backed securities	3,806	4,243
Obligations of state and political subdivisions	11,774	12,644
Other securities	1,999	2,000

Total securities available for sale	$118,147	$119,876

Securities held to maturity
Mortgage-backed securities	$62	$74
Obligations of state and political subdivisions	309	932

Total securities held to maturity	$371	$1,006

Total investment securities	$118,518	$120,882

Investment securities decreased by a slight 1.96% from March 31, 2006 to June 30, 2006, with minimal activity within the portfolio during the quarter. As interest rates continued to increase during the second quarter with two additional upward rate adjustments made by the Federal Reserve Bank, it became increasingly important to manage the acquisition of new funding with the origination of new loans. Although perfect matching of the two balances is not often attainable, the Company had no excess funds during the quarter to invest in securities. During short periods of excess deposits, the funds remained in federal funds sold as the yield on these funds was at times higher than could be obtained in the securities markets. The $1,740 of short term wholesale borrowings entered into at the end of the first quarter of 2006 were paid off with deposits that were acquired early in the second quarter.

Unrealized losses on available for sale securities as of June 30, 2006 and March 31,2006 was $1,753 and $1,222. These unrealized losses have not been recognized into income because the bonds are of high credit quality, management has the intent and ability to hold them for the forseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Bank premises and equipment increased slightly from March 31 to June 30, 2006, as construction on new branch offices was begun or continued during the quarter. Shortly after March 31, construction of the Company’s new Bohemia office began. It is expected that this new location will open during the third quarter. Other assets increased by 2.88%, primarily the result of deferred taxes and accrued expenses.

On the liability side of the balance sheet, total deposits increased by 6.08% from the end of the first quarter of 2006 to June 30, 2006. The composition of deposits was as follows:

	June 30, 2006	March 31, 2006
Demand (non interest bearing)	$101,274	$107,505
Money market	247,967	254,693
NOW	35,259	34,369
Savings	46,391	45,210
Time	397,343	339,007

Total deposits	$828,234	$780,784

The largest increase in deposits during the second quarter was in time deposit accounts which grew by 17.21%. These deposits were gathered to provide the funding for new loan originations. Although the rates paid on the promotional products were high, they were below comparable term Federal Home Loan Bank advance rates. The majority of the certificates opened were within the six to fifteen month maturity time frame, so as to be able to take advantage of a lower rate environment, should that be the direction the Federal Reserve Bank moves at the time of their maturity. As compared to the first quarter of 2006, during which time most new deposits were core, second quarter actually evidenced a decrease in core deposits, continued proof of the fierce competition for these deposits. The competition for deposits continues to be very strong in the Long Island market with new entrants into the marketplace increasing continuously. Banks, savings institutions, insurance companies, brokerage and investment banking firms, credit unions and other non-financial companies are the Bank’s primary competitors, and acquisition of additional reasonably priced deposits to fund future loan growth remains the Bank’s biggest challenge. With a limited number of new customers in the Bank’s service areas, part of the challenge becomes the ability to draw customers away from other deposit collecting institutions. The Bank remains committed to increasing core deposits by providing the best “non-rate sensitive” service to our cutomers as well as a full array of products including insurance, brokerage and trust services. Savings balances increased by 2.61%, due in large part to the new Premium savings account that provides tiered interest rates tied to incremental balance levels. Money market balances decreased by 2.64% from March 31 to June 30, 2006, due primarily to over $15,000 in withdrawals at the end of the quarter by municipalities for their required seasonal payments. The Bank continued to promote its Elite money market account throughout the quarter and was very successful in acquiring new money. These new deposits of over $16,000 were acquired at rates well below any overnight or term borrowing rates. The Company’s success at adding these relatively low cost savings and money market balances as well as reasonably priced certificates of deposit certainly contributed to the increase in net interest margin achieved during the second quarter.

Other borrowings decreased from $63,740 at March 31, 2006 to $62,000 at June 30, 2006. The $62,000 in borrowings at quarterend were in the form of eleven term advances from the Federal Home Loan Bank of New York. The one overnight line of credit for $1,740 that was outstanding at March 31 was paid off early in the second quarter. The weighted average maturity and rate of the Bank’s current eleven term advances is 1.92 years and 4.01%, respectively. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement as well as various securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. During the month of March 2006, a second trust formed by the Company issued $7,000 of adjustable rate trust preferred securities as part of a pooled offering of such securities due June 30, 2036. The securities bear interest at a rate of 6.53% for the first five years, after which the rate fluctuates with the 3-month Libor rate plus 1.43%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of the newly formed trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on June 30, 2011. This was the second pooled offering of such securities by the Company. The first offering was issued in 2003 for $11,000. These floating rate securities bear interest at a rate of 3 month Libor plus 2.99%. The proceeds of both of these offerings were used in the ordinary course of business, primarily as a vehicle for funding new loans.

Stockholders’ equity increased from $58,323 at March 31 to $61,077 at June 30, 2006, an increase of 4.72%, primarily the result of $3,545 of net income. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of June 30, 2006, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of June 30, 2006, the Company’s capital ratios were 10.86%, 9.94% and 8.15%, well above these minimum guidelines. At its March 27, 2006 Board Meeting, the Board of Directors of Smithtown Bancorp approved a 3:2 stock split in the form of a 50% stock dividend for all shareholders of record as of April 21, 2006 payable May 5, 2006. This represented the Company’s fifth stock split in the past eight years. As of May 5, 2006, total outstanding shares were 8,885,589. Earnings per share have been restated as a result of the stock split.

The Company had quarterly and year to date returns on average equity of 23.71% and 22.65% and quarterly and year to date returns on average assets of 1.49% and 1.43% at June 30, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

Net income for the three months ended June 30, 2006 and 2005 was $3,545 and $2,698, an increase of 31.39% and is due primarily to the 25.46% increase in net interest income. This increase in net interest income is the result of a 26.93% increase in interest income on investment securities and a 49.25% increase in interest on loans. The average balance of the Company’s investment portfolio increased significantly from June 30, 2005 to June 30, 2006. During the course of the year, loan originations are funded from existing deposits first. Once accomplished, any excess deposits are channeled into investment securities so as to maximize returns. Due to the fluctuations in timing of loan originations, the investment portfolio was increased in size at various points over the June 2005 to June 2006 year. The combination of an increased average balance of securities totalling $28,817 and an increased average taxable equivalent yield on these securities of forty basis points resulted in the higher interest income. Similarly, average loans increased from year to year by $161,862 and the average yield on these loans also increased by ninety one basis points, resulting in increased interest income on these loans for the three month period of $5,019. Interest income on federal funds sold decreased over the year to year period as the average volume of these funds decreased by $16,141. It was the increase in average rate paid on these federal funds of 2.08% which caused the interest income to only decline by 32.73%. Interest expense increased by 80.31% for the second quarter of 2006 as compared to the second quarter of 2005. The greatest increase in interest expense was on time deposits. These deposits increased in average balance by $122,853 and in average rate by 18.62% for the first six months of 2006 vs. the same period in 2005. Although these additional time deposits have increased the Bank’s cost of funds, based on the weighted average rate of 4.84% and weighted average maturity of .54 years for the time deposits acquired this year, a comparable Federal Home Loan Bank term borrowing would have cost the Company well over 5%. The next largest category of increased interest expense was for money market balances. Average balances on these deposits increased by $45,556 since June 2005. The average rate paid for these funds increased from 1.61% for the first six months of 2005 to 3.14% at June 30, 2006, still a very low cost form of funding. The interest expense for the Company’s subordinated debt also increased from June 2005 to June 2006, as a result of the increase in the 3-month Libor rate and the addition of the $7,000 new offering added to the balance sheet as of March 29, 2006.

The Company’s net interest margin for the three and six month period ending June 30, 2006 was 4.31% and 4.28%, respectively, an increase from 4.25% at March 31, 2006. In light of two additional Federal Reserve Bank rate adjustments since March 31, 2006, a three basis point increase in margin is unlike the results most of our peers have experienced, and is a credit to the Company’s Asset Liability Management Committee. Expectations of future margin compression are assumed based on strengthening competition for deposits and increases in market interest rates.

Noninterest income increased by 10.26% during the comparable three month period in 2006 and 2005. A large part of this increase was due to a fee generating service provided at some of our branch offices related to cash counting. The increase is also a result of additional revenues received from Bank of Smithtown Insurance Agents and Brokers, Inc. Income from the Company’s trust and investment services division has also increased by 10.81% this quarter over the comparable period in 2005 due to the fees received from the administration of a large estate In line with general trends in the economy, income from debit card transactions has continued to increase. Recent studies have concluded that debit card usage has actually surpassed the usage of checks by consumers, and that result has been recognized by the Company in the form of increased fee income. Noninterest expense also increased by 14.11% during the current three month period over the same period last year due in large part to compensation expense. Second quarter 2006 expense was higher than second quarter expense in 2005 due to higher salary, benefit costs, and incentive compensation accruals related to the Company’s expectations for current year performance. Also adding to increased noninterest expense in the current year is the amortization of the intangible assets acquired as a result of the payments made for the Bank of Smiththown Insurance Agents and Brokers, Inc. acquisition. Occupancy and furniture and equipment expense continue to increase at 3.87% and 11.99%, respectively, this quarter over the same quarter in 2005 primarily related to increasing rental expenses on existing and new lease arrangements. Increased depreciation expenses related to existing building and leasehold improvements as well as technology upgrades have also contributed to the increase in furniture and equipment expense. Finally, although tax dollars accrued have increased over the six month period in 2006 as compared to 2005, the effective tax rate of the Company has actually been reduced by 9.60 % due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Inc.

Comparision of Operating Results for the Six Months Ended June 30, 2006 and 2005

Net income for the six months ended June 30, 2006 and 2005 was $6,623 and $5,047, an increase of 31.23%. This increase was a result of the higher average balance of interest earning assets held during 2006 over 2005 and the higher average rate of interest earned on these assets. This increase of $174,991 in average volume and .94% in average rate resulted in $9,694 of increased interest income on these assets. The two major components of interest income, loans and investment securities, both grew during 2006 over 2005, and as a result of the increased rate environment, their respective interest rates also increased. As new deposits were collected during 2006, these funds were first used to reduce the level of borrowings outstanding at yearend 2006, and then were deployed primarily into new loan originations. The average balance of interest bearing liabilities also increased during the six month period in 2006 over the comparable period in 2005. The result of this increased average volume of $165,623 and increased average rate of 1.08% caused an increase in interest expense of $6,035. This increase in interest expense was a natural derivative of remaining competitive on the rates paid for deposit products. Net interest income for the comparable six month periods grew by $3,665, on a tax equivalent basis. The Company’s net interest margin for the six month period of 2006 was 4.28% as compared to 4.32% for the comparable period in 2005.

The level of noninterest income also increased by 15.95% during the six month period of 2006 over the same period in 2005. This increase was largely the result of additional income earned by the Bank’s insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., and additional income generated from commercial cash counting services offered at various branch offices. Noninterest expense also increased 13.49% during 2006 over 2005, and this increase was primarily due to additional depreciation expenses related to new branch offices and the computer equipment required for these offices. Also contributing to the higher level of noninterest expense was the increased amortization of intangible assets acquired as a result of payments made for the insurance agency acquisition. Earnings per share for the six month period in 2006 was $.75 as compared to $.57, an increase of 31.58%.

The following table details certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for the periods indicated. Interest income on investment securities is shown on a tax-equivalent basis. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$101,784	$2,205	4.33%	$71,815	$1,410	3.93%
Nontaxable	13,411	368	5.49	14,563	347	4.77

Total investment securities	115,195	2,573	4.47	86,378	1,757	4.07

Total Loans	736,672	28,923	7.85	574,810	1 9,947	6.94
Federal funds sold	9,584	222	4.63	25,725	330	2.55
Other interest-earning assets	4,468	105	4.74	4,015	95	4.73

Total interest-earning assets	865,919	31,823	7.35	690,928	22,129	6.41
Non-interest-earning assets	57,777			51,924

Total assets	$923,696			$742,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$79,242	$211	0.54%	$85,618	$108	0.25%
Money market	245,608	3,834	3.15	200,052	1,600	1.61
Time deposits	350,719	7,207	4.14	227,866	3,938	3.49

Total interest-bearing deposits	675,569	11,252	3.36	513,536	5,646	2.22

Other borrowings	69,333	1,393	4.05	68,837	1,189	3.48
Subordinated debt	14,094	548	7.73	11,000	323	5.84

Total interest-bearing liabilities	758,996	13,193	3.51	593,373	7,158	2.43
Non-interest bearing liabilities:
Demand deposits	99,863			99,034
Other liabilities	6,348			1,210

Total liabilities	865,207			693,617
Stockholders’ equity	58,489			49,235

Total liabilites & stockholders equity	$923,696			$742,852

Net interest income/interest rate spread		$18,630	3.84%		$14,971	3.98%

Net earning assets/net yield on average interest earning assets	$106,923		4.28%	$97,555		4.32%

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at June 30, 2006 was strong due to the high levels of unpledged marketable securities available for sale, and unused lines of credit from correspondent banks. In addition to these sources of liquidity, additional borrowing potential from the Federal Home Loan Bank at June 30, 2006 was $113,598.

On June 30, 2006 total loan commitments outstanding were $234,085, of which $130,723 represented available lines on funded loans, and $9,419 represented letters of credit. At June 30, 2005 these commitments totaled $183,188 with available lines of $98,358 and letters of credit totalling $6,083.

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

SFAS 48, “Accounting for Uncertainty In Income Taxes,” revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest earning assets. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis. The last simulation model was prepared as of May 31, 2006 and was modeled on a 100 basis point downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of May 31, 2006 and May 31, 2005.

(in thousands) Change In Interest Rates In Basis Points (Rate Shock)	As of May 31, 2006 Potential Change In Net Interest Income		As of May 31,2005 Potential Change In Net Interest Income
	$ Change	% Change	$ Change	% Change
Up 200 basis points	1,640	3.88	1,650	4.92
Up 100 basis points	1,768	4.18	—	—
Static	—	—	—	—
Down 100 basis points	236	0.56	(1,184)	(3.53)

Item 4.-Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

August 8, 2006

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and Treasurer