Form 10-Q
period 2006-09-30
SMITHTOWN BANCORP INC
filed 2006-11-09
CIK 747345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Shares of Common Stock ($.01 Par Value) Outstanding as of November 8, 2006
8,885,589

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

Unaudited Consolidated Statements of Income for the Three Months Ended September 30, 2006 and 2005

Unaudited Consolidated Statements of Income for the Nine Months Ended September 30, 2006 and 2005

Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Nine Months Ended September 30, 2006 and 2005

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

Risk Factors - No change in factors as reported in Registrant’s Annual Report on Form 10-K

Item 2.	Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				Number
			Total Number of	(or Approximate
			Shares(or Units)	Dollar Value) of
	Total		Purchased as	Shares(or Units)
	Number	Average	Part of Publicly	That May Yet Be
	of Shares	Price	Announced	Purchased Under
	(or Units)	Paid Per	Plans	the Plans
Period	Purchased	Share(or Unit)	or Programs	or Programs
July 1, 2006 - July 31, 2006	0	0	0	128,475
August 1, 2006 - August 31, 2006	0	0	0	128,475
September 1, 2006 - September 30, 2006	0	0	0	128,475
Total	0	0	0	128,475

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits
Exhibit Number Referred to in Item 6.01 of Regulation S-K	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(2)	Reports on Form 8-K

Other Events - Filed July 14, 2006 Incorporated by Reference
Other Events - Filed July 26, 2006 Incorporated by Reference
Results of Operation and Financial Condition - Filed July 27, 2006 Incorporated by Reference
Other Events - Filed August 31, 2006 Incorporated by Reference
Other Events - Filed September 20, 2006 Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	As of
	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$10,480	$13,107
Federal funds sold	11,371	360
Total cash and cash equivalents	21,851	13,467

Investment securities:
Available for sale:
Obligations of U.S. treasury	1,990	6,896
Obligations of U.S. government agencies	97,499	84,602
Mortgage - backed securities	3,366	8,080
Obligations of state and political subdivisions	9,344	13,523
Other securities	3,966	1,990
Total securities available for sale	116,165	115,091
Held to maturity:
Mortgage-backed securities	51	89
Obligations of state and political subdivisions	308	1,012
Total securities held to maturity (estimated fair value
$373 in 2006 and $1,135 in 2005)	359	1,101
Total investment securities	116,524	116,192

Restricted securities	4,043	6,338

Loans	805,056	698,421
Less: allowance for loan losses	7,372	5,964
Loans, net	797,684	692,457

Bank premises and equipment	19,954	18,446

Other assets
Cash value of bank-owned life insurance	18,057	17,575
Goodwill	2,077	481
Intangible assets	2,127	2,831
Other	13,364	10,495
Total other assets	35,625	31,382
Total assets	$995,681	$878,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$101,231	$95,828
Money market	243,195	217,386
NOW	36,080	31,427
Savings	48,253	45,481
Time	420,881	306,803
Total deposits	849,640	696,925

Dividends payable	355	355
Other borrowings	55,000	107,949
Subordinated debt	18,217	11,000
Other liabilities	7,491	6,203
Total liabilities	930,703	822,432

Stockholders' equity
Common Stock - $.01 par value (20,000,000 shares authorized: 10,750,920 shares issued; 8,885,589 shares outstanding)	108	108
Additional paid in capital	4,020	4,372
Unearned stock awards	—	(91)
Retained earnings	71,330	62,124
Accumulated other comprehensive loss	(418)	(601)
	75,040	65,912
Treasury stock (1,865,331 shares at cost)	(10,062)	(10,062)
Total stockholders' equity	64,978	55,850
Total liabilities and stockholders' equity	$995,681	$878,282

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except share and per share data)	For the Three Months Ended
	September 30,
	2006	2005
Interest income
Loans	$15,757	$11,432
Federal funds sold	127	146
Investment securities:
Taxable:
Obligations of U.S. treasury	45	62
Obligations of U.S. government agencies	1,119	815
Mortgage - backed securities	43	47
Other securities	27	26
Subtotal	1,234	950
Exempt from federal income taxes:
Obligations of state & political subdivisions	105	119
Other	75	54
Total interest income	17,298	12,701

Interest expense
Money market accounts (including savings)	2,278	1,196
Time deposits of $100,000 or more	1,659	882
Other time deposits	2,861	1,518
Other borrowings	572	600
Subordinated debt	355	185
Total interest expense	7,725	4,381

Net interest income	9,573	8,320
Provision for loan losses	300	300
Net interest income after provision for loan losses	9,273	8,020

Noninterest income
Trust and investment services	121	116
Service charges on deposit accounts	448	500
Revenues from insurance agency	984	900
Net gain on sales of investment securities	205	--
Increase in cash value of bank owned life insurance	164	157
Other	588	460
Total noninterest income	2,510	2,133

Noninterest expense
Salaries	2,823	2,652
Pension and other employee benefits	587	575
Net occupancy expense of bank premises	907	800
Furniture and equipment expense	560	487
Amortization of intangible assets	229	18
Other	1,051	911
Total noninterest expense	6,157	5,443

Income before income taxes	5,626	4,710
Provision for income taxes	1,977	1,764
Net income	$3,649	$2,946

Basic earnings per share	$0.41	$0.33
Diluted earnings per share	$0.41	$0.33
Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	8,867,968	8,879,497
Weighted average common equivalent shares	8,871,139	8,879,681
Comprehensive income	$4,231	$2,515

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except share and per share data)	For the Nine Months Ended
	September 30,
	2006	2005
Interest income
Loans	$44,680	$31,379
Federal funds sold	349	476
Investment securities:
Taxable:
Obligations of U.S. treasury	168	134
Obligations of U.S. government agencies	3,054	1,991
Mortgage - backed securities	146	135
Other securities	71	100
Subtotal	3,439	2,360
Exempt from federal income taxes:
Obligations of state & political subdivisions	348	348
Other	180	149
Total interest income	48,996	34,712

Interest expense
Money market accounts (including savings)	6,323	2,904
Time deposits of $100,000 or more	4,075	2,271
Other time deposits	7,652	4,067
Other borrowings	1,965	1,789
Subordinated debt	903	508
Total interest expense	20,918	11,539

Net interest income	28,078	23,173
Provision for loan losses	1,400	525
Net interest income after provision for loan losses	26,678	22,648

Noninterest income
Trust and investment services	364	330
Service charges on deposit accounts	1,423	1,475
Revenues from insurance agency	2,948	2,664
Net gain on sales of investment securities	194	13
Increase in cash value of bank owned life insurance	482	473
Other	1,794	1,227
Total noninterest income	7,205	6,182

Noninterest expense
Salaries	8,270	7,520
Pension and other employee benefits	1,826	1,743
Net occupancy expense of bank premises	2,638	2,405
Furniture and equipment expense	1,593	1,364
Amortization of intangible assets	612	54
Other	3,243	2,953
Total noninterest expense	18,182	16,039

Income before income taxes	15,701	12,791
Provision for income taxes	5,429	4,798
Net income	$10,272	$7,993

Basic earnings per share	$1.16	$0.90
Diluted earnings per share	$1.16	$0.90
Cash dividends declared	$0.12	$0.12
Weighted average common shares outstanding	8,866,895	8,879,155
Weighted average common equivalent shares	8,873,669	8,880,063
Comprehensive income	$10,455	$7,616

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

(in thousands, except shares outstanding)
							Accumulated
	Common Stock		Additional			Unearned	Other	Total
	Shares		Paid In	Retained	Treasury	Stock	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Earnings	Stock	Awards	Income(Loss)	Equity

Balance at 12/31/2004	8,885,589	$108	$4,372	$52,480	$(10,062)	$—	$45	$46,943
Comprehensive income:
Net income				7,993				7,993
Other comprehensive loss , net of tax							(377)	(377)
Total comprehensive income								7,616
Cash dividends declared				(1,066)				(1,066)
Stock awards vested						12		12
Stock awards granted	(6,900)				114	(114)		---
Treasury stock purchases	6,900				(114)			(114)
Balance at 9/30/2005	8,885,589	$108	$4,372	$59,407	$(10,062)	$(102)	$(332)	$53,391

Balance at 12/31/2005	8,885,589	$108	$4,372	$62,124	$(10,062)	$(91)	$(601)	$55,850
Comprehensive income:
Net income				10,272				10,272
Other comprehensive income, net of tax							183	183
Total comprehensive income								10,455
Cash dividends declared				(1,066)				(1,066)
Transfer due to the
adoption of SFAS 123R			(91)			91		—
Stock awards vested			62					62
Stock awards granted	14,625		(323)		323			—
Treasury stock purchases	(14,625)				(323)			(323)
Balance at 9/30/2006	8,885,589	$108	$4,020	$71,330	$(10,062)	$—	$(418)	$64,978

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)	For the Nine Months
(in thousands)	Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$10,272	$7,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,438	1,271
Provision for loan losses	1,400	525
Net gain on sale of investment securities	(194)	(13)
Net increase in other liabilities	1,505	1,740
Net increase in other assets	(2,514)	(1,218)
Net increase in deferred taxes	(140)	(950)
Amortization of unearned stock awards	62	11
Increase in cash surrender value of officers’ life insurance policies	(482)	(473)
Amortization of investment security premiums and accretion of discounts, net	(63)	(212)
Amortization of intangible assets	612	54
Cash provided by operating activities	11,896	8,728

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	4,676	3,185
Proceeds from calls, repayments and maturities of held to maturity	38	62
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	24,802	23,564
Proceeds from calls, repayments and maturities of held to maturity	703	457
Purchases of investment securities:
Available for sale	(29,977)	(91,057)
Held to maturity	—	(50)
Purchases of restricted securities	(2,419)	—
Redemptions of restricted securities	4,464	1,800
Loans made to customers, net	(106,635)	(81,825)
Payment for Bank of Smithtown Insurance Agents and Brokers, Inc.	(1,596)	---
Purchase of premises and equipment	(2,945)	(4,569)
Cash used in investing activities	(108,889)	(148,433)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	38,637	70,215
Net increase in time deposits	114,078	119,902
Cash dividends paid	(1,066)	(1,007)
Net decrease in other borrowings	(52,949)	(37,500)
Proceeds from subordinated debt issue	7,000	—
Purchase of treasury stock	(323)	(114)
Cash provided by financing activities	105,377	151,496

Net change in cash and cash equivalents	8,384	11,791
Cash and cash equivalents, beginning of period	13,467	9,633
Cash and cash equivalents, end of period	$21,851	$21,424

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$19,173	$10,775
Income taxes	6,055	5,190

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements - Unaudited
(in thousands, except share and per share data)

Note 1 - Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. and its wholly-owned subsidiary, Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). Since 1984, when the former shareholders of Bank of Smithtown became shareholders of Smithtown Bancorp, Inc., several additional subsidiaries have been added to the Bank. In April 2001, the Bank established a new corporation, now known as Bank of Smithtown Financial Services, Inc. for the purpose of offering tax deferred annuities and mutual funds. In August 2004, the Bank acquired Seigerman-Mulvey Co., Inc., now known as Bank of Smithtown Insurance Agents and Brokers, Inc. for the purpose of selling insurance products and services. As of February 2006, the Bank completed the formation of Bank of Smithtown Preferred Funding Corporation, a real estate investment trust, formed as a vehicle for capital enhancement. The corporation holds a majority of the consumer and commercial real estate loans of the Bank. These three corporations are subsidiaries of the Bank and report their income on a consolidated basis using the accrual method of accounting. During September 2003 and March 2006, the Company formed Smithtown Bancorp Capital Trust I and II, respectively. These trusts issued $11,000 and $7,000 of trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings. These debentures represent the sole assets of the trusts, the proceeds of which were used in the ordinary course of business, primarily to fund the Bank’s new loan originations. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 2 - Earnings Per Common Share

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

	Three Months Ended
	September 30,	September 30,
	2006	2005
Computation of per share income
(in thousands, except share and per share data)

Net income	$3,649	$2,946

Common equivalent shares:

Weighted average common shares outstanding*	8,867,968	8,879,497
Weighted average common equivalent shares*	3,171	184
Weighted average common and common equivalent shares*	8,871,139	8,879,681
Basic earnings per share	$0.41	$0.33
Diluted earnings per share	$0.41	$0.33

*
Weighted average common shares outstanding and weighted average common equivalent shares have been restated for September 30, 2005 based upon the 3:2 stock split in the form of a 50% stock dividend declared by the Company’s Board of Directors on March 27, 2006. The stock dividend was payable on May 5, 2006 to all shareholders of record as of April 21, 2006.

Note 3 - Other Stock-Based Compensation

At the April 21, 2005 Annual Meeting the shareholders of Smithtown Bancorp approved the adoption of the Smithtown Bancorp Restricted Stock Plan. 150,000 shares of common stock have been allocated to the Plan. In 2005, 6,900 shares of restricted stock were awarded to the recipients. On January 25, 2006, an additional 14,625 shares were awarded.

For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the Restricted Stock Plan in 2005 and 2006 over the vesting period at the fair market value of the shares on the date they are awarded. The vesting period is five years with twenty percent of the award for each year vesting annually on December 31 of each year. For the three and nine month periods ended September 30, 2006, the Company recognized $26 and $62 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $9 and $20 during these periods, respectively.

As of September 30, 2006, there was approximately $352 of unrecognized compensation costs related to nonvested restricted stock plan shares. Those costs are expected to be recognized over a period of 4.25 years.

A summary of the status of the Company’s nonvested restricted stock plan shares as of September 30, 2006 and changes during the quarter ended September 30, 2006 is as follows:

		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	17,993	$20.57
Granted	0	0
Vested	(1,076)	20.27
Nonvested at end of period	16,917	$20.59

Note 4- Employee Benefits

During 2006, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three and nine month comparative periods were:

	For the Three Months Ended
	September 30,
	2006	2005
401(K) Defined Contribution Plan	$41	$36
Employee Stock Ownership Plan	50	45

	For the Nine Months Ended
	September 30,
	2006	2005
401(K) Defined Contribution Plan	$119	$106
Employee Stock Ownership Plan	151	135

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

For the Three Months Ended
		Amortization	Amortization	Total Net
	Interest Cost	Cost	Of Net Gain	Expense
September 30, 2006	$4	$8	$2	$10
September 30, 2005	5	8	2	11

For the Nine Months Ended
		Amortization	Amortization	Total Net
	Interest Cost	Cost	Of Net Gain	Expense
September 30, 2006	$12	$24	$5	$31
September 30, 2005	14	24	4	33

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Incentive Retirement Plan	$65	$57	$190	$164

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period. The benefit provides post retirement life insurance up to a maximum of two and one-half times annual salary. At September 30, 2006 and 2005, the combined cash value of these insurance policies was $14,169 and $13,674. The Bank has also established a non-tax qualified Deferred Compensation Plan for certain directors and executive officers. This group of employees defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Plan for the Chief Executive Officer. This plan is partially funded by life insurance policies with a total cash value at September 30, 2006 and 2005 of $3,888 and $3,741. The Bank’s expense for this plan for the comparable three and nine month periods was:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Supplemental Executive Retirement Plan	$66	$69	$191	$206

Note 5. Subordinated Debentures

In September, 2003 a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3-month LIBOR plus 2.99%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related debt issuance costs represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par by October 8, 2008.

In March 2006, an additional trust formed by the Company issued $7,000 of trust preferred securities as part of a pooled offering of such securities due June 30, 2036. These securities bear interest at 6.53% for the first five years, at which point they become floating rate securities that bear interest at 3-month LIBOR plus 1.43%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related debt issuance costs represent the sole assets of this trust. The Company may redeem these subordinated debentures, in whole or in part, at a premium declining ratably to par by June 30, 2011.

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

Item 2. - Management’s Discussion and Analysis of Financial Plan and Results of Operations
(in thousands, except share and per share data)

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by the use of the words “believe,” “expect,” “anticipate,” “project,” “estimate,” “will be,” “will continue,’’ “will likely result,” or similar expressions. The Company’s ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operation of the Company and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company’s operations, pricing, products, and services and other risk factors disclosed in the Company’s reports as filed with the Securities and Exchange Commission. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company’s performance.

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

Summary

Economic conditions within the Company’s market area remain unchanged from second quarter of 2006. Growth in the local economy continues at a healthy pace. Gasoline prices reached a peak during the middle of the quarter and have since leveled off. Overall, inflation appears to be under control through the Federal Reserve Bank’s seventeen rate adjustments, the last one being at its June 29, 2006 Federal Open Market Committee meeting. There continues to be talk regarding the real estate market “bubble” and slight price adjustments have been evident in the Company’s market area. Inventory of houses for sale has grown, with corresponding purchases of houses slower during July and August, with a pickup evident during September. While homes may take slightly longer to sell, at slightly reduced prices compared to last year when prices were at an all time high, homes nevertheless are selling. Further price reductions in the Company’s market area may continue as previously overvalued properties experience modest declines. As the Bank typically maintains fairly conservative loan to value ratios, it remains insulated from most declines in property values. The effect of the seventeen Federal Reserve Bank increases has slowed down the refinance and home equity lending business, an area of lending in which Bank of Smithtown does not aggressively partake. Real estate development and construction remain strong within the five boroughs of New York City. Long Island, by contrast, is more limited for real estate development and new construction due to limited available land. In conjunction with the financing of some new land development, there remain significant financing opportunities for building improvements and re-construction of existing homes on Long Island.

The seventeen rate increases effected by the Federal Open Market Committee have continued to positively impact the Bank’s loan portfolio, as approximately one third of the loans within the portfolio reprice every ninety days. 28.25% of the portfolio are floating rate loans indexed to the Wall Street Journal prime rate and reprice immediately. Although the Federal Reserve Board’s rate increases have exerted negative pressure on deposit pricing, management’s control over deposit rate adjustments have kept margin erosion to a level that is lower than most of its peers, over the the three and nine month periods ending September 30, 2006.

A continued positive economic picture for the Company’s market area bodes well for its fundamental line of business - commercial real estate lending on Long Island and New York City. Third quarter results of operations provide evidence of the Company’s continued growth in commercial real estate lending as well as growth in deposits.

The Company’s competition for deposits within its service area remains fierce. As was characteristic of the first six months of 2006, new financial institutions looking to gain market share continue to “invade” the area, while existing banks continue to expand their franchise on Long Island and in New York City. Credit unions, insurance companies, investment banks and brokerages continue to try to steal away bank customers, and other entrants into the financial arena, such as online banks, enter the market frequently. Obtaining reasonably priced funding to fuel loan growth has been and will continue to be the Company’s biggest challenge. Yet significant and continued deposit growth provides evidence of the Company’s ability to substitute some rate sensitivity in its customers for truly superior service. Although some margin compression is inevitable as long as the yield curve remains inverted or flat and the competition for deposits remains strong, results of operations for the Company during the third quarter of 2006 evidence its continued ability to substantially grow loans and deposits with decreases in margin far smaller than most of its peers. Based on the level of earnings for the first nine months of 2006, and management’s projections of continued growth in assets throughout the remainder of the year, expectations for another year of record earnings by the Company are strong.

Results of operation for the third quarter of 2006 have continued to be positive. The most significant results of the quarter and year were as follows:

-	Growth in EPS for the third quarter of 2006 over 2005 was 24.24%, and over the nine months of 2005 was 28.89%
-	An increase in net income for the third quarter of 2006 over 2005 of 23.87%
-	An increase in net income for the first nine months of 2006 over 2005 of 28.52%
-	An ROAE for the third quarter of 22.93% as compared to 22.37% for the third quarter of 2005
-	An ROAE for the first nine months of 22.75% vs. 21.15% for the same period in 2005
-	Loan and deposit growth for the third quarter equal to 2.37% and 2.58%, respectively

Growth in earnings per share for the nine month period ending September 30, 2006 as compared to the same period ending September 30, 2005 was 28.89%. This increase is once again virtually all attributable to increased earnings as the minimal decrease in weighted average number of shares outstanding since September 30, 2005 has been due exclusively to purchases and vesting of shares in the Company’s restricted stock plan. Net income for the third quarter increased by 23.86% over the same quarter in 2005, due in large part to the 15.06% growth in net interest income. This is due to a greatly increased average balance of $923,183 in interest earning assets for the third quarter of 2006 as compared to $754,666 for the same quarter in 2005. Yield on these same interest earning assets for the third quarter of 2006 was 7.52% as compared to 6.76% in 2005. Growth in noninterest income of $377 or 17.67% also has contributed to the increased net income. The largest contributors to this growth during third quarter 2006 include: increased revenues from Bank of Smithtown Insurance Agents and Brokers, Inc. and Bank of Smithtown Financial Services, Inc., fee income from additional commercial services offered by our branches, fee income related to customers’ usage of debit cards, fees earned related to balances held at correspondent banks for the purpose of official check clearing and recoveries of prior demand deposit charge-offs. During the first quarter of 2006, the Company completed the formation of an additional subsidiary of the Bank. This subsidiary, BOS Preferred Funding Corporation, is a real estate investment trust, and was formed as a vehicle for capital enhancement for the Bank. The corporation holds a majority of the Bank’s consumer and commercial real estate loans. Income from this subsidiary is passed along to the Bank in the form of a dividend, and as such, the Company may exclude 60% of this dividend income from its New York State taxable income. This resulted in a reduction in the Company’s effective tax rate from 37.90% for the twelve month period ended December 31, 2005 to 32.98% for the nine month period ended September 30, 2006. Asset growth of 13.37% during the first nine months of 2006 represent a continuation of the strong organic growth that has been characteristic of the Company over the past ten years. This growth is primarily the result of an increased deposit and loan base. During the first nine months of 2006 loan growth of 15.27%, the annualized equivalent of over 20% growth, was in line with the Company’s average ten year loan growth rate of 22.9%. Although loan growth during the third quarter was significantly lower than that of previous quarters, this was due to several loans not being able to close by quarterend. Those loans, however, closed immediately thereafter and loan growth actually increased by over $20,000 during the first week of October. Deposit acquisition also continued at a rapid pace, with an increase of 21.91% during the first nine months of the year, a very significant increase in light of the fact that this growth was accomplished, once again, with only one new branch opening on the last weekend of the third quarter. Growth in deposits during the third quarter of 2006 was also slower than in prior quarters this year and was limited to the funding necessary for new loan originations. As rate pressures have increased during the year, acquisition of interest bearing deposits has been limited to those balances that could be obtained at rates lower than comparable Federal Home Loan Bank advance rates. Efforts to attract new demand deposits remained strong throughout the quarter, although these balances actually contracted. Of the $21,406 increase in total deposits from June 30, 2006 to September 30, 2006, the increase in certificates of deposits, savings and NOW accounts of $26,221 was offset with a decrease in demand deposits and money market deposits of $43 and $4,772. As discussed above, competition for demand deposits in particular is fierce. As checking accounts have become a commodity with little differentiation among financial institutions, it has become one of the most difficult of accounts to attract away from other banks. The Company’s year-to-date efficiency ratio increased slightly from 51.88% at June 30, 2006 to 52.08% at September 30, 2006. The ratio improved from September 30, 2005 due to improved efficiencies and further integration of the Bank of Smithtown Insurance Agents and Brokers, Inc. The slight increase this quarter was due to the increased expenses related to the new branch opening and may increase again as we approach the opening of the next branch office during the fourth quarter of this year. Capital ratios have remained stable at September 30, a result of both increased earnings and the issuance of additional subordinated debt during the first quarter. Regulatory capital ratios remain at the well capitalized level. In order to increase the liquidity of the Company’s stock by reducing its price, the Board of Directors declared a 3:2 stock split in the form of a 50% stock dividend to all holders of record as of April 21, 2006 and effected on May 5, 2006. This was the fifth stock split declared by the Board during the past eight years.

Comparison of Financial Position at September 30, 2006 and June 30, 2006

The structure of the Bank’s balance sheet remained stable during the third quarter of 2006. The largest segment of the Company’s interest earning assets remains its loan portfolio, which represents 80.85% of total assets. Growth during the third quarter of 2006 was concentrated in the real estate mortgage and construction financing segments of the portfolio with over $21,230 of net loan growth experienced. The composition of the loan portfolio at September 30 and June 30, 2006 was as follows:

	September 30, 2006		June 30, 2006
Real estate loans
Construction	208,732	25.87%	$199,913	25.36%
Residential	168,303	20.86	161,049	20.43
Commercial	383,486	47.52	378,329	47.99
Agricultural	1,695.21		1,695	0.21
Commercial and industrial	41,447	5.14	44,861	5.69
Consumer	2,420.30		2,327	0.29
Other loans	835.10		253	0.03
Total loans	806,918	100.00%	788,427	100.00%

Less:
Deferred fees	1,862		2,014
Allowance for loan losses	7,372		7,073
Loans, net	$797,684		$779,340

As can be seen from the above table, the segmentation of the loan portfolio remained stable during the third quarter. The Company’s primary lending focus remains commercial real estate and construction and land loans. During the third quarter of 2006, deposits served as the primary funding vehicle for new loans. Currently the Company’s loan to deposit ratio is a strong 94.75%. The largest increase in volume within the loan portfolio during the third quarter of 2006 was in the construction loan portfolio, and the majority of these loans were for residential projects located in Suffolk County and Brooklyn. These types of loans tend to have shorter terms than commercial or residential loans. Much of this construction lending leads to more permanent financing after completion of the project, which the Company may also provide. The two next largest increases in the portfolio were in residential and commercial real estate loans. The commercial real estate loans were made for varied purposes including mixed use (commercial and residential), retail, professional and medical facilities. These loans are collateralized by properties located in Manhattan, Brooklyn, Queens, Nassau and Suffolk.

As of September 30, 2006 nonperforming loans increased to $8,436, mostly because management decided to place one slow-paying loan on nonaccrual status. This one mortgage loan with a principal balance of $7,226 has been in the 30-89 day category at each previous quarter’s end since the first quarter of 2005, and has been discussed in all of the Company’s quarterly reports since December 2004.

The loan is secured by a leasehold mortgage on two adjacent six-story buildings located on Madison Avenue in New York City. The value of the leasehold was appraised at $11,800 in November, 2003. At the present time, the buildings are partially tenanted. The Bank continues to pursue a variety of options which include: the borrower refinancing other business property in order to obtain funds sufficient to bring the loan current; finding additional tenants in order to bring both buildings to full occupancy; and/or a sale of the leasehold interest. The same borrower had two other loans in New York City with the Bank and both of these properties were sold during 2005 without the need for a foreclosure proceeding and without any loss to the Bank. The Bank has no other loans to this borrower.

The balance of nonperforming loans consists of two loans totaling $1,201 to entities owned by a sole principal who passed away earlier this year. Both loans are secured by properties in Suffolk County. Two of the properties are developed with commercial buildings. One property is fully rented and the other is partially rented. The other property is an adjacent vacant corner lot on a heavily-traveled main road. Offers to purchase the properties have been made at prices that exceed the debt on the properties. An administrator of the estate was just appointed by the Surrogate’s Court and a resolution of these two loans may now effectively proceed.

The 30-89 day category has been substantially reduced from $8,930 to $422 because of the migration of the three loans discussed above to nonaccrual status.

 The allowance for loan loss account increased from June 30, 2006 to September 30, 2006 by $299, largely a result of the provision for loan losses of $300. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At September 30, 2006 and June 30, 2006, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .92% and .90%, respectively. This level of reserves is adequate due to the quality of the portfolio and is within the range of peer group banks. The allowance for loan losses is an amount that management currently believes will be adequate to absorb possible incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. Management has also set up a reserve for unfunded loan commitments and the balance in this account at September 30, 2006 was $112. This amount is reflected in other liabilities on the balance sheet.

The next largest category of interest earning assets is the Company’s investment portfolio. The composition of the portfolio at September 30, 2006 and June 30, 2006 was as follows:

	September 30, 2006	June 30, 2006
Securities available for sale
Obligations of U.S. treasury	$1,990	$6,956
Obligations of U.S. government agencies	97,499	93,612
Mortgage-backed securities	3,366	3,806
Obligations of state and political subdivisions	9,344	11,774
Other securities	3,966	1,999
Total securities available for sale	$116,165	$118,147

Securities held to maturity
Mortgage-backed securities	$51	$62
Obligations of state and political subdivisions	308	309
Total securities held to maturity	$359	$371

Total investment securities	$116,524	$118,518

Investment securities decreased by a slight 1.68% from June 30, 2006 to September 30, 2006. During the third quarter, $250 of municipal securities and $5,000 of a U.S. Treasury note with a combined weighted average yield of 2.44% matured. These securities were replaced with $5,000 of U.S. Government Agency securities and a trust preferred security with a weighted average yield of 5.66%. Also during the quarter, $5,670 of municipal securities with a weighted average yield of 4.91% were sold, resulting in a net gain on sale of $205. Management’s intent remains to hold most securities to maturity.

Net unrealized losses on available for sale securities as of September 30, 2006 and June 30, 2006 was $735 and $1,753. These unrealized losses have not been recognized into income because the bonds are of high credit quality, management has the intent and ability to hold them for the forseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Bank premises and equipment increased by $1,508 or 8.18% from June 30, 2006 to September 30, 2006, as construction on new branch offices continued during the quarter. The Company’s new Bohemia office opened during the last week of the third quarter. It is expected that the Company’s new Coram branch will open during the later part of the fourth quarter. Other assets increased by 4.81%, primarily the result of the third payment for the purchase of Bank of Smithtown Insurance Agents and Brokers, Inc. made on September 1, 2006. This payment was recorded to goodwill.

On the liability side of the balance sheet, total deposits increased by 2.58% from the end of the second quarter of 2006 to September 30, 2006. The composition of deposits was as follows:

	September 30,	June 30,
	2006	2006
Demand (non interest bearing)	$101,231	$101,274
Money market	243,195	247,967
NOW	36,080	35,259
Savings	48,253	46,391
Time	420,881	397,343
Total deposits	$849,640	$828,234

The largest increase in deposits during the second quarter was in time deposit accounts which grew by 5.92%. These deposits were gathered to provide the funding for new loan originations. Although the rates paid on the promotional products were high, they were below comparable term Federal Home Loan Bank advance rates. The majority of the certificates opened were within the six to twelve month maturity time frame, so as to be able to take advantage of a lower rate environment, should that be the direction the Federal Reserve Bank moves at the time of their maturity. As compared to the first quarter of 2006, during which time most new deposits were core, both second and third quarter actually evidenced a decrease in core deposits, continued proof of the fierce competition for these deposits. The competition for deposits continues to be very strong in the Long Island market with new entrants into the marketplace increasing continuously. Banks with both physical locations and on-line only, savings institutions, insurance companies, brokerage and investment banking firms, credit unions and other non-financial companies are the Bank’s primary competitors, and acquisition of additional reasonably priced deposits to fund future loan growth remains the Bank’s biggest challenge. With a limited number of new customers in the Bank’s service areas, part of the challenge becomes the ability to draw customers away from other deposit collecting institutions. The Bank remains committed to increasing core deposits by reducing rate sensitivity with service to our customers as well as offering a full array of products including insurance, brokerage and trust services. Savings balances increased by $1,862 or 4.01%, due in large part to the new Premium savings account that provides tiered interest rates tied to incremental balance levels. Money market balances decreased by 1.92% from June 30 to September 30, 2006. A portion of these balances were transferred into higher paying, less liquid certificates of deposit within the Bank. The Bank continued to promote its Elite money market account throughout the quarter and was very successful in acquiring new money. These new deposits of over $9,000 were acquired at rates well below any overnight or term borrowing rates. The Company’s success at adding these relatively low cost savings and money market balances as well as reasonably priced certificates of deposit certainly contributed to only a three basis point tightening of net interest margin during third quarter.

Other borrowings decreased from $62,000 at June 30, 2006 to $55,000 at September 30, 2006. Due to the availability of lower cost funds obtained through new savings and time deposits, one matured borrowing and another borrowing that was called were repaid. The $55,000 in borrowings at quarterend were in the form of nine term advances from the Federal Home Loan Bank of New York. The weighted average maturity and rate of the Bank’s current nine term advances is approximately 1.75 years and 3.96%, respectively. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement with the Federal Home Loan Bank of New York as well as with various securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. During the month of March 2006, a second trust formed by the Company issued $7,000 of adjustable rate trust preferred securities as part of a pooled offering of such securities due June 30, 2036. The securities bear interest at a rate of 6.53% for the first five years, after which the rate fluctuates with the 3-month Libor rate plus 1.43%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of the newly formed trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par by June 30, 2011. This was the second pooled offering of such securities by the Company. The first offering was issued in 2003 for $11,000. These floating rate securities bear interest at a rate of 3 month Libor plus 2.99%. The proceeds of both of these offerings were used in the ordinary course of business, primarily as a vehicle for funding new loans.

Stockholders’ equity increased from $61,077 at June 30 to $64,978 at September 30, 2006, an increase of 6.39%, primarily the result of $3,649 of net income. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of September 30, 2006, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of September 30, 2006, the Company’s capital ratios were 10.89%, 9.95% and 8.10%, well above these minimum guidelines. At its March 27, 2006 Board Meeting, the Board of Directors of Smithtown Bancorp approved a 3:2 stock split in the form of a 50% stock dividend for all shareholders of record as of April 21, 2006 payable May 5, 2006. This represented the Company’s fifth stock split in the past eight years. As of May 5, 2006, total outstanding shares were 8,885,589. Earnings per share have been restated as a result of the stock split.

The Company had quarterly and year to date returns on average equity of 22.93% and 22.75% and quarterly and year to date returns on average assets of 1.49% and 1.45% at September 30, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Net income for the three months ended September 30, 2006 and 2005 was $3,649 and $2,946, an increase of 23.86% and is due primarily to the 15.06% increase in net interest income. This increase in net interest income is the result of a 25.26% increase in interest income on investment securities and a 37.83% increase in interest on loans. The average balance of the Company’s investment portfolio increased from $95,333 at September 30, 2005 to $116,444 at September 30, 2006. During the course of the year, loan originations are funded first from existing deposits. Once accomplished, any excess deposits are channeled into investment securities so as to maximize returns. Due to the fluctuations in timing of loan originations, the investment portfolio was increased in size at various points during the September 2005 to September 2006 period. The combination of an increased average balance of securities totalling $21,111 and an increased average taxable equivalent yield on these securities of fifty basis points resulted in the higher interest income. Similarly, average loans increased from year to year by $164,403 and the average yield on these loans also increased by eighty basis points, resulting in increased interest income on these loans for the three month period of $4,325. Interest income on federal funds sold decreased over the year to year period as the average volume of these funds decreased by $12,972. It was the increase in average rate paid on these federal funds of 2.02% which caused the interest income to only decline by 26.68%. Interest expense increased by 76.33% for the third quarter of 2006 as compared to the third quarter of 2005. The greatest increase was on interest expense for the Company’s subordinated debt. This debt increased in average balance by $7,000 and in average rate by 17.71% as a result of the additional issuance placed on the Company’s balance sheet as of March 29, 2006. The next largest increase in interest expense during third quarter 2006 vs. third quarter 2005 was in money market expense. Although these additional money market accounts have increased the Bank’s cost of funds, based on the weighted average rate of 4.50% for the third quarter, a comparable Federal Home Loan Bank borrowing would have cost the Company well over 5.25%. The next largest category of increased interest expense was for time deposit balances. Average balances on these deposits increased by $127,944 since September 2005. The average rate paid for these funds increased from 3.55% for the three months ended September 30, 2005 to 4.42% for the comparable period in 2006. These time deposits still remain a low cost form of funding and most of them have maturities of six to twelve months.

The Company’s net interest margin for the three and nine month periods ending September 30, 2006 was 4.20% and 4.25%, respectively, a decrease from 4.31% and 4.28% for the three and six month periods ended June 30, 2006. Some future margin compression is possible based on the lagging effect of four Federal Reserve Bank rate adjustments in 2006 as well as the possibility of increased rate competition for deposits.

Noninterest income increased by 17.67% during the comparable three month periods in 2006 and 2005. A large part of this increase was due to a fee generating service provided at some of our branch offices related to cash counting. The increase is also a result of additional revenues received from Bank of Smithtown Insurance Agents and Brokers, Inc. and Bank of Smithtown Financial Services, Inc.. Income from the Company’s trust and investment services division has also increased by 4.31% this quarter over the comparable period in 2005 due to the continued fees received from the administration of a large estate. In line with general trends in the economy, income from debit card transactions has continued to increase. Recent studies have concluded that debit card usage has actually surpassed the usage of checks by consumers, and that result has been recognized by the Company in the form of increased fee income. Service charge income on demand deposit accounts, however, has continued in a downward trend this year. Most new checking accounts as well as many older accounts are now free checking. Fees received from the Company’s Overdraft Honor program continue to be significant, but are mitigated by the loss of monthly service charge income. Noninterest expense also increased by 13.12% during the current three month period over the same period last year due in large part to increased occupancy and furniture and fixture expense. Third quarter 2006 noninterest expense was higher than third quarter noninterest expense in 2005 due to the capital expenditures and related depreciation expense for the construction of new branch offices. It is also due to the new rental expenses and maintenance costs for these properties. Also adding to increased noninterest expense in the current year is the amortization of the intangible assets acquired as a result of the payments made for the Bank of Smiththown Insurance Agents and Brokers, Inc. acquisition. Finally, although tax dollars accrued have increased over the three month period in 2006 as compared to 2005, the effective tax rate of the Company has actually been reduced by 6.17% due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Inc..

Comparision of Operating Results for the Nine Months Ended September 30, 2006 and 2005

Net income for the nine months ended September 30, 2006 and 2005 was $10,272 and $7,993, an increase of 28.51%. This increase was a result of the higher average balance of interest earning assets held during 2006 over 2005 and the higher average rate of interest earned on these assets. This increase of $172,872 in average volume and 88 basis points in average rate resulted in $14,284 of increased interest income on these assets. The two major components of interest income, loans and investment securities, both grew in volume during 2006 over 2005, and in conjunction with the increased rate environment, interest income on loans and securities increased by 42.19%. As new deposits were collected during 2006, these funds were first used to reduce the level of borrowings outstanding at yearend 2005, and then were deployed primarily into new loan originations. The average balance of interest bearing liabilities also increased during the nine month period in 2006 over the comparable period in 2005. The result of this increased average volume of $166,968 and increased average rate of 1.06% caused an increase in interest expense of $9,379. This increase in interest expense was the result of remaining competitive on the rates paid for deposit products. Net interest income for the comparable nine month periods grew by $4,921 on a tax equivalent basis. The Company’s net interest margin for the nine month period of 2006 was 4.25% as compared to 4.36% for the comparable period in 2005.

The level of noninterest income also increased by 16.55% during the nine month period of 2006 over the same period in 2005. This increase was largely the result of additional income generated from commercial cash counting services offered at various branch offices as well as additional income earned by the Bank’s insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc. and Bank of Smithtown Financial Services, Inc.. Also responsible for the increased noninterest income during 2006 was the gain on sale of investment securities of $194 as compared to $13 in 2005. Noninterest expense also increased 13.36% during the first nine months of 2006 over the comparable period in 2005, and this increase was due to additional depreciation expenses related to new branch offices and the computer equipment required for these offices. Also contributing to the higher level of noninterest expense was the increased amortization of intangible assets acquired as a result of payments made for the insurance agency acquisition in 2004. Income taxes accrued for the nine month period ended September 30, 2006 was 13.15% higher than for the same period in 2005, but the effective tax rate for the Company during 2006 was 33% as compared to 36% during 2005. The reason for the reduced effective tax rate in 2006 is due to the formation of BOS Preferred Funding Corp. during the first quarter of 2006. Earnings per share for the nine month period in 2006 was $1.16 as compared to $.90 during the comparable period in 2005, an increase of 28.89%.

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

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$103,653	$3,439	4.42%	$80,721	$2,360	3.90%
Nontaxable	12,791	528	5.50	14,612	526	4.80
Total investment securities	116,444	3,967	4.54	95,333	2,886	4.04

Total loans	754,853	44,680	7.89	590,450	31,379	7.09
Federal funds sold	9,592	349	4.80	22,564	476	2.78
Other interest-earning assets	4,327	180	5.57	3,997	149	4.99
Total interest-earning assets	885,216	49,176	7.41	712,344	34,890	6.53
Non-interest-earning assets	58,156			52,943
Total assets	$943,372			$765,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$80,663	$396	0.66%	$85,548	$169	0.26%
Money market	246,619	5,927	3.21	204,300	2,735	1.79
Time deposits	369,402	11,727	4.24	241,458	6,338	3.51
Total interest-bearing deposits	696,684	18,050	3.46	531,306	9,242	2.33

Other borrowings	65,375	1,965	4.02	68,529	1,789	3.49
Subordinated debt	15,744	903	7.56	11,000	508	6.08
Total interest-bearing liabilities	777,803	20,918	3.59	610,835	11,539	2.53
Non-interest bearing liabilities:
Demand deposits	100,787			100,144
Other liabilities	4,570			3,925
Total liabilities	883,160			714,904
Stockholders' equity	60,212			50,383
Total liabilites & stockholders equity	$943,372			$765,287

Net interest income/interest rate spread		$28,258	3.82%		$23,351	4.00%

Net earning assets/net yield on average
interest earning assets	$107,413		4.25%	$101,509		4.36%

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at September 30, 2006 was strong due to the high levels of unpledged marketable securities available for sale, and unused lines of credit from correspondent banks. In addition to these sources of liquidity, additional borrowing potential from the Federal Home Loan Bank at September 30, 2006 was $117,025.

On September 30, 2006 total loan commitments outstanding were $260,437, of which $126,405 represented available lines on funded loans, and $9,054 represented letters of credit. At September 30, 2005 these commitments totaled $186,775 with available lines of $107,296 and letters of credit totalling $6,477.

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

Staff Accounting Bulletin No.108 (“SAB 108”) provides guidance on the consideration of the effects of prior year financial statement misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Diversity in practice currently exists as to quantifying financial statement misstatements. Therefore the potential under current practice for the build up of improper amounts on the balance sheet has been reviewed and addressed. The Company is reviewing this accounting bulletin, but has not yet determined the effect of adopting the Bulletin, which is effective for years ending after November 15, 2006.

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest earning assets and interest bearing liabilities. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis. The last simulation model was prepared as of August 31, 2006 and was modeled on a 100 basis point downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of August 31, 2006 and August 31, 2005.

(in thousands)
Change In Interest Rates	As of August 31, 2006		As of August 31,2005
In Basis Points	Potential Change In Net		Potential Change In Net
(Rate Shock)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
Up 200 basis points	886	2.02	2,147	6.17
Up 100 basis points	1,874	4.27	1,481	4.26
Static	—	—	—	—
Down 100 basis points	(128)	(0.29)	27.08

Item 4. - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.
November 8, 2006

/s/ Bradley E. Rock

Bradley E. Rock, Chairman, President and
Chief Executive Officer

/s/ Anita M. Florek

Anita M. Florek, Executive Vice President and
Chief Financial Officer