Form 10-K
period 2006-12-31
SMITHTOWN BANCORP INC
filed 2007-03-09
CIK 747345

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                              Number of Shares Outstanding
            Class of Common Stock                  as of March  1, 2007
        ------------------------------        ----------------------------
               $0.01 Par Value                         8,909,666

The aggregate market value of the Registrant's common stock held by nonaffiliates as of June 30, 2006 was approximately $187,806,939.

                       DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on April 19, 2007 are incorporated herein by reference into Part III.

(Amounts in thousands, except share and per share data)

                                     Part I

Item 1: Description of Business

Smithtown Bancorp, Inc. ("Registrant" or "Company") is a New York State registered bank holding company with one wholly owned bank subsidiary, Bank of Smithtown ("Bank") and two other wholly owned subsidiaries, Bank of Smithtown Capital Trust I and Bank of Smithtown Capital Trust II, both of which were formed for the purpose of issuing trust preferred securities. The Registrant was organized as a New York business corporation and was incorporated under the laws of New York State in 1984. At the direction of the Board of Directors, pursuant to a plan of reorganization, the former stockholders of the Bank became the stockholders of the Company. Since commencing business in 1984, the Company has functioned primarily as holder of all of the Bank's common stock. In October 1999, the Bank and Seigerman-Mulvey Co., Inc. entered into a joint venture, SMTB Financial Group, LLC, for the purpose of selling insurance products and services and offering financial investment services to employees and customers of the Bank. In April 2001, the Bank established a new corporation, Bank of Smithtown Insurance Agency, for the purpose of accepting commission payments from Essex National Securities and Essex National Insurance Agency. These commissions were generated through a program called "Investors Marketplace." The program, which was designed by a large group of community bankers, offers tax deferred annuities and mutual funds. During 2005, the Bank filed for a change of name for this subsidiary to Bank of Smithtown Financial Services, Inc.. Effective February 2006, the source of the agency's commissions is Great American Advisors. In August 2004, the Bank purchased all of the stock of Seigerman-Mulvey Co., Inc. As a wholly-owned subsidiary of the Bank, conducting business in East Setauket, NY, Seigerman-Mulvey Co., Inc., provides business and personal insurance products as well as financial products and services. Following the Bank's acquisition of Seigerman-Mulvey Co., Inc., SMTB Financial Group, LLC ceased operations. During 2005, the Bank also filed for a change of name for Seigerman-Mulvey Co., Inc., which is now known as Bank of Smithtown Insurance Agents and Brokers, Inc. ("Agency"). In February 2006, the Bank formed an additional subsidiary, BOS Preferred Funding Corporation. This subsidiary is a real estate investment trust, formed as a vehicle for capital enhancement for the Bank, and became a holder of a substantial volume of the consumer and commercial real estate loans of the Bank.

At present, the Registrant does not own or lease any property and has no paid employees. The Registrant uses the Bank's office space and employees without separate payment. Corporate headquarters are located at 100 Motor Parkway, Hauppauge, New York 11788.

The Bank engages in a complete range of commercial and consumer banking services as well as trust services, including demand, savings and time deposits accepted from consumers, businesses and municipalities located primarily within Suffolk and Nassau Counties, Long Island, NY. These deposits, along with funds generated from operations and other borrowings are invested primarily in (1) residential and commercial mortgages, (2) construction and land loans, (3) secured and unsecured commercial loans, (4) secured and unsecured consumer loans, (5) U.S. treasury and government agency securities, (6) obligations of state and political subdivisions and (7) FNMA, FHLMC, FHLB, and GNMA mortgage-backed securities. The Bank also offers merchant credit and debit card processing, safe deposit boxes, online banking including bill pay, telephone banking, automated teller machines and individual retirement accounts. Through its financial services subsidiary, Bank of Smithtown Financial Services Inc., the Bank offers tax deferred annuities and mutual funds. Through its insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., the Bank offers a full line of commercial and personal insurance products, as well as financial services. For the years ended December 31, 2006, 2005 and 2004, the Bank's primary source of income has been interest income received on loans, which represented 80.42%, 77.50%, and 81.32% of total revenue. As the Bank services a wide range of customers, there is no dependence upon any single customer, the loss of which would have a material adverse effect on its business.

The Bank employs a total of 188 full-time equivalent individuals on a full and part time basis, including the employees of its subsidiaries.

The Bank's primary market area extends along the north shore of Long Island, now including both Nassau and Suffolk Counties, principally from Port Washington to Wading River. All of the Bank's current fifteen branch offices, including the Coram office, which opened in January 2007, are located within this region, as are the majority of the consumers and businesses whom it serves. As part of the Bank's continued growth plans to serve a wider geographical customer base, four additional leases have been signed for branch locations in Huntington, Nesconset, Deer Park and East Setauket. The first two mentioned branches are slated for opening during third and fourth quarter 2007. Within the Bank's primary market area, the majority of businesses are considered small businesses, and lending tends to be concentrated within real estate, health services, technology, insurance and construction industries, as well as small professional businesses.

The Bank makes loans, mostly on Long Island and throughout the greater metropolitan area, for office and retail properties, industrial properties, storage facilities, professional offices, golf courses and other recreational facilities, parking garages and other commercial uses. Loans are also made for land acquisition and/or for the construction of residential properties and commercial properties. The Bank also makes permanent mortgage loans for single-family and multi-family housing. Of the total real estate loan portfolio of $804,643, mortgage, land and construction loans to businesses within the five boroughs of New York City total $337,890. Bank of Smithtown Insurance Agents and Brokers, Inc. provides insurance and financial services to a wide range of consumer and business customers, who reside primarily on Long Island and the metropolitan area, thus adding a synergy between the two businesses. Insurance products are also provided nationally by the Agency, but to a much lesser degree. Bank of Smithtown Financial Services, Inc. serves consumers located primarily within the Bank's market area.

All of the business lines engaged in by the Bank and its subsidiaries are of a highly competitive nature. The Bank faces competitive pressures from multi-national banks located within its market area, as well as other community banks and regional banks in the area. These competitive pressures can affect the pricing of bank deposit and loan products, as well as the costs of providing bank services. Competition results from other commercial banks, savings banks, credit unions and financial service providers such as investment and insurance companies.

The Registrant, the Bank and its subsidiaries report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxes. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses from the sale of available for sale securities are treated as ordinary income rather than capital gains or losses. Additionally, the Company can exclude 100% of the dividend income it receives from Bank of Smithtown as they are members of the same affiliated group. The Bank is subject to New York State Franchise Tax on Banking Corporations based on certain criteria. The Bank can exclude 60% of the dividend income received from BOS Preferred Funding from New York State taxable income as long as this subsidiary meets certain requirements. The taxation of other income is similar to federal taxable income subject to certain modifications.

Regulation and Supervision

The Bank maintains a New York State charter and as such is subject to supervision, examination and regulation by the New York State Banking
Department. The Bank requested withdrawal from its membership in the Federal Reserve System during the fourth quarter of 2006, and simultaneously requested regulation, supervision and examination by the FDIC. As of the writing of this report, the FDIC has approved the transition, and the Bank is awaiting the redemption of its Federal Reserve Bank stock. Smithtown Bancorp, Inc. is subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to the rules and regulations under the BHCA. The statutory rules and regulations enforced by the Bank's regulatory agencies relate to deposit insurance, minimum capital requirements, allowable investments, lending limits, payments of dividends and various consumer protection laws. Any change in such laws and regulations, whether by the New York State Banking Department, the Federal Reserve, the FDIC or through legislation, could have a material adverse impact on the Bank, the Company and its stockholders, and on the operations of the Bank and the Company. The Registrant is additionally under the supervision and regulation of the Securities and Exchange Commission ("SEC"). Access to any materials filed with the SEC is available at the SEC Public Reference Room, 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements filed by the Registrant.

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

The Bank has adopted a Code of Ethics, which applies to all directors, officers and employees. This Code is distributed to and signed by each of the above, and is maintained in the Bank's Human Resources Department. The Code contains Whistleblower provisions adopted by the Registrant and its subsidiaries. Stockholders may request a copy of the Code of Ethics by contacting Smithtown Bancorp, Inc., 100 Motor Parkway, Suite 160, Hauppauge NY 11788 (631) 360-9398, Deborah McElroy, Director of Human Resources.

Item 1A: Risk Factors

Concentration of loan portfolio

The Bank generally invests a large proportion of its assets in loans secured by commercial and residential real estate properties. While we do not expect a substantial decline in real estate values and economic conditions on Long Island and in the New York metropolitan area, a decline in these values or economic activities could have an impact on the value of collateral securing the loans as well as the ability for the repayment of loans. See a further discussion in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Loans".

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation have observed that commercial real estate is an area in which some banks have become increasingly concentrated. These agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. As a result of this concern, the agencies issued Commercial Real Estate Guidance ("CRE guidance") in December 2006 to ensure that institutions with such concentrations maintain strong risk management practices and appropriate levels of capital. This CRE guidance does not impose any limits on the level of commercial real estate lending made by banks. The Bank has incorporated several actions in lending administration as part of its enhanced credit risk management processes, including the addition of a credit risk manager and the preparation of concentration reports for review and determination risk ratings.

Changes in Interest Rates Could Affect Profitability

The ability to earn a profit, as is the case for most financial institutions, depends in large part on net interest income, which is the difference between interest income that the Bank earns on its interest-earning assets, such as loans and investments, and the interest expense that the Bank incurs on its interest-bearing liabilities, such as deposits and borrowings. The Bank's profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates. A sustained decrease in market interest rates could adversely affect earnings. When interest rates decline, borrowers may refinance existing loans. Funds received by the Bank as a result of these refinancings would be reinvested at lower rates. Additionally, funds received on matured investment securities may be reinvested in lower yielding instruments. In a period of rising interest rates, the rates paid on interest-bearing deposits could rise more rapidly than the rates earned on interest-earning assets.

Geographic Location

The Bank's market area is located primarily along the north shore of Long Island, from Port Washington to Wading River. Its customer base also includes the five boroughs of New York City and the greater New York metropolitan area. Competition in the banking and financial services industry is intense. The profitability of the Bank depends on its continued ability to successfully compete. The Bank competes with commercial banks, credit unions, savings banks, insurance companies and brokerage and investment banking firms. Many of the Bank's competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide.

The Loss of Key Personnel Could Impair the Bank's Future Success

The Bank's future success depends in part on the continued service of its executive officers, other key members of management, and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees. The loss of services of key personnel could have an adverse effect on the Bank's business.

Highly Regulated Environment

The Bank is subject to extensive regulation, supervision and examination by the New York State Banking Department, the Federal Reserve and the SEC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer. Recently regulators have intensified their focus on the USA PATRIOT Act's anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas, the Bank has been required to adopt new policies and procedures and to install new systems. The Bank cannot be certain that the policies, procedures and systems in place are flawless and there is no assurance that in every instance the Bank is in full compliance with these requirements. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on operations.

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

Bohemia Office                                Coram Office
3460 Veterans Highway                         1830 Route 112
Bohemia, New York 11716                       Coram, New York 11727

The Bank has signed leases at 182 East Main Street, Huntington, NY 11743, 465 Smithtown Blvd., Nesconset, New York 11767, The Shoppes at Deer Park, Deer Park, New York 11729, and 4032 Nesconset Highway, East Setauket, New York 11733 for branch office space. The first two branches are expected to open during the third quarter and fourth quarter of 2007, and the last two during 2008.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2006 to a vote of the Registrant's stockholders through the solicitation of proxies or otherwise.

                                     Part II

Item 5: Market for Common Equity and Related Stockholder Matters

The Company's stock is traded on the NASDAQ Global Market under the symbol "SMTB." At December 31, 2006 the Company had approximately 662 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various banks and brokers. The following charts show the prices for transactions in the Company's stock on NASDAQ. All per share data have been adjusted to reflect the May 2006 three-for-two stock split.

                                                 -----------Per Share----------
                                                 ------------------------------
                                                                          Cash
                                                                        Dividend
                                                   High       Low       Declared
                                                   ----       ---       --------
    2006
    ----
      First quarter                              $ 23.66    $ 19.43      $ 0.04
      Second quarter                               28.08      22.63        0.04
      Third quarter                                30.02      23.22        0.04
      Fourth quarter                               30.01      26.06        0.04
                                                                         ------

           Total cash dividends declared                                 $ 0.16
                                                                         ======

                                                 -----------Per Share----------
                                                 ------------------------------
                                                                         Cash
                                                                       Dividend
                                                   High         Low    Declared
                                                   ----         ---    --------
    2005
    ----
      First quarter                              $ 22.93     $ 17.90     $ 0.04
      Second quarter                               19.67       15.15       0.04
      Third quarter                                18.30       16.00       0.04
      Fourth quarter                               19.87       17.34       0.04
                                                                         ------

           Total cash dividends declared                                 $ 0.16
                                                                         ======

             COMPARISON OF CUMULATIVE TOTAL RETURNS OF THE BANCORP,
                      INDUSTRY INDEX AND BROAD MARKET INDEX

The following chart and table compare the total return to stockholders of the Bancorp with the NASDAQ Banking Index and the NASDAQ Composite Index.

  [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL]

Comparison of Cumulative Total Returns of the Bancorp, Industry Index and Broad Market Index

                            1/1/2002     12/31/2002    12/31/2003     12/31/2004     12/31/2005     12/31/2006
Bancorp                      100.000        138.710       223.742        327.742        307.510        419.923
NASDAQ Banking Index         100.000        104.516       135.800        150.727        144.196        160.069
NASDAQ Composite Index       100.000         68.474       102.716        111.538        113.070        123.836

                    ASSUMES $100 INVESTED ON JANUARY 1, 2002
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2006

Item 6: Selected Financial Data (all share and per share data have been adjusted to reflect the May 2006 three-for-two stock split)

Consolidated Balance Sheets


                                                                 ---------------------------As of December 31,---------------------
                                                                       2006          2005          2004          2003          2002
                                                                       ----          ----          ----          ----          ----
Total cash and cash equivalents                                  $   27,620    $   13,467    $    9,633    $   14,765    $   10,692

Investment securities available for sale                            100,596       115,091        51,758        57,285        55,248

Investment securities held to maturity                                  415         1,101         1,584         1,993         2,962

Restricted investment securities                                      4,249         6,338         5,555         2,162         2,634

Loans, net                                                          842,207       692,457       565,181       454,870       354,104

Cash value of bank-owned life insurance                              18,195        17,575        16,942        16,288        10,891

Total assets                                                      1,048,224       878,282       677,003       565,085       451,803

Total deposits                                                      892,317       696,925       514,314       481,331       377,920

Other borrowings                                                     59,580       107,949        99,500        31,000        38,000

Subordinated debt                                                    18,217        11,000        11,000        11,000            --

Total stockholders' equity                                           66,807        55,850        46,943        39,178        33,944


Consolidated Statements of Income

                                                                 -----------------------Year ended December 31,--------------------
                                                                       2006          2005          2004          2003          2002
                                                                       ----          ----          ----          ----          ----

Total interest income                                            $   67,781    $   48,623    $   36,530    $   30,170    $   27,560

Total interest expense                                               29,564        16,652        10,347         7,691         7,410
                                                                 ----------    ----------    ----------    ----------    ----------

Net interest income                                                  38,217        31,971        26,183        22,479        20,150

Provision for loan losses                                             1,500         1,200           196           763         1,020
                                                                 ----------    ----------    ----------    ----------    ----------

Net interest income after provision for loan losses                  36,717        30,771        25,987        21,716        19,130

Total noninterest income                                              9,357         8,190         5,417         4,079         4,052

Total noninterest expense                                            24,413        21,140        15,418        11,435        10,813
                                                                 ----------    ----------    ----------    ----------    ----------

Income before income taxes                                           21,661        17,821        15,986        14,360        12,369

Provision for income taxes                                            7,694         6,755         5,975         5,261         4,327
                                                                 ----------    ----------    ----------    ----------    ----------

Net income                                                       $   13,967    $   11,066    $   10,011    $    9,099    $    8,042
                                                                 ==========    ==========    ==========    ==========    ==========

Supplementary Information

                                                                       2006          2005          2004          2003          2002
                                                                       ----          ----          ----          ----          ----
Per share data:

Basic and diluted net income                                     $     1.58    $     1.25    $     1.13    $     1.01    $     0.87
Stockholders' equity                                                   7.52          6.29          5.28          4.39          3.71

Dividends declared:

Cash dividends per share                                               0.16          0.16          0.13          0.12          0.10
Cash dividends declared                                               1,422         1,422         1,186         1,083           920

Dividend payout ratio                                                 10.18         12.85         11.86         11.90         11.45

Year-end data:

Total trust assets                                                   93,824        92,054        89,724        86,734        74,161
Number of shares outstanding                                          8,886         8,886         8,886         8,922         9,143

Net income to:
 Total income                                                         18.11%        19.48%        23.87%        26.57%        25.44%
 Average total assets                                                  1.45          1.41          1.58          1.80          1.89
 Average stockholders' equity                                         22.63         21.48         23.37         24.74         26.31

Average stockholders' equity to
    average assets                                                     6.39          6.55          6.75          7.28          7.19

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words "believe," "anticipate," "project," "estimate," "expect," "will be," "will continue," "will likely result," or similar expressions. The Company's ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries are discussed under the heading "Risk Factors" in Item 1A herein. Other factors that could have a material adverse effect on the operation of the Company and its subsidiaries include, but are not limited to, changes in: general economic conditions, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The factors included under
Item 1A and here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's performance.

Investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Except as required by applicable law or regulation, the Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated results. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in our reports to the SEC.

Summary

Smithtown Bancorp, Inc., is a holding company formed in 1984, engaged primarily in commercial banking through its wholly owned subsidiary, Bank of Smithtown. The Bank offers a full array of consumer and commercial deposit and lending products and services through its fifteen branch offices and its online banking site. The Bank also provides insurance and financial products through its two wholly owned subsidiaries, Bank of Smithtown Insurance Agents and Brokers, Inc. and Bank of Smithtown Financial Services, Inc. For the following discussion, the consolidated entity is referred to as the Company and the Bank and its subsidiaries are referred to as the Bank. There were several significant factors that affected the Company's financial condition and results of operations during 2006. The discussion of these factors should be read in conjunction with the accompanying financial statements.

The growth in assets and net income experienced by the Company over the past twelve years has continued into 2006. The Company's earnings per share for 2006 were $1.58 as compared to $1.25 for 2005, an increase of 26.40%. As the weighted average number of outstanding shares only decreased by 11,887 shares from 2005 to 2006, this increase in earnings per share is almost exclusively the result of increased net income. Assets reached $1,048,224 this year, an increase of 19.35% over 2005. The growth in earnings was primarily the result of an increased loan volume of $150,837 or 21.60%. The quarterly growth of loan balances during 2006 was relatively stable, with the exception of third quarter during which growth was slowed due to the timing of scheduled loan closings. Higher growth levels resumed after summer's end. The largest increase in loan volume was again in the real estate sector with residential loans achieving 58.95% growth. Construction loan funding also increased, by 23.04%, a deliberate slowing from the 48.51% growth rate during 2005. Due to the short term nature of construction loans, originations required to sustain such high growth are nearly triple the net growth. Construction projects are typically completed in a nine to twelve month period, at which point the loan is paid and permanent financing is required. A shift into more of this permanent type financing was planned and achieved for 2006. The Company's results of operations can be significantly affected by general economic conditions, particularly its ability to increase loan volume through construction lending if market interest rates were to continue rising. As this segment of the Bank's loan portfolio must be replaced every nine to twelve months, if the construction industry were to slow due to rising interest rates, Bank originations could be significantly reduced. In order to mitigate this risk, the Bank began increasing its volume of longer term, permanent real estate financing. The highly competitive nature of this business is another significant factor that could potentially affect the Company's results of operations. As a lower rate of interest may need to be accepted for this type of credit due to strong competitive bidding, the Bank's net interest margin could be further reduced. During 2006, the Bank's margin decreased from 4.39% to 4.24%. This decline in margin was sustained during the first quarter of 2006, and was totally a result of increased interest expense on deposit accounts as well as on outstanding borrowings. Each quarter thereafter, net interest margin fluctuated only slightly, indicative of the increasing competitive pressures for deposit acquisition evidenced this past year. Overall, the four rate increases effected during the first half of 2006 were beneficial to the Bank's increasing loan volume, as the average monthly yield on the portfolio increased from 7.68% in January 2006 to 8.39% in December of 2006. The Bank's loan portfolio is comprised of 42.5% of immediately repriceable loans tied to the Wall Street Journal prime rate. 51.3% of the company's real estate portfolio is adjustable and tied to various US treasury note rates. Therefore an upward shift in market rates has an immediate positive effect on most loan yields. Average yield on loans for the year was 7.97% during 2006 as compared to 7.22% during 2005.

Significant loan growth was achieved during 2006 with no compromise to underwriting standards or asset quality. At year end, nonperforming loans amounted to only $28. The one loan which was discussed in last year's 10-K and quarterly 10-Q reports, a leasehold mortgage on a property located on Madison Avenue in New York City, became a nonaccrual loan during the third quarter of 2006, and was subsequently written down to its net realizable value and moved into other real estate in December 2006. No further writedowns are presently anticipated for this property and its sale is expected during 2007.

During 2006, the positive impact on earnings from the growth in the loan portfolio was partially due to the Bank's ability to provide most of the funding for these loans through internally generated deposits. Although deposit costs did increase during 2006, the expense was always lower than that of comparable wholesale borrowings. These borrowings were required early in 2006. As the Bank ran various time deposit promotions throughout the first quarter of the year and these new deposits flowed into the Bank, these wholesale funds were no longer required. As loan growth was very strong during the fourth quarter of 2006, but typical year end deposit runoff also occurred, the Bank turned to the wholesale market once again to temporarily bridge the gap between loans and deposits. The level of overnight borrowings was minimal and amounted to $4,580 on the last day of the year. As funds from matured investment securities and one large loan payoff flowed into the Bank after business hours on December 29, 2006, federal fund sales of over $14 million dollars was actually resumed on January 2, 2007. During 2006 deposits grew by $195,392 or 28.04%. The Bank was able to achieve this growth through various channels, one of which was through its newest branch offices. $70,518 of this total growth was originated at the Company's five newest locations. Deposit growth, similar to loan growth, is also affected by external interest rate movements and strong competitive pressures. Both of these factors played an important role in the Company's results of operations during 2006. Of the total deposit growth of $195,392, demand deposits grew by only $6,780 or 7.08%. In spite of this small growth, the increase was higher than the 5.93% that was achieved during 2005. Competitive pressures for a "commodity" product have been and remain extremely strong. Free checking is commonplace to all banks, and the movement of a consumer checking account from one institution to another is one of the more difficult challenges facing banks that want to grow deposits today. Money market accounts grew by $47,490 or 21.85% and time deposits by $125,837 or 41.02%. NOW accounts and savings accounts increased in volume by $15,285 or 19.87%. The Bank ran several time deposit promotions, and advertised frequently for money market and savings accounts during the year in an effort to provide a majority of the funding for its loan growth. The introduction of the Premium savings account took place during February 2006 and resulted in putting an end to the runoff of savings balances that was experienced in 2005, and added $4,709 of new deposits. Although most new interest bearing deposits that were acquired during 2006 caused compression in the Bank's interest margin, management was still able to provide this funding at rates lower than comparable term Federal Home Loan Bank advance rates, and thus was able to minimize margin compression. 2006 witnessed increasing liquidity demands by customers who were uncertain as to the future direction of interest rates, and as such, short term certificates of deposit were most attractive to them. The often inverted yield curve made it difficult for the Company to earn any spread on traditional bank investment products, therefore a high level of long term investment securities were not added during 2006. In fact, a majority of investment maturities were rechanneled into higher yielding loans, and during the third quarter, sales of lower yielding securities were transacted in order to achieve higher yields in new loan originations. With economic conditions still remaining positive in both the Long Island and metropolitan area marketplace, and the building industry expected to rebound on Long Island and continue to prosper in New York City, the Company's outlook for continued asset growth is positive. The liability side of the balance sheet, particularly the sources for funding for this asset growth, remains the Company's greatest challenge.

As previously discussed, the Bank's investment portfolio decreased in size during 2006. Security purchases during the year amounted to $30,080, and were primarily in the U.S. government agency and municipal portfolios. These new investment securities had a weighted average yield of 5.29% and a weighted average maturity of 7.55 years. During the year, matured and called securities of $43,893 reduced the size of the portfolio. Although the interest income generated by investment securities is often lower than that of loans, these securities are held by the Bank for liquidity purposes and also to provide the Bank with the collateral necessary for acceptance of local municipal deposits.

During February 2006, the Bank successfully completed the formation of BOS Preferred Funding Corp., a real estate investment trust. This subsidiary was formed to hold a portion of the Bank's consumer and commercial real estate loans. As a result of New York State tax laws, 60% of the dividends received by the Bank from this subsidiary are excludable from taxable income. This tax savings amounted to over one million dollars during 2006.

2006 was another successful year for the Company, with record earnings for the twelfth consecutive year. Return on equity was 22.63%, the tenth consecutive year for a return to stockholders of over 20%. However, significant challenges lie ahead for the Company. Growth in deposits, particularly demand deposits, will remain difficult. With slower demand deposit growth, most of which is in free checking accounts, maintaining fee income from service charges becomes difficult. Interest bearing deposit acquisition, while not as difficult to achieve as demand deposit acquisition, can place extreme pressure on net interest margin. Based on the uncertainty of actions to be advocated by the new Federal Reserve Chairman during 2007, any further rate increases could have a material impact on the cost for these deposits. As longer term borrowings mature during the coming years, the rates at which they are renewed could be significantly higher than the current rates paid. The current weighted average rate on all long term borrowings from the Federal Home Loan Bank is 3.96% with a weighted average term of seventeen months. Replacing this funding with similar term funding could increase interest expense by one hundred and fifty basis points. This uncertainty in forward interest rates, as well as the unusual yield curve, place additional pressures on net income. The Company continues to meet these challenges in various ways, one of which is by expanding its franchise. One new branch office in Bohemia was opened during 2006, and the Company's fifteenth branch office in Coram actually opened for business on January 16, 2007. Plans for the opening of two additional branch offices in 2007 plus two new offices in 2008 continue to increase the geographical footprint of the Company. Development of new products and/or addition of product lines to increase fee income also assist in maintaining strong earnings despite the preponderance of free checking. The Overdraft Honor program continued to be very successful toward this effort during 2006. This product provides the consumer with coverage of overdrafts up to a predetermined level, yet provides the Bank with significant dollars of new fee income. Additional revenue from Bank of Smithtown Insurance Agents and Brokers, Inc. provides another source of increased fee income. Net revenues from the Agency increased this year over 2005 by 19.30%. Future challenges to be faced by the Company will also continue to be met through strong asset liability management, with interest rate modeling and other analytical tools to ensure profit maximization within acceptable limits of risk.

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

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, probable incurred losses, past loss experience, current economic conditions and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process, including the procedures for impairment testing under Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", an Amendment of SFAS Statements No. 5 and 15, and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an Amendment of SFAS Statement No. 114. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan's observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan's observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans. At December 31, 2006, management believed the allowance for loan losses had been established and maintained at a level adequate to reflect the probable incurred losses in the Bank's loan portfolio.

Liquidity

The objective of liquidity management is to ensure the sufficiency of funds available to respond to the needs of depositors and borrowers and to access unanticipated earnings enhancement opportunities for Company growth. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Company's principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2006 were limited to $32,436 which represented the Bank's 2006 net income and the net retained earnings from the previous two years. The dividends received from the Bank are used primarily for dividends to the stockholders, and also for interest payments on the subordinated debt. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank's objective in asset liability management is to match the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is a primary function of management and is reviewed on an ongoing basis. The Chief Executive Officer, all Executive Vice Presidents, the Vice President of Retail, the Comptroller and the Vice President for Financial Reporting serve on the Asset Liability Management Committee. Historically, the Bank has relied on its deposit base as its principal source of funding. However, in recent years, various sources of funding have become available to the Bank in increasing magnitudes. These additional sources may be more attractive to the Bank at different times based on market interest rates and other competitive factors. Management views all sources of funding as acceptable and makes decisions as to which sources are more advantageous at the time of need. The discriminate use of different sources of funding at different points in time has contributed to higher interest margins and overall net income for the Bank during 2006 and 2005. At December 31, 2006 the Bank had the ability to borrow on aggregate, unsecured lines of credit of $23,000 with unaffiliated correspondent banks. None of this credit was outstanding at year-end, and therefore all $23,000 was available for use. The Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. At December 31, 2006, $160,682 of these funds was available yet for borrowing.

The following table represents management's expectations regarding the estimated cash flow of interest bearing assets and liabilities as of December 31, 2006. This table has been derived based on internal data and management's assumptions, and not necessarily the contractual terms for repayment or redemption. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, changes in market interest rates that are not matched by the Company, early withdrawals of deposits and competition. Therefore, this information does not reflect the effect of repricing rights or the impact of repricing on interest income or expense. The following significant assumptions were used in developing the following tables: (a) time deposits reflect contractual maturities, (b) money market accounts are rate sensitive and accordingly, all accounts have been included as withdrawable within the first two years and (c) savings and NOW accounts are not as rate sensitive to withdrawal as money market accounts, therefore a significant percentage of these accounts are reflected in the more than 1 to 5 years category. These assumptions are based on management's historical analysis of market interest rates and levels of the Company's deposits over the past ten years.

                                               Over Three     Over Six                 Over One
                                                 Months        Months       Total        Year
                                    Three       Through       Through      Within       Through    Over
                                    Months        Six           One          One         Five      Five
                       Revolving    Or less      Months         Year        Year         Years     Years      Other         Total
                       ---------    -------      ------         ----        ----         -----     -----      -----         -----
Assets:
Investments             $     --   $  22,475    $   3,832    $  19,254    $  45,561    $ 38,795   $16,655   $      --   $   101,011
Federal funds sold           236          --           --           --          236          --        --          --           236
Loans:
Installment                3,098      18,036        1,285        1,768       24,187       4,323     1,732          --        30,242
Real estate and
commercial               245,594     114,587        5,698       24,471      390,350     366,050    64,603          --       821,003
Cash and due from
   banks                      37          --           --           --           37          --        --      27,347        27,384
Bank premises &
   equipment                  --          --           --           --           --          --        --      20,598        20,598
Other assets                  --          --           --           --           --          --        --      56,788        56,788
Allowance for
loan losses                   --          --           --           --           --          --        --      (7,051)       (7,051)
Non-accrual loans             --          --           --           --           --          --        --          12            12
Deferred loan fees            --          --           --           --           --          --        --      (1,999)       (1,999)
                        --------   ---------    ---------    ---------    ---------    --------   -------   ---------   -----------

        Total           $248,965   $ 155,098    $  10,815    $  45,493    $ 460,371    $409,168   $82,990   $  95,695   $ 1,048,224
                        ========   =========    =========    =========    =========    ========   =======   =========   ===========

Liabilities and
Stockholders' Equity:
Savings                 $     --   $   2,509    $   2,509    $   5,019    $  10,037    $ 40,153   $    --   $      --   $    50,190
Money market                  --      33,109       33,110       66,219      132,438     132,438        --          --       264,876
NOW                           --       2,100        2,100        4,200        8,400      33,603        --          --        42,003
Time deposits of
   $100,000 or more           --      58,472       39,776       40,733      138,981      37,860        --          --       176,841
Other time deposits           --      71,257       55,359       77,632      204,248      51,551        --          --       255,799
Demand deposits               --          --           --           --           --          --        --     102,608       102,608
Other borrowings           4,580      20,000           --       10,000       34,580      25,000        --          --        59,580
Subordinated debt             --          --           --           --           --          --    18,217          --        18,217
Other liabilities             --          --           --           --           --          --        --      11,303        11,303
Stockholders' equity          --          --           --           --           --          --        --      66,807        66,807
                        --------   ---------    ---------    ---------    ---------    --------   -------   ---------   -----------

        Total           $  4,580   $ 187,447    $ 132,854    $ 203,803    $ 528,684    $320,605   $18,217   $ 180,718   $ 1,048,224
                        ========   =========    =========    =========    =========    ========   =======   =========   ===========

Cash flow gap per
   period               $244,385   $ (32,349)   $(122,039)   $(158,310)   $ (68,313)   $ 88,563   $64,773   $ (85,023)  $        --
                        ========   =========    =========    =========    =========    ========   =======   =========   ===========

Cash flow gap to
   total assets (%)        23.31%      (3.09)%     (11.64)%     (15.10)%      (6.52)%      8.45%     6.18%                       --%

Cumulative cash
   flow gap             $244,385   $ 212,036    $  89,997    $ (68,313)   $ (68,313)   $ 20,250   $85,023               $        --
                        ========   =========    =========    =========    =========    ========   =======               ===========

Cumulative cash
   flow gap to
   total assets (%)        23.31%      20.23%        8.59%       (6.52)%      (6.52)%      1.93%     8.11%                       --%

Analysis of Net Interest Income
2006 vs. 2005

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expense on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

As has been discussed in prior sections, the Bank's net interest margin decreased by fifteen basis points during 2006, resulting primarily from the increased cost of time deposits and money market accounts, as well as borrowings. However, the Bank has been able to take advantage of the increasing interest rate environment by repricing its loan portfolio to higher rates. 42.50% of the Bank's loan portfolio is immediately repriceable and tied to the Wall Street Journal prime rate. An additional 51.30% of the loan portfolio is adjustable and tied to various US treasury note rates. The upward repricing of these loans has mitigated the pressure placed on margin by the higher cost of interest bearing deposits.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Interest income on investment securities is shown on a tax-equivalent basis. Interest income on "nontaxable" investment securities depicted below have been grossed up by .515. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields. The average balance of total loans include nonaccrual loans, if any.

                                         ------------2006-----------     ------------2005-----------    ------------2004------------
                                         ---------------------------     ---------------------------    ----------------------------
                                         Average             Average     Average             Average    Average              Average
                                         Balance   Interest   Rate       Balance   Interest    Rate     Balance    Interest    Rate
                                         -------   --------   ----       -------   --------    ----     -------    --------    ----
ASSETS
Interest-earning assets:
  Investment securities:
    Taxable                             $103,741    $ 4,650    4.48%    $ 86,517    $ 3,398    3.93%    $ 37,910    $ 1,504    3.97%
    Nontaxable                            11,935        657    5.50       14,663        728    4.96       18,030      1,040    5.77
                                                    -------             --------    -------             --------    -------
    Total investment securities          115,676      5,307    4.59      101,180      4,126    4.08       55,940      2,544    4.55
 Loans                                   777,938     62,037    7.97      609,703     44,029    7.22      521,642     34,113    6.54
 Federal funds sold                        8,367        412    4.93       17,688        507    2.87       13,054        140    1.07
 Other interest-earning assets             4,289        249    5.81        4,038        208    5.15        3,223         86    2.67
                                        --------    -------             --------    -------             --------    -------
    Total interest-earning assets        906,270     68,005    7.50      732,609     48,870    6.67      593,859     36,883    6.21
Noninterest-earning assets                59,241                          53,607                          40,952
                                        --------                        --------                        --------

Total assets                            $965,511                        $786,216                        $634,811
                                        ========                        ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities:
  Savings deposits (including NOW)      $ 82,272    $   605    0.74%    $ 84,359    $   234    0.28%    $ 88,784    $   367    0.41%
  Money market accounts                  249,129      8,394    3.37      208,424      4,114    1.97      179,498      2,230    1.24
  Time deposits                          385,752     16,774    4.35      256,333      9,149    3.57      167,086      5,678    3.40
                                        --------    -------             --------    -------             --------    -------
  Total interest-bearing deposits        717,153     25,773    3.59      549,116     13,497    2.46      435,368      8,275    1.90
  Other borrowings                        63,070      2,532    4.01       69,084      2,449    3.54       49,794      1,587    3.19
  Subordinated debt                       16,312      1,259    7.72       11,000        706    6.42       11,000        485    4.41
                                        --------    -------             --------    -------             --------    -------
    Total interest-bearing
     liabilities                         796,535     29,564    3.71      629,200     16,652    2.65      496,162     10,347    2.08
                                        --------    -------             --------    -------             --------    -------

Noninterest-bearing liabilities:
  Demand deposits                        102,632                         101,289                          92,724
  Other liabilities                        4,635                           4,220                           3,085
                                        --------                         -------                        --------
Total liabilities                        903,802                         734,709                         591,971
Stockholders' equity                      61,709                          51,507                          42,840
                                        --------                        --------                        --------
Total liabilities and stockholders'
 equity                                 $965,511                        $786,216                        $634,811
                                        ========                        ========                        ========

Net interest income/interest
 rate spread                                        $38,441    3.79%                $32,218    4.02%                $26,536    4.12%
                                                    =======    ====                 =======    ====                 =======    ====
Net earning assets/net yield
 on average interest-earning
 assets                                 $109,735               4.24%    $103,409               4.39%    $ 97,697               4.47%
                                        ========               ====     ========               ====     ========               ====

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest earning assets and interest bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rates multiplied by prior volume); and (3) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include non-accrual loans (if any).

Rate Volume Relationships of Interest Margin on Interest Earning Assets and Interest Bearing Liabilities

                                       ----------------2006/2005--------------      ----------------2005/2004--------------
                                                   Increase (Decrease)                        Increase (Decrease)
                                                    Due to change in                           Due to change in

                                                                        Net                                          Net
                                         Volume          Rate          Change        Volume          Rate          Change
                                         ------          ----          ------        ------          ----          ------
Interest income:
Investment securities:
Taxable                                $     724      $     528      $   1,252      $   1,919      $     (25)     $   1,894
Nontaxable                                  (143)            72            (71)          (181)          (131)          (312)
                                       ---------      ---------      ---------      ---------      ---------      ---------
Total investment securities                  581            600          1,181          1,738           (156)         1,582
Loans                                     12,782          5,226         18,008          6,059          3,857          9,916
Federal funds sold                          (363)           268            (95)            91            276            367
Other interest-earning assets                 14             27             41             32             91            123
                                       ---------      ---------      ---------      ---------      ---------      ---------

Total interest-earning assets             13,014          6,121         19,135          7,920          4,068         11,988

Interest expense:
Savings deposits (including NOW)             (11)           382            371            (15)          (118)          (133)
Money market accounts                      1,087          3,193          4,280            465          1,419          1,884
Time deposits                              5,123          2,502          7,625          3,109            362          3,471
                                       ---------      ---------      ---------      ---------      ---------      ---------
Total interest-bearing deposits            6,199          6,077         12,276          3,559          1,663          5,222

Other borrowings                            (227)           310             83            649            213            862
Subordinated debt                            375            178            553             --            221            221
                                       ---------      ---------      ---------      ---------      ---------      ---------

Total interest-bearing liabilities         6,347          6,565         12,912          4,208          2,097          6,305
                                       ---------      ---------      ---------      ---------      ---------      ---------

Changes in interest margin             $   6,667      $    (444)     $   6,223      $   3,712      $   1,971      $   5,683
                                       =========      =========      =========      =========      =========      =========

For 2006 vs. 2005

Net interest income, on a tax equivalent basis, increased by $6,223, or 19.32%, from 2005 to 2006. As can be seen from the above table, this was due to a combination of an increased volume variance of $6,667 and a decreased rate variance of $444.

Variances in Volume

During 2006, the average volume of investment securities increased by $14,496, although year-end balances were lower in 2006 than 2005. This was due to a majority of maturities and calls occurring during the last six months of the year. Most investment maturities were channeled into new loan originations to take advantage of higher yields. Of the $30,080 in new investment purchases, $27,885 were in US government agency obligations, with the remainder in municipal obligations and other equity securities. The largest growth in average balance during 2006 was in the loan portfolio. This increase amounted to $168,235, of which real estate loans increased by the highest percentage. Within the real estate portfolio, the greatest increase in average balances was in land and construction loans which increased in average volume by over $58 million dollars or 40.95%. The next largest area of growth was in residential and commercial mortgages which grew in average volume by 25.40%. Federal funds balances declined from 2005 to 2006 as most deposit inflows were either deployed into new loans or new investment securities. On the liability side of the balance sheet, during 2006, average interest bearing deposit volumes increased by almost the same amount as loan balances , and this increase totaled $168,037. The greatest percentage increase within the deposit portfolio was in time deposits which grew in average balance by $129,419 or 50.49%. The Company ran several time deposit promotions during the year in an effort to collect the deposits required to fund new loan originations. The promotions were very successful in attracting new deposits which were less costly to the Bank than comparable term Federal Home Loan Bank advances. The Elite money market product was also quite successful in adding new balances to the Bank's deposit portfolio, and this addition amounted to $40,705 in average balances equating to a 19.53% increase. The Company's newest branch offices made large strides toward increasing overall deposit balances during 2006, with approximately 30% of all new money attributable to these newest locations. The average balance of the Company's subordinated debt increased during the year from $11,000 to $16,312 as a result of a $7,000 trust preferred issuance in March 2006. The funds obtained from this issuance were quickly deployed into new loan fundings. Demand deposits increased in average balance by $1,343. The growth in average balance for stockholders' equity during 2006 was $10,202 or 19.81% resulting primarily from the $13,967 of net income. This strong net income level in combination with the growth in stockholders' equity resulted in a return on average equity of 22.63%.

Variances in Rate

The average rate earned during 2006 on interest earning assets increased by 83 basis points from 6.67% in 2005 to 7.50% in 2006. Loans were primarily responsible for this increase. The average rate received on loans in 2006 was 7.97% as compared to 7.22% in 2005. This is a result of the large volume of immediately repriceable loans within the Bank's portfolio. As market rates change, so do the rates on these loans. The investment portfolio increased in average rate by 51 basis points year over year, due to the purchase of slightly higher yielding securities. On the liability side of the balance sheet, the cost of deposits increased substantially, by 45.93%, as market rates increased and competitive pressures heightened throughout the year. Although the Company manages rates paid on its deposits carefully, customers have become more sophisticated rate shoppers. The use of the internet for obtaining competitive rates is widely used. A customer's choice of where to place available funds has grown substantially, and has resulted in an increasingly competitive rate environment, with higher rate offerings now affecting all financial institutions. This trend is likely to continue. Resulting net interest margin for 2006 was fifteen basis points lower than in 2005, but still remains the Bank's primary source of net income.

For 2005 vs. 2004

Net interest income, on a tax equivalent basis, increased by $5,683 or 21.41% from 2004 to 2005. As can be seen from the above table, this was due to a combination of an increased volume variance of $3,712 and increased interest rate variance of $1,971.

Variances in Volume

During 2005, the average volume of investment securities increased by $45,240, as excess funds collected early in the year were employed in securities yielding a higher rate of interest than federal funds. A majority of these new securities were US government agency securities with maturities of less than five years. The largest increase in the Company's balance sheet was in the loan portfolio. This average balance increased from 2004 to 2005 by $88,061. Within the loan portfolio, the greatest increase was in real estate loans, which grew by over $50,000 in average balances. Within the real estate portfolio, loans to finance land acquisition and construction loans increased by the greatest percentage. Commercial mortgages decreased slightly in volume due to refinancing activity, limitations placed upon the Bank relative to legal lending limits, and to intense competitive pricing pressures. On the liability side of the balance sheet, average interest bearing deposit volume increased by $113,748 or 26.13%. The greatest increase within deposit balances was in time deposits. The Bank ran several certificate of deposit promotions throughout the year, at rates lower than comparable Federal Home Loan Bank advance rates, and was very successful in attracting new customers. These accounts, as well as Elite money market accounts, were the primary drivers of deposit acquisition during 2005. The addition of three new branch offices also significantly increased the breadth of the Bank's customer base. The average balance increase in demand deposits for 2005 was $8,565 or 9.24%. While not as strong an increase as management would like to have seen for the year, demand deposit acquisition and retention become a priority goal during 2006. The Bank's use of borrowed funds, primarily in the form of term advances from the Federal Home Loan Bank, increased during 2005 by $19,290. Twenty million dollars of borrowings were originated during the last two months of 2004, as the pricing of interest bearing deposits was very high. At that point in time, management made the decision to turn to the wholesale markets for loan funding rather than pay the higher rates on deposit accounts. These additional borrowings at year-end 2004 were responsible for the increased average balances of 2005. Throughout the majority of 2005 the Bank relied on its own internal deposit generation to fund new loan originations. Stockholders' equity increased during 2005 as a result of strong earnings, and this growth resulted in a very strong return on average equity of 21.48%.

Variances in Rate

The increase in short term interest rates resulting from eight Federal Reserve Bank rate increases during 2005 was responsible for the upward movement in rate variance. A majority of the Bank's loan portfolio is adjustable with 32.84% indexed to the prime rate. These immediately repriceable loans were in large part responsible for the increase in yield of 68 basis points on the portfolio during 2005. Investment yields did not fare as well, as new purchases added to the portfolio carried lower yields than currently held securities. These new purchases were predominantly short term issues, as term extension carried no benefit in the flat yield curve environment of 2005. The average yield on federal funds sold increased by 180 basis points over the corresponding yield in 2004. This large increase in average yield in combination with a smaller increase in average balances produced a 262.14% increase in income. Overall, the yield on interest earning assets increased by 7.41% during 2005. Costs for deposits also increased, with the largest increase in interest on money market accounts. This was due to the Elite money market account which bears a high rate of interest for balances of $25,000 or more. The product was very successful in attracting additional deposits. Although there was some migration from lower paying money market accounts and savings accounts, overall the balances raised from the product were new funds to the Bank, and were lower cost than overnight borrowings and short term advances. The increase in average cost of deposit accounts was 56 basis points from 2004 to 2005. The average rate on borrowings also increased during 2005 by 35 basis points. The addition of four advances from the Federal Home Loan Bank totaling twenty million dollars at year-end 2004 was responsible for this increase. The total increase in interest expense for the Company's subordinated debt was due to the increase in average rate. This increase amounted to 201 basis points for the year 2005 over 2004. The total effect of the increases in average rates and volumes during 2005 was increased net interest income and slightly decreased net interest margin, due primarily to the significant growth in the Bank's loan portfolio.

Loans

The Bank's loan portfolio consists primarily of real estate loans secured by residential and commercial properties located within the Bank's market area as well as within the five boroughs of New York City. Loan growth remained strong during 2006. The portfolio grew by $150,837 over the 2005 level, representing an increase of 21.60%. The largest area of growth during 2006 was in residential loans. Residential loans consist of loans to customers for residential home purchases, both first and second liens, revolving, open end loans secured by one to four family residential properties and extended under lines of credit, as well as secured by multifamily residential properties. Within the residential loan portfolio, the increases were highest in the multifamily and closed end one to four family segments. The second largest area of growth in the portfolio was in the construction and land development loans sector. These loans are typically of a short term nature, and provide the interim financing needs of builders during the construction stages of their project. These two segments of the Bank's loan portfolio grew in total by $112,169 or 37.51%. Real estate lending continued to be the Bank's primary focus and strength for 2006 and will be for the coming year. This can be seen from the segmentation of the portfolio which remained stable from 2005 to 2006, with real estate loans comprising 93.79% and 94.53%, respectively. The Bank's experience as to strong performance, low delinquencies, and minimal charge-offs provide the basis for continuation in real estate lending. Concentration risk is mitigated by geographical and industry diversification, as well as sound, conservative underwriting standards and periodic internal loan stratification review as well as credit review performed by a former regulatory examiner.

The following table sets forth the major classifications of loans:

                                            ---------2006-------     --------2005-------      --------2004-------
Real estate loans, construction             $219,641      25.80%     $178,510      25.50%     $120,204      21.06%
Real estate loans, other:
Commercial                                   391,758      46.03       357,053      51.00       302,281      52.95
Residential                                  191,550      22.50       120,512      17.21       105,302      18.45
Agricultural                                   1,695       0.20           565       0.08            --         --
Commercial and industrial loans               43,775       5.14        41,854       5.98        40,968       7.18
Loans to individuals for household,            2,471       0.29         1,126       0.16         1,894       0.33
 family and other personal expenditures
All other loans (including overdrafts)           367       0.04           511       0.07           190       0.03
                                            --------     ------      --------     ------      --------     ------

Total loans                                 $851,257     100.00%     $700,131     100.00%     $570,839     100.00%
                                            ========     ======      ========     ======      ========     ======

                                               ---------2003-------     --------2002-------
Real estate loans, construction                $ 74,753      16.26%     $ 63,774      17.81%
Real estate loans, other:
Commercial                                      259,126      56.37       179,090      50.00
Residential                                      84,873      18.46        85,001      23.73
Agricultural                                         --         --            --         --
Commercial and industrial loans                  39,228       8.53        26,830       7.49
Loans to individuals for household,               1,383       0.30         2,976       0.83
 family and other personal expenditures
All other loans (including overdrafts)              315       0.08           500       0.14
                                               --------     ------      --------     ------

Total loans                                    $459,678     100.00%     $358,171     100.00%
                                               ========     ======      ========     ======

Total non-performing loans at December 31, 2006 and 2005 were $28 and $47. Loans past due 30-89 days at these same points in time were $1,483 and $7,490, respectively. Of this $1,483 total at year-end, one line of credit for $1,450 was past due as a result of the borrower being out of the country and unavailable for renewal of the obligation. Since then, an extension agreement has been executed and the Bank has no reason to anticipate any further problems. Total internally classified loans, made up of non-performing and past due loans as well as loans which management deems to be potentially troublesome at December 31, 2006 and 2005 amounted to $915 and $8,055. The sharp decline in these classified loans is due to the $7,226 loan that became non-accrual in September 2006, and was subsequently transferred into other real estate. This loan was written down to its appraised value of $8,000 less all expected selling expenses totalling $1,028. The resulting $6,972 was transferred into other real estate. Management expects no further loss to be incurred on this property and is currently making efforts to sell the property during 2007.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 2006:

                                                                          After One
                                                             Within        Year but        After
                                                              One        Within Five       Five
Fixed rate loans                                              Year          Years          Years          Total
                                                              ----          -----          -----          -----
 Commercial (and all other loans including overdrafts)     $      827     $    2,903     $    1,587     $    5,317

Variable rate loans
 Commercial (and all other loans including overdrafts)         26,618         10,038          2,169         38,825
 Real estate-construction                                      75,503         16,848             --         92,351
                                                           ----------     ----------     ----------     ----------

  Total                                                    $  102,948     $   29,789     $    3,756     $  136,493
                                                           ==========     ==========     ==========     ==========

Analysis of the Allowance for Loan Losses

The allowance for loan losses at December 31, 2006 and 2005 was $7,051 and $5,964. The change in the allowance account is comprised of net charge-offs of $413 and a provision for loan losses of $1,500. Based on specific reserves for internally classified loans and multiple factors including historical experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage.

Currently, the Bank's reserve ratio (the allowance for loan losses as a percentage of end of period loans) is .83%. At December 31, 2005 this same ratio stood at .85%. Management believes this level of reserves is adequate due to the quality of the portfolio and is within the range of peer group banks.

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

The following tables describe the activity in the allowance for loan losses account followed by key loan ratios for the following years ended:

                                                                 2006            2005            2004           2003           2002
                                                                 ----            ----            ----           ----           ----
Allowance for loan losses at beginning of period           $    5,964      $    4,912      $    4,761     $    3,946     $    3,092
Loans charged off:
      Commercial                                                  170              82             159             77            200
      Real estate                                                 254              --              22             --             --
      Consumer                                                    140             162              --              2             18
                                                           ----------      ----------      ----------     ----------     ----------
Total loans charged off                                           564             244             181             79            218
Recoveries on amounts previously charged off:
      Commercial                                                   63              52             186            109             19
      Real estate                                                  66              10               4             14             26
      Consumer                                                     22              34              10              8              7
                                                           ----------      ----------      ----------     ----------     ----------
Total recoveries                                                  151              96             200            131             52
                                                           ----------      ----------      ----------     ----------     ----------
Net (charge-offs) recoveries                                     (413)           (148)             19             52           (166)

Reclassification to allowance for contingent liabilities                                          (64)
Current year's provision for loan losses                        1,500           1,200             196            763          1,020
                                                           ----------      ----------      ----------     ----------     ----------
Allowance for loan losses at end of period                 $    7,051      $    5,964      $    4,912     $    4,761     $    3,946
                                                           ==========      ==========      ==========     ==========     ==========

                                                           2006           2005           2004          2003          2002
                                                           ----           ----           ----          ----          ----
Total loans:
Average loans, net                                     $777,938       $609,703       $521,642      $396,946      $324,247
End of period (net of unearned discount)                849,258        698,421        570,093       459,630       358,050

Ratios:
Net (charge-offs) recoveries to:
    Average loans                                         (0.05)%        (0.02)%        0.004%         0.01%        (0.05)%
    Loans at end of period                                (0.05)         (0.02)         0.003          0.01         (0.05)
    Allowance for loan losses                             (5.86)         (2.48)          0.39          1.09         (4.21)
    Provision for loan losses                            (27.50)        (12.33)          9.69          6.82        (16.27)
    Previous year's charge-offs to current years
    recoveries                                          (187.69)       (188.54)         39.50        166.41        928.85
Allowance for loan losses at year-end to:
    Average loans (net of unearned discount)               0.91           0.98           0.94          1.20          1.22
    End of period loans (net of unearned discount)         0.83           0.85           0.86          1.04          1.10

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio. The level of unallocated reserves was arrived at after an in depth analysis of the unique characteristics of the Company's portfolio. Factors such as the high growth rate of the portfolio over the past several years, the historical performance of the portfolio including delinquencies, net charge-off ratios and the level of nonperforming loans have been considered in determining the level of unallocated reserves. Additional factors including local economic conditions, loan concentrations, and experience level of lending staff all contribute to the final determination of the unallocated portion of the allowance.

                             2006                  2005                  2004                  2003                 2002
                             ----                  ----                  ----                  ----                 ----
                                    %                     %                     %                     %                    %
                                  Loans                 Loans                 Loans                 Loans                Loans
                                    To                    To                    To                    To                   To
                       Amount     Total      Amount     Total      Amount     Total      Amount     Total      Amount    Total
                       ------     -----      ------     -----      ------     -----      ------     -----      ------    -----
Commercial             $  490       5.2%     $  474       6.0%     $  474       7.2%     $  924       8.5%     $  749       7.5%
Real estate             6,006      94.5       4,893      93.8       3,812      92.4       3,354      91.1       2,692      91.5
Consumer and other         60       0.3          19       0.2           6       0.4          25       0.4          20       1.0
Unallocated               495        --         578        --         620        --         458        --         485        --
                       ------     -----      ------     -----      ------     -----      ------     -----      ------     -----

    Total              $7,051     100.0%     $5,964     100.0%     $4,912     100.0%     $4,761     100.0%     $3,496     100.0%
                       ======     =====      ======     =====      ======     =====      ======     =====      ======     =====

The following table sets forth the Bank's nonaccrual and contractually past due loans:

                                                 --------------------------As of December 31,--------------------------
                                                                           ------------------
                                                   2006            2005           2004           2003           2002
                                                   ----            ----           ----           ----           ----
Accruing loans past due 90 days or more          $       16     $       --     $       --     $       --     $      187
Nonaccrual loans                                         12             47             --             --          1,712
                                                 ----------     ----------     ----------     ----------     ----------

    Total                                        $       28     $       47     $       --     $       --     $    1,899
                                                 ==========     ==========     ==========     ==========     ==========

These nonaccrual loans represent negative demand deposit balances resulting from the Company's Overdraft Honor program that have not been charged-off to the allowance for loan loss account. It is the Company's policy to charge off these overdrafts after they have remained outstanding for 55 days, but for regulatory purposes they are considered nonaccrual loans after 30 days.

Securities

During  2006,  total  securities   decreased  by  $15,181.   Purchases  included
obligations of U.S. government agencies, municipal securities and a trust preferred issuance. All purchases were added to the available for sale portfolio with the exception of certain bonds issued by a local municipality, which were added to the held to maturity portfolio.

The following schedule sets forth the estimated fair value for securities available for sale and the amortized cost for investment securities held to maturity as detailed in the Company's balance sheets as of December 31, 2006, 2005, and 2004.

                                                              2006           2005           2004
                                                              ----           ----           ----
Securities available  for sale
    Obligation of U.S. treasury                         $       --     $    6,896     $       --
    Obligations of U.S. government agencies                 84,713         84,602         30,192
    Mortgage-backed securities                               2,972          8,080          4,976
    Obligations of state and political subdivisions          8,943         13,523         13,585
    Other securities                                         3,968          1,990          3,005
                                                        ----------     ----------     ----------

       Total securities available for sale              $  100,596     $  115,091     $   51,758
                                                        ==========     ==========     ==========

Securities held to maturity
    Mortgage-backed securities                          $       41     $       89     $      165
    Obligations of state and political subdivisions            374          1,012          1,419
                                                        ----------     ----------     ----------

       Total securities held to maturity                $      415     $    1,101     $    1,584
                                                        ==========     ==========     ==========

The following table sets forth the amortized costs and estimated fair values of securities by contractual maturity at December 31, 2006:


                                                                                                               Weighted
                                                                                             Weighted          Average
                                                             Amortized     Estimated          Average          Maturity
                                                                Cost       Fair Value          Yield          (in years)
                                                                ----       ----------          -----          ----------
Investment securities available for sale
Obligations of U.S. government agencies:
 Within 1 year                                              $   33,304     $   33,157           3.91%
 After 1 year, but within 5 years                               34,189         33,963           4.97
 After 5 years, but within 10 years                             17,755         17,593           5.06
                                                            ----------     ----------
  Total obligations of U.S. government agencies                 85,258         84,713           4.57            3.06

Mortgage-backed securities:
 After 10 years                                                  2,966          2,972           5.49
                                                            ----------     ----------
  Total mortgage-backed securities                               2,966          2,972           5.49           24.44

Obligations of state and political subdivisions:
 Within 1 year                                                   2,230          2,221           2.39
 After 1 year, but within 5 years                                3,576          3,557           3.24
 After 5 years, but within 10 years                              1,343          1,339           4.05
 After 10 years                                                  1,805          1,826           4.43
                                                            ----------     ----------
  Total obligations of state and political subdivisions          8,954          8,943           3.43            6.08
Other securities:
 After 10 years                                                  3,965          3,968           4.83
                                                            ----------     ----------
  Total other securities                                         3,965          3,968           4.83           35.19
                                                            ----------     ----------
  Total investment securities available for sale            $  101,133     $  100,596           4.50%           5.22
                                                            ==========     ==========          ======
Investment securities held to maturity
Mortgage-backed securities:
 After 1 year, but within 5 years                           $       41     $       41           6.47%
                                                            ----------     ----------
  Total mortgage-backed securities                                  41             41           6.47            1.33

Obligations of state and political subdivisions:
 Within 1 year                                                     171            172           5.23
 After 1 year, but within 5 years                                  203            205           4.75
                                                            ----------     ----------
  Total obligations of state and political subdivisions            374            377           4.97            1.40
                                                            ----------     ----------
   Total investment securities held to maturity             $      415     $      418           5.12%           1.39
                                                            ==========     ==========          ======

Obligations  of  U.S.  government  agencies,   mortgage-backed  securities  and
obligations of state and political subdivisions having an amortized cost of $61,442 and an estimated fair value of $61,075 were pledged to secure public deposits, treasury tax and loan deposits and advances.

Deposits & Other Borrowings

Total deposits increased by $195,392 or 28.04% from year-end 2005 to year-end 2006. The largest segment of the portfolio remained time deposits and represented 48.49% and 44.02% of total deposits as of December 31, 2006 and 2005, respectively. The large increase in this segment resulted from various certificate of deposit promotions run during the year. The next largest segment of the deposit portfolio was money market accounts. These accounts comprised 29.68% and 31.19% of total deposits. Money market accounts proved to be a less costly alternative for funding asset growth during 2006 than certificates of deposit. Demand deposits represented 11.50% and 13.75% of total deposits at year-end 2006 and 2005, respectively. Growth in demand deposits was 7.08% for the year. In conjunction with expanding the Company's franchise with two new branch openings, management has begun exploring additional avenues for demand deposit acquisition during 2007.

At December 31, 2006, the remaining maturities of the Bank's time deposits in amounts of $100,000 or greater were as follows:

     3 months or less                                         $  58,441
     Over 3 through 6 months                                     39,324
     Over 6 through 12 months                                    41,644
     Over 12 months                                              36,949
                                                              ---------
        Total                                                 $ 176,358
                                                              =========

During 2006, borrowings decreased from $107,949 to $59,580. These borrowings are in the form of 9 advances and an overnight line of credit drawdown of $4,580 from the Federal Home Loan Bank of New York.

A description of the borrowings is detailed below:

Description                  Rate          Type       Maturity          Amount
-----------                  ----          ----       --------          ------
Overnight Line of Credit    5.390%        Fixed      01/02/2007     $    4,580
Advance                     2.690         Fixed      01/09/2007         10,000
Advance                     4.850         Fixed      01/17/2007         10,000
Advance                     3.670         Fixed      09/17/2007          5,000
Advance                     3.630         Fixed      12/10/2007          5,000
Advance                     4.080         Fixed      12/01/2008          5,000
Advance                     4.060         Fixed      12/30/2008          5,000
Advance                     4.290         Fixed      11/30/2009          5,000
Advance                     4.050         Fixed      12/09/2009          5,000
Advance                     4.690         Fixed      03/14/2011          5,000
                                                                    ----------
         Total                                                      $   59,580
                                                                    ==========

The weighted average interest rate for the advances was 4.01% during 2006 as compared to 3.54% during 2005. The average maturity for these borrowings was 1.3 years. The underlying collateral for Federal Home Loan Bank borrowings is comprised of U.S. government agency securities, mortgage-backed securities and residential and commercial real estate loans. At December 31, 2006, available collateral at Federal Home Loan Bank was $160,682. The Bank also has unsecured lines of credit with its correspondent banks. These unused lines of credit totaled $23,000 at year-end 2006 and 2005.

The following table sets forth the Bank's borrowed funds at December 31.

                                                      2006       2005      2004
                                                      ----       ----      ----

Advances from FHLBNY
Maximum month-end balance during the year          $73,400   $107,949   $98,000
Average balance during the year                     63,070     69,076    48,720
Weighted average interest rate during the year        4.01%      3.54%     3.19%
Weighted average interest rate at year-end            4.07       3.87      3.50

Federal funds purchased
Maximum month-end balance during the year          $    --   $      *   $ 7,200
Average balance during the year                         --          8        28
Weighted average interest rate during the year          --%         *%     2.50%
Weighted average interest rate at year-end              --          *      2.50

* not meaningful

During September 2003 and March 2006, the Company formed Smithtown Bancorp Capital Trust I and II, respectively. These trusts issued $11,000 and $7,000 of trust preferred securities as part of pooled offerings. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings. These debentures represent the sole assets of the trusts, the proceeds of which were used in the ordinary course of business, primarily to fund the Bank's new loan originations. The Company's financial condition and operating results principally reflect those of the Bank.

Stockholders' Equity

Stockholders' equity increased by 19.62% from year-end 2005 to year-end 2006. This was primarily the result of net income of $13,967, dividends declared of $1,422, an increase in other comprehensive income of $270, a decrease of $1,623 in retained earnings due to the adoption of SAB 108 and vesting of unearned stock awards of $235. During 2005, the stockholders approved a restricted stock plan for directors and certain officers of the Bank. Under the provisions of the Plan, stock awards may be made to the recipients based on an amount determined by the Compensation Committee and approved by the Board each year. The awards vest to the participants over a five year period, with 20% of the award becoming vested each year. As the stock awards are earned each year, stockholders' equity is increased by the value of these vested shares. During 2006, the Company declared a three-for-two stock split; the fifth split in seven years. The book value of the Company's shares at December 31, 2006 and 2005 was $7.52 and $9.43, respectively. Basic and diluted earnings per share for the same two periods was $1.58 and $1.25, respectively.

The Company's capital management plan is to maintain capital levels that meet regulatory standards. The Company has exceeded these levels for 2006. If the current level of capital along with future retained earnings does not adequately allow the Company to meet its growth plans for 2007, the Company has the ability to issue additional common stock.

The Company had returns on average equity of 22.63%, 21.48% and 23.37%, and returns on average assets of 1.45%, 1.41% and 1.58% for the years ended December 31, 2006, 2005, and 2004 respectively.

Off-Balance Sheet Items and Contractual Obligations

The  following   tables  set  forth   contractual   obligations  and  commercial
commitments of the Company as of December 31, 2006.

                                          Total          1 Year     1 - 3 Years     4 - 5 Years      5 Years
                                          -----          ------     -----------     -----------      -------
FHLB advances                          $   59,580     $   34,580     $   20,000     $    5,000     $       --
Subordinated debt                          18,217             --             --             --         18,217
Lease obligations                          15,827          1,437          3,260          3,436          7,694
Certificates of deposit                   432,640        345,059         54,184         33,397             --
                                       ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations     $  526,264     $  381,076     $   77,444     $   41,833     $   25,911
                                       ==========     ==========     ==========     ==========     ==========

Letters of credit                           8,080          6,232          1,848             --             --
Other loan commitments                    192,263        133,026         36,819            200         22,218
                                       ----------     ----------     ----------     ----------     ----------
Total commercial commitments           $  200,343     $  139,258     $   38,667     $      200     $   22,218
                                       ==========     ==========     ==========     ==========     ==========

The Bank had the ability to borrow on unsecured lines of credit up to $23,000 at December 31, 2006. Unused lines at year-end totaled $23,000.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Board.

Recent Accounting Pronouncements

For a discussion regarding the impact of new accounting standards, refer to Note A of Notes to Consolidated Financial Statements.

Noninterest Income, Noninterest Expense and Income Taxes

For 2006 vs. 2005

Total noninterest income increased year over year by $1,167 or 14.25%. This growth was attributable to various sources including trust and investment services, revenues from the Bank's insurance agency, gains on sales of investment securities and gains on bank owned life insurance. Fee income generated from fiduciary and investment services provided by the Bank's trust and investment services division increased by 25.90% over 2005. Income from trust and estate commissions totaled $284 and fees from investment management and custodial accounts totaled $265. Fees in the trust and investment services division were higher than 2005 primarily due to the final commissions received from the closure of three trust accounts and an estate account. These fees represent one time commissions and are not recognized until the accounts are closed and in the case of an estate account, the estate is settled. During 2006, total new assets under management from outside sources and from assets distributed from trusts and retained within the trust division totaled $11,116. Plans have begun in 2007 for combining the trust and investment services division with Bank of Smithtown Financial Services Inc.. The two divisions share some common services, but often have dissimilar customer profiles. As these customers proceed through their life cycles, they often use different services offered by the two divisions at different points in time. Combining the two segments of business will provide synergies and convenient referral business for both divisions. Gross revenues from the Bank's insurance agency also increased during 2006 over 2005, by 8.94%. Net income derived from the Agency increased by 19.30%. This increase was due primarily to unplanned commission income received from insurance carriers. 2006 was the second full year of operation for the Agency under the Bank's management. Synergies between the Bank and Agency continue to grow, with resultant expense reductions and referral income growth. Plans for additional cost reductions are underway, with increased net income projections for the Agency for 2007. The gain on the sale of investment securities increased noninterest income by $181. This gain resulted from the sale of $5,670 of municipal and mortgage-backed securities. The three sold securities had maturity dates beyond twenty years. The sale was transacted in order to replace lower yielding securities on the balance sheet with higher yielding loans. It is not the intent of management to trade securities within its portfolio, and therefore most investments are held to maturity or call date. Miscellaneous fee income also increased by 43.36% during 2006 over 2005. The majority of this income came from various new commercial services offered by the Bank out of its newest branch locations. There were small declines in service charge income during 2006 that were the result of free checking accounts. Although these service charges declined, the fee income received from the Overdraft Honor program continued at its 2005 pace, providing substantial fee income in addition to regular overdraft fees. The gain in cash value of bank owned life insurance declined by 1.90% during 2006. This life insurance was purchased to provide the funding for various benefit plans provided by the Bank such as group term life insurance, director and executive incentive retirement plans and a supplemental executive retirement agreement for the Chief Executive Officer. During 2006, $10,184 of policies were transferred through a 1035 exchange to a different insurance carrier from general account to separate account policies. Due diligence was conducted on the new carrier and various benefits associated with separate account policies will be recognized during 2007, one of which is a higher rate of return to the Bank.

Total noninterest expense increased by 15.48% during 2006 over 2005. The common thread between all of the components of this increased expense was the Company's growth. The construction of new branch offices in combination with renovations of older, existing offices has increased occupancy expense and furniture and equipment expense by over 15% in 2006. Depreciation expense on leasehold and building improvements as well as computer equipment increased by $85 or 13.56% over 2005 levels. Office rental expense increased by $175 or 13.67% over 2005 costs. The expense for computer equipment increased by $94 or 40.06%. All of these costs reflect the expenses associated with the new style, brand-defining branch offices for which Bank of Smithtown has been widely recognized. The last eight branch offices have been built in the style of customer-centric design, with open spaces for universal bankers to serve customers, with areas set aside for viewing the latest financial news as well as bank products and services, and segregated areas for private customer and banker discussions with laptop computers. Gourmet coffee bars add a relaxing atmosphere for conversing between customers and bankers. Results obtained from these new style branches have been the subject of many local and national newspapers and magazines. Salary and benefit expenses have also risen from 2005 to 2006 by 12.98% and 6.42%, respectively. These higher levels of expenses have resulted from increased staffing requirements as well as ordinary year over year increases. Other significant increased noninterest expense items included legal fees and audit and accounting fees. These costs increased by $161 in total, or 27.73%. These were the primary expenses associated with the formation of BOS Preferred Funding Corp. during 2006, and the associated benefit received by the Company far outweighed the set up costs. For 2007 and years thereafter, there will be annual administration and tax service costs, significantly reduced from first year implementation costs. Another material expense included in the noninterest expense category is the amortization of intangible assets, which increased from $73 to $676 in 2006. This increase was due to the timing of additional installment payments made to the prior owners of the Seigerman-Mulvey Insurance Agency during 2005 as part of the contractual purchase agreement and due to applying an accelerated method of amortization. The final payment for the Agency will be made in 2007. The expenses related to electronic banking including online banking, ATM processing and debit card costs have increased dramatically during 2006. This was the result of increased interchange costs, website changes and activity charges related to the processing of ATM and debit card transactions. The volume of these transactions has increased tremendously throughout the past year. The number of debit card transactions has rapidly caught up with paper check transactions. Looking ahead to 2007, these types of transactions will continue to grow, but expense should decline for the Company. On September 29, 2006, the Company signed an agreement with Jack Henry & Associates, Inc. to convert to their core processing software. Preparation has begun for this conversion and it is expected to take place in mid 2007. As part of the conversion, the Company will be processing its own ATM and debit card transactions rather than relying on an intermediary. This should result in significant cost savings. The expense for the Jack Henry conversion is $1,615, but all of these costs will be capitalized for between 3 and 5 years, and it will provide greater efficiencies for staff and much enhanced information for the Bank and its customers. The Company's effective tax rate for 2006 was reduced due to the savings in New York State taxes resulting from the formation of the real estate investment trust. The effective tax rate for 2006 and 2005 was 35.52% and 37.90%, respectively. In spite of the increased noninterest expenses of 2006, the efficiency ratio improved from 52.83% to 51.82% - a result of minimal increases in staff performing the same functions on a greatly increased asset base.

For 2005 vs. 2004

Noninterest income is comprised of income from operations of the Company, excluding interest income. The two largest contributors to noninterest income during 2005 and 2004 were service charge income from depositors and revenues from the Agency. The Agency was acquired by the Bank on August 31, 2004. During 2005, the revenues from the insurance agency became the largest source of the Bank's noninterest income. 2005 was the first full year of operation for the Bank's newly acquired subsidiary, and the results were very positive. Gross revenues from the Agency during 2005 and for the four months of 2004 were $3,458 and $1,155, respectively. Net income from the Agency was $669 and $258 for the same two period ends. As the Agency has become more fully integrated into the Bank, the two entities have served as sources of referrals for each other, and additional synergies between the two have been identified. Providing various types of insurance to many of its loan customers, particularly those in the construction industry, has allowed the Bank to offer them a complete package of products. As the integration between the two affiliates continues, it is expected that additional cost savings to both companies will also be recognized. Service charge income on deposit accounts increased by $293 during 2005, despite the continued growth of free checking products. This increase was due to the Platinum Overdraft product that was added in February 2005. This new product increased the Bank's overdraft fee income by approximately 35% over 2004. An additional source of noninterest income for the Bank was the gain on cash value of bank owned life insurance policies. The total cash value of these insurance policies at December 31, 2005 was $17,575 as compared to $16,942 at December 31, 2004. The insurance polices were purchased to provide for tax-free income to fund the various benefit plans for certain officers and directors. This gain of $633 has offset the majority of the cost for these benefits. Income from operations of the Bank's trust department remained stable from 2004 to 2005, and represented 5.42% of total noninterest income for 2005. Assets under management for the trust department at year-end 2005 and 2004 were $92,054 and $89,724. Miscellaneous other noninterest income totaled $1,574 and $911 for 2005 and 2004, respectively. The largest component of this category represented loan fee income, and it increased from $386 in 2004 to $914 in 2005. This increase was due to the fee income generated from short term loans originated during the year.

Total noninterest expense for 2005 and 2004 was $21,140 and $15,418, an increase of 37.11% during 2005. These expenses represent operating expenses of the Company, and the largest components of these expenses are salary and benefit expense and occupancy expense. During 2005, salary and benefit expenses, in total, increased by 30.16%. One full year of the expenses of the Agency was partially responsible for the increase. The Company's contribution to its pension plan remained stable at $180 for both 2004 and 2005. The cost of medical insurance for the Bank's employees increased by 10.3% during 2005. Although the staff contributed 30% of the cost for this insurance, the additional 70% paid for by the Bank contributed to the increase in operating expenses. Salary expense also increased from 2004 to 2005, partially due to the increased number of employees needed to staff the additional branches, to provide quality service to an increasing number of customers, and to manage the additional assets acquired during the year. Net occupancy expense increased from 2004 to 2005 by 85.61%, due in large part to the additional rental expenses of the new corporate headquarters and new branch offices. Furniture and equipment expense increases were also a result of the new buildings. Despite these increasing operating expenses, efficiency improved from March 31, 2005 to December 31, 2005 by 8.58% from 57.79% to 52.83%. Other miscellaneous operating expenses comprised 18.61% and 20.02% of total noninterest expense. The largest categories of these expenses were business development and auditing and accounting expense. Marketing and advertising costs increased during 2005 as the Bank incurred expenses in promoting various deposit products and rates. Auditing and accounting expenses also increased during 2005 by 16.24%, primarily the result of increased fees required for compliance and audit work related to the Sarbanes Oxley Act of 2002, Section 404.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest earning assets. At December 31, 2006 and 2005, the following levels of securities and loans carried fixed interest rates:

                                             2006                         2005
                                 --------------------------     --------------------------
                                 Balance     % of portfolio     Balance     % of portfolio
                                 -------     --------------     -------     --------------
      Investment securities     $  75,148         74.40        $  75,477         64.96
      Loans                        69,739          8.21           73,100         10.47

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

The Bank monitors and controls interest rate risk through a variety of techniques including the use of interest rate sensitivity models and interest rate gap analysis. Both of these techniques project future net interest income based on changes in interest rates. Gap analysis requires estimates of when all categories of interest rate sensitive assets and liabilities will reprice. Gap analysis looks at stated maturities and assumes all assets and liabilities within the same maturity time frame will reprice. It does not look at the probability of repricing, which in the case of nonmaturity deposits, is up to the discretion of management. Interest rate sensitivity models also rely on various estimates and assumptions, and although a great deal of time and effort is devoted to arriving at these assumptions, any change in the assumptions input to the model can produce very different results. Therefore, both of these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank's net interest income.

In spite of these shortcomings, the Bank utilizes the results of the dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. The results of the sensitivity analysis are compared to policy limits set internally by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. The last simulation analysis was modeled on a one-hundred and two-hundred basis point upward and one-hundred and two-hundred basis point downward shift in interest rates. A parallel and pro rata shift in rates over a twelve month period is assumed.

The following table reflects the company's income sensitivity analysis as of November 30, 2006 and 2005:


                                 As of November 30,        As of November 30,
Change In Interest                      2006                    2005
Rates In Basis Points           Potential Change In       Potential Change In
(Rate Shock)                    Net Interest Income       Net Interest Income
---------------------          ---------------------     ---------------------
                               $ Change     % Change     $ Change     % Change
                               --------     --------     --------     --------

Up 200 Basis Points              1,617         3.46        8,386       19.60
Up 100 Basis Points              1,014         2.17        4,868       11.38
Static                              --           --           --          --
Down 100 Basis Points             (641)       (1.37)       2,333        5.45
Down 200 Basis Points           (1,735)       (3.71)         N/A         N/A

Item 8: Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders of Smithtown Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Smithtown Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006. We have also audited management's assessment, included in the accompanying Report by Management On Internal Control Over Financial Reporting, that Smithtown Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Smithtown Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithtown Bancorp, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Smithtown Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Smithtown Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

As discussed in Note A to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

                                        Crowe Chizek and Company LLC

Livingston, New Jersey
February 28, 2007

Consolidated Balance Sheets

                                                                                          As of December 31,
                                                                                          ------------------
                                                                                            2006             2005
                                                                                            ----             ----
ASSETS
Cash and due from banks                                                              $    27,384      $    13,107
Federal funds sold                                                                           236              360
                                                                                     -----------      -----------
  Total cash and cash equivalents                                                         27,620           13,467

Investment securities:
  Available for sale:
   Obligations of U.S. treasury                                                               --            6,896
   Obligations of U.S. government agencies                                                84,713           84,602
   Mortgage - backed securities                                                            2,972            8,080
   Obligations of state and political subdivisions                                         8,943           13,523
   Other securities                                                                        3,968            1,990
                                                                                     -----------      -----------
     Total securities available for sale                                                 100,596          115,091
  Held to maturity:
   Mortgage-backed securities                                                                 41               89
   Obligations of state and political subdivisions                                           374            1,012
                                                                                     -----------      -----------
     Total securities held to maturity (estimated fair value
      $418 in 2006 and $1,135 in 2005)                                                       415            1,101
                                                                                     -----------      -----------
       Total investment securities                                                       101,011          116,192
Restricted securities                                                                      4,249            6,338
Loans                                                                                    849,258          698,421
  Less: allowance for loan losses                                                          7,051            5,964
                                                                                     -----------      -----------
  Loans, net                                                                             842,207          692,457
Bank premises and equipment                                                               20,598           18,446
Other assets
  Cash value of bank-owned life insurance                                                 18,195           17,575
  Goodwill                                                                                 2,077              481
  Intangible assets                                                                        1,591            2,831
  Other real estate owned                                                                  6,972               --
  Due from broker                                                                          9,225               --
  Other                                                                                   14,479           10,495
                                                                                     -----------      -----------
   Total other assets                                                                     52,539           31,382
                                                                                     -----------      -----------
    Total assets                                                                     $ 1,048,224      $   878,282
                                                                                     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
   Demand (non-interest bearing)                                                     $   102,608      $    95,828
   Money market                                                                          264,876          217,386
   NOW                                                                                    42,003           31,427
   Savings                                                                                50,190           45,481
   Time                                                                                  432,640          306,803
                                                                                     -----------      -----------
    Total deposits                                                                       892,317          696,925
  Dividends payable                                                                          355              355
  Other borrowings                                                                        59,580          107,949
  Subordinated debt                                                                       18,217           11,000
  Other liabilities                                                                       10,948            6,203
                                                                                     -----------      -----------
   Total liabilities                                                                     981,417          822,432
Stockholders' equity
  Common Stock - $.01 par value (20,000,000 shares authorized: 10,750,920 shares
    issued; 8,885,589 shares outstanding)                                                    108               72
  Additional paid in capital                                                               4,046            4,408
  Unearned stock awards                                                                       --              (91)
  Retained earnings                                                                       73,046           62,124
  Accumulated other comprehensive loss                                                      (331)            (601)
                                                                                     -----------      -----------
                                                                                          76,869           65,912
  Treasury stock (1,865,331 shares at cost)                                              (10,062)         (10,062)
                                                                                     -----------      -----------
   Total stockholders' equity                                                             66,807           55,850
                                                                                     -----------      -----------
Total liabilities and stockholders' equity                                           $ 1,048,224      $   878,282
                                                                                     ===========      ===========

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                          ---------Year ended December 31,--------
                                                          ----------------------------------------
                                                                2006           2005           2004
                                                                ----           ----           ----
Interest income
  Loans                                                   $   62,037     $   44,029     $   34,113
  Federal funds sold                                             412            507            140
  Investment securities:
   Taxable:
    Obligations of U.S. treasury                                 189            196             --
    Obligations of U.S. government agencies                    4,153          2,850            973
    Mortgage - backed securities                                 187            230            286
    Other securities                                             121            122            245
                                                          ----------     ----------     ----------
     Subtotal                                                  4,650          3,398          1,504
   Exempt from federal income taxes:
    Obligations of state & political subdivisions                433            481            687
  Other                                                          249            208             86
                                                          ----------     ----------     ----------
     Total interest income                                    67,781         48,623         36,530

Interest expense
  Money market accounts (including savings)                    8,999          4,348          2,597
  Time deposits of $100,000 or more                            6,082          3,290          2,187
  Other time deposits                                         10,692          5,859          3,491
  Other borrowings                                             2,532          2,449          1,587
  Subordinated debt                                            1,259            706            485
                                                          ----------     ----------     ----------
     Total interest expense                                   29,564         16,652         10,347
                                                          ----------     ----------     ----------

Net interest income                                           38,217         31,971         26,183
Provision for loan losses                                      1,500          1,200            196
                                                          ----------     ----------     ----------
Net interest income after provision for loan losses           36,717         30,771         25,987

Noninterest income
  Trust and investment services                                  559            444            439
  Service charges on deposit accounts                          1,862          2,000          1,707
  Revenues from insurance agency                               3,767          3,458          1,155
  Net gain on sales of investment securities                     194             13            437
  Increase in cash value of bank owned life insurance            620            633            654
  Other                                                        2,355          1,642          1,025
                                                          ----------     ----------     ----------
     Total noninterest income                                  9,357          8,190          5,417

Noninterest expense
  Salaries                                                    11,124          9,846          7,639
  Pension and other employee benefits                          2,436          2,289          1,684
  Net occupancy expense of bank premises                       3,675          3,224          1,737
  Furniture and equipment expense                              2,167          1,847          1,271
  Amortization of intangible assets                              676             73             24
  Other                                                        4,335          3,861          3,063
                                                          ----------     ----------     ----------
     Total noninterest expense                                24,413         21,140         15,418
                                                          ----------     ----------     ----------

Income before income taxes                                    21,661         17,821         15,986
Provision for income taxes                                     7,694          6,755          5,975
                                                          ----------     ----------     ----------
Net income                                                $   13,967     $   11,066     $   10,011
                                                          ==========     ==========     ==========

Basic earnings per share                                  $     1.58     $     1.25     $     1.13
Diluted earnings per share                                $     1.58     $     1.25     $     1.13
Cash dividends declared                                   $     0.16     $     0.16     $     0.13
Weighted average common shares outstanding                 8,867,442      8,879,329      8,902,815
Weighted average common equivalent shares                  8,877,428      8,880,569      8,902,815

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

                                                                         ---------Year ended December 31,------
                                                                                  -----------------------
                                                                             2006         2005           2004
                                                                         ----------    ----------    ----------
Net income                                                               $   13,967    $   11,066    $   10,011
Other comprehensive gain (loss), before tax:
  Unrealized holding gain (loss) arising during the year                        648        (1,101)         (210)
  Less: reclassification adjustment for gains included in net income            194            13           437
                                                                         ----------    ----------    ----------
                                                                                454        (1,114)         (647)

Tax effect                                                                     (159)          468           272
                                                                         ----------    ----------    ----------

Other comprehensive gain (loss), net of tax                                     295          (646)         (375)
                                                                         ----------    ----------    ----------

Total comprehensive income                                               $   14,262    $   10,420    $    9,636
                                                                         ==========    ==========    ==========

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                        Common Stock                                                    Accumulated
                                        ------------       Additional                        Unearned       Other          Total
                                   Shares                   Paid In     Retained   Treasury   Stock     Comprehensive  Stockholders'
                                 Outstanding     Amount     Capital     Earnings     Stock    Awards    Income(Loss)      Equity
                                 -----------     ------     -------     --------     -----    ------    ------------      ------
Balance at January 1, 2004        2,974,237     $  4,480    $            $43,656   $ (9,378)   $  --        $ 420         $39,178
Comprehensive income:
 Net income                                                               10,011                                           10,011
 Other comprehensive loss,
   net of tax                                                                                                (375)           (375)
                                                                                                                          -------
 Total comprehensive income                                                                                                 9,636
2 -for- 1 stock split             2,974,237           36        (36)                                                           --
Change in par value(1)                            (4,444)     4,444                                                            --
Cash dividends declared                                                   (1,187)                                          (1,187)
Treasury stock purchases            (24,748)                                           (684)                                 (684)
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 2004      5,923,726     $     72    $ 4,408      $52,480   $(10,062)   $  --        $  45         $46,943
                                 ================================================================================================
Comprehensive income:
 Net income                                                               11,066                                           11,066
 Other comprehensive
   loss, net of tax                                                                                         (646)           (646)
                                                                                                                          -------
 Total comprehensive
   income                                                                                                                  10,420
Cash dividends declared                                                   (1,422)                                          (1,422)
Stock awards vested                                                                               22                           22
Stock awards granted                  4,600                                             113     (113)                          --
Treasury stock purchases             (4,600)                                           (113)                                 (113)
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 2005      5,923,726     $     72    $ 4,408      $62,124   $(10,062)   $ (91)       $(601)        $55,850
                                 ================================================================================================
Retained earnings reduction due
  to the adoption of SAB 108                                              (1,623)                                          (1,623)
                                 ================================================================================================
Adjusted balance at
 December 31, 2005                5,923,726     $     72    $ 4,408      $60,501   $(10,062)   $ (91)       $(601)        $54,227
Comprehensive income:
 Net income                                                               13,967                                           13,967
 Other comprehensive
   income, net of tax                                                                                         295             295
                                                                                                                          -------
 Total comprehensive income                                                                                                14,262
Adjustment to initially apply
 adoption of SFAS 158, net of
 tax                                                                                                          (25)            (25)
3-for-2 stock split (2)           2,961,863           36        (36)                                                           --
Cash dividends declared                                                   (1,422)                                          (1,422)
Transfer due to the
 adoption of SFAS 123R                                          (91)                              91                           --
Stock awards vested                                              88                                                            88
Stock awards granted                 14,625                    (323)                    323                                    --
Treasury stock purchases            (14,625)                                           (323)                                 (323)
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 2006      8,885,589     $    108    $ 4,046      $73,046   $(10,062)   $  --        $(331)        $66,807
                                 =================================================================================================

(1) As a result of the May 7, 2004 two-for-one stock split and the April 20, 2004 reduction in par value from $1.25 to $0.01 per share, a transfer of $4,444 was made from the common stock account into additional paid in capital. Additionally, a transfer of $36 was made from the additional paid in capital account to the common stock account.

(2) As a result of the May 5, 2006 three-for-two stock split, a transfer of $36 was made from the additional paid in capital account to the common stock account.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                      ---------Year ended December 31,-------
                                                                                         2006           2005           2004
                                                                                         ----           ----           ----
Cash flows from operating activities
  Net income                                                                          $  13,967      $  11,066      $  10,011
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation on premises and equipment                                               1,981          1,709          1,100
     Provision for loan losses                                                            1,500          1,200            196
     Net gain on sale of investment securities                                             (194)           (13)          (436)
     Net increase in other liabilities                                                    3,869          1,195          1,468
     Net (increase) decrease in other assets                                             (3,380)           204         (2,419)
     Net (increase) decrease in deferred taxes                                             (973)        (1,212)           323
     Amortization of unearned restricted stock awards                                        88             22             --
     Increase in cash surrender value of officers' life insurance policies                 (620)          (633)          (653)
     Amortization of investment security premiums and accretion of discounts, net           (67)          (245)           (71)
     Amortization of intangible assets                                                      676             73             24
                                                                                      ---------      ---------      ---------
        Cash provided by operating activities                                            16,847         13,366          9,543

Cash flows from investing activities
  Mortgage-backed securities
      Proceeds from calls, repayments, maturities and sales of available for sale         5,067             --             --
      Proceeds from calls, repayments and maturities of held to maturity                     48             72            127
  Other securities:
      Proceeds from calls, repayments, maturities and sales of available for sale        31,037         29,670             --
      Proceeds from calls, repayments and maturities of held to maturity                    703            457            281
  Purchase of other investment securities:
      Held to maturity                                                                      (65)           (50)            --
      Available for sale                                                                (30,058)       (97,707)       (31,706)
  Purchase of restricted securities                                                      (3,629)        (5,130)        (3,842)
  Redemptions of restricted securities                                                    5,462          4,347            492
  Loans made to customers, net                                                         (157,809)      (128,328)      (110,311)
  Payment for Bank of Smithtown Insurance Agents and Brokers, Inc.                       (1,596)        (1,493)        (1,053)
  Purchase of premises and equipment                                                     (4,132)        (4,789)        (6,178)
                                                                                      ---------      ---------      ---------
        Cash used in investing activities                                              (154,972)      (199,116)      (115,532)

Cash flows from financing activities
  Net increase in demand deposits, money market, NOW and savings                         69,555         47,086         15,356
  Increase in time deposits                                                             125,837        135,525         18,844
  Cash dividends paid                                                                    (1,422)        (1,363)        (1,158)
  Federal Home Loan Bank term advances                                                   10,000             --         47,000
  Maturities of Federal Home Loan Bank term advances                                    (17,000)        (5,000)       (11,000)
  Net increase (decrease) in overnight borrowings                                       (41,369)        13,449         32,500
  Proceeds from subordinated debt issuance                                                7,000             --             --
  Purchase of treasury stock                                                               (323)          (113)          (685)
                                                                                      ---------      ---------      ---------
        Cash provided by financing activities                                           152,278        189,584        100,857
                                                                                      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                                     14,153          3,834         (5,132)
Cash and cash equivalents, beginning of period                                           13,467          9,633         14,765
                                                                                      ---------      ---------      ---------
Cash and cash equivalents, end of period                                              $  27,620      $  13,467      $   9,633
                                                                                      =========      =========      =========

Supplemental disclosures of cash flow information
  Cash paid during the year for:
        Interest                                                                      $  27,893      $  15,709      $  10,172
        Income taxes                                                                      6,055          7,154          6,156
Schedule of noncash investing activities
  Loans transferred to other real estate owned                                        $   6,972      $      --      $      --
  Investment securities maturities in process of collection                               9,225             --             --

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A.  Summary of Significant Accounting Policies

The accounting and reporting policies of Smithtown Bancorp, Inc. and its bank subsidiary, Bank of Smithtown, reflect banking industry practices and conform to U.S. generally accepted accounting principles. A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements is set forth below.

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Smithtown Bancorp, its wholly owned bank subsidiary, Bank of Smithtown, and Bank of Smithtown's wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc. and BOS Preferred Funding, Inc. All material inter-company transactions and balances have been eliminated.

During May 2006 and May 2004, the Company effected a three-for-two and a two-for-one split of common stock, respectively. All references in the accompanying consolidated financial statements and notes thereto relating to earnings per share and share data have been retroactively adjusted to reflect these splits.

Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust, investment management and insurance services. As a state bank, the Bank is subject to regulation by the New York State Banking Department and the Federal Reserve Board. The area served by Smithtown Bancorp is the north shore of Long Island, New York, principally from Port Washington to Wading River, and services are provided at branch offices.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair values of financial instruments and post retirement benefit obligations are particularly subject to change.

Cash Flows

For the purposes of the statements of cash flows, the Company considers cash and due from banks, including deposits with other financial institutions under 90 days and federal funds sold, as cash and cash equivalents. Net cash flows are reported for loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased and other borrowings.

Adoption of New Accounting Standards

FASB Statement No. 158:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year-end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. Adoption had the following effect on individual line items in the 2006 balance sheet:

                                                                 Before                                 After
                                                            Application of                        Application of
                                                             SFAS No. 158        Adjustments        SFAS No.158
                                                             ------------        -----------        -----------
     Liability for pension benefits                              $    303               $ 42          $    345
     Deferred income taxes                                          3,424                 17             3,441
     Total liabilities                                            981,375                 42           981,417
     Accumulated other comprehensive income (loss)                   <306>               <25>             <331>
     Total stockholders' equity                                    66,832                <25>           66,807

SAB 108:

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB
108. The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006. Included in this cumulative effect adjustment are the following items and amounts, net of tax where applicable, each of which resulted in a decrease to retained earnings:

Nature of adjustment:                 Amount          Year Entry Arose
---------------------                 ------          ----------------

Incentive compensation               $   804            Prior to 2003
Deferred taxes                           387            Prior to 2003
Deferred leases                          149      Accumulated through 2005
Intangible amortization                  283            2004 and 2005
                                     -------
                                     $ 1,623
                                     =======

Management considered the above amounts previously to be immaterial. The total of $1,623 appears on the consolidated statements of changes in stockholders' equity as an adjustment to closing retained earnings as of December 31, 2005 (opening balance of January 1, 2006).

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140". This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN
48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on its financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)". This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on its financial statements.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank of $765 was required to meet regulatory reserve and clearing balance requirements at December 31, 2006 and 2005. These balances do not earn interest. The average amount of these reserve balances for the years ended December 31, 2006 and 2005 were $891 and $895, respectively.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: 1) the length of time and extent that fair value has been less than cost, 2) the financial condition and near term prospects of the issuer and 3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Restricted Securities

Restricted securities, as reported on the balance sheet, including Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. The Bank held $3,653 of FHLB stock at December 31, 2006. FHLB stock is periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income. As a member of the Federal Reserve Bank of New York, the Bank held Federal Reserve Bank stock with a book value of $596 at December 31, 2006. The stock has no maturity and has paid dividends at the rate of 6.00% for 2006 and 2005.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and allowance for loan losses. Unearned discounts are generally amortized over the term of the loan using the interest method. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

                  Premises                                25 to 30 years
                  Leasehold improvements                   5 to 15 years
                  Furniture and equipment                  3 to 10 years

Bank-Owned Life Insurance ("BOLI")

The Bank has purchased life insurance policies on certain key executives and certain eligible directors. Bank-owned life insurance is recorded at its cash surrender value, which represents the amount that can be realized.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and such impairment will be recognized in the period identified. Other intangible assets consist of customer relationships and covenants not to compete, each of which relate to the acquisition of Bank of Smithtown Insurance Agents and Brokers Inc., as well as trademark, which relates to Bank of Smithtown's proposition statement. Customer relationships and covenants not to compete are initially measured at fair value and then are amortized over their estimated useful lives using a declining balance method.

Other Real Estate Owned

Other real estate owned ("OREO") property, acquired principally through foreclosure or a similar conveyance of title, is carried at the lower of cost or fair value less estimated costs to sell the property. Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Revenues and expenses associated with holding such assets are recorded through operations when realized.

The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in OREO are periodically valued through appraisals and are carried at estimated fair value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions. At December 31, 2006 and 2005, the Company carried $6,972 and $0 of other real estate owned.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Under the restricted stock plan, as further discussed in Note J, the Company may repurchase or issue, on an annual or more frequent basis as determined by the Board, a selected number of shares of common stock for distribution to directors and certain officers. These shares are initially held as treasury shares, if the shares have been repurchased, and are ratably vested over a five year period.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company includes the initial adoption of SFAS 158 and unrealized holding gains or losses on available for sale securities. Such gains or losses are net of reclassification adjustments for realized gains or losses on sales of available for sale securities.

Dividends

Cash available for dividend distribution to stockholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained earnings of the preceding two years. The Bank had approximately $32,436 available as of December 31, 2006, which may be paid to the Company as a dividend without prior approval.

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

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan ("ESOP"), but not yet allocated to participants, is recognized as pension expense and is based on the market price of the shares at the time the Company contributes such shares to the plan.

Retirement Benefits

The Company accounts for post-retirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", ("SFAS 132"). These statements require that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

Income Taxes

The tax provision as shown in the consolidated statements of income relates to items of income and expense reflected in the statements after appropriate deduction of tax-free income, principally, nontaxable interest from obligations of state and political subdivisions and income related to cash surrender value of BOLI. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock awards. Earnings and dividends per share are restated for all stock splits and stock dividends with a record date through the date of issue of the financial statements. The Company declared a 10% stock dividend on February 27, 2007, payable April 2, 2007 to shareholders of record March 16, 2007. This stock dividend will be reflected in financial statements issued subsequent to the record date of March 16, 2007. Pro forma basic and diluted earnings per share for 2006, 2005 and 2004 would be $1.43, $1.13 and $1.02, respectively.

Note B. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                                        Gross         Gross
                                                                         Fair         Unrealized    Unrealized
                                                                        Value           Gains         Losses
                                                                        -----           -----         ------
December 31, 2006
  Obligations of U.S. government agencies                             $   84,713     $        1     $     (536)
  Mortgage-backed securities                                               2,972             14             (8)
  Obligations of state and political subdivisions                          8,943             47            (57)
  Other securities                                                         3,968              6             (3)
                                                                      ----------     ----------     ----------

   Total                                                              $  100,596     $       68     $     (604)
                                                                      ==========     ==========     ==========

December 31, 2005
  Obligations of U.S. treasury                                        $    6,896     $       --     $      (54)
  Obligations of U.S. government agencies                                 84,602              7           (960)
  Mortgage-backed securities                                               8,080             34            (37)
  Obligations of state and political subdivisions                         13,523            105           (137)
  Other securities                                                         1,990             --            (10)
                                                                      ----------     ----------     ----------

   Total                                                              $  115,091     $      146     $   (1,198)
                                                                      ==========     ==========     ==========

The carrying amount, gross unrealized gains and losses and fair value of securities held to maturity were as follows:

                                                                           Gross         Gross
                                                         Carrying       Unrealized     Unrealized      Fair
                                                          Amount           Gains         Losses        Value
                                                          ------           -----         ------        -----
December 31, 2006
    Mortgage-backed securities                        $          41    $         --   $       --   $          41
    Obligations of state and political subdivisions             374               4           (1)            377
                                                      -------------    ------------   -----------  -------------

       Total                                          $         415    $          4   $       (1)  $         418
                                                      =============    ============   ===========  =============

December 31, 2005
    Mortgage-backed securities                        $          89    $         18   $       --   $         107
    Obligations of state and political subdivisions           1,012              16           --           1,028
                                                      -------------    ------------   ----------   -------------

       Total                                          $       1,101    $         34   $       --   $       1,135
                                                      =============    ============   ==========   =============

The following table presents the amortized costs of and estimated fair values of securities by contractual maturity at December 31, 2006:

                                                                       Available
                                                                     --for Sale--    ------Held to Maturity-----
                                                                                        Carrying
                                                                      Fair Value         Amount       Fair Value
                                                                      ----------         ------       ----------
Type and Maturity Grouping
Obligations of U.S. government agencies
    Within 1 year                                                   $       33,157   $         --   $         --
    After 1 year, but within 5 years                                        33,963             --             --
    After 5 years, but within 10 years                                      17,593             --             --
                                                                   ---------------  -------------  -------------

       Total obligations of U.S. government agencies                $       84,713   $         --   $         --
                                                                    ==============   ============   ============

Mortgage-backed securities
    After 1 year, but within 5 years                                $          --    $         41   $         41
    After 10 years                                                           2,972             --             --
                                                                   ---------------  -------------  -------------

       Total mortgage-backed securities                             $        2,972   $         41   $         41
                                                                    ==============   ============   ============
Obligations of state and political subdivisions
    Within 1 year                                                   $        2,221   $        171   $        172
    After 1 year, but within 5 years                                         3,557            203            205
    After 5 years, but within 10 years                                       1,339             --             --
    After 10 years                                                           1,826             --             --
                                                                   ---------------  -------------  -------------
       Total obligations of state and political subdivisions        $        8,943   $        374   $        377
                                                                    ==============   ============   ============

Other securities
    After 10 years                                                  $        3,968   $         --   $         --
                                                                   ---------------  -------------  -------------
      Total other securities                                        $        3,968   $         --   $         --
                                                                    ==============   ============   ============

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of U.S. government agencies, mortgage-backed securities and obligations of state and political subdivisions having an amortized cost of $61,442 and an estimated fair value of $61,075 were pledged to secure public deposits, treasury tax and loan deposits and advances.

The following table presents the sales of available for sale securities:

                                                                              2006             2005            2004
                                                                              ----             ----            ----
    Proceeds                                                               $   12,957     $   13,821     $   12,562
    Gross gains                                                                   248             54            437
    Gross losses                                                                   54             41             --

The Bank has invested $250 in the Nassau-Suffolk Business Development Fund. This consortium of banks provides loans to low-income homeowners.

Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

As of December 31, 2006               Less than 12 Months           12 Months or More                Total
                                   -----------------------      -----------------------      -----------------------
                                      Fair      Unrealized        Fair       Unrealized        Fair        Unrealized
Description of Securities            Value          Loss          Value         Loss           Value          Loss
-------------------------            -----          ----          -----         ----           -----          ----
Securities available for sale:
    Obligations of U.S.
      government agencies          $  19,836     $     (39)     $  62,879     $    (497)     $  82,715     $    (536)
    Mortgage-backed securities           775            --          1,171            (8)         1,946            (8)
    Obligations of state and
      political subdivisions             617            (1)         4,735           (56)         5,352           (57)
    Other securities                     997            (3)            --            --            997            (3)
                                   ---------     ---------      ---------     ---------      ---------     ---------
        Total temporarily
            impaired               $  22,225     $     (43)     $  68,785     $    (561)     $  91,010     $    (604)
                                   =========     =========      =========     =========      =========     =========

As of December 31, 2005               Less than 12 Months          12 Months or More                  Total
                                   -----------------------      -----------------------      -----------------------
                                      Fair      Unrealized        Fair       Unrealized        Fair        Unrealized
Description of Securities            Value          Loss          Value         Loss           Value          Loss
-------------------------            -----          ----          -----         ----           -----          ----
Securities available for sale:
    Obligations of U.S.
      treasury                     $   6,896     $     (54)     $      --     $      --      $   6,896     $     (54)
    Obligations of U.S.
      government agencies             65,858          (728)        11,739          (232)        77,597          (960)
    Mortgage-backed securities         6,198           (37)            --            --          6,198           (37)
    Obligations of state and
      political subdivisions           6,151           (85)         3,431           (52)         9,582          (137)
    Other securities                     990           (10)            --            --            990           (10)
                                   ---------     ---------      ---------     ---------      ---------     ---------
       Total temporarily
         impaired                  $  86,093     $    (914)     $  15,170     $    (284)     $ 101,263     $  (1,198)
                                   =========     =========      =========     =========      =========     =========

Gross unrealized losses on securities held to maturity were $1 and $0 at December 31, 2006 and 2005. The unrealized losses on all securities have not been recognized into income because the bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Note C. Loans

Loans as of December 31 consisted of the following:

                                                                                    2006            2005
                                                                                    ----            ----
Real estate loans, construction                                                $  219,641     $  178,510
Real estate loans, other
    Commercial                                                                    391,758        357,053
    Residential                                                                   191,550        120,512
    Agricultural                                                                    1,695            565
Commercial and industrial loans                                                    43,775         41,854
Loans to individuals for household, family and other personal expenditures          2,471          1,126
All other loans (including overdrafts)                                                367            511
                                                                               ----------     ----------

Total loans, gross                                                                851,257        700,131
Less: unearned discount                                                                --              1
    deferred fees                                                                   1,999          1,709
    allowance for loan losses                                                       7,051          5,964
                                                                               ----------     ----------
    Loans, net                                                                 $  842,207     $  692,457
                                                                               ==========     ==========

Activity in the allowance for loan losses was as follows:

                                                                      2006          2005          2004
                                                                      ----          ----          ----
Beginning balance                                                $   5,964     $   4,912     $   4,761
Add:
    Recoveries                                                         151            96           200
    Provision charged to current expense                             1,500         1,200           196
                                                                 ---------     ---------     ---------
       Total                                                         7,615         6,208         5,157
Less: charge-offs                                                      564           244           181
      Reclassification to reserve for contingent liabilities            --            --            64
                                                                 ---------     ---------     ---------
Balance, December 31                                             $   7,051     $   5,964     $   4,912
                                                                 =========     =========     =========

There were no impaired loans at December 31, 2006 and 2005. The average recorded investment in impaired loans during the twelve months ended December 31, 2006 and 2005 was $2,042 and $70, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. The Bank recognized $0, $1, and $0 in interest revenue in 2006, 2005, and 2004. Any cash receipts received on impaired loans would first be applied to principal outstanding and then to accrued interest.

At December, 2006 and 2005, loans with unpaid principal balances on which the Bank is no longer accruing interest income totaled $12 and $47, respectively. At December 31, 2006 and 2005, there was $16 and $0 of loans past due 90 days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at December 31 follows:

                                                                      2006         2005         2004
                                                                      ----         ----         ----
Gross interest income which would have been recorded
  during the year under original contract terms                     $    136     $      4     $      2
Gross interest income recorded during the year                            --            1           --

Note D. Premises and Equipment

Premises and equipment as of December 31, 2006 and 2005 were as follows:

                                                           2006            2005
                                                           ----            ----

Land                                                $       321     $       301
Premises                                                  6,125           6,819
Leasehold improvements                                   14,544          11,767
Furniture and equipment                                   8,664           6,906
                                                    -----------     -----------
    Subtotal                                             29,654          25,793
Less: accumulated depreciation and amortization           9,056           7,347
                                                    -----------     -----------
    Total premises and equipment                    $    20,598     $    18,446
                                                    ===========     ===========

As of December 31, 2006, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year are as follows:

                 2007                                $   1,647
                 2008                                    1,725
                 2009                                    1,711
                 2010                                    1,691
                 2011                                    1,681
                 Years after 2011                        8,405
                                                     ---------

                    Total                            $  16,860
                                                     =========

A number of leases include escalation provisions relating to real estate taxes and expenses. Individual office rental expenses range from $1.5 to $56.7 per month with escalation provisions tied to the consumer price index or in some offices with a straight line annual increase averaging 2%. Rental expenses for all leases on premises and equipment amounted to $1,486 in 2006, $1,303 in 2005 and $473 in 2004. The above table includes rental commitments for two new branch locations. The branches are expected to be opened in 2007.

Note E. Goodwill and Intangible Assets

On August 31, 2004, the Bank acquired 100% of the outstanding shares of Seigerman-Mulvey Co., Inc.. Operating results of Seigerman-Mulvey Co., Inc. are included in the consolidated financial statements since the date of acquisition. As a result of this acquisition, the Bank expects to further solidify its market share in the insurance and financial services business, expand its customer base to enhance fee income and provide an opportunity to market additional products and services to new customers.

The purchase price paid by the Bank is comprised of two components. At closing, $1 million was paid to the stockholders of Seigerman-Mulvey Co., Inc. On each of the next three anniversary dates of the acquisition, the prior stockholders are paid an amount equal to one hundred twenty percent of the income before taxes generated by the acquired company. These amounts are recorded as an increase to the purchase price as paid.

      The change in balance for goodwill during 2006 and 2005 was as follows:

                                                                          2006           2005
                                                                    ----------     ----------
      Beginning of year                                             $      481     $      388
      Payment for Seigerman-Mulvey Co., Inc.                             1,596             93
      Impairment                                                            --             --
                                                                    ----------     ----------
      End of year                                                   $    2,077     $      481
                                                                    ==========     ==========

Acquired intangible assets were as follows at Dec. 31:

                                                                         2006                       2005
                                                             --------------------------    --------------------------
                                                                Gross                        Gross
                                                              Carrying     Accumulated      Carrying     Accumulated
                                                               Amount      Amortization      Amount      Amortization
                                                             ----------    ------------    ----------    ------------
      Customer relationships and covenant not to compete     $    2,720     $    1,246     $    2,720     $       97

Aggregate amortization expense was $676 and $73 for 2006 and 2005. The Bank recorded $473 of amortization expense ($283 net of tax) as a cumulative effect adjustment to beginning retained earnings in 2006 in accordance with SAB 108. Refer to Note A for further discussion.

The amortization of intangibles should result in the following estimated expense for each of the next five years:

                           2007                           $ 479
                           2008                             351
                           2009                             285
                           2010                             205
                           2011                             154

Note F. Deposits

At December 31, 2006 and 2005, time deposits in principal amounts of $100,000 or more were $176,358 and $118,782. Interest expense on such deposits for the years ended December 31, 2006, 2005, and 2004 was $6,082, $3,290 and $2,187.

The following table sets forth the remaining maturities of the Bank's time deposits at December 31, 2006.

                           2007                               $     345,059
                           2008                                      29,248
                           2009                                      24,936
                           2010                                      32,044
                           2011                                       1,353
                                                              -------------
                           Total                              $     432,640
                                                              =============

Note G. Other Borrowings

Federal Home Loan Bank of New York

The Bank has available to it various lines of credit from the Federal Home Loan Bank of New York ("FHLBNY"). The borrowing limit at FHLBNY is calculated at 25% of the Bank's total average assets and is subject to specific collateral requirements.

Each advance is payable at its maturity date, with the exception of one $5 million callable advance with a coupon rate of 4.69% maturing in 2011, which may be redeemed prior to its maturity date. The remaining advances are not callable. Each advance carries a fixed rate of interest as well as a prepayment penalty.

Scheduled repayments and maturities of advances from FHLBNY were as follows at December 31,

                                            2006                    2005
                                  Weighted                 Weighted
                                Average Rate   Amount    Average Rate    Amount
                                ------------   ------    ------------    ------

      Maturing in 2006                 --%    $     --         3.87%    $ 57,949
      Maturing in 2007               3.95       34,580         3.17       20,000
      Maturing in 2008               4.07       10,000         4.07       10,000
      Maturing in 2009               4.17       10,000         4.43       15,000
      Maturing in 2011               4.69        5,000         4.69        5,000
                                              --------                  --------
                                     4.07%    $ 59,580         3.87%    $107,949
                                              ========                  ========

These borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement at December 31, 2006 and 2005. Other collateral includes securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). Based on this collateral and the Bancorp's holdings of FHLB stock, the Bancorp is eligible to borrow up to $180,768. Unused borrowing capacity at FHLBNY at December 31, 2006 and 2005 was $121,188 and $54,614. At December 31, 2006 and 2005 the Bank had aggregate lines of credit of $23,000 with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. There were no outstanding balances at year-end 2006 or 2005.

Note H. Employee Stock Ownership Plan and Other Postretirement Benefits

The Company has established an Employee Stock Ownership Plan for substantially all of its employees. The ESOP serves as the Bank's pension plan. Eligibility requirements for the ESOP include one year of continuous service, one thousand hours and attaining an age of 21. Eligible compensation is defined as gross wages less any costs for group term life insurance applicable to the employee. Contributions to the ESOP are in the form of cash and are made at the discretion of the Board of Directors. The ESOP uses this contribution to purchase shares of Company stock, which are then allocated to eligible participants. ESOP benefits are 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service and may be payable in cash or stock. The Bank reported a net expense of $202, $180, and $180 related to the ESOP for the years ended December 31, 2006, 2005 and 2004. During 2006, 2005 and 2004, the ESOP used the Bank's contribution to purchase 10,275, 10,418 and 10,800 shares of common stock at an average cost of $19.65, $17.33 and $16.67 per share. The 2006 contribution represents 2.9% of eligible compensation. As of December 31, 2006 and 2005, the ESOP held 383,618 and 394,413 allocated shares. There were no unallocated shares in the ESOP effective December 31, 2006 and 2005. ESOP shares are included in weighted average shares outstanding in the calculation of earnings per share.

The Bank sponsors a post-retirement medical and life insurance plan for a closed group of prior employees. The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending December 31, 2006 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

                                                                        Retiree Health Benefits
                                                                             2006             2005
                                                                             ----             ----
Reconciliation of benefit obligation
    Obligation at January 1                                           $       309      $       320
    Interest cost                                                              16               18
    Actuarial gain                                                            (20)              (8)
    Benefit payments                                                          (22)             (21)
                                                                      -----------      -----------
       Obligation at December 31                                      $       283      $       309
                                                                      ===========      ===========

Reconciliation of fair value of plan assets
    Employer contributions                                            $        22      $        21
    Benefit payments                                                          (22)             (21)
                                                                      -----------      -----------
       Fair value of plan assets at December 31                       $        --      $        --
                                                                      ===========      ===========

Funded status
    Funded status at December 31                                      $      (283)     $      (309)
    Unrecognized transition obligation                                         --              222
    Unrecognized gain                                                          --             (135)
                                                                      -----------      -----------
       Net amount recognized, before additional minimum liability     $      (283)     $      (222)
                                                                      ===========      ===========

The following table provides the components of net periodic benefit cost for the plans for the years 2006, 2005 and 2004:

                                                               Retiree Health Benefits
                                                            2006           2005            2004
                                                            ----           ----            ----
Interest cost                                          $      16      $      18      $      20
Amortization of unrecognized transition obligation            32             32             32
Amortization of net gain                                      (7)            (6)            (5)
                                                       ---------      ---------      ---------

    Net periodic benefit cost                          $      41      $      44      $      47
                                                       =========      =========      =========

The assumptions used in the measurement of the Bank's benefit obligation are shown in the following table:

                                                                         Retiree Health Benefits
Weighted average assumptions as of December 31                        2006         2005         2004
                                                                      ----         ----         ----
    Discount                                                          5.70%        5.40%       6.00%
    Initial rate for health care costs                                9.00%        9.50%       8.50%
    Ultimate rate for health care costs                               5.00%        5.00%       6.00%
    Ultimate year of health care increase                             2015         2015        2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                                      1%            1%
                                                                                  Increase      Decrease
                                                                                  --------      --------
Effect on total of service and interest cost components net of periodic
  postretirement health care benefit cost                                         $     42      $     (41)
Effect on health care component of the accumulated postretirement
  benefit obligation                                                                   805            782

Contributions

Since the plan holds no assets, the Bank does not expect to contribute to its plan in 2006 other than to fund the payments for the benefits described in the table below.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                             Benefits
                                             --------
                    2007                        $  34
                    2008                           34
                    2009                           30
                    2010                           30
                    2011                           29
                    Years 2012-2016               113

Note I. Other Pension Plans

The Bank established a 401(k) Defined Contribution Plan (the "Plan"). All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of their compensation up to a maximum of $15 thousand for 2006. The Plan requires that the Bank match 50% of an employee's contribution up to a maximum of 3%. The Bank's 401(k) contribution for 2006, 2005 and 2004 amounted to $154, $137 and $155.

The Bank has adopted a nontax-qualified Executive and Director Incentive Retirement Plan. While this plan is to be funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank to the plan, which for executive officers is up to 10% of the officer's salary for the prior fiscal year and for directors, is up to 25% of the director's fees for the prior fiscal year. The award will be deferred into an account that will be credited with interest at a rate based upon the growth rate of the Company's stock for the plan year. The benefit may be paid in 180 equal monthly installments or a lump sum at normal retirement. If the participant attains the age of 55 and has completed 15 years of service, he may elect early retirement and may receive the balance in the deferral account on the early retirement date. In case of the participant's early termination prior to early retirement, the executive is entitled to a benefit equal to his or her vested portion of the account balance on the termination date. In the event of the participant's termination of employment due to disability, the participant may request to receive a disability benefit equal to the account balance at the date of termination. The incentive retirement plan has five executives and five director participants. Total contributions accrued under the plan for the years 2006 and 2005 were $130 and $122. The Bank has a similar group term replacement life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides post-retirement life insurance up to a maximum of two and one half times annual salary. At December 31, 2006 and 2005, the combined value of these insurance policies was $14,269 and $13,834.

The Bank established a non-qualified Deferred Compensation Plan in 2004. All directors and executive officers of the Company are eligible to participate in this plan. Under this plan, directors may elect to defer a portion of their fees and executive officers may elect to defer a portion of their compensation. A liability is accrued for the obligation under this plan. Interest is accrued based on the prime rate as published in the Wall Street Journal on the 1st day of January of each plan year.

During 2004 the Bank entered into a non-qualified Supplemental Executive Retirement Agreement ("SERA") for the Chief Executive Officer. The benefit provided to him by the SERA is calculated at seventy percent of his final three-year average base salary reduced by various offsets including employer contributions under the 401(k) Plan, the Executive Incentive Retirement Plan, as well as by a percentage of his Social Security benefit. The SERA is partially funded by a life insurance policy with a cash value at year-end 2006 and 2005 of $3,926 and $3,741. The Bank's expense for the SERA for 2006 and 2005 was $257 and $275.

Note J. Other Stock-Based Compensation

At the April 21, 2005 Annual Meeting the stockholders of Smithtown Bancorp approved the adoption of the Smithtown Bancorp Restricted Stock Plan. The Company established the Restricted Stock Plan for all directors, executive vice presidents and certain other officers of the Bank. 150,000 shares of common stock have been approved under the Plan, adjusted for the stock split in May 2006. The Board elected to purchase 14,625 and 6,900 shares of stock for the 2006 and 2005 plan years, adjusted for the stock split in May 2006, to be allocated according to the Board's determination. These shares were purchased during 2006 and 2005 at an average price of $22.08 and $16.45 per share. Vesting occurs over a five year period. At December 31, 2006 4,305 shares became vested.

The Restricted Stock Plan was amended in December 2006 to provide that if Bradley E. Rock, the Company's Chairman, President and Chief Executive Officer, were to retire, provided he was 60 years of age and did not work for another bank in the New York metropolitan area, all restricted stock awarded to him would become fully vested.

For accounting purposes, the Bank recognizes compensation expense for shares of common stock awarded under the Restricted Stock Plan in 2005 and 2006 over the vesting period at the fair market value of the shares on the date they are awarded. The vesting period is five years with twenty percent of the award for each year vesting annually on December 31 of each year. For the twelve month period ended December 31, 2006 and 2005 the Company recognized $88 and $22 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $34 and $9 during these periods, respectively.

As of December 31, 2006 and 2005 there was approximately $326 and $91 of unrecognized compensation costs related to nonvested restricted stock plan shares. These costs are expected to be recognized over a period of 4 years.

A summary of the status of the Company's nonvested restricted stock plan shares as of December 31, 2006 and 2005 is as follows:

                                                              For the year ended
                                               December 31, 2006                 December 31, 2005
                                         -----------------------------    -----------------------------
                                                    Wtd. Average Grant               Wtd. Average Grant
                                          Shares     Date Share Value      Shares     Date Share Value
                                          ------     ----------------      ------     ----------------
    Nonvested at beginning of period        5,520         $  16.45              --         $     --
    Granted                                14,625            22.08           6,900            16.45
    Vested                                  4,305            20.27           1,380            16.45
                                         --------         --------        --------         --------
    Nonvested at end of period             15,840         $  20.61           5,520         $  16.45

The fair value of nonvested stock awards at December 31, 2006 was $430. The fair value of vested stock awards during 2006 and 2005, at their respective vesting dates, was $117 and $27.

Note K. Subordinated Debentures

In 2003 a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3 month LIBOR plus 2.99%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related debt issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on October 8, 2008.

In 2006 an additional trust formed by the Company issued $7,000 of floating rate trust preferred securities as part of a pooled offering of such securities due June 30, 2036. The securities bear interest at 6.53% for the initial five year term and thereafter at three month LIBOR plus 1.43%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. The Company may not redeem any part of the subordinated debentures prior to the initial call date of June 30, 2011.

In accordance with FASB Interpretation 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation.

Note L. Related Party Transactions

Loans to principal officers, directors and their affiliates in 2006 were as follows:

    Beginning balance                    $7,226
    New loans                               446
    Repayments                            5,383
                                         ------
         Ending balance                  $2,289
                                         ======

Deposits from principal officers, directors and their affiliates at year-end 2006 and 2005 were $12,330 and $10,456.

Note M. Capital Requirements and Restrictions on Retained Earnings

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2006 and 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios are presented below as of December 31, 2006 and 2005:

                                                                                          To Be Well
                                                                                      Capitalized Under
                                                               For Capital            Prompt Corrective
                                           Actual           Adequacy Purposes         Action Provisions
                                           ------           -----------------         -----------------
                                    Amount       Ratio      Amount       Ratio       Amount       Ratio
                                    ------       -----      ------       -----       ------       -----
December 31, 2006
Total capital to risk-
weighted assets
    Consolidated                   $88,835       10.62%   $ 66,919        8.00%     $    NA          NA%
    Bank                            87,761       10.49      66,929        8.00       83,662       10.00
Tier 1 (core) capital to risk-
weighted assets
    Consolidated                    81,662        9.76      33,468        4.00           NA          NA
    Bank                            80,588        9.63      33,474        4.00       50,211        6.00
Tier 1 (core) capital to
average assets
    Consolidated                    81,662        7.94      41,140        4.00           NA          NA
    Bank                            80,588        7.83      41,169        4.00       51,461        5.00

December 31, 2005
Total capital to risk-
weighted assets
    Consolidated                   $71,657     10.31%     $55,602      8.00%    $    NA           NA%
    Bank                            70,775     10.19       55,564      8.00      69,455        10.00
Tier 1 (core) capital to risk-
weighted assets
    Consolidated                    65,167      9.38       27,790      4.00          NA           NA
    Bank                            64,285      9.26       27,769      4.00      41,653         6.00
Tier 1 (core) capital to
average assets
    Consolidated                    65,167      7.70       33,853      4.00          NA           NA
    Bank                            64,285      7.60       33,834      4.00      42,293         5.00

Note N. Income Taxes

Income tax expense for the years ended December 31 was as follows:

                                                  2006            2005            2004
                                                  ----            ----            ----
Federal:
    Current                                    $    7,506      $    5,952      $    4,303
    Deferred                                         (516)           (732)            265
                                               ----------      ----------      ----------
       Total federal                                6,990           5,220           4,568
New York State:
    Current                                           787           1,874           1,349
    Deferred                                          (83)           (339)             58
                                               ----------      ----------      ----------
       Total New York State                           704           1,535           1,407
                                               ----------      ----------      ----------

          Total provision for income taxes     $    7,694      $    6,755      $    5,975
                                               ==========      ==========      ==========

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                          ---------2006----------      ----------2005--------       ----------2004--------
                                                           % of                         % of                         % of
                                            Tax           Pretax         Tax           Pretax         Tax           Pretax
                                           Amount         Income        Amount         Income        Amount         Income
                                           ------         ------        ------         ------        ------         ------
      Federal statutory rate              $  7,581         35.00%      $  6,059         34.00%      $  5,385         34.00%
      Increase (reduction) of taxes
       resulting from:
         Effect of additional tax
           brackets                             --            --            163          0.91             83          0.53
         Tax exempt interest                  (152)        (0.70)          (142)        (0.80)          (214)        (1.35)
         Tax exempt increase in
           cash value of bank owned
           life insurance                     (217)        (1.00)          (219)        (1.23)          (224)        (1.41)
         State income taxes net of
           federal income tax benefit          458          2.11          1,013          5.69            908          5.73
         Other                                  24           .11           (119)        (0.67)          (111)        (0.71)
                                          --------      --------       --------      --------       --------      --------

            Total provision for
              income taxes                $  7,694         35.52%      $  6,755         37.90%      $  5,827         36.79%
                                          ========      ========       ========      ========       ========      ========

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $2,614 and $2,220 as of year-end 2006 and 2005.

Year-end deferred tax assets and liabilities were due to the following:

                                                    December 31, 2006                                December 31, 2005
                                                    -----------------                                -----------------
                                         Federal deferred       New York State            Federal deferred        New York State
                                       tax asset (liability)   deferred tax asset      tax asset (liability)    deferred tax asset
                                                                  (liability)                                       (liability)
Allowance for loan losses                 $     2,268              $       570               $     1,766            $       472
Depreciation                                     (710)                    (159)                     (749)                   (38)
Post-retirement benefits                           90                       26                        68                     20
Unrealized gain or loss on securities             182                       49                       358                     95
Deferred compensation plan                        667                      189                       437                    128
Purchase accounting adjustments                  (469)                    (133)                     (812)                  (237)
Deferred loan fees, net                           636                      181                       539                    157
Undistributed earnings of Bank                   (658)                     (71)                       --                     --
  subsidiary
Deferred lease expense                            120                       34                        --                     --
Other                                            (154)                     (44)                       12                      4
                                          -----------              -----------               -----------            -----------
      Total                               $     1,972              $       642               $     1,619            $       601
                                          ===========              ===========               ===========            ===========

Note O. Smithtown Bancorp (parent company only)

Balance Sheets

                                                                                    As of December 31,
                                                                                    ------------------
ASSETS                                                                             2006           2005
                                                                                   ----           ----
    Cash and cash equivalents                                                  $     1,129     $     1,094
    Prepaid expense                                                                    334             323
    Investment in subsidiary                                                        83,950          65,967
    Common stock                                                                       217              --
                                                                               -----------     -----------
       Total assets                                                            $    85,630     $    67,384
                                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Cash dividends payable                                                     $       355     $       355
    Interest payable                                                                   218             179
    Subordinated debt                                                               18,217          11,000
    Due to subsidiary                                                                   34              --
                                                                               -----------     -----------
       Total liabilities                                                            18,824          11,534

Stockholders' equity                                                                66,806          55,850
                                                                               -----------     -----------
Total liabilities and stockholders' equity                                     $    85,630     $    67,384
                                                                               ===========     ===========

Statements of Income                                             --------Year ended December 31,---------
                                                                         -----------------------
                                                                       2006           2005           2004
                                                                       ----           ----           ----
Income
    Dividends from subsidiary                                    $    2,869     $    2,261     $    2,710
Expenses                                                              1,475            856            612
                                                                 ----------     ----------     ----------

Income before equity in undistributed earnings of subsidiary          1,394          1,405          2,098

Equity in undistributed earnings of subsidiary                       12,573          9,661          7,913
                                                                 ----------     ----------     ----------

Net income                                                       $   13,967     $   11,066     $   10,011
                                                                 ==========     ==========     ==========

Statements of Cash Flows                                              Year ended December 31,
                                                                      -----------------------
                                                                 2006           2005            2004
                                                                 ----           ----            ----
Cash flows from operating activities
Net income                                                   $   13,967      $   11,066      $   10,011
Adjustments to reconcile net income to net cash provided
by operating activites
Equity in undistributed net earnings of subsidiary              (12,573)         (9,661)         (7,913)
(Increase) decrease in other assets                                 225             103            (340)
Increase in other liabilities                                        73              58             279
Amortization of unearned restricted stock awards                     88              22              --
                                                             ----------      ----------      ----------
Net cash provided by operating activities                         1,780           1,588           2,037

Cash flows from financing activities
Proceeds from subordinated debt issuance                          7,000              --              --
Cash dividends paid                                              (1,422)         (1,363)         (1,158)
Purchase of treasury stock                                         (323)           (113)           (685)
                                                             ----------      ----------      ----------
Net cash (used in) provided by financing activities               5,255          (1,476)         (1,843)

Cash flows from investing activities
Capital contribution to subsidiary                               (7,000)             --              --
                                                             ----------      ----------      ----------
Net cash used in investing activities                            (7,000)             --              --

Net increase in cash and cash equivalents                            35             112             194
Cash and cash equivalents, beginning of period                    1,094             982             788
                                                             ----------      ----------      ----------
Cash and cash equivalents, end of period                     $    1,129      $    1,094      $      982
                                                             ==========      ==========      ==========

Note P. Loan Commitments and Contingent Liabilities

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may have fixed expiration dates or other termination clauses. The following table sets forth commitments outstanding as of December 31,

                                                    2006               2005
                                                    ----               ----

            Standby letters of credit           $     8,080        $     8,508
            Loan commitments outstanding             65,227             83,227
            Unused equity lines                      21,249             16,871
            Unused construction lines                74,789             78,026
            Unused lines of credit                   30,186             25,809
            Unused overdraft lines                      812                737
                                                -----------        -----------
            Total commitments outstanding       $   200,343        $   213,178
                                                ===========        ===========

At December 31, 2006, the Bank's total commitments to extend credit, excluding standby letters of credit, were $3,669 at fixed rates and $188,594 at variable rates. Fixed rate commitments have rates ranging from 6.375% to 18%. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 60 and 63 performance standby letters of credit as of December 31, 2006 and 2005. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

The Bank has agreements (the "Agreements") with Bradley E. Rock, Anita M. Florek, Robert J. Anrig, John A. Romano, Thomas J. Stevens and certain other employees (collectively, the "Executives") which would become effective in the event of a change in control of the Company. The Agreements provide that if the Executives' employment were terminated by the Bank subsequent to a change in control of the Company for any reason other than cause, disability or death, or if the Executive elects to terminate his or her employment following a change in control of the Company because of a diminution of the Executive's compensation or responsibilities or following a breach by the Bank of the Agreement, the Executive would be entitled (a) to receive an amount equal to three times the sum of the Executive's highest salary and incentive compensation paid in the three most recent years preceding the change in control, (b) to receive an amount equal to the contributions and benefits that the Executive would have received for a three year period based on the benefits and contributions paid on the Executive's behalf in the year preceding the Executive's termination, and
(c) to continue to participate in the health benefit plans of the Bank for a period of three years following the termination. The Agreement between the Bank and Mr. Rock also provides that if at any time within one year after a change in control of the Company Mr. Rock elects to terminate his employment with the Bank for any reason, he will receive the amounts and the benefits referred to in the previous sentence. In December 2006, the Agreements were amended to provide that the termination of employment must occur within a certain period of time following the change in control. For Mr. Rock the period is 36 months; for all other Executives, the period is 24 months. A copy of the Agreements was filed as an exhibit to the Form 8-K filed by the Company with the SEC on December 28, 2006.

Note Q. Estimated Fair Value of Financial Instruments

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

Accrued interest receivable and payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The fair value of off-balance sheet items including loan commitments, unused lines of credit and letters of credit is not material.

The estimated fair values and recorded carrying values of the Bank's financial instruments were as follows:

At December 31,                   ----------2006----------      ----------2005----------
                                   Carrying        Fair          Carrying        Fair
                                    Amount         Value          Amount         Value
                                    ------         -----          ------         -----
Financial assets
Cash and due from banks           $  27,384      $  27,384      $  13,107      $  13,107
Federal funds sold                      236            236            360            360
Securities available for sale       100,596        100,596        115,091        115,091
Securities held to maturity             415            418          1,101          1,135
Restricted securities                 4,249          4,249          6,338          6,338
Loans                               849,258        844,026        692,457        695,444
Allowance for loan losses            (7,051)        (7,051)        (5,964)        (5,964)
Accrued interest receivable           6,038          6,038          4,606          4,606

Financial liabilities
Deposits                            892,317        892,243        696,925        696,163
Borrowings                           59,580         59,835        107,949        107,305
Subordinated debt                    18,217         18,217         11,000         11,000
Accrued interest payable              3,611          3,611          1,939          1,939

Note R. Quarterly Results of Operations (Unaudited)

                                                        --------------Year Ended December 31, 2006-------------
                                                                     ----------------------------
                                                          First          Second          Third         Fourth
                                                         Quarter         Quarter        Quarter        Quarter
                                                         -------         -------        -------        -------
Interest income                                         $   15,032     $   16,666     $   17,298     $   18,785
Interest expense                                             6,125          7,068          7,725          8,646
                                                        ----------     ----------     ----------     ----------

Net interest income                                          8,907          9,598          9,573         10,139
Provision for loan losses                                      600            500            300            100
                                                        ----------     ----------     ----------     ----------

Net interest income after provision for loan losses          8,307          9,098          9,273         10,039
Noninterest income                                           2,384          2,311          2,510          2,152
Noninterest expense                                          5,983          6,042          6,157          6,231
                                                        ----------     ----------     ----------     ----------

Income before income taxes                                   4,708          5,367          5,626          5,960
Provision for income taxes                                   1,630          1,822          1,977          2,265
                                                        ----------     ----------     ----------     ----------

Net income                                              $    3,078     $    3,545     $    3,649     $    3,695
                                                        ==========     ==========     ==========     ==========
Basic earnings per share                                $     0.35     $     0.40     $     0.41     $     0.42
Diluted earnings per share                                    0.35           0.40           0.41           0.42

                                                        --------------Year Ended December 31, 2005-------------
                                                                     ----------------------------
                                                          First          Second          Third         Fourth
                                                         Quarter         Quarter        Quarter        Quarter
                                                         -------         -------        -------        -------
Interest income                                         $   10,553     $   11,458     $   12,701     $   13,911
Interest expense                                             3,392          3,766          4,381          5,113
                                                        ----------     ----------     ----------     ----------

Net interest income                                          7,161          7,692          8,320          8,798
Provision for loan losses                                      140             85            300            675
                                                        ----------     ----------     ----------     ----------

Net interest income after provision for loan losses          7,021          7,607          8,020          8,123
Noninterest income                                           1,995          2,054          2,133          2,008
Noninterest expense                                          5,301          5,295          5,443          5,101
                                                        ----------     ----------     ----------     ----------

Income before income taxes                                   3,715          4,366          4,710          5,030
Provision for income taxes                                   1,366          1,668          1,764          1,957
                                                        ----------     ----------     ----------     ----------

Net income                                              $    2,349     $    2,698     $    2,946     $    3,073
                                                        ==========     ==========     ==========     ==========

Basic earnings per share                                $     0.27     $     0.30     $     0.33     $     0.35
Diluted earnings per share                                    0.27           0.30           0.33           0.35

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9a: Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

Management assessed the Company's system of internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company maintained effective internal control over financial reporting based on those criteria.

The Company's independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. The attestation report of Crowe Chizek and Company LLC appears on page 27.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

Item 10: Directors and Executive Officers

The information contained under the caption "Election of Directors" (Table I) and "Executive Officers" (Table III) in the Registrant's Proxy Statement dated March 15, 2007 is incorporated herein by reference.

Item 11: Executive Compensation

The information contained under the caption "Compensation of Executive Officers and Directors" in the Registrant's Proxy Statement dated March 15, 2007 is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Approval of Bank of Smithtown Bankwide Annual Cash Incentive Plan (Proposal No. 2)" and "Approval of Smithtown Bancorp, Inc. 2007 Stock Compensation Plan (Proposal No. 3)" in the Registrant's Proxy Statement dated March 15, 2007 is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

The information contained under the caption "Certain Relationships and Related Party Transactions" in the Registrant's Proxy Statement dated March 15, 2007 is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information contained under the caption "Independent Public Accountants" and "Audit Committee" in the Registrant's Proxy Statement dated March 15, 2007 is incorporated herein by reference.

                                     Part IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                INDEX OF EXHIBITS

Exhibit No.   Description
-----------   -----------

    3a        Articles of Incorporation*

    3b        By-Laws amended as of December 27, 2005*

    4         By-Laws Page Nos. 2, 11, 12, 13, 14 Articles of Incorporation Page
              No. 2*

    9         No voting trust agreements

    10        No material contracts

    13       Annual Report to Stockholders for the year ended December 31, 2006*

    18        No change in accounting principles

    19        Reference to Page 1 in Form 10-K

    20        Amended and Restated Restricted Stock Plan

    21        Bank of Smithtown Hauppauge, New York 11788

    23        Accountant's Consent

    24        None

    99 Independent Auditor's Report filed on Form 10-K for the year ended December 31, 2006

* Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on June 6, 1984.

Reports on Form 8-K.

(i)   Current report on Form 8-K (item 9) filed on October 27, 2006.

(ii)  Current report on Form 8-K (item 8) filed on November 30, 2006.

(iii) Current report on Form 8-K (item 8) filed on November 30, 2006.

(iv)  Current report on Form 8-K (item 5) filed on December 4, 2006.

(v)   Current report on Form 8-K (items 5 and 9) filed on December 28, 2006.

(vi)  Current report on Form 8-K (item 8) filed on January 18, 2007.

(vii) Current report on Form 8-K (item 8) filed on February 1, 2007.

(viii) Current report on Form 8-K (items 5 and 9) filed on February 2, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       SMITHTOWN BANCORP, INC.
                                       -----------------------------------------
                                       Registrant


     Date:  2/28/07                    /s/ BRADLEY E. ROCK
                                       -----------------------------------------
                                       Bradley E. Rock, Chairman, President
                                       and Chief Executive Officer


     Date: 2/28/07                     /s/ ANITA M. FLOREK
                                       -----------------------------------------
                                       Anita M. Florek, Executive Vice President
                                       and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ BRADLEY E. ROCK                                        Date 2/28/07
     ----------------------------------------
     Bradley E. Rock, Chairman, President and
       Chief Executive Officer

     /s/ AUGUSTA KEMPER                                         Date 2/28/07
     ----------------------------------------
     Augusta Kemper, Director

     /s/ PATRICK A. GIVEN                                       Date 2/28/07
     ----------------------------------------
     Patrick A. Given, Director

     /S/ MANNY SCHWARTZ                                         Date 2/28/07
     ----------------------------------------
     Manny Schwartz, Director

     /s/ BARRY M. SEIGERMAN                                     Date 2/28/07
     ----------------------------------------
     Barry M. Seigerman, Director

     /s/ ROBERT W. SCHERDEL                                     Date 2/28/07
     ----------------------------------------
     Robert W. Scherdel, Director

     /s/ PATRICIA C. DELANEY                                    Date 2/28/07
     ----------------------------------------
     Patricia C. Delaney, Director

     /s/ SANFORD C. SCHEMAN                                     Date 2/28/07
     ----------------------------------------
     Sanford C. Scheman, Director

     /s/ HYUKMUN KWON                                           Date 2/28/07
     ----------------------------------------
     Hyukmun Kwon, Director