Form 10-Q
period 2007-03-31
SMITHTOWN BANCORP INC
filed 2007-05-09
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Shares of Common Stock ($.01 Par Value) Outstanding as of May 9, 2007
9,800,633

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	4

	Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	5

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2007 and 2006	6

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

	Risk Factors - No change in factors as reported in Registrant’s Annual Report on Form 10-K

Item 2.	Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share(or Unit)	Total Number of Shares(or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares(or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	0	0	0	89,650
February 1, 2007 - February 28, 2007	0	0	0	89,650
March 1, 2007 - March 31, 2007	0	0	0	89,650
Total	0	0	0	89,650

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

(2)  Reports on Form 8-K

Other Events - Filed January 18, 2007
Incorporated by Reference
Results of Operation and Financial Condition - Filed February 1, 2007
Incorporated by Reference
Other Events - Filed February 2, 2007
Incorporated by Reference
Other Events - Filed February 28, 2007
Incorporated by Reference
Other Events - Filed March 9, 2007
Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of
	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$13,941	$27,384
Federal funds sold	47,546	236
Total cash and cash equivalents	61,487	27,620

Investment securities:
Available for sale:
Obligations of U.S. government agencies	59,084	84,713
Mortgage - backed securities	2,639	2,972
Obligations of state and political subdivisions	8,565	8,943
Other securities	5,135	3,968
Total securities available for sale	75,423	100,596
Held to maturity:
Mortgage-backed securities	31	41
Obligations of state and political subdivisions	293	374
Total securities held to maturity (estimated fair value
$324 in 2007 and $418 in 2006)	324	415
Total investment securities	75,747	101,011

Restricted securities	2,547	4,249

Loans	890,505	849,258
Less: allowance for loan losses	7,414	7,051
Loans, net	883,091	842,207

Bank premises and equipment	22,334	20,598

Other assets
Cash value of bank-owned life insurance	18,385	18,195
Goodwill	2,077	2,077
Intangible assets	1,471	1,591
Other real estate owned	6,972	6,972
Due from broker	-	9,225
Other	15,068	14,479
Total other assets	43,973	52,539
Total assets	$1,089,179	$1,048,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$103,100	$102,608
Money market	351,634	264,876
NOW	37,509	42,003
Savings	53,263	50,190
Time	408,813	432,640
Total deposits	954,319	892,317

Dividends payable	356	355
Other borrowings	35,000	59,580
Subordinated debt	18,217	18,217
Other liabilities	11,033	10,948
Total liabilities	1,018,925	981,417

Stockholders' equity
Common stock - $.01 par value (20,000,000 shares authorized at March 31,2007 and December 31, 2006; 11,852,497 shares issued, 9,800,633 shares outstanding at March 31, 2007; 11,826,012 shares isued, 9,774,148 shares outstanding at December 31, 2006)	119	108
Additional paid in capital	4,302	4,046
Retained earnings	76,068	73,046
Accumulated other comprehensive loss	(173)	(331)
	80,316	76,869
Treasury stock (2,051,864 shares at cost)	(10,062)	(10,062)
Total stockholders' equity	70,254	66,807
Total liabilities and stockholders' equity	$1,089,179	$1,048,224

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
Interest income
Loans	$17,713	$13,713
Federal funds sold	311	153
Investment securities:
Taxable:
Obligations of U.S. treasury	-	61
Obligations of U.S. government agencies	859	853
Mortgage - backed securities	37	58
Other securities	48	22
Subtotal	944	994
Exempt from federal income taxes:
Obligations of state & political subdivisions	79	125
Other interest income	59	47
Total interest income	19,106	15,032

Interest expense
Money market accounts (including savings)	3,535	1,880
Time deposits of $100,000 or more	1,959	1,261
Other time deposits	2,935	2,058
Other borrowings	384	716
Subordinated debt	344	210
Total interest expense	9,157	6,125
Net interest income	9,949	8,907
Provision for loan losses	400	600
Net interest income after provision for loan losses	9,549	8,307

Noninterest income
Trust and investment services	159	120
Service charges on deposit accounts	427	503
Revenues from insurance agency	903	1,021
Net loss on sales of investment securities	-	(11)
Increase in cash value of bank owned life insurance	230	157
Other	507	594
Total noninterest income	2,226	2,384

Noninterest expense
Salaries	2,992	2,650
Pension and other employee benefits	740	634
Net occupancy expense of bank premises	1,020	873
Furniture and equipment expense	645	538
Amortization of intangible assets	120	246
Other expense	1,128	1,042
Total noninterest expense	6,645	5,983

Income before income taxes	5,130	4,708
Provision for income taxes	1,751	1,630
Net income	$3,379	$3,078

Earnings per share
Basic earnings per share	$0.35	$0.32
Diluted earnings per share	$0.35	$0.32

Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	9,766,753	9,752,397
Weighted average common equivalent shares	9,769,936	9,753,255

Comprehensive income	$3,537	$2,983

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares outstanding)

	Common Stock		Additional			Other	Unearned	Total
	Shares		Paid In	Retained	Treasury	Comprehensive	Stock	Stockholders’
	Outstanding	Amount	Capital	Earnings	Stock	Income (Loss)	Awards	Equity

Balance at 12/31/2005	9,774,148	$72	$4,408	$62,124	$(10,062)	$(601)	$(91)	$55,850
Comprehensive income:
Net income				3,078				3,078
Other comprehensive loss , net of tax						(95)		(95)
Total comprehensive income								2,983
Cash dividends declared				(355)				(355)
Transfer due to the adoption of SFAS 123R			(91)				91	-
Stock awards vested			14					14
Stock awards granted	16,088		(169)		169			-
Treasury stock purchases	(16,088)				(169)			(169)
Balance at 3/31/2006	9,774,148	$72	$4,162	$64,847	$(10,062)	$(696)	$-	$58,323

Balance at 12/31/2006	9,774,148	$108	$4,046	$73,046	$(10,062)	$ (331)	$-	$66,807
Comprehensive income:
Net income				3,379				3,379
Other comprehensive income, net of tax						158		158
Total comprehensive income								3,537
Adjustment to common stock to reflect 10% stock dividend		11	(11)					-
Cash dividends declared				(357)				(357)
Employee stock ownership plan	9,325		225					225
Stock awards vested			42					42
Stock awards granted	17,160							-
Balance at 3/31/2007	9,800,633	$119	$4,302	$76,068	$(10,062)	$(173)	$-	$70,254

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$3,379	$3,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	570	453
Provision for loan losses	400	600
Net loss on sale of investment securities	-	11
Net increase (decrease) in other liabilities	83	(243)
Net increase in other assets	(53)	(949)
Net increase in deferred taxes	(413)	(60)
Amortization of unearned restricted stock awards	42	14
Increase in cash surrender value of officers’ life insurance policies	(230)	(157)
Amortization of investment security premiums and accretion of discounts, net	(9)	(1)
Amortization of intangible assets	120	246
Cash provided by operating activities	3,889	2,992

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	348	3,804
Proceeds from calls, repayments and maturities of held to maturity	-	15
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	36,484	16,217
Proceeds from calls, repayments and maturities of held to maturity	90	80
Purchases of investment securities:
Available for sale	(2,160)	(24,962)
Purchases of restricted securities	(665)	(1,021)
Redemptions of restricted securities	2,367	3,011
Loans made to customers, net	(41,247)	(46,748)
Purchases of premises and equipment	(2,306)	(359)
Cash used in investing activities	(7,089)	(49,963)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	85,829	51,655
Net increase (decrease) in time deposits	(23,827)	32,204
Cash dividends paid	(355)	(355)
Maturities of Federal Home Loan Bank term advances	(20,000)	(2,000)
Net decrease in overnight borrowings	(4,580)	(42,209)
Proceeds from subordinated debt issue	-	7,000
Purchase of treasury stock	-	(169)
Cash provided by financing activities	37,067	46,126

Net increase (decrease) in cash and cash equivalents	33,867	(845)
Cash and cash equivalents, beginning of period	27,620	13,467

Cash and cash equivalents, end of period	$61,487	$12,622

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,896	$5,660
Income taxes	899	1,580
Noncash financing activities
Proceeds from issuance of common stock	$225	$-

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements - Unaudited
(in thousands, except share and per share data)

Note 1 - Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. (the “Company”), one wholly-owned subsidiary, Bank of Smithtown (the “Bank”) and two other wholly owned subsidiaries, Bank of Smithtown Capital Trust I and Bank of Smithtown Capital Trust II, both of which were formed for the purpose of issuing trust preferred securities (collectively referred to as the “Company”). Since 1984, when the former shareholders of Bank of Smithtown became shareholders of Smithtown Bancorp, Inc., several additional subsidiaries have been added to the Bank. In April 2001, the Bank established a subsidiary, now known as Bank of Smithtown Financial Services, Inc. for the purpose of accepting commission payments on tax deferred annuities and mutual funds. In August 2004, the Bank acquired an insurance agency, now known as Bank of Smithtown Insurance Agents and Brokers, Inc. for the purpose of selling insurance products and services and offering financial investment services to the public. As of February 2006, the Bank completed the formation of BOS Preferred Funding Corporation, a real estate investment trust, formed as a vehicle for capital enhancement. The corporation holds a substantial volume of the consumer and commercial real estate loans of the Bank. These three corporations are subsidiaries of the Bank and report their income on a consolidated basis using the accrual method of accounting. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”). The December 31, 2006 consolidated balance sheet was derived from the Company’s December 31, 2006 audited financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2007. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position and its results of operations for the periods presented.

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

	Three Months Ended
	March 31,	March 31,
	2007	2006
Computation of per share income
(in thousands, except per share data)

Net income	$3,379	$3,078

Common equivalent shares:

Weighted average common shares outstanding*	9,766,753	9,752,397
Weighted average common equivalent shares*	3,183	858
Weighted average common and common equivalent shares*	9,769,936	9,753,255
Basic earnings per share	$0.35	$0.32
Diluted earnings per share	$0.35	$0.32

*Weighted average common shares outstanding and weighted average common equivalent shares have been restated for March 31, 2007 and 2006 based upon the 1:10 stock split in the form of a 10% stock dividend declared by the Company’s Board of Directors on February 27, 2007. The stock dividend was payable on April 2, 2007 to all shareholders of record as of March 16, 2007.

Note 3 - Other Stock-Based Compensation

At the April 19, 2007 Annual Meeting the shareholders of Smithtown Bancorp approved the adoption of the 2007 Stock Compensation Plan (“Stock Compensation Plan”). This plan shall serve as the successor to the Smithtown Bancorp Restricted Stock Plan (“Predecessor Plan”). No further grants may be made under the Predecessor Plan on or after April 19, 2007 (“effective date”). All awards previously granted under the Predecessor Plan will remain in full force and effect and shall continue to be governed by the terms of that plan. The total number of shares of common stock that may be delivered pursuant to awards granted under the Stock Compensation Plan is 874,163. This amount includes the balance of the shares reserved under the Predecessor Plan. The Company established the Stock Compensation Plan to grant awards to any employee, director or independent contractor of the Company or any of its subsidiaries or affiliates. The purpose of the Stock Compensation Plan is to provide the Company with the opportunity to offer incentive awards in order to attract and retain high level officers and directors and to motivate them to continue their relationship with the Company and thereby align their interests and compensation with the long term interests of shareholders.

The Board of Directors elected to issue 17,160 shares under the predecessor plan for the 2007 plan year, and to purchase 16,087 and 7,590 shares of stock for the 2006 and 2005 plan years, respectively. Shares have been adjusted for the 10% stock dividend in April 2007 and are allocated according to the Board’s determination. Shares were issued during 2007 at a price of $24.13 and purchased during 2006 and 2005 at an average price of $20.07 and $14.95, respectively. For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the 2007 Stock Compensation Plan and the 2006 and 2005 Predecessor Plan over the vesting period based on the fair market value of the shares on the date they are awarded. During the first quarter of 2007, 2,042 shares became vested for accounting purposes. The vesting period is generally five years with 20% vesting annually on the anniversary date. For the quarter ended March 31, 2007 and 2006, the Company recognized approximately $43 and $14 of compensation expense. The income tax benefits resulting from this expense were $15 and $5, respectively.

As of March 31, 2007 and 2006, there was approximately $698 and $246 of unrecognized compensation costs related to nonvested plan shares. The costs for 2007 and 2006 are expected to be recognized over a period of 4.75 and 3.75 years, respectively.

A summary of the status of the Company’s nonvested plan shares as of March 31, 2007 and 2006 and changes during each quarter ended is as follows:
	For the Three Months Ended
	March 31, 2007		March 31, 2006
	Shares	Weighted Average Grant Date Share Value	Shares	Weighted Average Grant Date Share Value
Nonvested at beginning of period	17,424	$18.74	6,072	$14.95
Granted	17,160	24.13	9,488	17.86
Vested	(2,042)	20.82	(855)	16.57
Nonvested at end of period	32,542	$21.45	14,705	$16.73

Note 4- Employee Benefits

During 2007, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three month comparative periods were:

	For the Three Months Ended March 31,
	2007	2006
401(K) Defined Contribution Plan	$48	$41
Employee Stock Ownership Plan	56	50

It is expected that the Bank’s costs for these two plans for the twelve months ending December 31, 2007 will be approximately $192 and $225, respectively. The Bank also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The following table details the interest cost, amortization cost of the unrecognized transition obligation and the amortization of the net gain for the comparable three month periods.

	Interest Cost	Amortization Cost	Amortization of Net Gain	Total Expense
For the Three Months Ended
March 31, 2007	$4	$8	$2	$14
March 31, 2006	4	8	2	14

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2006 and 2007, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank. The contributions accrued under this plan for the three month periods were:

	For the Three Months Ended March 31,
	2007	2006
Incentive Retirement Plan	$69	$60

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period. The benefit provides post retirement life insurance up to a maximum of two and one half times annual salary. At March 31, 2007 and 2006, the combined cash value of these insurance policies was $14,419 and $13,918. The Bank has also established a nontax qualified Deferred Compensation Plan for certain directors and executive officers. This group of employees defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer. Life insurance policies were also acquired for the purpose of serving as the primary income source for the accruals during the service period. These policies had a cash value at March 31, 2007 and 2006 of $3,966 and $3,814. The Bank’s expense for this plan for the comparable three month periods was:

	For the Three Months Ended March 31,
	2007	2006
Supplemental Executive Retirement Agreement	$90	$60

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

In March, 2006 an additional trust formed by the Company issued $7,000 of adjustable rate trust preferred securities as part of a pooled offering of such securities due June 30, 2036. These securities bear interest at 6.53% for five years, at which point they become floating rate securities that bear interest at 3-month LIBOR plus 1.43%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related debt issuance costs represent the sole assets of this trust. The Company may redeem these subordinated debentures, in whole or in part, at a premium declining ratably to par on June 30, 2011.

In accordance with FASB Interpretation No. 46, as revised in December 2003, the trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share data)

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by the use of the words “believe,” “expect,” “anticipate,” “project,” “estimate,” “will be,” “will continue,’’ “will likely result,” or similar expressions. The Company’s ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operation of the Company and its subsidiaries include, but are not limited to, changes in: general economic conditions, interest rates, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company’s operations, pricing, products, and services and other risk factors disclosed in the Company’s reports as filed with the SEC. The factors included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company’s performance.

Investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Except as required by applicable law or regulation, the Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated results. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC.

Summary

During the first quarter of 2007, economic conditions within the Company’s local market area began to show some of the signs witnessed in other areas of the country last year. Although the local economy is still growing with low unemployment rates and increasing salaries, the robust housing market of 2005 and early 2006 has slowed this quarter with price declines of 1-3% and sales declines from 15-24%. Inventories are at their highest level in many years. Although there has been some evidence of a housing slowdown, a majority of the Bank’s builder clients continue to add to their sales contracts without significant price reductions. This may be attributable to their pricing and quality of houses as well as to the limited availability of new housing and the desirability of home ownership on the Island. Different economic conditions exist for the Company’s market area outside of Long Island. The five boroughs of New York City continue to sustain real estate price appreciation and stable inventory levels. Expectations are for commercial and residential mortgages as well as acquisition and construction lending to continue to expand at a healthy pace. It has become almost impossible to read a local or regional newspaper without seeing prominent headlines and articles detailing the “fall” of many sub-prime lenders as well as the rapidly increasing number of foreclosures resulting from these poorly underwritten loans. Bank of Smithtown has never engaged in this type of lending, and continues to evaluate all credits with the same strict underwriting criteria. The Bank’s conservative loan to value ratios help keep it insulated from modest price declines. As such, asset quality remains strong. These facts continue to bode well for the Company’s fundamental line of business - commercial real estate lending on Long Island and New York City. First quarter results of operations provide evidence of the Company’s continued growth in these areas of lending.

Acquisition of new deposits within the Company’s service area remains very competitive. New financial institutions looking to gain market share continue to open branches in the area, while existing banks continue to expand their franchise on the Island and in Manhattan and the outer boroughs. Credit unions continue to offer deposit accounts and consumer loans at rates that are beyond those that most banks can match. Insurance companies, investment banks and brokerages continue to try to steal away bank customers, and new entrants into the financial arena enter the market frequently. These factors in conjunction with the flat to inverted yield curve have made the basic banking premise of “borrowing short” and “lending long” to achieve maximum profitability nearly impossible. Margins at most banks, including Bank of Smithtown, continue to be squeezed. Finding additional sources of noninterest income generation will be more of a focus during 2007. As part of this effort, the Company has combined its Trust and Investment Management Division with Bank of Smithtown Financial Services Inc. subsidiary, in order to increase efficiencies and better provide a full array of products for a customer through one financial division. Results of operations during the first quarter of 2007 continue to evidence the Company’s ability to significantly grow deposits.

Results for the first quarter of 2007 have continued to be positive. The most significant results of the quarter were as follows:

-	EPS growth over first quarter of 2006 equal to 9.37%

-	An increase in net income of $301 or 9.78% over the same period in 2006

-	An ROAE for the quarter of 19.71%

-	An ROAE for the last twelve months of 22.10%

-	Loan and deposit growth for the first quarter equal to 4.86% and 6.95%, respectively with a 41.26% reduction in borrowings

-	An efficiency ratio of 54.94%

The 9.78% growth in net income for the first three months of 2007 in conjunction with the 9.37% growth in EPS over the same period last year was primarily the result of the increased volume of interest earning assets and increased level of net interest income. Interest earning assets increased by 17.96% , from $837,099 to $987,479, with a corresponding increase in average yield on these assets from 7.21% to 7.80%. During the first quarter of 2007, the Company opened its fifteenth branch in Coram. As of March 31, 2007 the level of deposits at this location was $13,556. The growth of deposits at this branch, along with the Company’s fourteen other offices, resulted in an increase of $62,002 in total deposits at an average cost of funds for the entire portfolio of 3.70%. As a result of the very competitive rate environment during the first quarter of 2007 along with the high volume of maturing certificate of deposit accounts, the Bank offered very competitive rates for new and renewed time deposits. Money market accounts continued to be competitively priced so as to retain existing accounts and attract new accounts. The inflow of deposits was strong and at rates that were below that of comparable Federal Home Loan Bank advance rates. Although new loan originations remained strong, refinances and payoffs of existing loans also increased during the quarter. Adding to the inflow of funds during the first quarter were several called and matured investment securities. Opportunities for reinvestment of these funds at rates higher than the current federal funds rate were limited and therefore matured borrowings were paid off. As liquidity levels grew throughout the first quarter, management carefully adjusted deposit rates downward. The Company was successful in retaining existing customers as well as maintaining a constant inflow of new funds, but as a result of the imbalance of new loans and new deposits, margin was reduced by twenty basis points. As more of the loans currently in the Bank’s “pipeline” are closed during the second quarter, management expects margin to grow closer to its previous level. Although the decline in margin was larger than in past quarters, first quarter results continued to maintain the Company’s success in generating increasing levels of net income. The first quarter of the year has traditionally been a slower quarter for the Bank, as seasonality can affect the level of the Company’s construction lending. Other factors contributing to a slow quarter were additional regulatory requirements imposed on banks over one billion dollars, continued branch expansion and renovations, and system upgrades. Management remains confident in its pursuit of managed growth with continued profitablity.

Comparison of Financial Position at March 31, 2007 and December 31, 2006

The structure of the Bank’s balance sheet remained relatively stable during first quarter 2007. The largest segment of the Company’s interest earning assets remains its loan portfolio, which represents 81.76% of total assets, a slight increase from 81.02% at December 31, 2006. New loan originations during the quarter reached $83,199, with payoffs and reductions of $41,952, resulting in net growth of $41,247. As the Bank engages in a significant amount of construction lending, which is of a short term nature, there is often a large turnover in these funds, as building is completed and new construction begins. This quarter, a larger percentage of payoffs than usual resulted from the refinancing of existing loans and the sale of various properties in New York City. The composition of the loan portfolio at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007		December 31, 2006
Real estate loans
Construction	$238,344	26.71%	$219,641	25.80%
Residential	190,092	21.30	191,550	22.50
Commercial	412,716	46.24	391,758	46.02
Agricultural Commercial and industrial	1,695 46,269	.19 5.18	1,695 43,775	0.20 5.15
Consumer	3,134.35		2,471	0.29
Other loans	262.03		367.04
Total loans	892,512	100.00%	851,257	100.00%
Less:
Deferred fees	2,007		1,999
Allowance for loan losses	7,414		7,051
Loans, net	$883,091		$842,207

As can be seen from the above table, the segmentation of the loan portfolio remained unchanged during the quarter. The Company’s primary lending focus remains commercial real estate and construction and land loans. During the first quarter of 2007, deposits served as the primary funding vehicle for new loans. Currently the Company’s loan to deposit ratio is 93.31%. The largest percentage increase in volume within the loan portfolio during the first quarter of 2007 was in the construction loan portfolio. The increase in commercial real estate loans was for varied purposes including mixed use (commercial and residential), retail, professional and medical facilities. These loans were collateralized by properties located in Manhattan, Brooklyn, Queens, Nassau and Suffolk. Asset quality remains strong. Loans past due 30 days or more decreased from $1,498 at December 31, 2006 to $463 as of March 31, 2007. Nonperforming loans at March 31, 2007 increased slightly from $12 at December 31, 2006 to $125 at March 31, 2007, representing .01% of total loans. The allowance for loan losses account increased from December 31, 2006 to March 31, 2007 by $363, a result of a provision for loan losses of $400 and net charge-offs of $37. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At March 31, 2007 and December 31, 2006, the Bank’s allowance (the allowance for loan losses as a percentage of end of period loans) was .83%. This allowance is adequate due to the quality of the portfolio and is within the range of peer group banks. The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. Management has also set up an allowance for unfunded loan commitments and the balance in this account at first quarter end 2007 and yearend 2006 was $152 and $122. This amount is reflected in other liabilities on the balance sheet. During the third and fourth quarter of 2006, one loan for $7,226 for property located on Madison Avenue in New York City, became non-accrual and was subsequently transferred into Other Real Estate Owned. The loan was written down to its appraised value of $8,000, less all expected selling expenses totalling $1,028. This $6,972 property remains in Other Real Estate Owned at March 31, 2007. Management expects no further loss to be incurred on this property and is currently making efforts to sell the property during 2007.

The next largest category of interest earning assets is the Company’s investment portfolio. The composition of the portfolio at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
Securities available for sale
Obligations of U.S. government agencies	$59,084	$84,713
Mortgage-backed securities	2,639	2,972
Obligations of state and political subdivisions	8,565	8,943
Other securities	5,135	3,968
Total securities available for sale	$75,423	$100,596

Investment securities decreased by 25.02% from December 31, 2006 to March 31, 2007. This was partially the result of $9,885 of called U.S government agency securities at a weighted average yield of 5.07% and a weighted average maturity of 7.96 years. Also maturing during the quarter were $5,380 of municipal securities and $12,000 of U.S. government agency securities. The funds received from these securities were used to pay off a $10,000 advance with an interest rate of 4.85% and another $10,000 advance with a rate of 2.69%. For most of the first quarter there were few options to reinvest these funds at rates higher than the federal funds rate. At the end of March, the Company was able to purchase a $2,000 debt instrument at a 5.63% yield to call. Unrealized losses on available for sale securities as of March 31, 2007 and December 31, 2006 was $173 and $331. These unrealized losses have not been recognized into income because the bonds are of high credit quality, and management currently has the intent and ability to hold them for the foreseeable future. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Bank premises and equipment increased from December 31, 2006 to March 31, 2007 by 8.43%, as the Coram office was completed, the renovation of one existing branch office was substantially completed, and new computer hardware and software purchases were made toward the upcoming core banking conversion. Other assets increased by 4.07%, primarily the result of deferred taxes and accrued expenses.

On the liability side of the balance sheet, total deposits increased by 6.95% from yearend 2006 to March 31, 2007. The composition of deposits was as follows:

	March 31, 2007	December 31, 2006
Demand (non interest bearing)	$103,100	$102,608
Money market	351,634	264,876
NOW	37,509	42,003
Savings	53,263	50,190
Time	408,813	432,640
Total deposits	$954,319	$892,317

The largest increase in deposits during the first quarter was in money market accounts which grew by 32.75%. The Bank continued to pay a very competitive rate of interest on the Elite money market product, which pays a high rate of interest for deposits over $25 thousand. Competitive rates were also offered on certificates of deposit accounts, but at this point in the economic cycle customers’ preferences for savings is with short term, liquid accounts. Although migration from lower paying accounts into the Elite product is a continued risk, migrated funds were minimal during the first quarter. In order to mitigate the expense for the Elite product as well as to offer the products most desired by our customers, the rates on most certificate of deposit accounts were lowered throughout the quarter. Migration from matured certificate accounts into the Elite money market account was experienced, although approximately 80% of matured certificate of deposit accounts renewed with the Bank. The next largest segment of growth was in savings accounts, which grew by $3,073 or 6.12%. Competition for deposits continues to be very strong in the Long Island market with new entrants into the marketplace increasing continuously. Banks, savings institutions, insurance companies, brokerage and investment banking firms, credit unions and other non-financial companies are the Company’s primary competitors, and acquisition of new deposit relationships as well as maintenance of existing relationships to fund future loan growth remains a constant challenge. With a limited number of new customers in the Bank’s service areas, part of the challenge becomes the ability to draw customers away from other deposit collecting institutions. Bank of Smithtown’s commitment to providing superior service as well as a full array of financial products including insurance and investment offerings, has enabled the Company to grow its deposits at an annualized average rate of over 20% for the past ten years.

Other borrowings decreased from $59,580 at December 31, 2006 to $35,000 at March 31, 2007. The borrowings at yearend were in the form of seven term advances with the Federal Home Loan Bank of New York at an average weighted cost of 4.07%. As deposits and investment proceeds flowed into the Bank during the quarter, two matured $10,000 advances were paid down. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement. Other collateral consists of securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

Stockholders’ equity increased from $66,807 to $70,254 at March 31, 2007, an increase of 5.16%. This growth was primarily the result of retained net income. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of March 31, 2007, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of March 31, 2007, the Company’s capital ratios were 10.56%, 9.69% and 8.07%, well above these minimum guidelines. At its February 27, 2007 Board Meeting, the Board of Directors of Smithtown Bancorp approved a 1:10 stock split in the form of a 10% stock dividend for all shareholders of record as of March 16, 2007 payable April 2, 2007. This represents the Company’s sixth stock split in the past eight years. Earnings per share have been recalculated retrospectively to the earliest accompanying balance sheet date.

The Company had returns on average equity of 19.71% and 22.63% and returns on average assets of 1.28% and 1.45% at first quarter end 2007 and yearend 2006, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net income for the three months ended March 31, 2007 and 2006 was $3,379 and $3,078, an increase of 9.78% and is due primarily to the 11.70% increase in net interest income. This increase in net interest income is the result of a 29.17% increase in interest income on loans and 103.27% increase in federal funds interest. Average interest-bearing deposit balances for the first quarter of 2007 were $823,448 as compared to $653,176 for the same period in 2006. The result of this higher level of interest paying deposits was an increase in average cost for the portfolio from 3.23% in 2006 to 4.09%. The average interest rate on deposits increased by 26.63% for the first quarter of 2007 as compared to the first quarter of 2006. The greatest increase in interest expense was on money market deposits. These deposits increased in average balance by $73,287 and in average rate by 119 basis points. This increase was due to the Elite money market account which carries a very competitive rate of interest, although still below the cost of overnight borrowed funds. The next largest category of increased interest expense was for time deposits. Average balances on these deposits grew year over year by $84,838. The average rate paid for these funds increased from 4.04% to 4.75% at March 31, 2007. Although this increase of seventy one basis points has contributed to the Company’s reduction in net interest margin, based on the weighted average maturity of the time deposit portfolio of .79 years, the current cost for these funds at 4.75% is significantly lower than comparable term Federal Home Loan Bank borrowings with a cost of approximately 5.40%. The interest expense for the Company’s subordinated debt also increased from March 2006 to March 2007, as a result of the increase in the 3-month Libor rate. The Company’s net interest margin for the three month period ending March 31, 2007 was 4.04% as compared to 4.25% for the same period in 2006. As discussed above, this margin compression was primarily the result of the imbalance in loan and deposit growth during the quarter, as well as continued competition for deposits, limited opportunities for short to medium term investment security purchases at rates above federal funds rates, and the continuing flat yield curve.

Noninterest income decreased by 6.63% for the quarter ended March 31, 2007 as compared to the same period in March 2006. This decrease was the result of various factors. A 15.11% reduction in service charges on deposit accounts is one of the primary reasons for the decline. A majority of demand deposit accounts are now opened as free checking accounts, and many existing checking accounts have converted to free checking. Although the Bank’s overdraft honor program continues to provide increased fees from overdrafts, this increase has been mitigated by the large reduction in service charge income. Revenues from Bank of Smithtown Insurance Agents and Brokers, Inc. also declined for the first quarter of 2007 by 11.56% due primarily to seasonality of business. Typically, insurance agencies can also receive “profit sharing” dollars from insurance carriers based on various factors related to the profitability of the carrier. This year, Bank of Smithtown Insurance Agents and Brokers, Inc. received a slightly lower level of these “profit sharing” dollars than in the prior year. Despite this reduced income for the first quarter, the insurance agency is expected to produce net income at an 11% increase over 2006. One final explanation for the reduction in noninterest income relates to the lower level of short term loan fees received in 2007 as compared to 2006. These fees are generated from late charges and from short term loans. Other areas of noninterest income increased during the first quarter of 2007 as compared to the same period in 2006. One such source of income was from the Company’s trust and investment services division, which increased by 32.50%. This higher level of fee income was due to the settlement of various estates for which the Trust Department served as a fiduciary. Also generating a higher level of fee income during 2007 was the gain on bank owned life insurance policies.

Noninterest expense also increased during the current three month period over last year due in large part to the growth in the Bank’s branch network. Occupancy expense and furniture and equipment expense grew in total by 18.00%. The increase in the number of branch offices has resulted in a corresponding increase in salary and benefit expense. Management has also committed to convert its core banking software to a different vendor during the second quarter of 2007. This conversion was essential in order to continue to provide a growing customer base with the most up to date technology services. It is expected to greatly improve efficiencies both at the customer point of contact and in the back offices. Growth for the Company is not exclusively in its geography, but in every facet of its operations. Although the Company’s efficiency ratio has increased from first quarter 2006 to the same period in 2007, a very noteworthy ratio is its average assets per full time equivalent employee. This ratio, as defined, describes the volume of average assets allocated per employee, and at March 31, 2007 was $5,641 as compared to $4,972 at March 31, 2006. Growth over the past year has been accomplished with minimal additional staff, and this factor has contributed to the Company’s success. Managed growth has and will continue to yield positive results in the future. Finally, although tax dollars accrued have increased over the three month period in 2007 as compared to 2006, the effective tax rate of the Company remains at approximately 34% due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Inc..

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

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$79,255	$943	4.76%	$96,651	$994	4.12%
Nontaxable	9,033	121	5.37	13,873	190	5.47
Total investment securities	88,288	1,064	4.82	110,524	1,184	4.29

Total loans	872,059	17,713	8.17	708,359	13,713	7.74
Federal funds sold	23,910	311	5.21	13,707	153	4.45
Other interest-earning assets	3,306	60	7.38	4,509	47	4.27
Total interest-earning assets	987,563	19,148	7.80	837,099	15,097	7.21
Noninterest-earning assets	70,161			57,942

Total assets	$1,057,724			$895,041

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$88,551	$267	1.21%	$76,404	$82	0.44%
Money market	317,078	3,268	4.18	243,791	1,798	2.99
Time deposits	417,819	4,894	4.75	332,981	3,319	4.04
Total interest-bearing deposits	823,448	8,429	4.09	653,176	5,199	3.23

Other borrowings	38,045	384	4.09	71,537	716	4.06
Subordinated debt	18,000	344	7.64	11,156	210	7.54
Total interest-bearing liabilities	879,493	9,157	4.22	735,869	6,125	3.38
Non-interest bearing liabilities:
Demand deposits	101,479			96,976
Other liabilities	8,193			5,019
Total liabilities	989,165			837,864
Stockholders' equity	68,559			57,177

Total liabilites & stockholders equity	$1,057,724			$895,041

Net interest income/interest rate spread		$9,991	3.58%		$8,972	3.83%
Net earning assets/net yield on average
interest earning assets	$108,070		4.04%	$101,230		4.25%

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at March 31, 2007 was strong due to the high levels of federal funds sold and unused lines of credit available from correspondent banks. In addition to these sources of liquidity, additional borrowing potential from the Federal Home Loan Bank at March 31, 2007 was $180,206.

On March 31, 2007 total loan commitments outstanding were $217,253, of which $119,053 represented available lines on funded loans, and $10,092 represented letters of credit. At December 31, 2006 these commitments totaled $200,343 with available lines of $127,035 and letters of credit of $8,080.

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

Recent Regulatory and Accounting Developments

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.” This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management has determined that the adoption of this Statement does not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative effect adjustment to retained earnings. Management has determined that the adoption of this Statement does not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. Management has not completed its evaluation of the impact of the adoption of this Statement on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has determined that the adoption of this Statement does not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. Management has not completed its evaluation of the impact of the adoption of EITF 06-4 on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. Management has determined that the adoption of this Statement does not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Management has not completed its evaluation of the impact of this Statement on the Company’s consolidated financial position or results of operations.

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest earning assets. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis. The last simulation model was prepared as of February 28, 2007 and was modeled on a 100 and 200 basis point downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of February 28, 2007 and November 30, 2006.

(in thousands)
Change In Interest Rates In Basis Points	As of February 28, 2007 Potential Change In Net Interest Income		As of November 30, 2006 Potential Change In Net Interest Income
(Rate Shock)	$ Change	% Change	$ Change	% Change
Up 200 basis points	(101)	(.22)	1,617	3.46
Up 100 basis points	1,558	3.38	1,014	2.17
Static	-	-	-	-
Down 100 basis points	(304)	(.66)	(641)	(1.37)
Down 200 basis points	340.74		(1,735)	(3.71)

Item 4.-Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

May 9, 2007

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and
Chief Financial Officer