Form 10-Q
period 2007-06-30
SMITHTOWN BANCORP INC
filed 2007-08-08
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer __ Accelerated filer X  Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes___ No_X__

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock ($.01 Par Value) Outstanding as of August 8, 2007
9,800,633

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006

Unaudited Consolidated Statements of Income for the Three Months Ended June 30, 2007 and 2006

Unaudited Consolidated Statements of Income for the Six Months Ended June 30, 2007 and 2006

Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Six Months Ended June 30, 2007 and 2006

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II - OTHER INFORMATION

Item 1. Legal Proceedings - None

 Risk Factors - No change in factors as reported in Registrant’s Annual Report on Form 10-K

Item 2. Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				Number
			Total Number of	(or Approximate
			Shares(or Units)	Dollar Value) of
	Total		Purchased as	Shares(or Units)
	Number	Average	Part of Publicly	That May Yet Be
	of Shares	Price	Announced	Purchased Under
	(or Units)	Paid Per	Plans	the Plans
Period	Purchased	Share(or Unit)	or Programs	or Programs
April 1, 2007 - April 30, 2007	0	0	0	874,163
May 1, 2007 - May 31, 2007	0	0	0	874,163
June 1, 2007 - June 30, 2007	0	0	0	874,163
Total	0	0	0	874,163

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - April 19,2007
Election of three directors
Vote upon a proposal to approve Bank of Smithtown Bankwide Annual Cash Incentive Plan
Vote upon a proposal to adopt a new equity compensation plan for directors and employees of Bank of Smithtown

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

Other Events - Filed April 25, 2007
Incorporated by Reference
Results of Operation and Financial Condition - Filed April 30, 2007
Incorporated by Reference
Other Events - Filed May 23, 2007
Incorporated by Reference
Other Events - Filed May 25, 2007
Incorporated by Reference
Other Events - Filed June 28, 2007
Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of
	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$12,738	$27,384
Federal funds sold	8,951	236
Total cash and cash equivalents	21,689	27,620
Investment securities:
Available for sale:
Obligations of U.S. government agencies	60,764	84,713
Mortgage - backed securities	2,341	2,972
Obligations of state and political subdivisions	7,075	8,943
Other securities	7,084	3,968
Total securities available for sale	77,264	100,596
Held to maturity:
Mortgage-backed securities	22	41
Obligations of state and political subdivisions	203	374
Total securities held to maturity (estimated fair value
$226 in 2007 and $418 in 2006)	225	415
Total investment securities	77,489	101,011
Restricted securities	2,910	4,249
Loans	919,944	849,258
Less: allowance for loan losses	7,698	7,051
Loans, net	912,246	842,207
Bank premises and equipment	21,703	20,598
Other assets
Cash value of bank-owned life insurance	18,574	18,195
Goodwill	2,077	2,077
Intangible assets	1,351	1,591
Other real estate owned	6,972	6,972
Due from broker	-	9,225
Other	18,051	14,479
Total other assets	47,025	52,539
Total assets	$1,083,062	$1,048,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$101,984	$102,608
Money market	352,598	264,876
NOW	38,051	42,003
Savings	53,856	50,190
Time	397,124	432,640
Total deposits	943,613	892,317
Dividends payable	392	355
Other borrowings	38,605	59,580
Subordinated debt	18,217	18,217
Other liabilities	8,764	10,948
Total liabilities	1,009,591	981,417
Stockholders' equity
Common stock - $.01 par value (20,000,000 shares authorized at June 30, 2007 and December 31, 2006; 11,852,497 shares issued, 9,800,633 shares outstanding at June 30, 2007; 11,826,012 shares issued, 9,774,148 shares outstanding at December 31, 2006)	119	108
Additional paid in capital	4,345	4,046
Retained earnings	79,352	73,046
Accumulated other comprehensive loss	(283)	(331)
	83,533	76,869
Treasury stock (2,051,864 shares at cost)	(10,062)	(10,062)
Total stockholders' equity	73,471	66,807
Total liabilities and stockholders' equity	$1,083,062	$1,048,224
See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except share and per share data)
	For the Three Months Ended June 30,
	2007	2006
Interest income
Loans	$18,380	$15,210
Federal funds sold	198	69
Investment securities:
Taxable:
Obligations of U.S. treasury	-	62
Obligations of U.S. government agencies	744	1,082
Mortgage - backed securities	33	45
Other securities	88	22
Subtotal	865	1,211
Exempt from federal income taxes:
Obligations of state & political subdivisions	71	118
Other interest income	53	58
Total interest income	19,567	16,666

Interest expense
Money market accounts (including savings)	3,923	2,165
Time deposits of $100,000 or more	1,864	2,167
Other time deposits	2,781	1,721
Other borrowings	409	677
Subordinated debt	344	338
Total interest expense	9,321	7,068

Net interest income	10,246	9,598
Provision for loan losses	300	500
Net interest income after provision for loan losses	9,946	9,098

Noninterest income
Trust and investment services	237	141
Service charges on deposit accounts	468	472
Revenues from insurance agency	884	943
Increase in cash value of bank owned life insurance	189	161
Other	432	594
Total noninterest income	2,210	2,311

Noninterest expense
Salaries	2,977	2,797
Pension and other employee benefits	736	605
Net occupancy expense of bank premises	1,013	858
Furniture and equipment expense	672	495
Amortization of intangible assets	120	137
Other	1,099	1,150
Total noninterest expense	6,617	6,042

Income before income taxes	5,539	5,367
Provision for income taxes	1,863	1,822
Net income	$3,676	$3,545

Basic earnings per share	$0.38	$0.36
Diluted earnings per share	$0.38	$0.36

Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	9,768,794	9,753,581
Weighted average common equivalent shares	9,771,572	9,756,486
Comprehensive income	$3,566	$3,241
See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except share and per share data)
	For the Six Months Ended June 30,
	2007	2006
Interest income
Loans	$36,093	$28,923
Federal funds sold	509	222
Investment securities:
Taxable:
Obligations of U.S. treasury	-	123
Obligations of U.S. government agencies	1,603	1,935
Mortgage - backed securities	70	103
Other securities	136	44
Subtotal	1,809	2,205
Exempt from federal income taxes:
Obligations of state & political subdivisions	150	243
Other	112	105
Total interest income	38,673	31,698

Interest expense
Money market accounts (including savings)	7,458	4,045
Time deposits of $100,000 or more	3,823	3,428
Other time deposits	5,716	3,779
Other borrowings	793	1,393
Subordinated debt	688	548
Total interest expense	18,478	13,193

Net interest income	20,195	18,505
Provision for loan losses	700	1,100
Net interest income after provision for loan losses	19,495	17,405

Noninterest income
Trust and investment services	396	353
Service charges on deposit accounts	895	975
Revenues from insurance agency	1,787	1,964
Net gain (loss) on sales of investment securities	-	(11)
Increase in cash value of bank owned life insurance	419	318
Other	939	1,096
Total noninterest income	4,436	4,695

Noninterest expense
Salaries	5,969	5,447
Pension and other employee benefits	1,476	1,239
Net occupancy expense of bank premises	2,033	1,731
Furniture and equipment expense	1,317	1,033
Amortization of intangible assets	240	383
Other	2,227	2,192
Total noninterest expense	13,262	12,025

Income before income taxes	10,669	10,075
Provision for income taxes	3,614	3,452
Net income	$7,055	$6,623

Basic earnings per share	$0.73	$0.68
Diluted earnings per share	$0.73	$0.68
Cash dividends declared	$0.08	$0.08
Weighted average common shares outstanding	9,767,779	9,752,992
Weighted average common equivalent shares	9,770,758	9,754,879
Comprehensive income	$7,103	$6,224
See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares outstanding)

	Common Stock		Additional			Other Accumulated		Total
	Shares		Paid In	Retained	Treasury	Comprehensive	Unearned	Stockholders’
	Outstanding	Amount	Capital	Earnings	Stock	Income (Loss)	Stock Awards	Equity

Balance at 12/31/2005	9,774,148	$108	$4,372	$62,124	$(10,062)	$(601)	$(91)	$55,850
Comprehensive income:
Net income				6,623				6,623
Other comprehensive loss , net of tax						(399)		(399)
Total comprehensive income								6,224
Cash dividends declared				(710)				(710)
Transfer due to the
adoption of SFAS 123R			(91)				91	-
Stock awards vested			36					36
Stock awards granted	16,088		(323)		323			-
Treasury stock purchases	(16,088)				(323)			(323)
Balance at 6/30/2006	9,774,148	$108	$3,994	$68,037	$(10,062)	$(1,000)	$-	$61,077

Balance at 12/31/2006	9,774,148	$108	$4,046	$73,046	$(10,062)	$(331)	$-	$66,807
Comprehensive income:
Net income				7,055				7,055
Other comprehensive income, net of tax						48		48
Total comprehensive income								7,103
Adjust capital stock for shares outstanding		11	(11)					-
Cash dividends declared				(749)				(749)
Issuance of shares for employee stock ownership plan	9,325		225					225
Stock awards vested			85					85
Stock awards granted	17,160							-
Balance at 6/30/2007	9,800,633	$119	$4,345	$79,352	$(10,062)	$(283)	$-	$73,471

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)	For the Six Months
(in thousands)	Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$7,055	$6,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,238	453
Provision for loan losses	700	1,100
Net loss on sale of investment securities	-	11
Net increase (decrease) in other liabilities	(2,982)	318
Net (increase) decrease in other assets	(1,529)	389
Net increase in deferred taxes	(938)	(486)
Amortization of unearned stock awards	84	36
Increase in cash surrender value of bank-owned life insurance policies	(419)	(318)
Amortization of investment security premiums and accretion of discounts, net	(10)	(36)
Amortization of intangible assets	240	383

Cash provided by operating activities	3,439	8,473

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	643	4,218
Proceeds from calls, repayments and maturities of held to maturity	-	27
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	41,169	17,062
Proceeds from calls, repayments and maturities of held to maturity	190	703
Purchase of investment securities:
Available for sale	(9,164)	(25,012)
Purchases of restricted securities	(3,644)	(2,220)
Redemptions of restricted securities	4,983	4,149
Loans made to customers, net	(70,687)	(90,006)
Purchases of premises and equipment	(2,469)	(922)

Cash used in investing activities	(38,979)	(92,001)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	86,812	40,770
Net increase (decrease) in time deposits	(35,516)	90,539
Cash dividends paid	(712)	(711)
Maturities of Federal Home Loan Bank term advances	(25,000)	(45,949)
Net increase in overnight borrowings	4,025	-
Proceeds from subordinated debt issue	-	7,000
Purchase of treasury stock	-	(323)

Cash provided by financing activities	29,609	91,326

Net increase (decrease) in cash and cash equivalents	(5,931)	7,798
Cash and cash equivalents, beginning of period	27,620	13,467

Cash and cash equivalents, end of period	$21,689	$21,265

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$18,594	$12,309
Income taxes	6,529	3,705
Noncash financing activities
Proceeds from issuance of common stock	$225	$-
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

	Three Months Ended
	June 30,	June 30,
	2007	2006
Computation of per share income
(in thousands, except share and per share data)

Net income	$3,676	$3,545

Common equivalent shares:

Weighted average common shares outstanding*	9,768,794	9,753,581
Weighted average common equivalent shares*	2,778	2,905
Weighted average common and common equivalent shares*	9,771,572	9,756,486
Basic earnings per share	$0.38	$0.36
Diluted earnings per share	$0.38	$0.36

	Six Months Ended
	June 30,	June 30,
	2007	2006
Computation of per share income
(in thousands, except share and per share data)

Net income	$7,055	$6,623

Common equivalent shares:

Weighted average common shares outstanding*	9,767,779	9,752,992
Weighted average common equivalent shares*	2,979	1,887
Weighted average common and common equivalent shares*	9,770,758	9,754,879
Basic earnings per share	$0.73	$0.68
Diluted earnings per share	$0.73	$0.68

*Weighted average common shares outstanding and weighted average common equivalent shares have been restated for June 30, 2006 based upon the 10:1 stock split in the form of a 10% stock dividend declared by the Company’s Board of Directors on February 27, 2007. The stock dividend was payable on April 2, 2007 to all shareholders of record as of March 16, 2007.

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

The Board of Directors elected to issue 17,160 shares under the Predecessor Plan for the 2007 plan year, and to purchase 16,087 and 7,590 shares of stock for the 2006 and 2005 plan years, respectively. Shares issued in 2007 have been adjusted for the 10% stock dividend. Shares issued in 2005 and 2006 have been adjusted for the three for two stock split declared on May 5, 2006 and the 10% stock dividend declared February 27, 2007. Shares were issued during 2007 at a price of $24.13 and purchased during 2006 and 2005 at an average price of $20.07 and $14.95, respectively. For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the 2007 Stock Compensation Plan and the Predecessor Plan over the vesting period based on the fair market value of the shares on the date they are awarded. During the second quarter of 2007, 2,042 shares became vested for accounting purposes. The vesting period is generally five years with 20% vesting annually on the anniversary date. For the quarter ended June 30, 2007 and 2006, the Company recognized approximately $43 and $12 of compensation expense. The income tax benefits resulting from this expense were $15 and $4, respectively.

As of June 30, 2007 and 2006, there was approximately $655 and $378 of unrecognized compensation costs related to nonvested plan shares. The costs for 2007 and 2006 are expected to be recognized over a period of 4.50 and 3.50 years, respectively.

A summary of the status of the Company’s nonvested plan shares as of June 30, 2007 and 2006 and changes during each quarter ended is as follows:

For the Three Months Ended June 30, 2007		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	32,542	$21.45
Granted	-	-
Vested	(2,042)	20.82
Nonvested at end of period	30,500	$21.49

For the Three Months Ended June 30, 2006		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	14,705	$16.73
Granted	6,600	23.25
Vested	(1,513)	19.49
Nonvested at end of period	19,792	$18.70

Note 4 - Employee Benefits

During 2007, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three and six month comparative periods were:

	For the Three Months Ended
	June 30,
	2007	2006
401(K) Defined Contribution Plan	$52	$50
Employee Stock Ownership Plan	56	50

	For the Six Months Ended
	June 30,
	2007	2006
401(K) Defined Contribution Plan	$110	$104
Employee Stock Ownership Plan	113	101

It is expected that the Bank’s costs for these two plans for the twelve months ending December 31, 2007 will be approximately $220 and $225, respectively. The Bank also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The following table details the interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the comparable three and six month periods.

For the Three Months Ended
		Amortization	Amortization
	Interest Cost	Cost	of Net Gain	Total Expense
June 30, 2007	$4	$8	$2	$14
June 30, 2006	4	8	2	14

For the Six Months Ended
		Amortization	Amortization
	Interest Cost	Cost	of Net Gain	Total Expense
June 30, 2007	$8	$16	$4	$28
June 30, 2006	8	16	3	27

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Incentive Retirement Plan	$77	$66	$146	$125

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period. The benefit provides post retirement life insurance up to a maximum of two and one-half times annual salary. At June 30, 2007 and 2006, the combined cash value of these insurance policies was $14,568 and $14,042. The Bank has also established a non-tax qualified Deferred Compensation Plan for certain directors and executive officers. This group defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer. This plan is partially funded by a life insurance policy with a cash value at June 30, 2007 and 2006 of $4,006 and $3,851. The Bank’s expense for this plan for the comparable three and six month periods was:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Supplemental Executive Retirement Agreement	$97	$66	$154	$125

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

Summary

Results of operations for the second quarter remain positive. Earnings continued to be driven by loan growth, as new loan originations were stronger this quarter than any other year in the Bank’s history. Deposit levels, in particular certificates of deposit, trended downward, in a controlled manner, as management sought to reduce overall interest expense. Core deposits remained stable for the quarter, but increased over the six month period by $86.8 million dollars. The large volume of federal funds sold at March 31, 2007 was reduced significantly by $38.6 million dollars as these funds were channeled into higher yielding loans and a payoff of Federal Home Loan Bank borrowings. Investment securities increased very modestly early in the quarter as yields higher than the current federal funds rate became available. As a result of this reinvestment of funds into loans, and the reduction of higher paying time deposits, the Company was able to report small margin expansion. The second quarter was one in which the Company once again invested in its future. Along with continued expenses for branch expansion and renovation, the conversion of the Bank’s core banking system took place over the Memorial Day weekend. Along with improved process and personnel efficiencies, the new software should also result in an expanded menu of product offerings and service levels. Although credit quality problems seem to be on a rise at other financial institutions, the Company’s asset quality remains positive, with minimal nonperforming loans and charge-offs.

Current economic conditions within the Company’s service areas have been conducive to the type of lending specialization provided by the Bank. Demand for short term, interim financing within the New York City area has been strong. Although Suffolk County has witnessed a leveling off of home prices, and a softening in the resale market, the demand for new houses still remains strong. Local builders who have already purchased land continue to build and sell their houses. One of the downsides to current economic conditions remains the very strong competitive pressures faced in our markets. There continues to be irrational pricing of loans, which can often attract potential borrowers as well as current customers. As a result of these competitive pressures, and the steepening of the yield curve this quarter, the Company experienced over $77 million in payoffs. With new loan originations of over $134 million during the past three months, net loan growth was reduced to $29.4 million. As for the remainder of 2007, the Company’s outlook for loan growth is optimistic. As of June 30, the “pipeline” of accepted commitments plus other unfunded loans which have already closed and letters of credit, is at its highest level of $266.7 million.

Economic conditions conducive to increased deposit collection remain extremely challenging. Competitive pressures from other commercial banks, both brick and mortar and online banks, thrifts, credit unions and non-bank institutions has fostered continued irrational pricing. The challenge remains increasing deposits only to a level that is required to fund new loans, with minimal margin compression. It is through the Company’s increasing branch network that this goal can be achieved. Offering additional channels for new account opening can also help in accomplishing this goal. The Company’s new core banking software is expected to assist in this endeavor.

The most significant results of second quarter and the year to date were as follows:
-	Linked quarter EPS growth increased from $.35 to $.38 per share, an increase of 8.57%
-	Year over year EPS growth increased from $.68 to $.73 per share, an increase of 7.35%
-	An increase in net income for the second three months of 2007 over 2006 of 3.70%
-	An increase in net income for the first six months of 2007 over the same period in 2006 of 6.52%
-	An ROAE for the second quarter of 2007 of 20.43% as compared to 19.71% for the first quarter of 2007
-	An ROAE for the first six months of 20.08%
-	Loan growth increased by 3.31% over first quarter and 8.33% over year end 2006
-	NIM expansion of 7 basis points

Comparison of Financial Position at June 30, 2007 and December 30, 2006

The structure of the Bank’s balance sheet remained relatively stable over the first six months of 2007. The largest segment of the Company’s interest earning assets remains its loan portfolio, which represented 84.94% of total assets at June 30 as compared to 81.02% at December 31. Growth during the first six months of 2007 was concentrated in the construction portfolio with over $41.8 million of net loan growth experienced. The composition of the loan portfolio at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007		December 31, 2006
Real estate loans
Construction	$261,416	28.35%	$219,641	25.80%
Residential	193,521	20.98	191,550	22.50
Commercial	416,970	45.22	391,758	46.02
Agricultural Commercial and industrial	695 45,184	.08 4.89	1,695 43,775	0.20 5.15
Consumer	3,791.42		2,471	0.29
Other loans	553.06		367	0.04
Total loans Less:	922,130	100.00%	851,257	100.00%
Deferred fees	2,186		1,999
Allowance for loan losses	7,698		7,051
Loans, net	$912,246		$842,207

As can be seen from the above table, the segmentation of the loan portfolio remained relatively stable during the first half year of 2007. The Company’s primary lending focus remains commercial real estate and construction and land loans. During the first and second quarter of 2007, deposits served as the primary funding vehicle for these new loans. Currently the Company’s loan to deposit ratio is a strong 97.49% as compared to 95.17% at December 31. The largest increase in volume within the loan portfolio during the six month period ended June 30, 2007 was in construction loans, most of which are on properties located in New York City and Suffolk County. A majority of these construction loans tend to be of short duration. The increase in commercial real estate loans was attributable to loans for varied purposes including mixed use (commercial and residential), retail, professional and medical facilities. These loans were collateralized by properties located in Manhattan, Brooklyn, Queens, Nassau and Suffolk. Asset quality remains strong. Nonperforming loans continue at very low levels, and totaled $451.8 thousand at June 30, 2007 which represent less than .05% of total loans. Loans past due 30 through 89 days totaled $7.8 thousand at June 30, 2007. Non-accrual loans at June 30, 2007 totaled $436.6. One commercial loan totaling $346.4 thousand represents the majority of this category and the Company’s net exposure on this loan totals $109.2 thousand. During the fourth quarter of 2006, one loan for $7.2 million on property located on Madison Avenue in New York City was transferred into Other Real Estate Owned. The loan was written down to its appraised value of $8.0 million, less all expected selling expenses totalling $1.03 million. This $6.9 million property remains in Other Real Estate Owned at June 30, 2007. Management expects no further loss to be incurred on this property and has received multiple offers for the property, but no contract has been entered into yet. The allowance for loan loss account increased from December 31, 2006 to June 30, 2007 by $647, largely a result of the provision for loan losses of $700, and net charge-offs of $53. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At June 30, 2007 and December 31, 2006, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .84% and .83%, respectively. This level of reserves is adequate due to the quality of the portfolio and is within the range of peer group banks. The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio. Management has also set up a reserve for unfunded loan commitments and the balance in this account at June 30, 2007 and December 31, 2006 was $182 and $122. This amount is reflected in other liabilities on the balance sheet.

The next largest category of interest earning assets is the Company’s investment portfolio. The composition of the portfolio at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Securities available for sale
Obligations of U.S. government agencies	$60,764	$84,713
Mortgage-backed securities	2,341	2,972
Obligations of state and political subdivisions	7,075	8,943
Other securities	7,084	3,968
Total securities available for sale	$77,264	$100,596

Securities held to maturity
Mortgage-backed securities	$22	$41
Obligations of state and political subdivisions	203	374
Total securities held to maturity	$225	$415

Total investment securities	$77,489	$101,011

Investment securities decreased by 23.29% from December 31, 2006 to June 30, 2007. As securities matured or were called, most of the proceeds were channeled into higher yielding loans or were used to pay off Federal Home Loan Bank advances. During the six month period, $13.1 million of U.S. government agency securities were called. Maturing during this same period were $6.9 million of municipal securities and $12.0 million of U.S. government agency securities. Few opportunities existed for reinvestment of these funds into securities with yields higher than the federal funds rate. During the period, $9.0 million was reinvested into a $5.0 million agency security and the remaining $4.0 million into other debt instruments. The current yield on the investment portfolio is 4.88% as compared to 4.59% at yearend 2006. Unrealized losses on available for sale securities as of June 30, 2007 and December 31, 2006 was $257.5 and $305.8. These unrealized losses have not been recognized into income because the bonds are of high credit quality and management currently has the intent and ability to hold them for the foreseeable future. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Bank premises and equipment increased by 5.36% from December 31, 2006 to June 30, 2007, as the Coram office was opened, the renovations of two existing branch offices were substantially completed and the new computer hardware purchases were completed. Other assets decreased by 11.73%, the net result of the January 2nd decrease of $9.2 million in settlement of matured investment securities, as well as the increase due to the purchase of computer software and hardware for the new core banking system.

On the liability side of the balance sheet, total deposits increased by 5.75% from December 31, 2006 to June 30, 2007. The composition of deposits was as follows:

	June 30, 2007	December 31, 2006
Demand (non interest bearing)	$101,984	$102,608
Money market	352,598	264,876
NOW	38,051	42,003
Savings	53,856	50,190
Time	397,124	432,640
Total deposits	$943,613	$892,317

The largest increase in deposits for the six month period of 2007 was in money market accounts, which grew by 33.12%, a combination of 32.75% growth during the first quarter and .27% growth during the second quarter. The Bank continued to pay a competitive rate of interest on the Elite money market product, which pays a high rate of interest for deposits over $25 thousand. Although the rate paid on this Elite product is very competitive, it remains below the cost for Federal Home Loan bank overnight borrowings. During the first and second quarters of 2007, time deposits decreased in total by 8.21%. Customer preferences this year have been for short term, liquid accounts. During the first and second quarters, time deposits actually decreased from $432.6 million at December 31, 2006 to $408.8 million to $397.1 million, respectively. It was the intention of management to reduce interest expense, and therefore certain new certificates of deposit were priced slightly lower than the competition. Although the Company experienced an outflow of some of these funds, there was also a migration into lower paying money market accounts. If funding is not required for loan originations, increasing deposits at competitive prices just for growth purposes can be unprofitable. By allowing an outflow of some of these high priced time deposits in conjunction with migration into lower paying accounts, the Company was able to increase net interest income and margin, the primary drivers of earnings. Savings balances increased by 7.30% during the first half year of 2007, due in large part to the Premium savings account that provides tiered interest rates tied to incremental balance levels. Demand deposits declined by a slight .61% over the six month period. During the first quarter, these balances actually increased marginally by .48%, but second quarter evidenced a decline in demand deposits of 1.08%.

Other borrowings decreased from $59.6 million at year end 2006 to $35.0 million at March 31, 2007, and then increased slightly to $38.6 million at June 30, 2007. Over the six month period, advances from the Federal Home Loan Bank totalling $25.0 million were repaid, of which $20.0 million were paid during the first quarter and $5.0 million during the second quarter. The remaining borrowings represent overnight lines of credit obtained from the Federal Home Loan Bank for temporary funding needs. At June 30, 2007, six advances totaling $30.0 million remain outstanding with a weighted avergage rate of 3.96% and weighted average maturity of 17 months. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement as well as various securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

Stockholders’ equity increased from $66.8 million at December 31, 2006 to $73.5 million at June 30, 2007, an increase of 9.98%, primarily the result of retained net income. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of June 30, 2007, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of June 30, 2007, the Company’s capital ratios were 10.62%, 9.75% and 8.26%, well above these minimum guidelines.

The Company had quarterly and year to date returns on average equity of 20.43% and 20.08% and quarterly and year to date returns on average assets of 1.38% and 1.33% at June 30, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net income for the three months ended June 30, 2007 and 2006 was $3,676 and $3,545, an increase of 3.70% and is due primarily to the corresponding 12.50% increase in net interest income. This increase in net interest income is due in large part to an increase in average balance of $137.6 million and a corresponding 20.84% increase in interest on loans. Loan yields climbed from 7.96% during the second quarter of 2006 to 8.15% during the second quarter of 2007. Secondly, the increased net interest income is a result of the increased interest earned on federal funds sold. This higher income was due to an average balance of $14,971 during second quarter 2007 as compared to $5,484 during the comparable period in 2006. The high volume of federal funds sold during 2007 took place early in the second quarter as deposit levels exceeded loan funding needs. As higher paying deposit balances flowed out of the Bank during the second and third month of the quarter, and new loan originations increased, the high level of federal funds sold was significantly reduced and channeled into these new loans. The average balance of the Company’s investment portfolio decreased from $119.8 million to $78.9 million from June 30, 2006 to June 30, 2007, thereby causing a decrease in interest income on the portfolio of 29.57%. Interest expense increased by 31.88% for the second quarter of 2007 as compared to the second quarter of 2006. The greatest increase in interest expense was on money market accounts. Average balances on these deposits increased by $95 million since June 2006. The average rate paid for these funds has also increased significantly from 3.26% for the second quarter of 2006 to 4.23% for the same period in 2007, still a relatively low cost form of funding. The next largest category of increased interest expense was for time deposits. These deposits increased in average balance by $24.6 million and in average rate by fifty one basis points to 4.74% for the second quarter of 2007 as compared to the same period in 2006. Although these additional time deposits have increased the Bank’s cost of funds, the cost still remains well below a comparable term Federal Home Loan Bank borrowing. An additional factor causing the difference in interest expense for the second quarter of 2007 as compared to 2006 is the cost of borrowings. During the three month period in 2006, the average balance of borrowings including advances from the Federal Home Loan Bank and overnight lines of credit was $67.2 million as compared to $38.9 million during 2007. The average rate paid for these borrowings was 4.04% in 2006 as compared to 4.21% in the same three month period in 2007. The interest expense for the Company’s subordinated debt also increased marginally during 2007 resulting from a slightly higher rate paid. The Company’s net interest margin for the three month period ending June 30, 2007 and 2006 was 4.11% and 4.31%, respectively, a decrease of twenty basis points or 4.64%.

Noninterest income decreased by a slight 4.37% for the comparable periods in 2007 and 2006. This reduction in noninterest income is the result of various factors, primarily the reduced level of fee income received from the Company’s short term land and construction loans. Also contributing to the reduced noninterest income was the lower level of fee income received from money counting services provided to various business customers, a lower level of fee income generated from debit card transactions and a lower level of income received from the vendor providing Bank check reconcilement services. Finally, this decreased level of noninterest income also resulted from a 6.26% reduction in revenues received from Bank of Smithtown Insurance Agents and Brokers, Inc., although this seasonal decline is expected to resume to its 2006 level throughout the remainder of 2007. Income from the Company’s trust and investment services division increased by 68.09% this quarter over the comparable period in 2006 due to the fees received from the final settlement of various estate accounts for which the trust division serves as a fiduciary, the increased market value of trust customer portfolios, and the increased fee income generated by the Company’s investment subsidiary, Bank of Smithtown Financial Services, Inc.. Noninterest expense increased by 9.52% during the current three month period over the same period last year due in large part to the occupancy, furniture and equipment expenses and overhead expenses related to the increased number of branch offices. The other major contributor to increased noninterest expenses are those costs related to the core banking software and hardware conversion that occurred during May 2007. These expenses have and will continue to add approximately $33 thousand per month to the Company’s total expenses. Savings to personnel and process efficiencies, as well as hard dollar savings to stationery and ATM transaction processing have already begun to accrue to bottom line. Investments in branch expansion and technology made to the Company’s future today add immediate and long term value for our shareholders and customers. Finally, although tax dollars accrued have increased for the three month period in 2007 as compared to the same period in 2006, the combined effective tax rate of the Company has actually been marginally reduced and remains under 34% due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Corp. as well as the Company’s holdings of bank owned life insurance and tax-exempt municipal securities.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Net income for the six months ended June 30, 2007 and 2006 was $7.1 million and $6.6 million, an increase of 6.52%. This increase was a result of the higher average balance of interest earning assets held during 2007 over 2006 and the higher average rate of interest earned on these assets. This increase of $127.2 million in average volume and 6.39% in average rate resulted in $7.0 million of increased interest income on these assets. Two major components of interest income, loans and federal funds sold, both grew during 2007 over 2006, and as a result of the increased rate environment, their respective interest rates also increased. As new deposits were collected during 2007, these funds were first used to fund new loan originations, and subsequently to reduce the level of borrowings outstanding. The average balance of interest bearing liabilities also increased during the six month period in 2007 over the comparable period in 2006. The result of this increased average volume of $123.8 million and increased average rate of 20.23% caused an increase in interest expense of $4,733. This increase in interest expense was a natural derivative of remaining competitive on the rates paid for deposit products. Net interest income for the comparable six month periods grew by $1.7 million, on a tax equivalent basis. The Company’s net interest margin for the six month period of 2007 was 4.07% as compared to 4.28% for the comparable period in 2006.

The level of noninterest income decreased by 5.52% during the six month period of 2007 over the same period in 2006. This decrease was largely the result of a lower level of short term fee income generated from the origination of land and contruction lending, lower income earned by the Bank’s insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., and less income generated from commercial cash counting services offered at various branch offices. Noninterest expense increased 10.29% during 2007 over 2006, and this increase was primarily due to additional depreciation expenses related to the construction of new branch offices, the computer, furniture and other office equipment required for these offices, as well as the cost for the new core banking system. Earnings per share for the six month period in 2007 was $.73 as compared to $.68 in 2006, an increase of 7.35%.

The following table details certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for the periods indicated. Interest income on investment securities is shown on a tax-equivalent basis. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields. Non accrual loans are included in average loan balances. Interest income on these loans has not been recorded and therefore is not included.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS
	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$74,942	$1,809	4.83%	$101,784	$2,205	4.33%
Nontaxable	8,648	229	5.31	13,411	368	5.49
Total investment securities	83,590	2,038	4.88	115,195	2,573	4.47

Total loans	887,042	36,093	8.16	736,672	28,923	7.85
Federal funds sold	19,416	509	5.21	9,584	222	4.63
Other interest-earning assets	3,083	112	7.35	4,468	105	4.74
Total interest-earning assets	993,131	38,752	7.82	865,919	31,823	7.35
Noninterest-earning assets	89,931			57,777

Total assets	$1,083,062			$923,696

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$89,817	$552	1.23%	$79,242	$211	0.54%
Money market	331,275	6,906	4.20	245,608	3,834	3.15
Time deposits	405,260	9,539	4.75	350,719	7,207	4.14
Total interest-bearing deposits	826,352	16,997	4.15	675,569	11,252	3.36

Other borrowings	38,480	793	4.15	69,333	1,393	4.05
Subordinated debt	18,000	688	7.60	14,094	548	7.73
Total interest-bearing liabilities	882,832	18,478	4.22	758,996	13,193	3.51
Non-interest bearing liabilities:
Demand deposits	102,771			99,863
Other liabilities	28,900			6,348
Total liabilities				865,207
Stockholders' equity	68,559			58,489

Total liabilites & stockholders' equity	$1,083,062			$923,696

Net interest income/interest rate spread		$20,274	3.60%		$18,630	3.84%
Net earning assets/net yield on average
interest - earning assets	$110,299		4.07%	$106,293		4.28%

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability, if necessary, and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at June 30, 2007 was strong due to the high levels of unused lines of credit from correspondent banks and the Federal Home Loan Bank. Borrowing potential from the Federal Home Loan Bank at June 30, 2007 was $185,240.

On June 30, 2007 total loan commitments outstanding were $266.7 million, of which $129.0 million represented available lines on funded loans, $126.1 million represented available lines on unfunded loans, and $11.6 million represented letters of credit. At June 30, 2006 these commitments totaled $234.1 million with available lines of $224.7 million and letters of credit totalling $9.4 million.

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

Recent Regulatory and Accounting Developments

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.” This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management has determined that the adoption of this Statement does not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

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

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest - earning assets. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis.

The following reflects the Company’s income sensitivity analysis over a one year time frame as of June 30, 2007 and February 28, 2007. This simulation modeling is done on a quarterly basis. A parallel and pro rata shift in rates over a twenty four month period was assumed. Due to the computer conversion that was performed over the last weekend in May 2007, the simulation model was prepared as of June 30, 2007 rather than May 2007.

(in thousands)

Change In Interest Rates	As of June 30, 2007		As of February 28, 2007
In Basis Points	Potential Change In Net		Potential Change In Net
(Rate Shock)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
Up 200 basis points	812	1.63	(101)	(0.22)
Up 100 basis points	(58)	(0.12)	1,558	3.38
Static	-	-	-	-
Down 100 basis points	(681)	(1.37)	(304)	(0.66)
Down 200 basis points	(404)	(0.81)	340	0.74

Item 4.-Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

August 8, 2007

/s/ Bradley E. Rock Bradley E. Rock, Chairman, President and Chief Executive Officer

/s/ Anita M. Florek Anita M. Florek, Executive Vice President and Chief Financial Officer