Form 10-Q
period 2007-09-30
SMITHTOWN BANCORP INC
filed 2007-11-08
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Shares of Common Stock ($.01 Par Value) Outstanding as of November 8, 2007
9,800,633

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	4

Unaudited Consolidated Statements of Income for the Three Months Ended September 30, 2007 and 2006	5

Unaudited Consolidated Statements of Income for the Nine Months Ended September 30, 2007 and 2006	6

Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Nine Months Ended September 30, 2007 and 2006	7

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Risk Factors - No change in factors as reported in Registrant’s Annual Report on Form 10-K

Item 2. Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share(or Unit)	Total Number of Shares(or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares(or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	0	0	0	874,163
August 1, 2007 - August 31, 2007	0	0	0	874,163
September 1, 2007 - September 30, 2007	0	0	0	874,163

Total	0	0	0	874,163

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

Results of Operation and Financial Condition - Filed July 26, 2007
Incorporated by Reference
Other Events - Filed August 29, 2007
Incorporated by Reference
Other Events - Filed September 20, 2007
Incorporated by Reference
Other Events - Filed September 21, 2007
Incorporated by Reference
Other Events - Filed October 10, 2007
Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of
	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$15,529	$27,384
Federal funds sold	502	236
Total cash and cash equivalents	16,031	27,620
Investment securities:
Available for sale:
Obligations of U.S. government agencies	44,706	84,713
Mortgage - backed securities	1,781	2,972
Obligations of state and political subdivisions	6,650	8,943
Other securities	11,553	3,968
Total securities available for sale	64,690	100,596
Held to maturity:
Mortgage-backed securities	15	41
Obligations of state and political subdivisions	202	374
Total securities held to maturity (estimated fair value
$204 in 2007 and $418 in 2006)	217	415
Total investment securities	64,907	101,011
Restricted securities	2,298	4,249
Loans	948,826	849,258
Less: allowance for loan losses	7,967	7,051
Loans, net	940,859	842,207
Bank premises and equipment	21,726	20,598
Other assets
Cash value of bank-owned life insurance	18,768	18,195
Goodwill	3,860	2,077
Intangible assets	1,533	1,591
Other real estate owned	6,972	6,972
Due from broker	-	9,225
Other	18,534	14,479
Total other assets	49,667	52,539
Total assets	$1,095,488	$1,048,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$107,492	$102,608
Money market	358,405	264,876
NOW	31,971	42,003
Savings	54,113	50,190
Time	412,615	432,640
Total deposits	964,596	892,317
Dividends payable	392	355
Other borrowings	25,000	59,580
Subordinated debt	18,217	18,217
Other liabilities	10,217	10,948
Total liabilities	1,018,422	981,417
Stockholders' equity
Common stock - $.01 par value (20,000,000 shares authorized at September 30, 2007 and December 31, 2006; 11,852,497 shares issued, 9,800,633 shares outstanding at September 30, 2007; 11,826,012 shares issued, 9,774,148 shares outstanding at December 31, 2006)	119	108
Additional paid in capital	4,387	4,046
Retained earnings	82,779	73,046
Accumulated other comprehensive loss	(157)	(331)
	87,128	76,869
Treasury stock (2,051,864 shares at cost)	(10,062)	(10,062)
Total stockholders' equity	77,066	66,807
Total liabilities and stockholders' equity	$1 ,095,488	$1,048,224

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except share and per share data)

	For the Three Months Ended September 30,
	2007	2006
Interest income
Loans	$18,861	$15,757
Federal funds sold	203	127
Investment securities:
Taxable:
Obligations of U.S. treasury	-	45
Obligations of U.S. government agencies	711	1,119
Mortgage - backed securities	29	43
Other securities	110	27
Subtotal	850	1,234
Exempt from federal income taxes:
Obligations of state & political subdivisions	72	105
Other	55	75
Total interest income	20,041	17,298

Interest expense
Money market accounts (including savings)	4,005	2,278
Time deposits of $100,000 or more	2,017	1,659
Other time deposits	2,883	2,861
Other borrowings	297	572
Subordinated debt	352	355
Total interest expense	9,554	7,725

Net interest income	10,487	9,573
Provision for loan losses	300	300
Net interest income after provision for loan losses	10,187	9,273

Noninterest income
Trust and investment services	178	121
Service charges on deposit accounts	542	448
Revenues from insurance agency	1,032	984
Net gain on sales of investment securities	34	205
Increase in cash value of bank owned life insurance	194	164
Other	479	588
Total noninterest income	2,459	2,510

Noninterest expense
Salaries	2,925	2,823
Pension and other employee benefits	715	587
Net occupancy expense of bank premises	966	907
Furniture and equipment expense	725	560
Amortization of intangible assets	119	229
Other	1,270	1,051
Total noninterest expense	6,720	6,157

Income before income taxes	5,926	5,626
Provision for income taxes	2,107	1,977
Net income	$3,819	$3,649

Basic earnings per share	$0.39	$0.37
Diluted earnings per share	$0.39	$0.37

Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	9,770,828	9,754,764
Weighted average common equivalent shares	9,773,193	9,758,014
Comprehensive income	$3,945	$4,231

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except share and per share data)

	For the Nine Months Ended September 30,
	2007	2006
Interest income
Loans	$54,954	$44,680
Federal funds sold	712	349
Investment securities:
Taxable:
Obligations of U.S. treasury	-	168
Obligations of U.S. government agencies	2,314	3,054
Mortgage - backed securities	99	146
Other securities	246	71
Subtotal	2,659	3,439
Exempt from federal income taxes:
Obligations of state & political subdivisions	222	348
Other	167	180
Total interest income	58,714	48,996

Interest expense
Money market accounts (including savings)	11,463	6,323
Time deposits of $100,000 or more	5,840	4,075
Other time deposits	8,599	7,652
Other borrowings	1,090	1,965
Subordinated debt	1,040	903
Total interest expense	28,032	20,918

Net interest income	30,682	28,078
Provision for loan losses	1,000	1,400
Net interest income after provision for loan losses	29,682	26,678

Noninterest income
Trust and investment services	574	364
Service charges on deposit accounts	1,437	1,423
Revenues from insurance agency	2,819	2,948
Net gain on sales of investment securities	34	194
Increase in cash value of bank owned life insurance	613	482
Other	1,418	1,794
Total noninterest income	6,895	7,205

Noninterest expense
Salaries	8,894	8,270
Pension and other employee benefits	2,191	1,826
Net occupancy expense of bank premises	2,999	2,638
Furniture and equipment expense	2,042	1,593
Amortization of intangible assets	359	612
Other	3,497	3,243
Total noninterest expense	19,982	18,182

Income before income taxes	16,595	15,701
Provision for income taxes	5,721	5,429
Net income	$10,874	$10,272

Basic earnings per share	$1.12	$1.05
Diluted earnings per share	$1.12	$1.05
Cash dividends declared	$0.12	$0.12
Weighted average common shares outstanding	9,768,807	9,753,585
Weighted average common equivalent shares	9,771,579	9,755,931
Comprehensive income	$11,048	$10,455

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares outstanding)

						Other
	Common Stock		Additional			Accumulated	Unearned	Total
	Shares		Paid In	Retained	Treasury	Comprehensive	Stock	Stockholders’
	Outstanding	Amount	Capital	Earnings	Stock	Income (Loss)	Awards	Equity
Balance at 12/31/2005	9,774,148	$108	$4,372	$62,124	$(10,062)	$(601)	$(91)	$55,850
Comprehensive income:
Net income				10,272				10,272
Other comprehensive income , net of tax						183		183
Total comprehensive income								10,455

Cash dividends declared				(1,066)				(1,066)
Transfer due to the
adoption of SFAS 123R			(91)				91	-
Stock awards vested			62					62
Stock awards granted	16,088		(323)		323			-
Treasury stock purchases	(16,088)				(323)			(323)
Balance at 9/30/2006	9,774,148	$108	$4,020	$71,330	$(10,062)	$(418)	$-	$64,978

Balance at 12/31/2006	9,774,148	$108	$4,046	$73,046	$(10,062)	$(331)	$-	$66,807
Comprehensive income:
Net income				10,874				10,874
Other comprehensive income, net of tax						174		174
Total comprehensive income								11,048
Adjust capital stock for shares outstanding		11	(11)					-
Cash dividends declared				(1,141)				(1,141)
Issuance of shares for employee stock ownership plan	9,325		225					225
Stock awards vested			127					127
Stock awards granted	17,160							-
Balance at 9/30/2007	9,800,633	$119	$4,387	$82,779	$(10,062)	$(157)	$-	$77,066

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$10,874	$10,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,936	1,438
Provision for loan losses	1,000	1,400
Net gain on sale of investment securities	(34)	(194)
Net increase (decrease) in other liabilities	(732)	1,505
Net increase in other assets	(3,063)	(2,514)
Net increase in deferred taxes	(1,480)	(140)
Amortization of unearned restricted stock awards	128	62
Increase in cash surrender value of officers’ life insurance policies	(613)	(482)
Amortization of investment security premiums and accretion of discounts, net	(13)	(63)
Amortization of intangible assets	359	612

Cash provided by operating activities	8,362	11,896

Cash flows from investing activities
Mortgage-backed securities:
Proceeds from calls, repayments, maturities and sales of available for sale	1,198	4,676
Proceeds from calls, repayments and maturities of held to maturity	-	38
Other securities:
Proceeds from calls, repayments, maturities and sales of available for sale	59,694	24,802
Proceeds from calls, repayments and maturities of held to maturity	198	703
Purchases of investment securities:
Available for sale	(15,172)	(29,977)
Purchases of restricted securities	(3,817)	(2,419)
Redemptions of restricted securities	5,768	4,464
Loans made to customers, net	(99,568)	(106,635)
Payment for Bank of Smithtown Insurance Agents & Brokers, Inc.	(1,554)	(1,596)
Payment for acquisition of Payne & Palmieri insurance company	(229)	-
Purchases of premises and equipment	(3,064)	(2,945)

Cash used in investing activities	(56,546)	(108,889)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	92,304	38,637
Net increase (decrease) in time deposits	(20,025)	114,078
Cash dividends paid	(1,104)	(1,066)
Maturities of Federal Home Loan Bank term advances	(30,000)	(14,000)
Net decrease in overnight borrowings	(4,580)	(38,949)
Proceeds from subordinated debt issue	-	7,000
Purchase of treasury stock	-	(323)

Cash provided by financing activities	36,595	105,377

Net increase (decrease) in cash and cash equivalents	(11,589)	8,384
Cash and cash equivalents, beginning of period	27,620	13,467

Cash and cash equivalents, end of period	$16,031	$21,851

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$28,230	$19,173
Income taxes	9,123	6,055
Noncash financing activities
Proceeds from issuance of common stock	$225	$-

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements - Unaudited
(in thousands, except share and per share data)

Note 1  - Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. (the “Company”), one wholly-owned subsidiary, Bank of  Smithtown (the “Bank”) and two other wholly owned subsidiaries, Bank of Smithtown Capital Trust I and Bank of Smithtown Capital Trust II, both of which were formed for the purpose of issuing trust preferred securities (collectively referred to as the “Company”). Since 1984, when the former shareholders of Bank of Smithtown became shareholders of Smithtown Bancorp, Inc., several additional subsidiaries have been added to the Bank. In April 2001, the Bank established a subsidiary, now known as Bank of Smithtown Financial Services, Inc. for the purpose of accepting commission payments on tax deferred annuities and mutual funds. In August 2004, the Bank acquired an insurance agency, now known as Bank of Smithtown Insurance Agents and Brokers, Inc. for the purpose of selling insurance products and services and offering financial investment services to the public. As of September 12, 2007, Bank of Smithtown Insurance Agents and Brokers, Inc. acquired the assets of Payne & Palmieri, Inc., a 40 year old independent insurance agency located in East Setauket, New York. The acquisition of this agency will expand the current insurance carrier base and customer base of Bank of Smithtown Insurance. As of February 2006, the Bank completed the formation of BOS Preferred Funding Corporation, a real estate investment trust, formed as a vehicle for capital enhancement. The corporation holds a substantial volume of the consumer and commercial real estate loans of the Bank. These three corporations are subsidiaries of the Bank and report their income on a consolidated basis using the accrual method of accounting. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management adopted FIN 48 as of December 31, 2006 and determined that the adoption of this Statement does not have a material impact on the Company’s consolidated financial position or results of operations.

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

	Three Months Ended
	September 30,	September 30,
	2007	2006
Computation of per share income
(in thousands, except share and per share data)

Net income	$3,818	$3,649

Common equivalent shares:

Weighted average common shares outstanding*	9,770,828	9,754,764
Weighted average common equivalent shares*	2,365	3,250
Weighted average common and common equivalent shares*	9,773,193	9,758,014
Basic earnings per share	$0.39	$0.37
Diluted earnings per share	$0.39	$0.37

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Computation of per share income
(in thousands, except share and per share data)

Net income	$10,874	$10,272

Common equivalent shares:

Weighted average common shares outstanding*	9,768,807	9,753,585
Weighted average common equivalent shares*	2,772	2,346
Weighted average common and common equivalent shares*	9,771,579	9,755,931
Basic earnings per share	$1.12	$1.05
Diluted earnings per share	$1.12	$1.05

*Weighted average common shares outstanding and weighted average common equivalent shares have been restated for September 30, 2006 based upon the 10:1 stock split in the form of a 10% stock dividend declared by the Company’s Board of Directors on February 27, 2007. The stock dividend was payable on April 2, 2007 to all shareholders of record as of March 16, 2007.

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

The Board of Directors elected to issue 17,160 shares under the Predecessor Plan for the 2007 plan year, and to purchase 16,087 and 7,590 shares of stock for the 2006 and 2005 plan years, respectively. Shares issued in 2007 have been adjusted for the 10% stock dividend. Shares issued in 2005 and 2006 have been adjusted for the three for two stock split declared on May 5, 2006 and the 10% stock dividend declared February 27, 2007. Shares were issued during 2007 at a price of $24.13 and purchased during 2006 and 2005 at an average price of $20.07 and $14.95, respectively. For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the 2007 Stock Compensation Plan and the Predecessor Plan over the vesting period based on the fair market value of the shares on the date they are awarded. During the third quarter of 2007, 2,042 shares became vested for accounting purposes. The vesting period is generally five years with 20% vesting annually on the anniversary date. For the quarter ended September 30, 2007 and 2006, the Company recognized approximately $43 and $26 of compensation expense. The income tax benefits resulting from this expense were $15 and $9, respectively.

As of September 30, 2007 and 2006, there was approximately $613 and $352 of unrecognized compensation costs related to nonvested plan shares. The costs for 2007 and 2006 are expected to be recognized over a period of 4.25 and 3.25 years, respectively.

A summary of the status of the Company’s nonvested plan shares as of September 30, 2007 and 2006 and changes during each quarter ended is as follows:

For the Three Months Ended September 30, 2007

		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	30,500	$21.49
Granted	0	0
Vested	(2,042)	20.82
Nonvested at end of period	28,458	$21.54

For the Three Months Ended September 30, 2006

		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	19,792	$18.70
Granted	-	-
Vested	(1,184)	18.43
Nonvested at end of period	18,608	$18.72

Note 4- Employee Benefits

During 2007, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three and nine month comparative periods were:

	For the Three Months Ended
	September 30,
	2007	2006
401(K) Defined Contribution Plan	$55	$41
Employee Stock Ownership Plan	56	50

	For the Nine Months Ended
	September 30,
	2007	2006
401(K) Defined Contribution Plan	$165	$145
Employee Stock Ownership Plan	169	151

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

For the Three Months Ended

		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
September 30, 2007	$4	$8	$2	$10
September 30, 2006	4	8	2	10

For the Nine Months Ended

		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
September 30, 2007	$12	$24	$6	$30
September 30, 2006	12	24	5	31

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Incentive Retirement Plan	$77	$66	$223	$191

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period. The benefit provides post retirement life insurance up to a maximum of two and one-half times annual salary. At September 30, 2007 and 2006, the combined cash value of these insurance policies was $14,721 and $14,169. The Bank has also established a non-tax qualified Deferred Compensation Plan for certain directors and executive officers. This group defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer. A bank owned life insurance policy was purchased to partially offset the cost for this Plan. The policy had a cash value at September 30, 2007 and 2006 of $4,047 and $3,888. The Bank’s expense for this plan for the comparable three and nine month periods was:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Supplemental Executive Retirement Agreement	$100	$66	$286	$191

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

Note 6. Acquisition of Payne & Palmieri Inc. Insurance Agency

The acquisition of the Payne & Palmieri Inc. (the “Agency”) was completed on September 12, 2007. Bank of Smithtown Insurance Agents and Brokers, Inc. purchased all of the assets of the Agency. As a result of this acquisition, the Company expects to expand its customer base to enhance fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. Operating results since the date of the acquisition are included in the consolidated financial statements. For the period ended September 30, 2007, the Agency contributed $14 of net income to the Company.

The aggregate purchase price was $549, including $250 in cash and $299 in the form of a Promissory Note to be paid in bi-monthly installments over a three year period. The purchase price resulted in approximately $222 in goodwill and $275 in customer relationship intangible. The intangible assets will be amortized over seven years, using an accelerated method. The following table details the amount of amortization to be taken for the customer and covenant intangibles over the next five years.

Customer Relationship Intangible
Year 1	$29
Year 2	70
Year 3	50
Year 4	36
Year 5	26
Total	$211

Covenant Intangible
Year 1	$1
Year 2	5
Year 3	5
Year 4	5
Year 5	5
$21

Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets will be deducted for tax purposes over 15 years using the straight line method.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.
Receivables	$25
Goodwill	222
Customer intangible	275
Covenant not to compete	27
Total assets acquired	$549

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

Summary

A summary of the Company’s financial highlights for the third quarter and year to date 2007 follow:

•	EPS growth of 5.41% over the 2006 linked quarter, and 6.67% over the linked nine month period

•	Annualized loan growth of 15.6% with total loans funded of $81,340 for the third quarter

•	Annualized deposit growth of 10.8%

•	An eight basis point increase in net interest margin for the third quarter over the second quarter of 2007 from 4.11% to 4.19%

•	An increase of four basis points in net interest margin from June 30 to September 30

•	Net charged off loans as a percentage of average loans equal to .0093%

•	An ROAA and ROAE of 1.35% and 20.15% at September 30, 2007 as compared to 1.33% and 20.08% at June 30, 2007

Results of operations for the third quarter remain positive in spite of extreme turmoil in the financial markets. Earnings continued to be driven by loan growth of 15.6% on an annualized basis, with new loan originations continuing at a strong pace. Irrational pricing by local and regional competitors continued to exacerbate the already weakened ability of most banking organizations to gather deposits at reasonable costs. But in spite of these competitive pressures, deposit levels increased, with the largest growth occurring in money market accounts. As opposed to second quarter, time deposits also increased this quarter, at rates less than comparable term borrowing rates. The large volume of federal funds sold at June 30, 2007 was reduced during the quarter by $8.4 million and along with the redemptions and sales of $12.6 million in investment securities was used to pay off a Federal Home Loan Bank advance of $5 million with the balance channeled into higher yielding loan fundings. As of August 31, 2007, the final payment was made to the owners of the former Seigerman Mulvey Insurance Agency for the 2004 acquisition. During September 2007 Bank of Smithtown Insurance Agents and Brokers, Inc. acquired the Payne & Palmieri Insurance Agency. These two transactions resulted in an additional $1.8 million in goodwill added to the Company’s balance sheet along with $300 of additional intangible assets. The Payne and Palmieri Agency has been located in East Setauket for over forty years, and writes primarily personal lines of insurance. This acquisition is expected to add to the current base of insurance carriers as well as customers of Bank of Smithtown Insurance Agency. During the third quarter there has been no change to the one property that constitutes other real estate owned. The Bank has entered into a contract of sale with a perspective purchaser of this property with an anticipated closing date prior to year end 2007. As a result of the “sub-prime” mortgage collapse and increased foreclosures as well as the slowdown in the real estate market, the third quarter has witnessed a large increase in the deterioration of credit quality and loan delinquencies at many financial institutions. The Bank has never engaged in any of these poor underwriting practices and therefore credit quality remains good. While loans past due 30-89 days for the quarter increased by $9.5 million to $17.3 million, this increase is attributable to three construction loans, of which $8 million has been brought current as of the date of this writing, and the third loan for $9 million is due to be restructured during the fourth quarter. Nonperforming loans as of September 30, 2007 aggregate to $400, down from $500 at June 30, 2007. As mentioned above, borrowings of $38.6 million at June 30 were reduced to $25 million by the end of the third quarter, with the Company finishing September in a neutral position with respect to federal funds sales. Capital increased during the quarter by $3.6 million, primarily a result of $3.8 million in net income and $400 in dividends payable.

Net income for the third quarter of 2007 increased by 3.89% over second quarter and by 4.66% over the linked quarter in 2006. Year to date net income for 2007 is 5.86% higher than for the comparable 2006 period. Although these results are not as high as the Company is accustomed to achieving, in light of the extremely challenging financial and economic conditions, the results of operations have been good. Easing by the Federal Reserve Bank during the middle of September allowed the Bank to reduce the rates paid on its variable rate deposit accounts. This factor, along with the ability of the Company to retain approximately 75% of its maturing time deposits as well as the addition of new time deposits at rates lower than comparable term borrowing rates, enabled interest expense to rise only minimally this quarter. On the asset side of the balance sheet, due to the types of loans that were funded during the quarter, the Company also experienced an increase in loan yield of eight basis points. The yield on investment securities rose by sixteen basis points during third quarter due to a $12.9 million net reduction in the portfolio. The overall yield on all interest earning assets increased by ten basis points from June 30, 2007. The combination of the marginally increased interest expense and larger increase of interest income lead to the four basis point margin expansion by quarter end.

Comparison of Financial Position at September 30, 2007 and December 31, 2006

The structure of the Company’s balance sheet remained relatively stable over the first nine months of 2007. The largest segment of the Company’s interest earning assets remains its loan portfolio, which represented 86.61% of total assets at September 30 as compared to 81.02% at December 31. Growth during the first nine months of 2007 was concentrated in the construction portfolio with over $62.5 million of net loan growth experienced. The composition of the loan portfolio at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007		December 31, 2006
Real estate loans
Construction	$282,072	29.65%	$219,641	25.80%
Residential	195,760	20.58	191,550	22.50
Commercial	427,548	44.94	391,758	46.02
Agricultural	1.00		1,695	0.20
Commercial and industrial	41,206	4.33	43,775	5.15
Consumer	3,575.38		2,471	0.29
Other loans	1,170.12		367	0.04
Total loans Less:	951,332	100.00%	851,257	100.00%
Deferred fees	2,506		1,999
Allowance for loan losses	7,967		7,051
Loans, net	$940,859		$842,207

As can be seen from the above table, the segmentation of the loan portfolio has remained relatively constant during the nine months of 2007. The Company’s primary lending focus remains commercial real estate and construction and land loans. During the nine months of 2007 as in the past, deposits served as the primary funding vehicle for new loans. Currently the Company’s loan to deposit ratio is a strong 98.37% as compared to 95.17% at December 31. The largest increase in volume within the loan portfolio during the nine month period ended September 30, 2007 was in construction loans, a majority of which are on properties located in New York City. Most of these construction loans tend to be of short duration. The increase in commercial real estate loans was attributable to loans for varied purposes including mixed use (commercial and residential), retail, professional and medical facilities. These loans were collateralized by properties located in Manhattan, Brooklyn, Queens, Nassau and Suffolk. Loan growth remains strong as real estate development in Manhattan has not experienced the slowdown that has been seen on Long Island. The results of the sub-prime mortgage market collapse and the resulting liquidity shortfalls of some of the major competitors for real estate loans in New York City, has created additional opportunities for the Company. Without reducing any underwriting standards, the Bank has been able to take advantage of these opportunities that were not available to it in the past. Asset quality remains strong, with loans in the 30-89 day past due status already experiencing significant improvements since quarter end, with additional improvements expected during the fourth quarter. Nonperforming loans continue at very low levels, and totaled $375 at September 30, 2007 which represents less than .04% of total loans. During the fourth quarter of 2006, one loan for $7.2 million on property located on Madison Avenue in New York City was transferred into Other Real Estate Owned. The loan was written down to its appraised value of $8.0 million, less all expected selling expenses totalling $1.03 million. This $6.9 million property remains in Other Real Estate Owned at September 30, 2007. The Bank has entered into a contract of sale with a perspective buyer for the property with an anticipated closing date prior to December 31, 2007. The allowance for loan loss account increased from December 31, 2006 to September 30, 2007 by $916, a result of the provision for loan losses of $1,000, and net charge-offs of $84.  Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At September 30, 2007 and December 31, 2006, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .84% and .83%, respectively. This level of reserves is adequate due to the quality of the portfolio and is within the range of peer group banks. The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio.

The next largest category of interest earning assets is the Company’s investment portfolio. The composition of the portfolio at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
Securities available for sale
Obligations of U.S. government agencies	$44,706	$84,713
Mortgage-backed securities	1,781	2,972
Obligations of state and political subdivisions	6,650	8,943
Other securities	11,553	3,968
Total securities available for sale	$64,690	$100,596

Securities held to maturity
Mortgage-backed securities	$15	41
Obligations of state and political subdivisions	202	374
Total securities held to maturity	$217	$415

Total investment securities	$64,907	$101,011

Investment securities decreased by 35.74% from December 31, 2006 to September 30, 2007. As securities matured or were called, most of the proceeds were channeled into higher yielding loans or were used to pay off Federal Home Loan Bank advances. During the nine month period, $42,135 of U.S. government agency securities were either matured or called. Maturing during this same period were $2,121 of municipal securities and $1.0 million of other debt securities. For most of the period few opportunities existed for reinvestment of these funds into securities with yields higher than the federal funds rate. During the third quarter, $6.0 million was reinvested into a $3.0 million agency security and the remaining $3.0 million into a trust preferred issue, both with yields at or over 6.0%. The current yield on the investment portfolio is 4.95% as compared to 4.59% at yearend 2006. Net unrealized gains on available for sale securities as of September 30, 2007 was $15.6 compared to net unrealized losses at December 31, 2006 of $305.8. The fair value of these securities is expected to increase as the securities approach their maturity date and/or market rates decline.

Bank premises and equipment increased by 5.48% from December 31, 2006 to September 30, 2007, as the Coram office was opened, the renovations of two existing branch offices were substantially completed, and the new computer hardware was completed. Other assets decreased by 5.47%, the net result of the January 2nd decrease of $9.2 million in settlement of matured investment securities, the increase in goodwill resulting from the final earnout payment for the Bank of Smithtown Insurance Agents and Brokers, Inc. acquisition as well as the payment for the Payne & Palmieri Agency, and the increase due to the purchase of computer software and hardware for the new core banking system.

On the liability side of the balance sheet, total deposits increased by 8.10% from December 31, 2006 to September 30, 2007. The composition of deposits was as follows:

	September 30, 2007	December 31, 2006
Demand (non interest bearing)	$107,492	$102,608
Money market	358,405	264,876
NOW	31,971	42,003
Savings	54,113	50,190
Time	412,615	432,640
Total deposits	$964,596	$892,317

The largest increase in deposits for the nine month period of 2007 was in money market accounts, which grew by 35.31%. The Bank continued to pay a competitive rate of interest on the Elite money market product, which pays a high rate of interest for deposits over $25 thousand. Although the rate paid on this Elite product is very competitive, it remains below the cost for Federal Home Loan Bank overnight borrowings. During the nine months ended September 2007, time deposits decreased in total by 4.63%. Throughout the nine month period, the Company has been able to retain approximately 75% of its maturing time deposits. Although the Company has added new customers to its base of time deposits, the outflow of 25% of the maturing certificates of deposit resulted in a net decrease in these funds. The prevalence of other financial institutions within the Company’s service area paying extremely high rates has resulted in some disintermediation. Although the Company experienced an outflow of some of these funds, there was also a migration into lower paying money market accounts. If funding is not required for loan originations, increasing deposits at competitive prices just for growth purposes is unprofitable. By allowing an outflow of some of these high priced time deposits in conjunction with migration into lower paying accounts, the Company was able to increase net interest income and margin. NOW account balances have decreased this year by 23.88%. Savings balances increased by 7.82% during the first three quarters of 2007, due in large part to the Premium savings account that provides tiered interest rates tied to incremental balance levels. Demand deposits also increased by 4.76% over the nine month period.

Other borrowings decreased from $59.6 million at year end 2006 to $30 million at March 31, 2007, then increased slightly to $38.6 million at June 30, 2007, and finally were reduced to $25 million at September 30, 2007. Over the nine month period, advances from the Federal Home Loan Bank totalling $30 million were repaid, of which $20 million were paid during the first quarter and $5 million during each of the second and third quarters. As of September 30, 2007, five advances totaling $25 million remain outstanding with a weighted average rate of 4.02% and weighted average maturity of 16.5 months. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement as well as various securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

Stockholders’ equity increased from $66.8 million at December 31, 2006 to $77.1 million at September 30, 2007, an increase of 15.36%, primarily the result of retained net income. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of September 30, 2007, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of September 30, 2007, the Company’s capital ratios were 10.54%, 9.66% and 8.30%, well above these minimum guidelines.

The Company had quarterly and year to date returns on average equity of 20.27% and 20.15% and quarterly and year to date returns on average assets of 1.41% and 1.35% at September 30, 2007.

Comparison of Operating Results for the Three Months Ended  September 30, 2007 and 2006

Net income for the three months ended September 30, 2007 and 2006 was $3.8 million and $3.6 million, an increase of 4.66% and is due primarily to the corresponding 9.55% increase in net interest income. This increase in net interest income is due in large part to an increase in the quarterly average balance of loans from $790.6 million at September 30, 2006 to $913.7 million at September 30, 2007, an increase of 15.57%, along with a corresponding 19.70% increase in interest on loans. Loan yields climbed from 7.97% during the third quarter of 2006 to 8.23% during the third quarter of 2007. The increased net interest income is also a result of the increased interest earned on federal funds sold. This higher income was due to an average balance of $15.5 million during third quarter 2007 as compared to $9.6 million during the comparable period in 2006. The average balance of the Company’s investment portfolio decreased from $118.9 million to $75.4 million from September 30, 2006 to September 30, 2007, thereby causing a decrease in interest income on the portfolio of 31.14%. Interest expense increased by 23.68% for the third quarter of 2007 as compared to the third quarter of 2006. The greatest increase in interest expense was on money market accounts. Average balances on these deposits have increased by $106.2 million or 43.2% since September 2006. As rates were reduced on these variable rate deposits during the month of September, the cost for these deposits actually has been reduced from 4.26% to 4.01% for the month. This source of funds remains a relatively low cost form of funding as compared to overnight borrowings cost. The next largest category of increased interest expense was for time deposits. These deposits increased in average balance by only $424 from third quarter 2006 to third quarter 2007, but the average rate on these funds increased by thirty six basis points to 4.78% for the third quarter of 2007. Although these additional time deposits have increased the Bank’s cost of funds, the cost still remains well below a comparable term Federal Home Loan Bank borrowing. An additional factor causing the difference in interest expense for the third quarter of 2007 as compared to 2006 is the cost of borrowings. During the three month period in 2006, the average balance of borrowings including advances from the Federal Home Loan Bank and overnight lines of credit was $57.6 million as compared to $29.4 million during 2007. The average rate paid for these borrowings was 3.95% in 2006 as compared to 4.01% in the same three month period in 2007. The interest expense for the Company’s subordinated debt decreased marginally during 2007 resulting from a slightly lower rate paid. The Company’s net interest margin for the three month period ending September 30, 2007 and 2006 was 4.19% and 4.20%, respectively, a very slight decrease of one basis point.

Noninterest income decreased by a slight $51, or 2.03% for the comparable periods in 2007 and 2006. This reduction in noninterest income is the result of various factors, primarily the reduced level of fee income received from the Company’s short term land and construction loans. Also contributing to the reduced noninterest income was the lower level of fee income received from money counting services provided to various business customers. Income from the Company’s trust and investment services division increased by $57, or 47.1% this quarter over the comparable period in 2006 due to the increased market value of trust customer portfolios, and the increased fee income generated by the Company’s investment subsidiary, Bank of Smithtown Financial Services, Inc.. Noninterest expense increased by $563, or 9.14% during the current quarter due in large part to the occupancy, furniture and equipment expenses and overhead expenses related to the increased number of branch offices, the costs for the computer conversion that took place during the second quarter of 2007, and the increased expenses related to regulatory demands resulting from the Company’s increased asset size. In regard to the core banking software conversion, savings to personnel and process efficiencies, as well as hard dollar savings to stationery and ATM transaction processing have already begun to accrue to bottom line. Investments in branch expansion and technology made to the Company’s future today add immediate and long term value for our shareholders and customers. Finally, although tax dollars accrued have increased for the three month period in 2007 as compared to the same period in 2006, the combined effective tax rate of the Company has actually been marginally reduced and remains near the 34% level due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Corp. as well as the Company’s holdings of bank owned life insurance and tax-exempt municipal securities.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Net income for the nine months ended September 30, 2007 and 2006 was $10.9 million and $10.3 million, an increase of 5.86%. This increase was a result of the higher average balance of interest earning assets held during 2007 over 2006 and the higher average rate of interest earned on these assets. This increase of $112.7 million in average volume and 6.21% in average rate resulted in $9.7 million of increased interest income on these assets. Two of the major components of interest income, loans and federal funds sold, both grew during 2007 over 2006, and as a result of the increased rate environment, their respective interest rates also increased. As new deposits were collected during 2007, these funds were first used to fund new loan originations, and subsequently to reduce the level of borrowings outstanding. The average balance of interest bearing liabilities also increased during the nine month period in 2007 over the comparable period in 2006. The result of this increase in average volume of $108.4 million and increase in average rate of 17.83% caused an increase in interest expense of $7.1 million. This increase in interest expense was a natural derivative of remaining competitive on the rates paid for deposit products. Net interest income for the comparable nine month periods grew by $2.5 million, on a tax equivalent basis. The Company’s net interest margin for the nine month period of 2007 was 4.11% as compared to 4.25% for the comparable period in 2006.

The level of noninterest income decreased by 4.30% during the nine month period of 2007 over the same period in 2006. This decrease was largely the result of a lower level of short term fee income generated from the origination of land and contruction lending, lower income earned by the Bank’s insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., and less income generated from commercial cash counting vendors with accounts at various branch offices. The decline in noninterest income also resulted from less gains on security sales during 2007. With higher market rates of interest during 2007, securities gains were not available and in general the Company holds most securities to maturity, as the primary function of the investment portfolio is liquidity and collateral for municipal deposits. Noninterest expense increased 9.9% during 2007 over 2006. This increase was primarily due to additional depreciation expenses related to the construction of new branch offices, new computer equipment as well as furniture and other office equipment required for these offices, and the new core banking hardware and software purchased early this year. Earnings per share for the nine month period in 2007 was $1.12 as compared to $1.05 in 2006, an increase of 6.67%.

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

AVERAGE  BALANCE SHEET AND YIELD ANALYSIS

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$72,681	$2,659	4.88%	$103,653	$3,439	4.42%
Nontaxable	8,157	341	5.57	12,791	528	5.50
Total investment securities	80,838	3,000	4.95	116,444	3,967	4.54

Total loans	896,022	54,954	8.18	754,853	44,680	7.89
Federal funds sold	18,103	712	5.19	9,592	349	4.80
Other interest-earning assets	2,975	167	7.51	4,327	180	5.57
Total interest-earning assets	997,938	58,833	7.87	885,216	49,176	7.41
Noninterest-earning assets	72,916			58,156

Total assets	$1,070,854			$943,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$88,965	$844	1.27%	$80,663	$396	0.66%
Money market	338,207	10,619	4.20	246,619	5,927	3.21
Time deposits	405,707	14,439	4.76	369,402	11,727	4.24
Total interest-bearing deposits	832,879	25,902	4.16	696,684	18,050	3.46

Other borrowings	35,417	1,090	4.12	65,375	1,965	4.02
Subordinated debt	18,000	1,040	7.62	15,744	903	7.56
Total interest-bearing liabilities	886,296	28,032	4.23	777,803	20,918	3.59
Non-interest bearing liabilities:
Demand deposits	104,576			100,787
Other liabilities	8,021			4,570
Total liabilities	998,893			883,160
Stockholders' equity	71,961			60,212

Total liabilites & stockholders equity	$1,070,854			$943,372

Net interest income/interest rate spread		$30,801	3.64%		$28,258	3.82%

Net earning assets/net yield on average interest earning assets	$111,642		4.11%	$107,413		4.25%

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. The Bank’s total liquidity level at September 30, 2007 was strong due to the high levels of unused lines of credit from correspondent banks and the Federal Home Loan Bank. Borrowing  potential from the Federal Home Loan Bank at September 30, 2007 was $195,707.

On September 30, 2007 total loan commitments outstanding reached a new high and were $311.2 million, of which $150.3 million represented available lines on funded loans, $148.9 million represented available lines on unfunded loans, and $12 million represented letters of credit. At September 30, 2006 these commitments totaled $260.4 million with available lines of $251.4 million and letters of credit totalling $9 million.

Impact of Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the FederalReserve Bank.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

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

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest earning assets. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis. The last simulation model was prepared as of August 31, 2007 and was modeled on a 100 and 200 basis point downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of August 31, 2007 and June 30, 2007. Due to the computer conversion that was performed over the last weekend in May 2007, the simulation model was prepared as of June 30, 2007 rather than May 31, 2007. In both instances, the Company’s change in net interest income that would result from the respective potential interest rate shocks, remains well within policy limits. As of the most recent income simulation performed in August 2007, results indicated that either an upward or downward change in market interest rates would have a minimal positive impact on the Company’s net interest income. This is due to the high percentage of variable rate lending products in the Company’s current loan portflio. All of these adjustable loans are tied to market indices, and therefore would automatically adjust upward or downward at their reset date with any shift in market interest rates. Although there are also a significant portion of adjustable rate deposits on the Company’s balance sheet, they are not tied to any predetermined index and therefore can be adjusted at a pace determined by management; more slowly in a rising rate environment and more rapdily in a declining rate environment. These factors have created a balance sheet that is only marginally effected by interest rate volatility in the markets.

(in thousands)

Change In Interest Rates In Basis Points (Rate Shock)	As of August 31, 2007 Potential Change In Net Interest Income		As of June 30, 2007 Potential Change In Net Interest Income
	$ Change	% Change	$ Change	% Change
Up 200 basis points	1,276	2.72	812	1.63
Up 100 basis points	1,247	2.65	(58)	(0.12)
Static	-	-	-	-
Down 100 basis points	810	1.72	(681)	(1.37)
Down 200 basis points	765	1.63	(404)	(0.81)

Item 4.-Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

November 8, 2007	/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and Chief Financial Officer