Form 10-K
period 2007-12-31
SMITHTOWN BANCORP INC
filed 2008-03-13
CIK 747345

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                            Number of Shares Outstanding
        Class of Common Stock                     as of March 1, 2008
------------------------------------     ---------------------------------------
           $0.01 Par Value                            9,834,477

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
nonaffiliates as of June 30, 2007 was approximately $216,951,159.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on April 24, 2008 are incorporated herein by reference into Part III.

(Amounts in thousands, except share and per share data)

                                     Part I

Item 1: Description of Business

Smithtown Bancorp, Inc. ("Registrant" or "Company") is a New York State registered bank holding company with one wholly owned bank subsidiary, Bank of Smithtown ("Bank") and two other wholly owned subsidiaries, Bank of Smithtown Capital Trust I and Bank of Smithtown Capital Trust II, both of which were formed for the purpose of issuing trust preferred securities. The Company was organized as a New York business corporation and was incorporated under the laws of New York State in 1984. At the direction of the Board of Directors, pursuant to a plan of reorganization, the former stockholders of the Bank became the stockholders of the Company. Since commencing business in 1984, the Company has functioned primarily as holder of all of the Bank's common stock. In October 1999, the Bank and Seigerman-Mulvey Co., Inc. entered into a joint venture, SMTB Financial Group, LLC, for the purpose of selling insurance products and services and offering financial investment services to employees and customers of the Bank. In April 2001, the Bank established a new corporation, Bank of Smithtown Insurance Agency, for the purpose of accepting commission payments from Essex National Securities and Essex National Insurance Agency. These commissions were generated through a program called "Investors Marketplace." The program, which was designed by a large group of community bankers, offers tax deferred annuities and mutual funds. During 2005, the Bank filed for a change of name for this subsidiary to Bank of Smithtown Financial Services, Inc.. Effective February 2006, the source of the agency's commissions is Great American Advisors. In August 2004, the Bank purchased all of the stock of Seigerman-Mulvey Co., Inc.. As a wholly-owned subsidiary of the Bank, the insurance company provides business and personal insurance products as well as financial products and services. Following the Bank's acquisition of Seigerman-Mulvey Co., Inc., SMTB Financial Group, LLC ceased operations. During 2005, the Bank also filed for a change of name for Seigerman-Mulvey Co., Inc., which is now known as Bank of Smithtown Insurance Agents and Brokers, Inc. ("Agency"). In September 2007, the Agency purchased the assets of Payne & Palmieri, a small insurance agency located in East Setauket. This acquisition will serve to both enhance revenues and provide access to additional insurance carriers not currently accessible to the Agency. In February 2006, the Bank formed an additional subsidiary, BOS Preferred Funding Corporation. This subsidiary is a real estate investment trust, formed as a vehicle for capital enhancement for the Bank, and became a holder of a substantial volume of the consumer and commercial real estate loans of the Bank.

At present, the Company does not own or lease any property and has no paid employees. The Company uses the Bank's office space and employees without separate payment. Corporate headquarters are located at 100 Motor Parkway, Hauppauge, New York 11788.

The Bank engages in a complete range of commercial and consumer banking services as well as trust services, including demand, savings and time deposits accepted from consumers, businesses and municipalities located primarily within Suffolk and Nassau Counties, Long Island, NY. These deposits, along with funds generated from operations and other borrowings are invested primarily in (1) commercial and residential mortgages, (2) construction and land loans, (3) secured and unsecured commercial loans, (4) secured and unsecured consumer loans, (5) U.S. treasury and government agency securities, (6) obligations of state and political subdivisions and (7) FNMA, FHLMC, FHLB, and GNMA mortgage-backed securities. The Bank also offers merchant credit and debit card processing, safe deposit boxes, online banking including bill pay, telephone banking, automated teller machines and individual retirement accounts. Through its financial services subsidiary, Bank of Smithtown Financial Services Inc., the Bank offers tax deferred annuities and mutual funds. Through its insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., the Bank offers a full line of commercial and personal insurance products. For the years ended December 31, 2007, 2006 and 2005, the Bank's primary source of income has been interest income received on loans, which represented 84.17%, 80.42%, and 77.50% of total revenue, respectively. As the Bank services a wide range of customers, there is no dependence upon any single customer, the loss of which would have a material adverse effect on its business.

The Bank employs a total of 198 full-time equivalent individuals on a full and part time basis, including the employees of its subsidiaries.

The Bank's primary market area extends along the north shore of Long Island, including both Nassau and Suffolk Counties, principally from Port Washington to Wading River. All of the Bank's current fifteen branch offices are located within this region, as are the majority of the consumers and businesses whom it serves. As part of the Bank's continued growth plans to serve a wider geographical customer base, six additional leases have been signed for branch locations in Greenvale, Huntington, Nesconset, , Deer Park, East Setauket, St. James, Port Jefferson and Brentwood. The first three above-mentioned branches are presently expected to open during second and third quarter 2008. Within the Bank's primary market area, the majority of businesses are considered small businesses, and lending tends to be concentrated within commercial and residential real estate, health services, technology, insurance and construction industries, as well as small professional businesses.

The Bank makes loans, mostly on Long Island and throughout the greater metropolitan area, for office and retail properties, industrial properties, storage facilities, professional offices, golf courses and other recreational facilities, parking garages and other commercial uses. Loans are also made for land acquisition and/or for the construction of residential properties and commercial properties. The Bank also makes permanent mortgage loans for single-family and multi-family housing. Of the total real estate loan portfolio of $933,989, the total mortgage and land and construction loans to businesses within the five boroughs of New York City total $367,261. Bank of Smithtown Insurance Agents and Brokers, Inc. provides insurance and financial services to a wide range of consumer and business customers, who reside primarily on Long Island and the metropolitan area, thus adding a synergy between the two businesses. Insurance products are also provided nationally by the Agency, but to a much lesser degree. Bank of Smithtown Financial Services, Inc. serves consumers located primarily within the Bank's market area.

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

The Company, the Bank and its subsidiaries report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxes. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses from the sale of available for sale securities are treated as ordinary income rather than capital gains or losses. Additionally, the Company can exclude 100% of the dividend income it receives from Bank of Smithtown as they are members of the same affiliated group. The Bank is subject to New York State Franchise Tax on Banking Corporations based on certain criteria. The Bank can exclude 60% of the dividend income received from BOS Preferred Funding from New York State taxable income as long as this subsidiary meets certain requirements. The taxation of other income is similar to federal taxable income subject to certain modifications.

Regulation and Supervision

The Bank maintains a New York State charter and as such is subject to supervision, examination and regulation by the New York State Banking
Department. The Bank requested withdrawal from its membership in the Federal Reserve System during the fourth quarter of 2006. During 2007 the Bank redeemed its Federal Reserve Bank stock and simultaneously came under the regulation, supervision and examination by the Federal Deposit Insurance Corporation ("FDIC"). Smithtown Bancorp, Inc. remains subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to the rules and regulations under the BHCA. The statutory rules and regulations enforced by the Bank's regulatory agencies relate to deposit insurance, minimum capital requirements, allowable investments, lending limits, payments of dividends and various consumer protection laws. Any change in such laws and regulations, whether by the New York State Banking Department, the Federal Reserve, the FDIC or through legislation, could have a material adverse impact on the Bank, the Company and its stockholders, and on the operations of the Bank and the Company. The Company is additionally under the supervision and regulation of the Securities and Exchange Commission ("SEC"). Access to any materials filed with the SEC is available at the SEC Public Reference Room, 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements filed by the Registrant.

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

The Bank has adopted a Code of Ethics, which applies to all directors, officers and employees. This Code is distributed to and signed by each of the above, and is maintained in the Bank's Human Resources Department. The Code contains
Whistleblower provisions adopted by the Company and its subsidiaries. Stockholders may request a copy of the Code of Ethics by contacting Smithtown Bancorp, Inc., 100 Motor Parkway, Suite 160, Hauppauge NY 11788 (631) 360-9398, Deborah McElroy, Director of Human Resources.

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

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the FDIC have observed that commercial real estate is an area in which some banks have become increasingly concentrated. These agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. As a result of a downturn in real estate markets, the Company could potentially face high delinquency rates from consumer and/or commercial customers who were not able to continue making their payments or selling their property, if necessary. As such, the Company could potentially have an increased volume of nonperforming loans, and therefore have significantly reduced profitability. As a result of their concern, the agencies issued Commercial Real Estate Guidance ("CRE guidance") in December 2006 to ensure that institutions with such concentrations maintain strong risk management practices and appropriate levels of capital. This CRE guidance does not impose any limits on the level of commercial real estate lending made by banks. The Bank has incorporated several actions in lending administration as part of its enhanced credit risk management processes, including the addition of a credit risk manager and the preparation of concentration reports for review and determination of risk ratings.

Changes in Interest Rates Could Affect Profitability

The ability to earn a profit, as is the case for most financial institutions, depends in large part on net interest income, which is the difference between interest income that the Bank earns on its interest-earning assets, such as loans and investments, and the interest expense that the Bank incurs on its interest-bearing liabilities, such as deposits and borrowings. The Bank's profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates. A sustained decrease in market interest rates could adversely affect earnings. When interest rates decline, borrowers may refinance existing loans. Funds received by the Bank as a result of these refinancings would be reinvested at lower rates. Additionally, funds received on matured investment securities may be reinvested in lower yielding instruments. These lower yielding assets could then lead to reduced profitability for the Company if interest expense did not decline proportionately. In a period of rising interest rates, the rates paid on interest-bearing deposits could rise more rapidly than the rates earned on interest-earning assets. This increased interest expense could also lead to reduced profitability for the Company if interest income does not increase proportionately. For further discussion of changes in interest rates, please refer to management's discussion and analysis of Net Interest Income.

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

Highly Regulated Environment

The Bank is subject to extensive regulation, supervision and examination by the New York State Banking Department, the FDIC and the SEC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer. Recently regulators have intensified their focus on the USA PATRIOT Act's anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas, the Bank has been required to adopt new policies and procedures and to install new systems. The Bank cannot be certain that the policies, procedures and systems in place are flawless and there is no assurance that in every instance the Bank is in full compliance with these requirements. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on operations.

Item 1B: Unresolved Staff Comments

None

Item 2: Description of Properties

Corporate headquarters of the Company are located at 100 Motor Parkway, Suite 160, Hauppauge, NY 11788. At present, the Company itself owns no physical properties. The Bank owns in fee the following locations:

Smithtown Office                            Hauppauge Office
1 East Main Street                          548 Route 111
Smithtown, New York 11787                   Hauppauge, New York 11788

Bank of Smithtown Training Center           East Setauket Office
17 Bank Avenue                              184 North Belle Mead Road
Smithtown, New York 11787                   East Setauket, New York 11733

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

Bohemia Office                              Coram Office
3460 Veterans Memorial Highway              1830 Route 112
Bohemia, New York 11716                     Coram, New York 11727

The Bank has signed leases at 465 Smithtown Blvd., Nesconset, NY 11767, 182 East Main Street, Huntington, NY 11743, 300 Wheatley Plaza, Greenvale, NY 11548, The Shoppes at Deer Park, Deer Park, NY 11729, 4032 Nesconset Highway, East Setauket, NY 11733, 70 North Country Road, Port Jefferson, NY 11777, 417 North Country Road, St.James, NY 11780 and 1820 Brentwood Road, Brentwood, NY 11717. The first three branches are expected to open during 2008 and the last five during 2009 or thereafter.

Item 3: Legal Proceedings

In the opinion of the Company and its counsel, there are no material proceedings pending in which the Company, Bank or any of its subsidiaries is a party, or of which its property is the subject, or any which depart from the ordinary routine litigation incident to the kind of business conducted by the Company, the Bank and its subsidiaries. No proceedings are known to be contemplated by government authorities or others.

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2007 to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

                                     Part II

Item 5: Market for Common Equity and Related Stockholder Matters

The Company's stock is traded on the NASDAQ Global Select Market under the symbol "SMTB." At December 31, 2007 the Company had approximately 635 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various banks and brokers. The following charts show the prices for transactions in the Company's stock on NASDAQ. All per share data have been adjusted to reflect the April 2007 10% stock dividend.

                                                             Per Share
                                                   ----------------------------
                                                                         Cash
                                                                       Dividend
                                                     High      Low     Declared
                                                   -------   -------   --------
2007
   First quarter                                   $ 28.25   $ 22.69   $   0.04
   Second quarter                                    26.04     21.30       0.04
   Third quarter                                     25.33     22.00       0.04
   Fourth quarter                                    23.75     19.51       0.04
                                                                       --------

      Total cash dividends declared                                    $   0.16
                                                                       ========

                                                             Per Share
                                                   ----------------------------
                                                                         Cash
                                                                       Dividend
                                                     High      Low     Declared
                                                   -------   -------   --------
2006
   First quarter                                   $ 21.51   $ 17.66   $   0.04
   Second quarter                                    25.53     20.57       0.04
   Third quarter                                     27.29     21.11       0.04
   Fourth quarter                                    27.28     23.69       0.04
                                                                       --------

      Total cash dividends declared                                    $   0.16
                                                                       ========

             COMPARISON OF CUMULATIVE TOTAL RETURNS OF THE BANCORP,
                      INDUSTRY INDEX AND BROAD MARKET INDEX

The following chart compares the total return to stockholders of the Bancorp with the NASDAQ Banking Index and the NASDAQ Composite Index.

    Comparison of Cumulative Total Returns of the Bancorp, Industry Index and
                               Broad Market Index

                         1/1/2003   12/31/2003   12/31/2004   12/31/2005   12/31/2006   12/31/2007
Bancorp                   100.000      161.302      236.279      221.693      302.735      272.104
NASDAQ Banking Index      100.000      129.932      144.215      137.965      153.153      119.349
NASDAQ Composite Index    100.000      150.008      162.892      165.129      180.852      198.597

                    ASSUMES $100 INVESTED ON JANUARY 1, 2003
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2007

For the year ended December 31, 2007 the Company has chosen to compare the total return to stockholders of Smithtown Bancorp to that of the SNL Bank Index and the SNL Index for Banks ranging in size from $1B - $5B. This chart is more representative of the Company's performance to other similarly sized banking institutions.

             COMPARISON OF CUMULATIVE TOTAL RETURNS OF THE BANCORP,
                  SNL BANK INDEX, AND SNL BANK $1B - $5B INDEX

The following chart and table compare the total return to stockholders of the Bancorp with the SNL Bank Index and the SNL Bank $1B - $5B Index.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

Index                    1/1/2003   12/31/2003   12/31/2004   12/31/2005   12/31/2006   12/31/2007
---------------------------------------------------------------------------------------------------
Smithtown Bancorp, Inc.    100.00       163.10       240.38       227.49       312.60       282.90
SNL Bank Index             100.00       134.90       151.17       153.23       179.24       139.28
SNL Bank $1B-$5B Index     100.00       135.99       167.83       164.97       190.90       139.06

                    ASSUMES $100 INVESTED ON JANUARY 1, 2003
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2007

Item 6: Selected Financial Data (all share and per share data have been adjusted to reflect the April 2007 10% stock dividend)

Consolidated Balance Sheets

                                                                            As of December 31,
                                                            2007         2006         2005         2004         2003
                                                      ----------   ----------   ----------   ----------   ----------
Total cash and cash equivalents                       $   17,455   $   27,620   $   13,467   $    9,633   $   14,765
Investment securities available for  sale                 54,892      100,596      115,091       51,758       57,285
Investment securities held to maturity                       210          415        1,101        1,584        1,993
Restricted investment securities                           2,113        4,249        6,338        5,555        2,162
Loans, net                                               975,668      842,207      692,457      565,181      454,870
Cash value of company owned life insurance                18,961       18,195       17,575       16,942       16,288
Total assets                                           1,121,149    1,048,224      878,282      677,003      565,085
Total deposits                                           990,801      892,317      696,925      514,314      481,331
Other borrowings                                          20,900       59,580      107,949       99,500       31,000
Subordinated debt                                         18,217       18,217       11,000       11,000       11,000
Total stockholders' equity                                80,102       66,807       55,850       46,943       39,178

Consolidated Statements of Income

                                                                          Year ended December 31,
                                                      --------------------------------------------------------------
                                                            2007         2006         2005         2004         2003
                                                      ----------   ----------   ----------   ----------   ----------
Total interest income                                 $   78,656   $   67,781   $   48,623   $   36,530   $   30,170
Total interest expense                                    37,576       29,564       16,652       10,347        7,691
                                                      ----------   ----------   ----------   ----------   ----------
Net interest income                                       41,080       38,217       31,971       26,183       22,479
Provision for loan losses                                  1,300        1,500        1,200          196          763
                                                      ----------   ----------   ----------   ----------   ----------
Net interest income after provision for loan losses       39,780       36,717       30,771       25,987       21,716
Total  noninterest income                                  9,223        9,357        8,190        5,417        4,079
Total noninterest expense                                 26,954       24,413       21,140       15,418       11,435
                                                      ----------   ----------   ----------   ----------   ----------
Income before income taxes                                22,049       21,661       17,821       15,986       14,360
Provision for income taxes                                 7,774        7,694        6,755        5,975        5,261
                                                      ----------   ----------   ----------   ----------   ----------
Net income                                            $   14,275   $   13,967   $   11,066   $   10,011   $    9,099
                                                      ==========   ==========   ==========   ==========   ==========

Supplementary Information

                                                            2007         2006         2005         2004         2003
                                                      ----------   ----------   ----------   ----------   ----------
Per share data:
Basic and diluted net income                          $     1.47   $     1.43   $     1.13   $     1.02   $     0.91
Stockholders' equity                                        8.17         6.84         5.72         4.80         3.99
Dividends declared:
Cash dividends per share                                    0.16         0.16         0.16         0.13         0.12
Cash dividends declared                                    1,533        1,422        1,422        1,186        1,083
Dividend payout ratio                                      10.74        10.18        12.85        11.86        11.90

Year end data:
Total trust assets                                        88,872       93,824       92,054       89,724       86,734
Number of shares outstanding                               9,801        9,774        9,774        9,774        9,815
Net income to:
   Total income                                            16.24%       18.11%       19.48%       23.87%       26.57%
   Average total assets                                     1.32         1.45         1.41         1.58         1.80
   Average stockholders' equity                            19.40        22.63        21.48        23.37        24.74
Average stockholders' equity to average assets              6.81         6.39         6.55         6.75         7.28

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements may be identified by use of the words "plan," "believe," "anticipate," "appear," "project," "estimate," "expect," "will be," "will continue," "will likely result," or similar expressions. The Company's ability to predict results or the actual effect of future strategic plans is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries are discussed under the heading "Risk Factors" in Item 1A herein. Other factors that could have a material adverse effect on the operation of the Company and its subsidiaries include, but are not limited to, changes in: general economic conditions, deposit flows, loan demand, competition, accounting principles and guidelines, and governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The factors included under Item 1A and here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's performance.

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

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Smithtown Bancorp, Inc., is a holding company formed in 1984, engaged primarily in commercial banking through its wholly owned bank subsidiary, Bank of Smithtown. The Bank offers a full array of consumer and commercial deposit and lending products and services through its fifteen branch offices and its online banking site. The Bank also provides insurance and financial products through its two wholly owned subsidiaries, Bank of Smithtown Insurance Agents and Brokers, Inc. and Bank of Smithtown Financial Services, Inc.. For the following discussion, the consolidated entity is referred to as the Company and the Bank and its subsidiaries are referred to as the Bank. There were several significant factors that affected the Company's financial condition and results of operations during 2007. The discussion of these factors should be read in conjunction with the accompanying financial statements.

The growth in assets and net income experienced by the Company over the past thirteen years continued into 2007. The Company's earnings per share for 2007 were $1.47 as compared to $1.43 for 2006, an increase of 2.80%. Net income of $14,275 was yet another record level of income for the Company, an increase of $308 over the 2006 level. Various factors contributed to the modest level of earnings growth this year. Net interest margin declined by fourteen basis points during the year as the result of 33 basis points of increased interest income offset by 50 basis points of increased interest expense, indicative of the very strong competitive pressures for deposit acquisition. New players entering the Company's primary markets with a flood of advertisements for irrationally priced deposit accounts placed additional stress on the deposit collection process. Noninterest income for the year decreased slightly due primarily to reduced revenues from the Bank's insurance agency. Noninterest expense growth of over ten percent for the year was the additional factor responsible for the lower than normal earnings growth. The high cost of regulatory compliance for banks over one billion dollars, the costs associated with a core banking software conversion, and the costs of additional branch expansion were a few of the major expenses faced by the Company during 2007. This combination of high deposit costs and high noninterest related expenses resulted in the modest 2.20% level of earnings growth for 2007. Although this growth rate is significantly lower than the rate of growth the Company has experienced over the past thirteen years, it was not the result of the credit problems that have disrupted the banking industry this year. Asset quality remains strong as evidenced by the low level of nonperforming loans and net chargeoffs for the year.

Assets reached $1,121,149 this year, an increase of 6.96% over 2006. Loan balances grew by $134,660 or 15.86% over 2006 levels. Once again, this growth level was not as high as has been experienced by the Company over the last decade. Gross loan originations during 2007 were approximately $510,930, but loan satisfactions including payoffs and principal reductions approximated $314,330 during the year. Large and frequent paydowns are the result of the type of lending that the Company has been engaged in for many years. Construction projects have a beginning and, if successful, have an end resulting in a payoff of the loan balance. The next step in the process for the builder is securing the more permanent financing, which in the past has not been a large part of the Company's loan portfolio, primarily due to the high level of competition for this business from larger banking institutions and other conduits. Loan growth during 2007 was higher during the first and the fourth quarters of the year, primarily due to slower closing time frames during the second and third quarters. The higher growth levels resumed during the fourth quarter, as greater opportunities for loans within New York City became available to the Company. As the subprime problems and losses grew near yearend, more commercial and mortgage banking institutions announced their levels of involvement in the losses. The inability of many of these large banks and other conduits to underwrite new real estate loans created additional demand for funding from financially sound, smaller banks not exposed to these credit issues. The result was the addition of $136 million dollars of gross loans closed and funded during the fourth quarter. The largest increase in loan volume during 2007 was again in the real estate sector, now representing 94.68% of total loans at yearend. Construction loan funding increased during the year by 34.95%, but showed a deliberate slowdown during the fourth quarter. The Company began originating more permanent type financing in New York City for reasons discussed above during the fourth quarter, with the advantage of not paying off as quickly as construction financing which typically has an average life of nine to twelve months. Loans for commercial and multi-family use were the predominant types of permanent financing originated during the fourth quarter. The $134,660 of net loan growth in 2007 was funded entirely from internally generated deposits. No additional borrowings were needed to fund these loans during the year. At yearend, the Company had approved but unfunded loan commitments totaling $209,055. This $209.1million was a record level of unfunded commitments for the Company. The Company's results of operations can be significantly affected by general economic conditions, particularly its ability to increase loan volume through construction and mortgage lending if market interest rates were to substantially rise. If the construction industry were to slow due to rising interest rates, Bank originations could be significantly reduced. In order to mitigate this risk, the Bank increased its volume of longer term, permanent real estate financing. The highly competitive nature of this business is another significant factor that could potentially affect the Company's results of operations. As a lower rate of interest is often accepted for this type of credit due to strong competitive bidding and the high quality of the loan, the Bank's net interest margin could be further reduced. This factor has been mitigated by the higher volume of permanent financing expected to continue throughout 2008, as evidenced by the record level of commitments at December 31, 2007. During 2007, the Bank's net interest margin decreased from 4.24% to 4.10%, the result of an increased cost of funds. During the second quarter of 2007, management made the decision to not aggressively seek new certificate of deposit accounts which were being priced quite irrationally by some of the competition. When additional funding was required, it would be provided either through the addition of core deposits (demand, savings, NOW and money markets) or through lower cost borrowings at the Federal Home Loan Bank of New York. That strategy proved to be very successful during 2007, as deposit levels increased by $98,484 or 11.04% for the year, with core deposits increasing by $131,021or 28.5% and certificates of deposit decreasing by $32,537. During the year, as deposit balances increased and were in excess of funds required to originate new loans, matured borrowings totaling $35,000 in the form of five advances from the Federal Home Loan Bank were paid down. Another source of funding during 2007 was the Company's investment portfolio which decreased from $101,011 to $55,102 by yearend. The Company's investment portfolio is primarily used to provide liquidity and collateral for deposits of state and political subdivisions, and secondarily as a source of interest income. As such, as interest rates declined during the fourth quarter, the proceeds from called obligations of US government agencies were chanelled into loans.

During the third quarter of 2006, a leasehold mortgage on a property on Madison Avenue in New York City was placed on nonaccrual status. In December 2006, the loan was written down to its net realizable value and moved into other real estate. During the course of 2007, the Bank invested funds in renovating the property and received several offers for the purchase of the building. None of the offers concluded in a sale, but as of December 31, 2007, the property has appreciated in value as a result of the improvements and increased tenancy, and two new offers for purchase are under consideration. No writedowns of the property are anticipated during 2008.

The Company's ownership of premises and equipment increased by $2,013 from yearend 2006 to yearend 2007. During the year, the Bank renovated two existing branch locations, as well as completed the physical movement and renovation of the new offices in the Smithtown Branch of its Trust and Investment Services Division. Continuing to expand its franchise value, construction also began on two new branch locations in Huntington and Nesconset. The core banking computer hardware and software conversion that was planned during 2006 and early 2007 was completed in May 2007. The cost of the new Jack Henry software was a necessary expense in order that the Bank be able to provide the level of service to which its customers are accustomed. The expense has already begun to reap additional benefits for the Bank in the form of additional demand deposit accounts for new services provided.

Other assets decreased during 2007, primarily a result of the settlement of matured investment securities as of December 31, 2006. Goodwill increased by $1,846 due to the acquisition of an additional insurance agency by the Bank's subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc.. The acquired agency was small by comparison to Bank of Smithtown Insurance Agents and Brokers, Inc. and was acquired to provide a small amount of additional revenues from personal and commercial lines of business, but primarily to provide access to a wider market of insurance carriers. The expense for the amortization of the acquired intangible assets was a primary reason for the reduced net income of the Agency. The level of company owned life insurance policies remained constant during 2007, but the gain in cash value was at a significantly higher rate of return. The increased level of earnings on the policies was partially the result of an exchange of general account policies into separate account policies, as well as an exchange to a different insurance carrier.

2007 was a difficult, challenging year for all banking institutions. Market interest rates began at a high level, with an inverted yield curve causing difficulty for the "normal" business of banking. As a result of a heightened awareness of the losses that many financial institutions were facing due to the subprime mortgage business, the Federal Reserve Bank lowered market rates which then resulted in additional earnings depression for many asset sensitive banks. The yield curve has regained a slightly upward slope, but the credit crisis has created losses that the industry has not seen in many years. The Company emerged from a very difficult year with a modest level of earnings growth and asset growth, an ROE that still remains one of the highest of its peers, and is well positioned for continued growth in 2008. Although no one can accurately predict where the volatile markets and ensuing US economy will be at the end of 2008, the management team of the Company remains committed to meet whatever challenges may emerge during the new year.

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

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans. At December 31, 2007, management believed the allowance for loan losses had been established and maintained at a level adequate to reflect the probable incurred losses in the Bank's loan portfolio.

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

The Company's principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2007 were limited to $34,841 which represented the Bank's 2007 net income and the net retained earnings from the previous two years. The dividends received from the Bank are used primarily for dividends to the stockholders, and also for interest payments on the subordinated debt. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank's most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank's operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank's objective in asset liability management is to match the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is a primary function of management and is reviewed on an ongoing basis. The Chief Executive Officer, all Executive Vice Presidents, the Vice President of Retail, the Comptroller and the Vice President for Financial Reporting serve on the Asset Liability Management Committee. Historically, the Bank has relied on its deposit base as its principal source of funding. However, in recent years, various sources of funding have become available to the Bank in increasing magnitudes. These additional sources may be more attractive to the Bank at different times based on market interest rates and other competitive factors. Management views all sources of funding as acceptable and makes decisions as to which sources are more advantageous at the time of need. The discriminate use of different sources of funding at different points in time has contributed to higher interest margins and overall net income for the Bank during 2007 and 2006. At December 31, 2007 the Bank had the ability to borrow on aggregate, unsecured lines of credit of $28,000 with unaffiliated correspondent banks. None of this credit was outstanding at yearend, and therefore all $28,000 was available for use. The Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. At December 31, 2007, $234,585 of these funds was available yet for borrowing.

The following table represents management's expectations regarding the estimated cash flow of interest-earning assets and interest-bearing liabilities as of December 31, 2007. This table has been derived based on internal data and management's assumptions, and not necessarily the contractual terms for repayment or redemption. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, changes in market interest rates that are not matched by the Company, early withdrawals of deposits and competition. Therefore, this information does not reflect the effect of repricing rights or the impact of repricing on interest income or expense. The following significant assumptions were used in developing the following tables: (a) time deposits reflect contractual maturities, (b) money market accounts are rate sensitive and accordingly, all accounts have been included as withdrawable within the first two years and (c) savings and NOW accounts are not as rate sensitive to withdrawal as money market accounts, therefore a significant percentage of these accounts are reflected in the more than 1 to 5 years category. These assumptions are based on management's historical analysis of market interest rates and levels of the Company's deposits over the past ten years.

                                                  Over Three    Over Six              Over One
                                                    Months       Months      Total      Year
                                        Three       Through     Through     Within     Through     Over
                                        Months        Six         One         One       Five       Five
                                       Or less      Months        Year       Year       Years      Years      Other        Total
                                      ---------   ----------   ---------   --------   --------   --------   ---------   -----------
Assets:
   Investments                        $  12,576   $    3,127   $   1,857   $ 17,560   $ 23,441   $ 14,101   $      --   $   55,102
   Federal funds sold                        54           --          --         54         --         --          --           54
   Loans                                426,228       14,234      46,212    486,674    408,930     90,577          --      986,181
   Cash and due from banks                   55           --          --         55         --         --      17,346       17,401
   Bank premises & equipment                 --           --          --         --         --         --      22,611       22,611
   Other assets                              --           --          --         --         --         --      50,313       50,313
   Allowance for loan losses                 --           --          --         --         --         --      (8,250)      (8,250)
   Non-accrual loans                         --           --          --         --         --         --         328          328
   Deferred loan fees                        --           --          --         --         --         --      (2,591)      (2,591)
                                      ---------   ----------   ---------   --------   --------   --------   ---------   ----------
     Total                            $ 438,913   $   17,361   $  48,069   $504,343   $432,371   $104,678   $  79,757   $1,121,149
                                      =========   ==========   =========   ========   ========   ========   =========   ==========
Liabilities and
   Stockholders' Equity:
   Savings                            $   2,713   $    2,713   $   5,427   $ 10,853   $ 43,414   $     --   $      --   $   54,267
   Money market                          48,736       48,737      97,473    194,946    194,945         --          --      389,891
   NOW                                    1,741        1,741       3,481      6,963     27,851         --          --       34,814
   Time deposits of $100,000 or
      more                               52,402       46,780      26,297    125,479     39,824         --          --      165,303
   Other time deposits                   65,735       71,526      35,413    172,674     62,126         --          --      234,800
   Demand deposits                           --           --          --         --         --         --     111,726      111,726
   Other borrowings                         900           --      10,000     10,900     10,000         --          --       20,900
   Subordinated debt                         --           --          --         --         --     18,217          --       18,217
   Other liabilities                         --           --          --         --         --         --      11,129       11,129
   Stockholders' equity                      --           --          --         --         --         --      80,102       80,102
                                      ---------   ----------   ---------   --------   --------   --------   ---------   ----------

     Total                            $ 172,227   $  171,497   $ 178,091   $521,815   $378,160   $ 18,217   $ 202,957   $1,121,149
                                      =========   ==========   =========   ========   ========   ========   =========   ==========

   Cash flow gap per period           $ 266,686   $ (154,136)  $(130,022)  $(17,472)  $ 54,211   $ 86,461   $(123,200)  $       --
                                      =========   ==========   =========   ========   ========   ========   =========   ==========

   Cash flow gap to total assets (%)      23.79%      (13.75)%    (11.60)%    (1.56)%     4.84%      7.71%                      --%

   Cumulative cash flow gap           $ 266,686   $  112,550   $ (17,472)  $(17,472)  $ 36,739   $123,200               $       --
                                      =========   ==========   =========   ========   ========   ========               ==========

   Cumulative cash flow gap to total
     assets (%)                           23.79%       10.04%      (1.56)%    (1.56)%     3.28%     10.99%                      --%

Analysis of Net Interest Income
2007 vs. 2006

Net interest income, the primary contributor to earnings, represents the difference between income on interest -earning assets and expense on interest -bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest -bearing liabilities and the interest rates earned or paid on them.

During 2007 the Bank's net interest margin decreased by fourteen basis points, resulting primarily from the increased cost of money market, savings and NOW accounts. The cost for these accounts increased by 22.26%, 89.77% and 55.56%, respectively. As the rates paid on certificates of deposit was reduced during the year, customers transferred balances into money market and savings accounts, which were paying higher rates and also provided them with liquidity. Although these types of accounts are more rate sensitive products, the Bank has the ability to reprice them immediately, which is beneficial in a declining rate environment. The cost for the Bank's borrowings increased marginally during 2007. Although $35,000 of FHLB advances were paid off during the year, the lower cost advances matured prior to the higher priced borrowings, causing the overall average cost to rise slightly. No new advances were taken during 2007. The interest paid on the Company's subordinated debt declined by 1.52% from December 31, 2006 to yearend 2007. On the asset side of the balance sheet, loan yield increased from 7.97% for the year ended 2006 to 8.11% for the year ended 2007. The largest increases in yield were within the commercial and residential mortgage portfolios, which acccounted for $54,284 or 40.31% of the total growth in the loan portfolio for 2007. The yield on federal funds sold also increased during 2007 from 4.92% to 5.12%. The average balance of these funds during 2007 was almost double that of 2006, due to the timing differences between deposit collection and loan closings. The yield on investment securities also rose during 2007 to 5.01% from 4.59% during 2006, although the average balance of these securities declined by 35.03%. Most of the proceeds from matured or called investment maturities were used to fund the loan growth of 2007. The yield on interest earning assets rose by 33 basis points during 2007 as compared to the 50 basis point increase in the overall cost of interest bearing liabilities. Both sides of the Bank's balance sheet contain repriceable balances, which help mitigate interest rate volatility. Approximately 41% of the Bank's loan portfolio is immediately repriceable and tied to the Wall Street Journal prime rate. An additional 49% of the loan portfolio is adjustable and tied to various US treasury note rates. Approximately 55% of total interest bearing deposits are also immediately repriceable.

The following table sets forth certain information relating to the Company's average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Interest income on investment securities is shown on a tax -equivalent basis. Interest income on "nontaxable" investment securities depicted below have been grossed up by .54. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields. The average balance of total loans include nonaccrual loans, if any.

                                                   2007                            2006                          2005
                                      ------------------------------  -----------------------------  ----------------------------
                                        Average              Average   Average             Average    Average             Average
                                        Balance    Interest    Rate    Balance   Interest    Rate     Balance   Interest   Rate
                                      -----------  --------  -------  ---------  --------  --------  ---------  --------  -------
ASSETS

Interest-earning assets:
     Investment securities:
     Taxable                          $    67,415  $  3,330     4.94% $ 103,741  $  4,650      4.48% $  86,517  $  3,398     3.93%
     Nontaxable                             7,745       435     5.62     11,935       657      5.50     14,663       728     4.96
                                                   --------                      --------            ---------  --------
     Total investment securities           75,160     3,765     5.01    115,676     5,307      4.59    101,180     4,126     4.08
   Loans                                  911,498    73,951     8.11    777,938    62,037      7.97    609,703    44,029     7.22
   Federal funds sold                      16,384       839     5.12      8,367       412      4.93     17,688       507     2.87
   Other interest-earning assets            3,235       235     7.26      4,289       249      5.81      4,038       208     5.15
                                      -----------  --------           ---------  --------            ---------  --------
     Total interest-earning assets      1,006,277    78,790     7.83    906,270    68,005      7.50    732,609    48,870     6.67
Noninterest-earning assets                 73,995                        59,241                         53,607
                                      -----------                     ---------                      ---------

Total assets                          $ 1,080,272                     $ 965,511                      $ 786,216
                                      ===========                     =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities:
   Savings deposits (including NOW)   $    88,960  $  1,191     1.34% $  82,272  $    605      0.74% $  84,359  $    234     0.28%
   Money market accounts                  347,527    14,334     4.12    249,129     8,394      3.37    208,424     4,114     1.97
   Time deposits                          405,567    19,325     4.76    385,752    16,774      4.35    256,333     9,149     3.57
                                      -----------  --------           ---------  --------            ---------  --------
   Total interest-bearing deposits        842,054    34,850     4.14    717,153    25,773      3.59    549,116    13,497     2.46
   Other borrowings                        32,599     1,338     4.10     63,070     2,532      4.01     69,084     2,449     3.54
   Subordinated debt                       18,000     1,388     7.71     16,312     1,259      7.72     11,000       706     6.42
                                      -----------  --------           ---------  --------            ---------  --------
     Total interest-bearing
       liabilities                        892,653    37,576     4.21    796,535    29,564      3.71    629,200    16,652     2.65
                                      -----------  --------           ---------  --------            ---------  --------
Noninterest-bearing liabilities:
   Demand deposits                        104,285                       102,632                        101,289
   Other liabilities                        9,752                         4,635                          4,220
                                      -----------                     ---------                      ---------
Total liabilities                                                       903,802                        734,709
                                        1,006,690
Stockholders' equity                       73,582                        61,709                         51,507
                                      -----------                     ---------                      ---------
Total liabilities and stockholders'
   equity                             $ 1,080,272                     $ 965,511                      $ 786,216
                                      ===========                     =========                      =========
Net interest income/interest rate
   spread                                          $ 41,214     3.62%            $ 38,441      3.79%            $ 32,218     4.02%
                                                   ========  =======             ========  ========             ========  =======
Net earning assets/net yield on
   average interest-earning assets    $   113,624               4.10% $ 109,735                4.24% $ 103,409               4.39%
                                      ===========            =======  =========            ========  =========            =======

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest -earning assets and interest
-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rates multiplied by prior volume); and (3) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include non-accrual loans (if any).

Rate Volume Relationships of Interest Margin on Interest Earning Assets and Interest Bearing Liabilities

                                                   2007/2006                           2006/2005
                                      ----------------------------------    -------------------------------
                                              Increase (Decrease)                 Increase (Decrease)
                                               Due to change in                     Due to change in
                                                                  Net                                 Net
                                        Volume        Rate       Change      Volume       Rate      Change
                                      ----------    -------    ---------    --------    -------    --------
Interest income:
Investment securities:
Taxable                               $   (1,711)   $   391    $  (1,320)   $    724    $   528    $  1,252
Nontaxable                                  (233)        11         (222)       (143)        72         (71)
                                      ----------    -------    ---------    --------    -------    --------
Total investment securities               (1,944)       402       (1,542)        581        600       1,181
Loans                                     10,743      1,171       11,914      12,782      5,226      18,008
Federal funds sold                           403         24          427        (363)       268         (95)
Other interest-earning assets                (69)        55          (14)         14         27          41
                                      ----------    -------    ---------    --------    -------    --------

Total interest-earning assets              9,133      1,652       10,785      13,014      6,121      19,135

Interest expense:
Savings deposits (including NOW)              69        517          586         (11)       382         371
Money market accounts                      3,687      2,253        5,940       1,087      3,193       4,280
Time deposits                                903      1,648        2,551       5,123      2,502       7,625
                                      ----------    -------    ---------    --------    -------    --------
Total interest-bearing deposits            4,659      4,418        9,077       6,199      6,077      12,276

Other borrowings                          (1,237)        43       (1,194)       (227)       310          83
Subordinated debt                            130         (1)         129         375        178         553
                                      ----------    -------    ---------    --------    -------    --------

Total interest-bearing liabilities         3,552      4,460        8,012       6,347      6,565      12,912
                                      ----------    -------    ---------    --------    -------    --------

Changes in interest margin            $    5,581    $(2,808)   $   2,773    $  6,667    $  (444)   $  6,223
                                      ==========    =======    =========    ========    =======    ========

For 2007 vs. 2006

Net interest income on a tax equivalent basis, increased by $2,773, or 7.21%, from 2006 to 2007. This increase was due to the combination of an increased volume of interest earning assets of $5,581 and a decreased rate variance of seventeen basis points.

Variances in Volume

During 2007, the average volume of federal funds sold increased by 95.82%. This increase was a result of timing differences related to deposit collection and loan closings. By December 31, 2007, the balance in federal funds sold actually declined to $54 from its $236 balance at December 31, 2006. Investment securities declined in average balance by $40,516 as a result of matured and called securities which were not replaced. During the 2007 year, $58,878 of par value in securities were called or matured. Of this $58,878 in par value, $54,245 were obligations of US government agencies, $3,721 were obligations of state and political subdivisions and $912 were other securities. Also during the year, the Bank purchased $20,944 in par value of additional securities, of which $13,944 were US government agency securities and $7,000 were other securities. The Bank also sold $7,728 in par value over the twelve month period in 2007, resulting in a net gain of $49. These securities were sold during a time when the volume of loan closings were high and borrowings would have been more costly. The average volume of loans increased by $133,560 or 17.17% during 2007. Gross new originations for the year totaled $510,930 and gross satisfactions including payoffs and principal reductions totaled $314,330. Of the total new originations, 96.20% were variable rate products. The largest area of growth in loans was in commercial mortgages, which grew in average balance by $77,743 during the year. The second and third largest areas of growth were in the construction and land portfolios and the residential mortgage portfolios. These two segments of the total portfolio grew in average balance by $47,020 and $10,228, respectively. These statistics validate the Company's goals as well as the changing market conditions of 2007, which point toward originating more permanent type loans than construction loans due to their longer term and lower risk. The Company's deposits grew in average balance by $124,901 or 17.42%, almost perfectly matched to the growth in average loan balances. The largest growth in deposit average balances was in the money market segment of the portfolio. These average balances increased by $98,398 during 2007. The Company's Elite money market product was very competitive in rate throughout 2007 and hence attracted a high volume of new accounts. The next two largest segments of growth in average balances were in certificates of deposit and savings accounts. These two segments grew by $18,820 and $6,408, respectively. Although time deposits grew in average balance during the year, they were not a prime focus of deposit collection. The Company's Premium savings account, however, which pays a very competitive rate of interest for balances over $2,500, was a high focus account. The trend for 2007 deposit collection was certainly away from non-rate sensitive deposit products into more rate sensitive products, for which the Bank has a higher degree of control. The average balance of borrowings for the Company during 2007 was reduced by $30,471. FHLB advance levels actually decreased from $55,000 to $20,000 during the year. The average level of the Company's subordinated debt increased minimally by $1,688. The actual balance of this debt remained unchanged from December 31, 2006 to December 31, 2007.

Variances in Rate

The average rate on interest-earning assets increased by 33 basis points from yearend 2006 to yearend 2007. That increase was primarily a result of the increase in yield on the Company's loan balances, which totaled fourteen basis points. The yield on the Company's investment portfolio and federal funds sold also increased significantly by 42 basis points and 20 basis points, respectively, but the overall contribution to total average yield was significantly less due to the size of the securities and federal funds sold portfolios. The average cost of the Company's total interest-bearing liabilities increased by 50 basis points from December 31, 2006 to December 31, 2007. The major contributor to this increased cost was the increase in average rate paid on money market accounts, which grew by 75 basis points or 22.26%. The increased cost for savings balances was 60 basis points during the year, but the effect of this increase was smaller due to the lower percentage of volume in these balances. The average cost of time deposits grew by only 31 basis points during 2007, another validation of the Company's decision to not "pay up" for these balances. The net increase in cost of the Company's borrowings and subordinated debt were a minimal 8 basis points. There were no increases in volume in either of these liabilities from December 31, 2006 to December 31, 2007, as internally generated deposits were able to totally fund the increase in loan balances. The result of the above changes in average rate and volume resulted in a reduced net interest margin of fourteen basis points for the year. Net interest margin remains the Company's primary source of net income.

For 2006 vs. 2005

Net interest income, on a tax equivalent basis, increased by $6,223, or 19.32%, from 2005 to 2006. As can be seen from the above table, this was due to a combination of an increased volume variance of $6,667 and a decreased rate variance of $444.

Variances in Volume

During 2006, the average volume of investment securities increased by $14,496, although yearend balances were lower in 2006 than 2005. This was due to a majority of maturities and calls occurring during the last six months of the year. Most investment maturities were channeled into new loan originations to take advantage of higher yields. Of the $30,080 in new investment purchases, $27,885 were in US government agency obligations, with the remainder in municipal obligations and other equity securities. The largest growth in average balance during 2006 was in the loan portfolio. This increase amounted to $168,235, of which real estate loans increased by the highest percentage. Within the real estate portfolio, the greatest increase in average balances was in land and construction loans, which increased in average volume by over $58 million or 40.95%. The next largest area of growth was in residential and commercial mortgages, which grew in average volume by 25.40%. Federal funds balances declined from 2005 to 2006 as most deposit inflows were either deployed into new loans or new investment securities. On the liability side of the balance sheet, during 2006, average interest-bearing deposit volumes increased by almost the same amount as loan balances , and this increase totaled $168,037. The greatest percentage increase within the deposit portfolio was in time deposits which grew in average balance by $129,419 or 50.49%. The Company ran several time deposit promotions during the year in an effort to collect the deposits required to fund new loan originations. The promotions were very successful in attracting new deposits which were less costly to the Bank than comparable term Federal Home Loan Bank advances. The Elite money market product was also quite successful in adding new balances to the Bank's deposit portfolio, and this addition amounted to $40,705 in average balances equating to a 19.53% increase. The Company's newest branch offices made large strides toward increasing overall deposit balances during 2006, with approximately 30% of all new money attributable to these newest locations. The average balance of the Company's subordinated debt increased during the year from $11,000 to $16,312 as a result of a $7,000 trust preferred issuance in March 2006. The funds obtained from this issuance were quickly deployed into new loan fundings. Demand deposits increased in average balance by $1,343. The growth in average balance for stockholders' equity during 2006 was $10,202 or 19.81% resulting primarily from the $13,967 of net income. This strong net income level in combination with the growth in stockholders' equity resulted in a return on average equity of 22.63%.

Variances in Rate

The average rate earned during 2006 on interest-earning assets increased by 83 basis points from 6.67% in 2005 to 7.50% in 2006. Loans were primarily responsible for this increase. The average rate received on loans in 2006 was 7.97% as compared to 7.22% in 2005. This is a result of the large volume of immediately repriceable loans within the Bank's portfolio. As market rates change, so do the rates on these loans. The investment portfolio increased in average rate by 51 basis points year over year, due to the purchase of slightly higher yielding securities. On the liability side of the balance sheet, the cost of deposits increased substantially, by 45.93%, as market rates increased and competitive pressures heightened throughout the year. Although the

Company manages rates paid on its deposits carefully, customers have become more sophisticated rate shoppers. The use of the internet for obtaining competitive rates is widely used. A customer's choice of where to place available funds has grown substantially, and has resulted in an increasingly competitive rate environment, with higher rate offerings now affecting all financial institutions. This trend is likely to continue. Resulting net interest margin for 2006 was fifteen basis points lower than in 2005, but still remains the Bank's primary source of net income.

Loans

The Bank's loan portfolio consists primarily of real estate loans secured by residential and commercial properties located within the Bank's market area as well as within the five boroughs of New York City. Loan growth remained strong during 2007. The portfolio grew by $135,252 over the 2006 level, representing an increase of 15.89%. The largest increase in balances during 2007 was in construction loans, although the largest increase in average balances was in commercial mortgages. Construction loans are typically of a short term nature, and provide the interim financing needs of builders during the construction stages of their project. Commercial mortgages actually grew in balances by $34,225. Residential mortgages grew by $20,059 this year. These loans consist of loans to customers for residential home purchases, both first and second liens, revolving, open end loans secured by one to four family residential properties and extended under lines of credit, as well as loans secured by multifamily residential properties. Within the residential loan portfolio, the increases were highest in the multifamily segment, which increased in balances by $27,590 during 2007. Real estate lending continues to be the Bank's primary focus and strength for 2007 and will be for the coming year. This can be seen from the segmentation of the portfolio which remained stable from 2006 to 2007, with real estate loans comprising 94.68% and 94.52%, respectively. The Bank's experience as to strong performance, low delinquencies, and minimal charge-offs provide the basis for continuation in real estate lending. Concentration risk is mitigated by geographical and industry diversification, as well as sound, conservative underwriting standards and periodic internal loan stratification review as well as credit review performed by a former regulatory examiner.

The following table sets forth the major classifications of loans:

                                                2007              2006              2005              2004              2003
Real estate loans, construction           $296,397   30.05% $219,641   25.80% $178,510   25.50% $120,204   21.06% $ 74,753   16.26%
Real estate loans, other:
   Commercial                              425,983   43.18   391,758   46.03   357,053   51.00   302,281   52.95   259,126   56.37
   Residential                             211,609   21.45   191,550   22.50   120,512   17.21   105,302   18.45    84,873   18.46
   Agricultural                                 --      --     1,695    0.20       565    0.08        --      --        --      --
Commercial and industrial loans             48,124    4.88    43,775    5.14    41,854    5.98    40,968    7.18    39,228    8.53
Loans to individuals for household,          3,670    0.37     2,471    0.29     1,126    0.16     1,894    0.33     1,383    0.30
   family and other personal expenditures
All other loans (including overdrafts)         726    0.07       367    0.04       511    0.07       190    0.03       315    0.08
                                          --------          --------          --------          --------          --------

Total loans                               $986,509  100.00% $851,257  100.00% $700,131  100.00% $570,839  100.00% $459,678  100.00%
                                          ========  ======  ========  ======  ========  ======  ========  ======  ========  ======

Total non-performing loans at December 31, 2007 and 2006 were $687 and $28, and represent .07% and .003% of total loans. Loans past due 30-89 days at these same points in time were $800 and $1,483, respectively. The $687 in non-performing loans consists of two loans, one of which was placed on non-accrual status in April 2007. This loan was restructured and has been receiving all payments since its restructure date. The other loan in the over 90 day timeframe is currently at a 68% loan to value ratio, with a pending sale scheduled for early 2008. The Bank maintains one property in other real estate owned. This loan was written down to its appraised value of $8,000 less all expected selling expenses totalling $1,028. The resulting $6,972 was transferred into other real estate owned in December 2006. Several improvements were done on this property during 2007 by the Company, including upgrading and increasing tenancy. Management expects no further loss to be incurred on this property and continues in its efforts to sell the property during 2008.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 2007:

                                                                      After One
                                                            Within     Year But       After
                                                              One     Within Five     Five
                                                             Year        Years        Years      Total
                                                           --------   -----------   --------   --------
Fixed rate loans
   Commercial (and all other loans including overdrafts)   $  1,281   $     2,447   $  4,105   $  7,833

Variable rate loans
   Commercial (and all other loans including overdrafts)     32,855         5,941      2,221     41,017
   Real estate-construction                                  98,187        30,024      2,490    130,701
                                                           --------   -----------   --------   --------
      Total                                                $132,323   $    38,412   $  8,816   $179,551
                                                           ========   ===========   ========   ========

Analysis of the Allowance for Loan Losses

The allowance for loan losses at December 31, 2007 and 2006 was $8,250 and $7,051. The change in the allowance account is comprised of net charge-offs of $101 and a provision for loan losses of $1,300. Based on specific reserves for internally classified loans and multiple factors including historical experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage.

At December 31, 2007, the Bank's reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .84%. At December 31, 2006 this same ratio stood at .83%. Management believes this level of reserves was adequate due to the quality of the portfolio and was within the range of peer group banks.

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

The following tables describe the activity in the allowance for loan losses account followed by key loan ratios for the years ended:

                                                              2007       2006       2005       2004      2003
                                                           -------    -------    -------    -------   -------
Allowance for loan losses at beginning of period           $ 7,051    $ 5,964    $ 4,912    $ 4,761   $ 3,946
Loans charged off:
   Commercial                                                    7        170         82        159        77
   Real estate                                                  --        254         --         22        --
   Consumer                                                    140        140        162         --         2
                                                           -------    -------    -------    -------   -------
Total loans charged off                                        147        564        244        181        79

Recoveries on amounts previously charged off:
   Commercial                                                    5         63         52        186       109
   Real estate                                                  --         66         10          4        14
   Consumer                                                     41         22         34         10         8
                                                           -------    -------    -------    -------   -------
Total recoveries                                                46        151         96        200       131
                                                           -------    -------    -------    -------   -------

Net (charge-offs) recoveries                                  (101)      (413)      (148)        19        52

Reclassification to allowance for contingent liabilities        --         --         --        (64)       --
Current year's provision for loan losses                     1,300      1,500      1,200        196       763
                                                           -------    -------    -------    -------   -------
Allowance for loan losses at end of period                 $ 8,250    $ 7,051    $ 5,964    $ 4,912   $ 4,761
                                                           =======    =======    =======    =======   =======

                                                            2007           2006           2005           2004           2003
                                                    ------------   ------------   ------------   ------------   ------------
Total loans:
Average loans, net                                  $    911,498   $    777,938   $    609,703   $    521,642   $    396,946
End of period (net of unearned discount)                 983,918        849,258        698,421        570,093        459,630
Ratios:
Net (charge-offs) recoveries to:
   Average loans                                           (0.01)%        (0.05)%        (0.02)%        0.004%          0.01%
   Loans at end of period                                  (0.01)         (0.05)         (0.02)         0.003           0.01
   Allowance for loan losses                               (1.23)         (5.86)         (2.48)          0.39           1.09
   Provision for loan losses                               (7.78)        (27.50)        (12.33)          9.69           6.82
   Previous year's charge-offs to current year's       (1,226.09)       (161.59)       (188.54)         39.50         166.41
      recoveries
Allowance for loan losses at yearend to:
   Average loans (net of unearned discount)                 0.91           0.91           0.98           0.94           1.20
   End of period loans (net of unearned discount)           0.84           0.83           0.85           0.86           1.04

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio. The level of unallocated reserves was arrived at after an in depth analysis of the unique characteristics of the Company's portfolio. Factors such as the high growth rate of the portfolio over the past several years, the historical performance of the portfolio including delinquencies, net charge-off ratios and the level of nonperforming loans have been considered in determining the level of unallocated reserves. Additional factors including local economic conditions, loan concentrations, and the experience level of lending staff, all contribute to the final determination of the unallocated portion of the allowance.

                           2007              2006              2005              2004              2003
                     ---------------   ---------------   ---------------   ---------------   ---------------
                                 %                 %                 %                 %                 %
                               Loans             Loans             Loans             Loans             Loans
                                To                To                To                To                To
                      Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                     -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
Commercial           $   626     4.9%  $   490     5.2%  $   474     6.0%  $   474     7.2%  $   924     8.5%
Real estate            6,839    94.7     6,006    94.5     4,893    93.8     3,812    92.4     3,354    91.1
Consumer and other        58     0.4        60     0.3        19     0.2         6     0.4        25     0.4
Unallocated              727      --       495      --       578      --       620      --       458      --
                     -------   -----   -------   -----   -------   -----   -------   -----   -------   -----

   Total             $ 8,250   100.0%  $ 7,051   100.0%  $ 5,964   100.0%  $ 4,912   100.0%  $ 4,761   100.0%
                     =======   =====   =======   =====   =======   =====   =======   =====   =======   =====

The following table sets forth the Bank's nonaccrual and contractually past due loans:

                                                       As of December 31,
                                               ---------------------------------
                                                2007   2006   2005   2004   2003
                                               -----   ----   ----   ----   ----

Accruing loans past due 90 days or more        $ 347   $ 16   $ --   $ --   $ --
Nonaccrual loans                                 340     12     47     --     --
                                               -----   ----   ----   ----   ----

   Total                                       $ 687   $ 28   $ 47   $ --   $ --
                                               =====   ====   ====   ====   ====

Approximately 10% of these nonaccrual loans represent negative demand deposit balances resulting from the Company's "Overdraft Honor" program that have not been charged-off to the allowance for loan loss account. It is the Company's policy to charge off these overdrafts after they have remained outstanding for 55 days, but for regulatory purposes they are considered nonaccrual loans after 30 days.

Securities

During 2007, total securities decreased by $45,909. Purchases included obligations of U.S. government agencies, mortgage-backed securities, trust preferred issuances and a corporate security. All purchases were added to the available for sale portfolio.

The following schedule presents the estimated fair value for securities available for sale and the amortized cost for investment securities held to maturity as detailed in the Company's balance sheets as of December 31, 2007, 2006 and 2005.

                                                         2007       2006       2005
                                                     --------   --------   --------
Securities available for sale
   Obligations of U.S. treasury                      $     --   $     --   $  6,896
   Obligations of U.S. government agencies             32,394     84,713     84,602
   Mortgage-backed securities                           7,619      2,972      8,080
   Obligations of state and political subdivisions      6,312      8,943     13,523
   Other securities                                     8,567      3,968      1,990
                                                     --------   --------   --------
   Total securities available for sale               $ 54,892   $100,596   $115,091
                                                     ========   ========   ========

Securities held to maturity
   Mortgage-backed securities                        $      8   $     41   $     89
   Obligations of state and political subdivisions        202        374      1,012
                                                     --------   --------   --------
      Total securities held to maturity              $    210   $    415   $  1,101
                                                     ========   ========   ========

The following table presents the amortized costs and estimated fair values of securities by contractual maturity at December 31, 2007:

                                                                                                   Weighted
                                                                                       Weighted     Average
                                                            Amortized    Estimated      Average    Maturity
                                                               Cost      Fair Value      Yield    (in years)
                                                           -----------   ----------    --------   ----------
Investment securities available for sale
Obligations of U.S. government agencies:
   Within 1 year                                              $  4,075   $    4,077        4.65%
   After 1 year, but within 5 years                             21,244       21,311        4.99
   After 5 years, but within 10 years                            7,000        7,006        5.49
                                                              --------   ----------
      Total obligations of U.S. government agencies             32,319       32,394        5.06         3.60
Mortgage-backed securities:
   After 10 years                                                7,622        7,619        5.76
                                                              --------   ----------
      Total mortgage-backed securities                           7,622        7,619        5.76        28.56
Obligations of state and political subdivisions:
   Within 1 year                                                 1,836        1,835        2.73
   After 1 year, but within 5 years                              1,942        1,952        3.94
   After 5 years, but within 10 years                            1,044        1,038        4.16
   After 10 years                                                1,482        1,487        4.36
                                                              --------   ----------
      Total obligations of state and political subdivisions      6,304        6,312        3.73         6.07
Other securities:
   After 1 year, but within 5 years                              3,136        3,080        5.64
   After 5 years, but within 10 years                              480          480        6.00
   After 10 years                                                5,082        5,007        5.88
                                                              --------   ----------
      Total other securities                                     8,698        8,567        5.47        14.80
                                                              --------   ----------
         Total investment securities available for sale       $ 54,943   $   54,892        5.06%        9.08
                                                              ========   ==========
Investment securities held to maturity
Mortgage-backed securities:
   After 1 year, but within 5 years                           $      8   $        8        6.14%
                                                              --------   ----------
      Total mortgage-backed securities                               8            8        6.14         0.33

Obligations of state and political subdivisions:
   Within 1 year                                                   103          104        5.15
   After 1 year, but within 5 years                                 99          100        4.34
                                                              --------   ----------
      Total obligations of state and political subdivisions        202          204        4.75         1.33

         Total investment securities held to maturity         $    210   $      212        4.82%        1.28
                                                              ========   ==========

Obligations of U.S. government agencies, mortgage-backed securities and obligations of state and political subdivisions having an amortized cost of $45,745 and an estimated fair value of $45,813 were pledged to secure public deposits, treasury tax and loan deposits and advances.

Deposits & Other Borrowings

Total deposits increased by $98,484 or 11.04% from yearend 2006 to yearend 2007. The largest segment of the portfolio remained time deposits and represented
40.38%  and  48.49%  of  total  deposits  as of  December  31,  2007  and  2006, respectively. The large increase in this segment resulted from various certificate of deposit promotions run during the year. The next largest segment of the deposit portfolio was money market accounts. These accounts comprised 39.35% and 29.68% of total deposits. Money market accounts proved to be a less costly alternative for funding asset growth during 2007 than certificates of deposit. Demand deposits represented 11.28% and 11.50% of total deposits at yearend 2007 and 2006, respectively. Growth in demand deposits was 8.89% for the year. In conjunction with expanding the Company's franchise with two new branch openings scheduled for 2008, management continues to explore additional avenues for demand deposit acquisition during the year.

At December 31, 2007, the remaining maturities of the Bank's time deposits in amounts of $100 thousand or greater were as follows:

   3 months or less                                                 $   54,747
   Over 3 through 6 months                                              46,780
   Over 6 through 12 months                                             26,297
   Over 12 months                                                       39,825
                                                                    ----------
     Total                                                          $  167,649
                                                                    ==========

During 2007, borrowings decreased from $59,580 to $20,900. These borrowings are in the form of 4 advances and an overnight line of credit drawdown of $900 from the Federal Home Loan Bank of New York.

A description of the borrowings is detailed below:

Description                     Rate        Type       Maturity         Amount
-----------                    -----       -----      ----------     ---------
Overnight Line of Credit       4.130%      Fixed      01/02/2008     $     900
Advance                        4.080       Fixed      12/01/2008         5,000
Advance                        4.060       Fixed      12/30/2008         5,000
Advance                        4.290       Fixed      11/30/2009         5,000
Advance                        4.050       Fixed      12/09/2009         5,000
     Total                                                           $  20,900
                                                                     =========

The weighted average interest rate for the advances was 4.10% during 2007 as compared to 4.01% during 2006. The average maturity for these borrowings is 1.4 years. The underlying collateral for Federal Home Loan Bank borrowings is comprised of U.S. government agency securities, mortgage-backed securities and residential and commercial real estate loans. At December 31, 2007, available collateral at Federal Home Loan Bank was $235,485. The Bank also has unsecured lines of credit with its correspondent banks. These unused lines of credit totaled $28,000 at yearend 2007 and $23,000 at yearend 2006.

The following table sets forth the Bank's borrowed funds at December 31,

                                                       2007        2006          2005
                                                 ----------   ---------   -----------
Advances from FHLBNY
Maximum month-end balance during the year        $   40,700   $  73,400   $   107,949
Average balance during the year                      32,599      63,070        69,076
Weighted average interest rate during the year         4.10%       4.01%         3.54%
Weighted average interest rate at yearend              4.12        4.07          3.87

Federal funds purchased
Maximum month-end balance during the year        $       --   $      --   $         *
Average balance during the year                          --          --             8
Weighted average interest rate during the year           --%         --%            *%
Weighted average interest rate at yearend                --          --             *
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

Stockholders' Equity

Stockholders' equity increased by 19.90% from yearend 2006 to yearend 2007. This was the result of net income of $14,275, dividends declared of $1,533, a decrease in accumulated other comprehensive loss of $158, vesting of unearned stock awards of $170 and the issuance of shares for the employee stock ownership plan of $225. During 2005, the stockholders approved a restricted stock plan for directors and certain officers of the Bank. Under the provisions of the Plan, stock awards may be made to the recipients based on an amount determined by the Compensation Committee and approved by the Board each year. The awards vest to the participants over a five year period, with 20% of the award becoming vested each year. As the stock awards are earned each year, stockholders' equity is increased by the value of these vested shares. During 2007, the Company declared a 10% stock dividend; the sixth stock dividend or split in eight years. Refer to Note R of the notes to the financial statements for further discussion regarding the reporting of the stock dividend. The book value of the Company's shares at December 31, 2007 and 2006 was $8.17 and $6.84, respectively. Basic and diluted earnings per share for the same two periods was $1.47 and $1.43, respectively.

The Company's capital management plan is to maintain capital levels that meet regulatory standards. The Company has exceeded these levels for 2007. If the current level of capital along with future retained earnings does not adequately allow the Company to meet its growth plans for 2008, the Company has the ability to issue additional common stock.

The Company had returns on average equity of 19.40%, 22.63% and 21.48%, and returns on average assets of 1.32%, 1.45% and 1.41% for the years ended December 31, 2007, 2006 and 2005, respectively.

Off-Balance Sheet Items and Contractual Obligations

The  following   tables  set  forth   contractual   obligations  and  commercial
commitments of the Company as of December 31, 2007.

                                       Total           1 Year        2 - 3 Years     4 - 5 Years    Over 5 Years
                                     ----------    ------------     ------------    -------------   ------------
FHLB advances                        $   20,900    $     10,900     $     10,000    $          --   $         --
Subordinated debt                        18,217              --               --               --         18,217
Lease obligations                        16,892           1,912            3,926            3,787          7,267
Certificates of deposit                 400,103         298,153           85,710           16,240             --
                                     ----------    ------------     ------------    -------------   ------------
Total contractual cash obligations   $  456,112    $    310,965     $     99,636    $      20,027   $     25,484
                                     ==========    ============     ============    =============   ============

Letters of credit                    $   11,929    $      7,630     $      4,299    $          --   $         --
Other loan commitments                  375,251         269,766           84,173              200         21,112
                                     ----------    ------------     ------------    -------------   ------------

Total commercial commitments         $  387,180    $    277,396     $     88,472    $         200   $     21,112
                                     ==========    ============     ============    =============   ============

The Bank had the ability to borrow on unsecured lines of credit up to $28,000 at December 31, 2007. Unused lines at yearend totaled $28,000.

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

Noninterest Income, Noninterest Expense and Income Taxes

For 2007 vs. 2006

Total noninterest income remained relatively flat during 2007, with just a slight reduction in fee income of $134. The largest growth in noninterest income was in the gain in cash value of company owned life insurance. This life insurance was purchased to provide the primary income source for the expense related to various benefit plans provided by the Bank, such as group term life insurance, director and executive incentive retirement plans and a supplemental executive retirement agreement for the Chief Executive Officer. A partial 1035 exchange from general to separate account policies resulted in greater rates of return as well as lower risk based capital requirements. The overall return on the policies, on a tax equivalent basis, rose by over 150 basis points. Another component of noninterest income is fees from the Bank's debit cards. These fees increased by 22.30% from the year ending December 31, 2006 to December 31, 2007. The volume of debit card usage has grown to a level that almost exceeds the volume of checks written. Income from the Bank's trust and investment services division remained relatively flat from yearend 2006 to yearend 2007. This division represents income from the Bank's subsidiary, Bank of Smithtown Financial Services Inc. as well as from its Trust department. Last year's settlement of several large estates and trusts increased income for 2006, but was not duplicated during 2007. These types of fees represent one time commissions and are not recognized until the accounts are closed or in the case of an estate, the estate is settled. Total assets under Trust management actually decreased by $4,952 during 2007 as these assets were distributed. Fees from Bank of Smithtown Financial Services Inc. increased by $76 or 31.5% during 2007, as a result of increased commission income. Another component of noninterest income is service charges on deposit accounts, which increased by $86 or 4.62% over 2006. This additional income generation was the result of an improved collection process resulting from the conversion to the Jack Henry core banking software and primarily represents additional overdraft fee income. Revenues from the Bank's insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., declined by $182 or 4.83 % as a result of a softened insurance market. As premiums were reduced during 2007, the resulting commission income to the Agency also declined. During 2007, the Agency purchased the assets of Payne and Palmieri, Inc., a smaller insurance agency located in East Setauket, primarily to add to the number of insurance carriers with whom they place their business. It is expected that additional revenues from personal and commercial lines will also be generated as the Agency retains and expands the customer base of Payne and Palmieri, Inc.. Net gains on the sale of investment securities declined during 2007, as the interest rate environment for the majority of the year did not return large gains. The sale of investment securities is transacted in order to replace lower yielding securities with higher yielding loans. It remains the intent of management to hold most securities to maturity.

Total noninterest expense increased by 10.41% during 2007. Once again the commonality of all expense growth was due to the Company's growth in both geographical and asset size. Salaries and benefit cost increased by $1,184 or 25.87%. The cost for the Company's medical insurance increased by 33.01% for the year ended 2007, a direct result of an 11% increase in premium rates. A percentage of this increase was absorbed by the employees, but 70% was retained by the Bank. The expense for providing pension benefits to the employees increased by 11.46% over 2006. The Board of Directors approved an increase in the Bank's contribution for the Employee Stock Ownership ("ESOP") Plan for the 2007 year. Based on the performance of the Company's stock over the past years, participation in the ESOP has become one of the most valuable benefits provided to the employees. Additional increased benefit costs during 2007 were the expenses related to the Director and Executive Incentive Retirement Plans and the Supplemental Executive Retirement Agreement. Occupancy expenses rose by 9.74%, primarily a result of increased office rental expenses, directly attributable to the Company's larger geographical footprint. These expenses will continue to increase during 2008 and 2009 as several additional locations are opened. Depreciation of leasehold improvements also increased by 37.76% during the 2007 year, again a result of the construction of additional branch locations as well as the renovation of two existing branches and the move of the Bank's Trust department to its current location in the Smithtown branch building. Furniture and equipment expense increased by 23.03% as a result of the same factors discussed above as well as the conversion of the Company's core banking software system. The former computer software system used to run a majority of the Bank's processes no longer provided the full range of products, services and, more importantly, efficiencies required by the Company. A Core Banking Team was formed to study various software providers and their products, and after careful cost/benefit analyses work was completed, the team presented their recommendation to senior management. The Jack Henry software was chosen and the conversion was completed during the Memorial Day weekend. Although the cost for the software was high, there have already been many recorded savings and efficiencies resulting from the new product. The Bank has also increased its level of demand deposits as a direct result of an additional service now offered which was not available prior to the conversion. The reduced amortization expense for intangible assets resulted from the accounting method used to record the expense. The highest percentage of this expense is recorded during the first years of the acquisition. As the Company purchased the Seigerman Mulvey insurance agency over three years ago, the expense for the amortization of the intangible assets acquired is in its final, lower expense years now. Other expenses increased by 15.64%. As there are many components of other expenses, this discussion will focus on its major categories. Business development expense declined during 2007 primarily due to a reduced level of advertising and marketing. This reduced expense was partially due to the Company's decision to not compete in irrationally priced certificate of deposit campaigns. Reduced interest expense and advertising expense were the benefits of this decision. Of the $678 of increased other expenses, one of the largest increases was the cost for FDIC insurance. Prior to 2007, the Bank's cost for deposit insurance was limited to its share of the FICO expense. Beginning at the end of the second quarter of 2007, as the balance in the FDIC insurance fund was low, once again banking institutions began paying premiums for deposit insurance. This premium for 2007 was over $302, and represented a 199.44% increase in cost over 2006. Costs to provide online banking services increased dramatically from 2006 to 2007. This was a result of a greatly increased number of users of online banking services as well as bill paying service. Other components of increased other expense resulted from the Company's increased asset size as related to various regulatory and compliance issues. Some of these costs were one time expenses and therefore will not be present during 2008.

For 2006 vs. 2005

Total noninterest income increased year over year by $1,167 or 14.25%. This growth was attributable to various sources including trust and investment services, revenues from the Bank's insurance agency, gains on sales of investment securities and gains on company owned life insurance. Fee income generated from fiduciary and investment services provided by the Bank's trust and investment services division increased by 25.90% over 2005. Income from trust and estate commissions totaled $284 and fees from investment management and custodial accounts totaled $265. Fees in the trust and investment services division were higher than 2005 primarily due to the final commissions received from the closure of three trust accounts and an estate account. These fees represent one time commissions and are not recognized until the accounts are closed and in the case of an estate account, the estate is settled. During 2006, total new assets under management from outside sources and from assets distributed from trusts and retained within the trust division totaled $11,116. Plans began in 2007 for combining the trust and investment services division with Bank of Smithtown Financial Services Inc.. The two divisions share some common services, but often have dissimilar customer profiles. As these customers proceed through their life cycles, they often use different services offered by the two divisions at different points in time. Combining the two segments of business has provided synergies and convenient referral business for both divisions. Gross revenues from the Bank's insurance agency also increased during 2006 over 2005, by 8.94%. Net income derived from the Agency increased by 19.30%. This increase was due primarily to unplanned commission income received from insurance carriers. 2006 was the second full year of operation for the Agency under the Bank's management. Synergies between the Bank and Agency continue to grow, with resultant expense reductions and referral income growth. Plans for additional cost reductions were underway, with increased net income projections for the Agency for 2007. The gain on the sale of investment securities increased noninterest income by $181. This gain resulted from the sale of $5,670 of municipal and mortgage-backed securities. The three sold securities had maturity dates beyond twenty years. The sale was transacted in order to replace lower yielding securities on the balance sheet with higher yielding loans. It is not the intent of management to trade securities within its portfolio, and therefore most investments are held to maturity or call date. Miscellaneous fee income also increased by 43.36% during 2006 over 2005. The majority of this income came from various new commercial services offered by the Bank out of its newest branch locations opened during 2006. There were small declines in service charge income during 2006 that were the result of free checking accounts. Although these service charges declined, the fee income received from the Overdraft Honor program continued at its 2005 pace, providing substantial fee income in addition to regular overdraft fees. The gain in cash value of company owned life insurance declined by 1.90% during 2006. This life insurance was purchased to partially offset the cost for various benefit plans provided by the Bank such as group term life insurance, director and executive incentive retirement plans and a supplemental executive retirement agreement for the Chief Executive Officer. During 2006, $10,184 of policies were transferred through a 1035 exchange to a different insurance carrier from general account to separate account policies. Due diligence was conducted on the new carrier and various benefits associated with separate account policies were recognized during 2007, one of which is a higher rate of return to the Bank.

Total noninterest expense increased by 15.48% during 2006 over 2005. The common thread between all of the components of this increased expense was the Company's growth. The construction of new branch offices in combination with renovations of older, existing offices increased occupancy expense and furniture and equipment expense by over 15% in 2006. Depreciation expense on leasehold and building improvements as well as computer equipment increased by $85 or 13.56% over 2005 levels. Office rental expense increased by $175 or 13.67% over

2005 costs. The expense for computer equipment increased by $94 or 40.06%. All of these costs reflect the expenses associated with the new style, brand-defining branch offices for which Bank of Smithtown has been widely recognized. The last eight branch offices were built in the style of customer-centric design, with open spaces for universal bankers to serve customers, with areas set aside for viewing the latest financial news as well as bank products and services, and segregated areas for private customer and banker discussions with laptop computers. Gourmet coffee bars add a relaxing atmosphere for conversing between customers and bankers. Results obtained from these new style branches have been the subject of many local and national newspapers and magazines. Salary and benefit expenses also rose from 2005 to 2006 by 12.98% and 6.42%, respectively. These higher levels of expenses resulted from increased staffing requirements as well as ordinary year over year increases. Other significant increased noninterest expense items included legal fees and audit and accounting fees. These costs increased by $161 in total, or 27.73%. These were the primary expenses associated with the formation of BOS Preferred Funding Corp. during 2006, and the associated benefit received by the Company far outweighed the set up costs. For 2007 and years thereafter, there will be annual administration and tax service costs, significantly reduced from first year implementation costs. Another material expense included in the noninterest expense category was the amortization of intangible assets, which increased from $73 to $676 in 2006. This increase was due to the timing of additional installment payments made to the prior owners of the Seigerman-Mulvey Insurance Agency during 2005 as part of the contractual purchase agreement and due to applying an accelerated method of amortization. The final payment for the Agency was made in 2007. The expenses related to electronic banking including online banking, ATM processing and debit card costs increased dramatically during 2006. This was the result of increased interchange costs, website changes and activity charges related to the processing of ATM and debit card transactions. The volume of these transactions increased tremendously throughout 2006. The number of debit card transactions rapidly caught up with paper check transactions. Looking ahead to 2007, these types of transactions will continue to grow, but expense should decline for the Company. On September 29, 2006, the Company signed an agreement with Jack Henry & Associates, Inc. to convert their core processing software. Preparation began for this conversion in 2006 and it was commenced in mid 2007. As part of the conversion, the Company will be processing its own ATM and debit card transactions rather than relying on an intermediary. This should result in significant cost savings. The expense for the Jack Henry conversion was $1,615, but all of these costs will be capitalized for between 3 and 5 years, and it will provide greater efficiencies for staff and much enhanced information for the Bank and its customers. The Company's effective tax rate for 2006 was reduced due to the savings in New York State taxes resulting from the formation of the real estate investment trust. The effective tax rate for 2006 and 2005 was 35.52% and 37.90%, respectively. In spite of the increased noninterest expenses of 2006, the efficiency ratio improved from 52.83% to 51.82% - a result of minimal increases in staff performing the same functions on a greatly increased asset base.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest-earning assets. At December 31, 2007 and 2006, the following levels of securities and loans carried fixed interest rates:

                                    2007                          2006
                         --------------------------  ---------------------------
                          Balance   % of  portfolio    Balance    % of portfolio
                         --------   ---------------  ----------   --------------
Investment securities    $ 50,568         91.77      $   75,148        74.40
Loans                      94,507          9.61          69,739         8.21

Generally, the value of fixed rate investments varies inversely to changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest-earning assets. This decrease in market value could adversely affect the Company's results of operations if the loans or securities were sold or, in the case of interest-earning assets classified as available for sale, could reduce the Company's stockholders' equity if they were to be retained. A significant increase in the level of market interest rates could also adversely affect the Bank's net interest income and net interest margin. NOW accounts, money market accounts and savings accounts all can be repriced on a daily basis. If they were all to be repriced upward due to the competitive pressures of a general increase in market rates, net interest income could be reduced. Based on historical experience, increases in deposit rates typically lag increases in loan rates, in which case, the increase in interest expense on these deposits would be offset by the increase in interest income on the loans.

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

The following table reflects the Bank's income sensitivity analysis as of November 30, 2007 and 2006:

Change In Interest           As of November 30,     As of November 30,
Rates In Basis Points               2007                   2006
                             Potential Change In    Potential Change In
(Rate Shock)                 Net Interest Income    Net Interest Income
------------------------    --------------------   --------------------
                            $ Change   % Change    $ Change   % Change
                            --------------------   --------------------
Up 200 Basis Points            515         1.19      1,617        3.46
Up 100 Basis Points            853         1.96      1,014        2.17
Static                          --           --         --          --
Down 100 Basis Points          136          .31       (641)      (1.37)
Down 200 Basis Points         (926)       (2.13)    (1,735)      (3.71)

Item 8: Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Smithtown Bancorp, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Smithtown Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Smithtown Bancorp, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Smithtown Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting located in Item 9a of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithtown Bancorp, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In our opinion, Smithtown Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note A to the consolidated financial statements, the Company adopted Staff Accounting Bulletin

No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

                                        Crowe Chizek and Company LLC

Livingston, New Jersey
March 7, 2008

Consolidated Balance Sheets

                                                                                        As of December 31,
                                                                                     --------------------------
                                                                                            2007           2006
                                                                                     -----------   ------------
Assets
Cash and due from banks                                                              $    17,401   $     27,384
Federal funds sold                                                                            54            236
                                                                                     -----------   ------------
   Total cash and cash equivalents                                                        17,455         27,620

Investment securities:
   Available for sale:
      Obligations of U.S. government agencies                                             32,394         84,713
      Mortgage - backed securities                                                         7,619          2,972
      Obligations of state and political subdivisions                                      6,312          8,943
      Other securities                                                                     8,567          3,968
                                                                                     -----------   ------------
         Total securities available for sale                                              54,892        100,596
   Held to maturity:
      Mortgage-backed securities                                                               8             41
      Obligations of state and political subdivisions                                        202            374
                                                                                     -----------   ------------
         Total securities held to maturity (estimated fair value
            $212 in 2007 and $418 in 2006)                                                   210            415
                                                                                     -----------   ------------
               Total investment securities                                                55,102        101,011

Restricted securities                                                                      2,113          4,249
Loans                                                                                    983,918        849,258
   Less: allowance for loan losses                                                         8,250          7,051
                                                                                     -----------   ------------
   Loans, net                                                                            975,668        842,207

Bank premises and equipment                                                               22,611         20,598

Other assets
   Cash value of company owned life insurance                                             18,961         18,195
   Goodwill                                                                                3,923          2,077
   Intangible assets                                                                       1,383          1,591
   Other real estate owned                                                                 6,972          6,972
   Due from broker                                                                            --          9,225
   Other                                                                                  16,961         14,479
                                                                                     -----------   ------------
      Total other assets                                                                  48,200         52,539
                                                                                     -----------   ------------
         Total assets                                                                $ 1,121,149   $  1,048,224
                                                                                     ===========   ============
Liabilities and Stockholders' Equity
Liabilities
   Deposits:
      Demand (non-interest bearing)                                                  $   111,726   $    102,608
      Money market                                                                       389,891        264,876
      NOW                                                                                 34,814         42,003
      Savings                                                                             54,267         50,190
      Time                                                                               400,103        432,640
                                                                                     -----------   ------------
         Total deposits                                                                  990,801        892,317

   Dividends payable                                                                         392            355
   Other borrowings                                                                       20,900         59,580
   Subordinated debt                                                                      18,217         18,217
   Other liabilities                                                                      10,737         10,948
                                                                                     -----------   ------------
      Total liabilities                                                                1,041,047        981,417

Stockholders' equity
   Common Stock - $.01 par value (20,000,000 shares authorized: 11,852,374 shares issued, 9,800,510 shares outstanding at December 31, 2007; 11,826,012 shares
      issued, 9,774,025 shares outstanding at December 31, 2006)                             119            108
   Additional paid in capital                                                             25,755          4,046
   Retained earnings                                                                      64,463         73,046
   Accumulated other comprehensive loss                                                     (173)          (331)
                                                                                     -----------   ------------
                                                                                          90,164         76,869
   Treasury stock (2,051,864 shares at cost)                                             (10,062)       (10,062)
                                                                                     -----------   ------------
      Total stockholders' equity                                                          80,102         66,807
                                                                                     -----------   ------------
Total liabilities and stockholders' equity                                           $ 1,121,149   $  1,048,224
                                                                                     ===========   ============

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                    Year ended December 31,
                                                            ---------------------------------------
                                                                   2007          2006          2005
                                                            -----------   -----------   -----------
Interest income
   Loans                                                    $    73,970   $    62,037   $    44,029
   Federal funds sold                                               839           412           507
   Securities purchased under agreements to resell                   19            --            --
   Investment securities:
      Taxable:
         Obligations of U.S. treasury                                --           189           196
         Obligations of U.S. government agencies                  2,816         4,153         2,850
         Mortgage - backed securities                               144           187           230
         Other securities                                           370           121           122
                                                            -----------   -----------   -----------
            Subtotal                                              3,330         4,650         3,398
      Exempt from federal income taxes:
         Obligations of state & political subdivisions              283           433           481
   Other                                                            215           249           208
                                                            -----------   -----------   -----------
            Total interest income                                78,656        67,781        48,623

Interest expense
   Money market accounts (including savings)                     15,525         8,999         4,348
   Time deposits of $100,000 or more                              7,848         6,082         3,290
   Other time deposits                                           11,477        10,692         5,859
   Other borrowings                                               1,338         2,532         2,449
   Subordinated debt                                              1,388         1,259           706
                                                            -----------   -----------   -----------
            Total interest expense                               37,576        29,564        16,652
                                                            -----------   -----------   -----------
Net interest income                                              41,080        38,217        31,971
Provision for loan losses                                         1,300         1,500         1,200
                                                            -----------   -----------   -----------
Net interest income after provision for loan losses              39,780        36,717        30,771

Noninterest income
   Trust and investment services                                    801           799           648
   Service charges on deposit accounts                            1,948         1,862         2,000
   Revenues from insurance agency                                 3,585         3,767         3,458
   Net gain on sales of investment securities                        49           194            13
   Increase in cash value of company owned life insurance           806           620           633
   Other                                                          2,034         2,115         1,438
                                                            -----------   -----------   -----------
            Total noninterest income                              9,223         9,357         8,190

Noninterest expense
   Salaries                                                      11,833        11,124         9,846
   Pension and other employee benefits                            2,911         2,436         2,289
   Net occupancy expense of bank premises                         4,021         3,675         3,224
   Furniture and equipment expense                                2,666         2,167         1,847
   Amortization of intangible assets                                510           676            73
   Other                                                          5,013         4,335         3,861
                                                            -----------   -----------   -----------
            Total noninterest expense                            26,954        24,413        21,140
                                                            -----------   -----------   -----------

Income before income taxes                                       22,049        21,661        17,821
Provision for income taxes                                        7,774         7,694         6,755
                                                            -----------   -----------   -----------

Net income                                                  $    14,275   $    13,967   $    11,066
                                                            ===========   ===========   ===========

Basic earnings per share                                    $      1.47   $      1.43   $      1.13
Diluted earnings per share                                  $      1.47   $      1.43   $      1.13
Cash dividends declared                                     $      0.16   $      0.16   $      0.16
Weighted average common shares outstanding                    9,769,833     9,754,186     9,767,262
Weighted average common equivalent shares                     9,772,365     9,756,771     9,767,571

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

                                                                              Year ended December 31,
                                                                           ------------------------------
                                                                             2007       2006       2005
                                                                           --------   --------   --------
Net income                                                                 $ 14,275   $ 13,967   $ 11,066
Other comprehensive gain (loss), before tax:
   Unrealized holding gain (loss) arising during the year                       535        648     (1,101)
   Less: reclassification adjustment for gains included in net income            49        194         13
                                                                           --------   --------   --------
                                                                                486        454     (1,114)

   Unrealized loss on postretirement plans                                     (247)        --         --
   Amortization of prior service cost included in postretirement expense         32         --         --
                                                                           --------   --------   --------
                                                                               (215)        --         --

Tax effect                                                                     (113)      (159)       468
                                                                           --------   --------   --------

Other comprehensive gain (loss), net of tax                                     158        295       (646)
                                                                           --------   --------   --------

Total comprehensive income                                                 $ 14,433   $ 14,262   $ 10,420
                                                                           ========   ========   ========

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                            Common Stock                                               Accumulated
                                            ------------     Additional                      Unearned      Other          Total
                                           Shares              Paid In   Retained  Treasury    Stock   Comprehensive  Stockholders'
                                        Outstanding  Amount    Capital   Earnings    Stock    Awards    Income(Loss)      Equity
                                        -----------  ------  ----------  --------  --------  --------  -------------  --------------
Balance at January 1, 2005                5,923,652  $   72  $    4,408  $ 52,480  $(10,062) $     --  $          45  $      46,943
Comprehensive income:
   Net income                                                              11,066                                            11,066
   Change in unrealized gain (loss)
     on securities available for sale,
     net of reclassification and tax
     effects                                                                                                    (646)          (646)
                                                                                                                      -------------
      Total comprehensive income                                                                                             10,420
Cash dividends declared                                                    (1,422)                                           (1,422)
Stock awards vested                                                                                22                            22
Stock awards granted                          4,600                                     113      (113)                           --
Treasury stock purchases                     (4,600)                                   (113)                                   (113)
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 2005              5,923,652  $   72  $    4,408  $ 62,124  $(10,062) $    (91) $        (601) $      55,850
                                        ============================================================================================
Retained earnings reduction due
   to the adoption of SAB 108                                              (1,623)                                           (1,623)
                                        --------------------------------------------------------------------------------------------
Adjusted balance at
   December 31, 2005                      5,923,652  $   72  $    4,408  $ 60,501  $(10,062) $    (91) $        (601) $      54,227
                                        ============================================================================================
Comprehensive income:
   Net income                                                              13,967                                            13,967
   Change in unrealized gain
     (loss) on securities available
     for sale, net of
     reclassification and tax effects                                                                            295            295
                                                                                                                      -------------
   Total comprehensive income                                                                                                14,262
Adjustment to initially apply
   adoption of SFAS 158, net of  tax                                                                             (25)           (25)
3-for-2 stock split (1)                   2,961,825      36         (36)                                                         --
Cash dividends declared                                                    (1,422)                                           (1,422)
Transfer due to the
   adoption of SFAS 123R                                            (91)                           91                            --
Stock awards vested                                                  88                                                          88
Stock awards granted                         14,625                (323)                323                                      --
Treasury stock purchases                    (14,625)                                   (323)                                   (323)
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 2006              8,885,477  $  108  $    4,046  $ 73,046  $(10,062) $     --  $        (331) $      66,807
                                        ============================================================================================
Comprehensive income:
   Net income                                                              14,275                                            14,275
   Change in unrealized gain (loss)
     on securities available
     for sale, net of reclassifcation
     and tax effects                                                                                             288            288
   Adjustment to apply SFAS 158,
     net of tax                                                                                                 (130)          (130)
                                                                                                                      -------------
   Total comprehensive income                                                                                                14,433
10% stock dividend (2)                      888,548      11      21,314   (21,325)                                               --
Cash dividends declared                                                    (1,533)                                           (1,533)
Issuance of shares for employee
   stock ownership plan                       9,325                 225                                                         225
Stock awards vested                                                 170                                                         170
Stock awards granted                         17,160                                                                              --
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 2007              9,800,510  $  119  $   25,755  $ 64,463  $(10,062) $     --  $        (173) $      80,102
                                        ============================================================================================

(1) As a result of the May 5, 2006 three-for-two stock split, a transfer of $36 was made from the additional paid in capital account to the common stock account.

(2) As a result of the April 2, 2007 10% stock dividend, a transfer of $21,325 was made from retained earnings to the additional paid in capital account and to the common stock account for the fair market value of the dividend.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                   Year ended December 31,
                                                                                 2007        2006        2005
                                                                              ---------   ---------   ---------
Cash flows from operating activities
   Net income                                                                 $  14,275   $  13,967   $  11,066
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation on premises and equipment                                      1,989       1,981       1,709
      Provision for loan losses                                                   1,300       1,500       1,200
      Net gain on sale of investment securities                                     (49)       (194)        (13)
      Net increase (decrease) in other liabilities                                 (211)      3,869       1,195
      Net (increase) decrease  in other assets                                     (519)     (3,380)        204
      Net increase in deferred taxes                                             (2,332)       (973)     (1,212)
      Amortization of unearned restricted stock awards                              170          88          22
      Increase in cash surrender value of officers' life insurance policies        (766)       (620)       (633)
      Amortization of investment security premiums and accretion of
        discounts                                                                   376         (67)       (245)
      Amortization of intangible assets                                             510         676          73
                                                                              ---------   ---------   ---------
        Cash provided by operating activities                                    14,743      16,847      13,366
Cash flows from investing activities
      Proceeds from calls, repayments, maturities and  sales of
        available-for-sale securities                                            67,071      36,104      33,505
      Proceeds from calls, repayments and maturities of
        held-to-maturity securities                                                 204         751         529
      Purchase of available-for-sale securities                                 (21,207)    (30,058)    (97,707)
      Purchase of held-to-maturity securities                                        --         (65)        (50)
      Proceeds from broker                                                        9,225
      Purchase of restricted securities                                          (4,783)     (3,629)     (5,130)
      Redemptions of restricted securities                                        6,919       5,462       4,347
      Loans made to customers, net                                             (134,761)   (157,809)   (128,328)
      Payment for Bank of Smithtown Insurance Agents and Brokers, Inc.           (1,561)     (1,596)     (1,493)
      Payment for acquisition of Payne & Palmieri insurance company                (322)         --          --
      Purchase of premises and equipment                                         (4,001)     (4,132)     (4,789)
                                                                              ---------   ---------   ---------
        Cash used in investing activities                                       (83,216)   (154,972)   (199,116)
Cash flows from financing activities
      Net increase in demand deposits, money market, NOW and savings            131,021      69,555      47,086
      Increase (decrease) in time deposits                                      (32,537)    125,837     135,525
      Cash dividends paid                                                        (1,496)     (1,422)     (1,363)
      Federal Home Loan Bank term advances                                           --      10,000          --
      Maturities of Federal Home Loan Bank term advances                        (35,000)    (17,000)     (5,000)
      Net increase (decrease) in overnight borrowings                            (3,680)    (41,369)     13,449
      Proceeds from subordinated debt issuance                                       --       7,000          --
      Purchase of treasury stock                                                     --        (323)       (113)
                                                                              ---------   ---------   ---------
        Cash provided by financing activities                                    58,308     152,278     189,584
                                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                            (10,165)     14,153       3,834
Cash and cash equivalents, beginning of period                                   27,620      13,467       9,633
                                                                              ---------   ---------   ---------
Cash and cash equivalents, end of  period                                     $  17,455   $  27,620   $  13,467
                                                                              =========   =========   =========

Supplemental disclosures of cash flow information
   Cash paid during the year for:
      Interest                                                                $  37,837   $  27,893   $  15,709
      Income taxes                                                               10,523       6,055       7,154
Schedule of noncash activities
   Loans transferred to other real estate owned                               $      --   $   6,972   $      --
   Investment securities maturities in process of collection                         --       9,225          --
   Issuance of common stock to Employee Stock
      Ownership Plan                                                                225          --          --

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

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Smithtown Bancorp, its wholly owned bank subsidiary, Bank of Smithtown, and Bank of Smithtown's wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc. and BOS Preferred Funding, Inc.. All material inter-company transactions and balances have been eliminated.

During May 2006 and April 2007, the Company effected a three-for-two split of common stock and a 10% stock dividend, respectively. All references in the accompanying consolidated financial statements and notes thereto relating to earnings per share and share data have been retroactively adjusted to reflect these splits.

Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust, investment management and insurance services. As a state bank, the Bank is subject to regulation by the New York State Banking Department. For the year ended December 31, 2006 the Bank was also a member of the Federal Reserve Bank of New York, and as such was also subject to regulation and examination by them. During 2007, Bank of Smithtown withdrew its membership from the Federal Reserve Bank of New York and came under the supervision and examination of the Federal Deposit Insurance Corporation.

The area served by Smithtown Bancorp is the north shore of Long Island, New York, principally from Port Washington to Wading River, and services are provided at branch offices.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair values of financial instruments and postretirement benefit obligations are particularly subject to change.

Cash Flows

For the purposes of the statements of cash flows, the Company considers cash and due from banks, including deposits with other financial institutions under 90 days and federal funds sold, as cash and cash equivalents. Net cash flows are reported for loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased and other borrowings.

SAB 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" ("SAB 108"), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB
108. The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006. Included in this cumulative effect adjustment are the following items and amounts, net of tax where applicable, each of which resulted in a decrease to retained earnings:

Nature of adjustment:            Amount             Year Entry Arose
-----------------------          ------          ------------------------

Incentive compensation           $  804               Prior to 2003
Deferred taxes                      387               Prior to 2003
Deferred leases                     149          Accumulated through 2005
Intangible amortization             283               2004 and 2005
                                 ------
                                 $1,623
                                 ======

Management considered the above amounts previously to be immaterial. The total of $1,623 appears on the consolidated statements of changes in stockholders' equity as an adjustment to closing retained earnings as of December 31, 2005 (opening balance of January 1, 2006).

Adoption of New Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative effect adjustment to retained earnings. The adoption of SFAS No. 156 did not have a material impact on the Company's consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. The impact to the Company will be an approximate reduction to retained earnings of $200.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value through Earnings" ("SAB 109"). Previously, SAB 105, "Application of Accounting Principles to Loan Commitments", stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank of $765 was required to meet regulatory reserve and clearing balance requirements at December 31, 2007 and 2006. These balances do not earn interest. The average amount of these reserve balances for the years ended December 31, 2007 and 2006 were $848 and $891, respectively.

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

Restricted Securities

Restricted securities, as reported on the balance sheet, are comprised of Federal Home Loan Bank ("FHLB") stock and are carried at cost. The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. The Bank held $2,113 of FHLB stock at December 31, 2007. FHLB stock is periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank was a member of the Federal Reserve Bank of New York during 2006, and as such held stock of the Federal Reserve Bank with a book value of $596 at December 31, 2006. The stock had no maturity and paid dividends at the rate of 6.00% for 2006. The Bank is no longer a member of the Federal Reserve Bank of New York and does not hold Federal Reserve Bank stock.

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

        Premises                                         25 to 30 years
        Leasehold improvements                            5 to 15 years
        Furniture and equipment                           3 to 10 years

Company Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company's ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company's financial condition or results of operation.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and such impairment will be recognized in the period identified. Other intangible assets consist of customer relationships and covenants not to compete, each of which relate to the acquisition of Bank of Smithtown Insurance Agents and Brokers Inc., and the Payne and Palmieri Agency acquisition, as well as trademark, which relates to Bank of Smithtown's proposition statement. Customer relationships and covenants not to compete are initially measured at fair value and then are amortized over their estimated useful lives using a declining balance method.

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

The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in OREO are periodically valued through appraisals and are carried at estimated fair value based on management's evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions. At December 31, 2007 and 2006, the Company carried $6,972 of other real estate owned.

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

Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, and gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company includes the changes in the funded status of benefit plans and unrealized holding gains or losses on available for sale securities. Such gains or losses are net of reclassification adjustments for realized gains or losses on sales of available for sale securities.

Dividends

Cash available for dividend distribution to stockholders of the Company must initially come from dividends paid by the Bank to the Company. The approval of the Regional Administrator of National Banks is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income of that year combined with its retained earnings of the preceding two years. The Bank had approximately $34,841 available as of December 31, 2007, which may be paid to the Company as a dividend without prior approval.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as standby letters of credit that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

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

Postretirement Benefits

The Company accounts for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", ("SFAS 132"). These statements require that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

Income Taxes

The tax provision as shown in the consolidated statements of income relates to items of income and expense reflected in the statements after appropriate deduction of tax-free income, principally, nontaxable interest from obligations of state and political subdivisions and income related to cash surrender value of Company owned life insurance. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries are subject to federal income tax as well as income tax of the state of New York. The Company is no longer subject to an examination by taxing authorities for years before 2004.

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

Dividend Reinvestment Plan

The Company offers a dividend reinvestment plan to its shareholders as a convenient method of acquiring additional shares of stock. Shares may be purchased at fair market value either through reinvestment of dividends or optional cash payments without brokerage commission or service charges.

Note B. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                                Gross       Gross
                                                                   Fair      Unrealized   Unrealized
                                                                   Value        Gains       Losses
                                                                 ---------   ----------   -----------
December 31, 2007
   Obligations of U.S. government agencies                       $  32,394   $       79   $       (3)
   Mortgage-backed securities                                        7,619            7          (10)
   Obligations of state and political subdivisions                   6,312           22          (13)
   Other securities                                                  8,567           --         (132)
                                                                 ---------   ----------   ----------
      Total                                                      $  54,892   $      108   $     (158)
                                                                 =========   ==========   ==========

December 31, 2006
   Obligations of U.S. government agencies                       $  84,713   $        1   $     (536)
   Mortgage-backed securities                                        2,972           14           (8)
   Obligations of state and political subdivisions                   8,943           47          (57)
   Other securities                                                  3,968            6           (3)
                                                                 ---------   ----------   ----------
      Total                                                      $ 100,596   $       68   $     (604)
                                                                 =========   ==========   ==========

The carrying amount, gross unrealized gains and losses and fair value of securities held to maturity were as follows:

                                                                                Gross       Gross
                                                                  Carrying   Unrealized   Unrealized      Fair
                                                                   Amount       Gains       Losses        Value
                                                                 ---------   ----------   -----------   --------
December 31, 2007
   Mortgage-backed securities                                    $       8   $       --   $       --    $      8
   Obligations of state and political subdivisions                     202            2           --         204
                                                                 ---------   ----------   ----------    --------
      Total                                                      $     210   $        2   $       --    $    212
                                                                 =========   ==========   ==========    ========

December 31, 2006
   Mortgage-backed securities                                    $      41   $       --   $       --    $     41
   Obligations of state and political subdivisions                     374            4           (1)        377
                                                                 ---------   ----------   ----------    --------
      Total                                                      $     415   $        4   $       (1)   $    418
                                                                 =========   ==========   ==========    ========

The following table presents the amortized costs of and estimated fair values of securities by contractual maturity at December 31, 2007:

                                                                   Available
                                                                   for Sale            Held to Maturity
                                                                                   Carrying
                                                                   Fair Value       Amount       Fair Value
                                                                 -------------   ------------   ------------
Type and Maturity Grouping

Obligations of U.S. government agencies
   Within 1 year                                                 $       4,077   $         --   $         --
   After 1 year, but within 5 years                                     21,311             --             --
   After 5 years, but within 10 years                                    7,006             --             --
                                                                 -------------   ------------   ------------
      Total obligations of U.S. government agencies              $      32,394   $         --   $         --
                                                                 =============   ============   ============
Mortgage-backed securities
   After 1 year, but within 5 years                              $          --   $          8   $          8
   After 10 years                                                        7,619             --             --
                                                                 -------------   ------------   ------------
      Total mortgage-backed securities                           $       7,619   $          8   $          8
                                                                 =============   ============   ============

Obligations of state and political subdivisions
   Within 1 year                                                 $       1,835   $        103   $        104
   After 1 year, but within 5 years                                      1,952             99            100
   After 5 years, but within 10 years                                    1,038             --             --
   After 10 years                                                        1,487             --             --
                                                                 -------------   ------------   ------------
      Total obligations of state and political subdivisions      $       6,312   $        202   $        204
                                                                 =============   ============   ============

Other securities
   After 1 year, but within 5 years                              $       3,080   $         --   $         --
   After 5 years, but within 10 years                                      480             --             --
   After 10 years                                                        5,007             --             --
                                                                 -------------   ------------   ------------
      Total other securities                                     $       8,567   $         --   $         --
                                                                 =============   ============   ============

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of U.S. government agencies, mortgage-backed securities and obligations of state and political subdivisions having an amortized cost of $45,745 and an estimated fair value of $45,813 were pledged to secure public deposits, treasury tax and loan deposits and advances.

The following table presents the sales of available for sale securities:

                                                                          2007           2006           2005
                                                                 -------------   ------------   ------------
Proceeds                                                         $       7,599   $     12,957   $     13,821
Gross gains                                                                 49            248             54
Gross losses                                                                --             54             41

The Bank has invested $93 in the Community Building Fund, LLC. This consortium of banks provides loans to low-income homeowners. The Bank has also made a capital contribution of $157 to the New York Bankers Association, Inc.

Securities with unrealized losses at yearend 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

As of December 31, 2007

                                             Less than 12 Months        12 Months or More              Total
                                           ------------------------  ------------------------  ------------------------
                                              Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
Description of Securities                     Value        Loss         Value        Loss         Value        Loss
----------------------------------------   ----------   -----------  ----------   -----------  ----------   -----------
Securities available for sale:
   Obligations of U.S.
     government agencies                   $       --   $       --   $    4,072   $       (3)  $    4,072   $       (3)
   Mortgage-backed securities                   6,766          (10)          --           --        6,766          (10)
   Obligations of state and
     political subdivisions                        --           --        2,140          (13)       2,140          (13)
   Other securities                             6,087         (132)          --           --        6,087         (132)
                                           ----------   ----------   ----------   ----------   ----------   ----------
       Total temporarily
         impaired                          $   12,853   $     (142)  $    6,212   $      (16)  $   19,065   $     (158)
                                           ==========   ==========   ==========   ==========   ==========   ==========

As of December 31, 2006

                                             Less than 12 Months        12 Months or More               Total
                                           ------------------------  ------------------------  ------------------------
                                              Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
Description of Securities                     Value        Loss         Value       Loss          Value        Loss
----------------------------------------   ----------   -----------  ----------   -----------  ----------   -----------
Securities available for sale:
   Obligations of U.S.
     government agencies                   $   19,836   $      (39)  $   62,879   $     (497)  $   82,715   $     (536)
   Mortgage-backed securities                     775           --        1,171           (8)       1,946           (8)
   Obligations of state and
     political subdivisions                       617           (1)       4,735          (56)       5,352          (57)
   Other securities                               997           (3)          --           --          997           (3)
                                           ----------   ----------   ----------   ----------   ----------   ----------
       Total temporarily
         impaired                          $   22,225   $      (43)  $   68,785   $     (561)  $   91,010   $     (604)
                                           ==========   ==========   ==========   ==========   ==========   ==========

There were no gross unrealized losses on securities held to maturity at December 31, 2007 and $1 at December 31, 2006. The unrealized losses on all securities have not been recognized into income because the bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

Note C. Loans

Loans as of December 31 consisted of the following:

                                                                                      2007          2006
                                                                                 ---------    ----------
Real estate loans, construction                                                  $ 296,397    $  219,641
Real estate loans, other
   Commercial                                                                      425,983       391,758
   Residential                                                                     211,609       191,550
   Agricultural                                                                         --         1,695
Commercial and industrial loans                                                     48,124        43,775
Loans to individuals for household, family and other personal expenditures           3,670         2,471
All other loans (including overdrafts)                                                 726           367
                                                                                 ---------    ----------
Total loans, gross                                                                 986,509       851,257
Less: deferred fees                                                                  2,591         1,999
      allowance for loan losses                                                      8,250         7,051
                                                                                 ---------    ----------
   Loans, net                                                                    $ 975,668    $  842,207
                                                                                 =========    ==========

At December 31, 2007 and 2006, the Company had a total of $386.5 million and $350.5 million in interest only mortgage loans. These loans pose a potentially higher credit risk because of the lack of principal amortization. However, management believes the risk is mitigated through the Company's loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses was as follows:

                                                     2007      2006        2005
                                                 --------   -------   ---------
Beginning balance                                $  7,051   $ 5,964   $   4,912
Add:
   Recoveries                                          46       151          96
   Provision charged to current expense             1,300     1,500       1,200
                                                 --------   -------   ---------
      Total                                         8,397     7,615       6,208
Less: charge-offs                                     147       564         244
                                                 --------   -------   ---------
   Balance, December 31                          $  8,250   $ 7,051   $   5,964
                                                 ========   =======   =========

There was one impaired loan at December 31, 2007 in the amount of $328 and none at December 31, 2006. The amount of the allowance for loan losses allocated to this loan was $219. The average recorded investment in impaired loans during the twelve months ended December 31, 2007, 2006 and 2005 was $88, $2,042 and $70, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Any cash receipts received on impaired loans would first be applied to principal outstanding and then to accrued interest.

At December 31, 2007 and 2006, loans with unpaid principal balances on which the Bank is no longer accruing interest income totaled $328 and $12, respectively. At December 31, 2007 and 2006, there was $347 and $16 of loans past due 90 days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at December 31 follows:

                                                           2007    2006    2005
                                                          -----   -----   -----
Gross interest income which would have been recorded
   during the year under original contract terms          $   9   $ 136   $   4
Gross interest income recorded during the year               --      --       1

Note D. Premises and Equipment

Premises and equipment as of December 31, 2007 and 2006 were as follows:

                                                               2007        2006
                                                          ---------   ---------
Land                                                      $     321   $     321
Premises                                                      6,129       6,125
Leasehold improvements                                       17,854      14,544
Furniture and equipment                                       9,325       8,664
                                                          ---------   ---------
   Subtotal                                                  33,629      29,654
Less: accumulated depreciation and amortization              11,018       9,056
                                                          ---------   ---------
   Total premises and equipment                           $  22,611   $  20,598
                                                          =========   =========

As of December 31, 2007, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year were as follows:

            2008                                      $      2,121
            2009                                             2,232
            2010                                             2,196
            2011                                             2,186
            2012                                             2,102
            Years after 2012                                 8,561
                                                      ------------
               Total                                  $     19,398
                                                      ============

A number of leases include escalation provisions relating to real estate taxes and expenses. Individual office rental expenses range from $1.5 to $60.4 per month with escalation provisions tied to the consumer price index or, in some offices, with a straight line annual increase averaging 2%. Rental expenses for all leases on premises and equipment amounted to $1,504 in 2007, $1,486 in 2006 and $1,303 in 2005. The above table includes rental commitments for three of the new branch locations for which leases have been executed. These branches are expected to be opened in 2008. The remaining five branches for which leases have been signed are not included in the above schedule due to the uncertainty of their opening dates in 2009 and thereafter. The total commitment under these initial lease terms is $24,032 over a period ranging from ten to forty nine years.

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

The purchase price paid by the Bank is comprised of two components. At closing, $1 million was paid to the stockholders of Seigerman-Mulvey Co., Inc. On each of the next three anniversary dates of the acquisition, the prior stockholders were paid an amount equal to one hundred twenty percent of the income before taxes generated by the acquired company. These amounts were recorded as an increase to the purchase price as paid. In September 2007, the final payment was made. Bank of Smithown Insurance Agents & Brokers, Inc., (a wholly-owned subsidiary of Bank of Smithtown), acquired all the assets of Payne & Palmieri Inc., an independent insurance agency located in East Setauket, NY. The total purchase price was $587, of which $288 was paid in cash. The remaining $299 is payable over a period of thirty six months. At December 31, 2007, $30 had been paid on this note payable, leaving a remaining balance of $269 at yearend.

      The change in balance for goodwill during 2007 and 2006 was as follows:

                                                               2007        2006
                                                          ---------   ---------
Beginning of year                                         $   2,077   $     481
Payment for Seigerman-Mulvey Co., Inc. acquisition            1,561       1,596
Payment for Payne & Palmieri acquisition                        285          --
Impairment                                                       --          --
                                                          ---------   ---------
End of year                                               $   3,923   $   2,077
                                                          =========   =========

Acquired intangible assets were as follows at Dec. 31:

                                                                 2007                         2006
                                                    ----------------------------   ----------------------------
Customer relationships and covenant not                 Gross                          Gross
to compete                                            Carrying      Accumulated       Carrying     Accumulated
                                                       Amount       Amortization       Amount      Amortization
                                                    -------------   ------------   -------------   ------------
Seigerman-Mulvey Co., Inc.                          $       2,720   $      1,725   $       2,720   $      1,246
Payne & Palmieri                                              302             31              --             --

Aggregate amortization expense was $510 and $676 for 2007 and 2006. The Bank recorded $473 of amortization expense ($283 net of tax) as a cumulative effect adjustment to beginning retained earnings in 2006 in accordance with SAB 108. Refer to Note A for further discussion.

The amortization of intangibles should result in the following estimated expense for each of the next five years:

                       2008                                         $       426
                       2009                                                 340
                       2010                                                 246
                       2011                                                 185
                       2012                                                  28
Note F.  Deposits

At December 31, 2007 and 2006, time deposits in principal amounts of $100 thousand or more were $167,649 and $176,358. Interest expense on such deposits for the years ended December 31, 2007, 2006 and 2005 was $7,848, $6,082 and $3,290.

The following table sets forth the remaining maturities of the Bank's time deposits at December 31, 2007.

                          2008                              $   298,153
                          2009                                   51,013
                          2010                                   34,697
                          2011                                    1,229
                          2012                                   15,011
                                                            -----------
                          Total                             $   400,103
                                                            ===========

Note G. Other Borrowings

Federal Home Loan Bank of New York

The Bank has available to it various lines of credit from the Federal Home Loan Bank of New York ("FHLBNY"). The borrowing limit at FHLBNY is calculated at 25% of the Bank's total average assets and is subject to specific collateral requirements.

Each advance is payable at its maturity date and carries a fixed rate of interest as well as a prepayment penalty.

Scheduled repayments and maturities of advances from FHLBNY were as follows at December 31,

                                                  2007                        2006
                                         Weighted                   Weighted
                                       Average Rate     Amount     Average Rate       Amount
                                       ------------   ----------   ------------   --------------
Maturing in 2007                             --%      $       --       3.95%      $       34,580
Maturing in 2008                           4.07           10,900       4.07               10,000
Maturing in 2009                           4.17           10,000       4.17               10,000
Maturing in 2011                             --               --       4.69                5,000
                                                      ----------                  --------------
                                           4.12%      $   20,900       4.07%      $       59,580
                                                      ==========                  ==============

These borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement at December 31, 2007 and 2006. Other collateral includes securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to $256,385. Unused borrowing capacity at FHLBNY at December 31, 2007 and 2006 was $235,485 and $121,188. At December 31, 2007 and 2006 the Company had aggregate lines of credit of $28,000 and $23,000, respectively, with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. There were no outstanding balances at yearend 2007 or 2006.

Note H. Employee Stock Ownership Plan and Other Postretirement Benefits

The Company has established an Employee Stock Ownership Plan for substantially all of its employees. The ESOP serves as the Bank's pension plan. Eligibility requirements for the ESOP include one year of continuous service, 1,000 hours and attaining an age of 21. Eligible compensation is defined as gross wages less any costs for group term life insurance applicable to the employee. Contributions to the ESOP are in the form of cash and are made at the discretion of the Board of Directors. The ESOP may use this contribution to either purchase or issue shares of Company stock, which are then allocated to eligible participants. ESOP benefits are 100% vested after five years of service with the Bank. Forfeitures are reallocated among participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service and may be payable in cash or stock. The Bank reported a net expense of $225, $202, and $180 related to the ESOP for the years ended December 31, 2007, 2006 and 2005. During 2007, 2006 and 2005, the ESOP used the Bank's contribution to issue 9,324 and to purchase 11,302 and 11,459 shares of common stock at an average cost of $24.13, $17.87 and $15.71 per share. The 2007 contribution represents 2.89% of eligible compensation. As of December 31, 2007 and 2006, the ESOP held 422,071 and 433,854 allocated shares. There were no unallocated shares in the ESOP effective December 31, 2007 and 2006. ESOP shares are included in weighted average shares outstanding in the calculation of earnings per share.

The Bank sponsors a postretirement medical and life insurance plan for a closed group of prior employees. The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending December 31, 2007 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

                                                        Retiree Health Benefits
                                                            2007           2006
                                                       ---------   ------------
Change in benefit obligation
   Obligation at January 1                             $     283   $        309
   Interest cost                                              15             16
   Actuarial gain                                            (50)           (20)
   Benefit payments                                          (23)           (22)
                                                       ---------   ------------
     Obligation at December 31                         $     225   $        283
                                                       =========   ============
Change in fair value of plan assets
   Employer contributions                              $      23   $         22
   Benefit payments                                          (23)           (22)
                                                       ---------   ------------
     Fair value of plan assets at December 31          $      --   $         --
                                                       =========   ============

   Funded status at December 31                        $    (225)  $       (283)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

                                                            2007           2006
                                                       ---------   ------------
Transition obligation                                  $    (158)  $       (190)
Net actuarial gain                                           190            148
                                                       ---------   ------------
                                                       $      32   $        (42)
                                                       ---------   ------------

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the plans for the years 2007, 2006 and 2005:

                                                                              Retiree Health Benefits
                                                                              2007        2006         2005
                                                                         ----------  ----------  -----------
Interest cost                                                            $      15   $      16   $       18
Amortization of unrecognized transition obligation                              32          32           32
Amortization of net gain                                                        (8)         (7)          (6)
                                                                         ---------   ---------   ----------
   Net periodic benefit cost                                                    39          41           44
                                                                         ---------   ---------   ----------

Net gain                                                                       (42)         --           --
Amortization of transition obligation                                          (32)         --           --
                                                                         ---------   ---------   ----------
   Total recognized in other comprehensive income                              (74)         --           --
   Total recognized in net periodic benefit cost and other
     comprehensive income                                                $     (35)  $      41   $       44
                                                                         =========   =========   ==========

The estimated net (gain) loss, transition obligation and prior service costs for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are ($12), $32 and $0, respectively.

The assumptions used in the measurement of the Bank's benefit obligation are shown in the following table:

                                                                              Retiree Health Benefits
Weighted average assumptions as of December 31                             2007        2006        2005
                                                                         ---------   ---------   ----------
Discount                                                                   6.00%       5.70%       5.40%
Initial rate for health care costs                                         8.50%       9.00%       9.50%
Ultimate rate for health care costs                                        5.00%       5.00%       5.00%
Ultimate year of health care costs                                         2015        2015        2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                                   1%         1%
                                                                                Increase   Decrease
Effect on total of service and interest cost components net of periodic
   postretirement health care benefit cost                                      $     21   $    (21)
Effect on health care component of the accumulated postretirement
   benefit obligation                                                                360       (354)

Contributions

Since the plan holds no assets, the Bank does not expect to contribute to its plan in 2008 other than to fund the payments for the benefits described in the table below.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                        Benefits
                                                        --------
                    2008                                $   29
                    2009                                    25
                    2010                                    25
                    2011                                    25
                    2012                                    25
                    Years 2013-2017                         88

Note I. Other Pension Plans

The Bank established a 401(k) Defined Contribution Plan (the "Plan"). All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of their compensation, up to a maximum of $15.5 for 2007. Employees who have attained age 50 may contribute an additional $5, or a total of $20.5. The Plan requires that the Bank match 50% of an employee's contribution up to a maximum of 3%. The Bank's 401(k) contributions for 2007, 2006 and 2005 amounted to $198, $154 and $137.

The Bank has adopted a nontax-qualified Executive and Director Incentive Retirement Plan. While this plan is to be funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank to the plan, which for executive officers is up to 10% of the officer's salary for the prior fiscal year and for directors, is up to 25% of the director's fees for the prior fiscal year. The award will be deferred into an account that will be credited with interest at a rate based upon the growth rate of the Company's stock for the plan year. The benefit may be paid in 180 equal monthly installments or a lump sum at normal retirement. If the participant attains the age of 55 and has completed 15 years of service, he/she may elect early retirement and may receive the balance in the deferral account on the early retirement date. In case of the participant's early termination prior to early retirement, the executive is entitled to a benefit equal to his or her vested portion of the account balance on the termination date. In the event of the participant's termination of employment due to disability, the participant may request to receive a disability benefit equal to the account balance at the date of termination. The incentive retirement plan has five executives and five director participants. Total contributions accrued under the plan for the years 2007 and 2006 were $142 and $130. The Bank has a similar group term replacement life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides postretirement life insurance up to a maximum of two and one half times annual salary. At December 31, 2007 and 2006, the combined value of these insurance policies was $14,873 and $14,269.

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

During 2004 the Bank entered into a non-qualified Supplemental Executive Retirement Agreement ("SERA") for the Chief Executive Officer. The benefit provided to him by the SERA is calculated at seventy percent of his final three-year average base salary reduced by various offsets including employer contributions under the 401(k) Plan, the Executive Incentive Retirement Plan, as well as by a percentage of his Social Security benefit. The cost of the SERA is partially offset by gains recognized on life insurance policies having a cash value at yearend 2007 and 2006 of $4,088 and $3,926.

The following tables provide a reconciliation of the changes in the plan's benefit obligation over the two-year period ending December 31, 2007 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

                                                        Retiree Health Benefits
                                                            2007           2006
                                                        --------       --------
Reconciliation of benefit obligation
   Obligation at January 1                              $    684       $    318
   Service cost                                              312            228
   Interest cost                                              53             26
   Loss                                                      198            112
                                                        --------       --------
     Obligation at December 31                          $  1,247       $    684
                                                        ========       ========

     Fair value of plan assets at December 31           $     --       $     --
                                                        ========       ========

   Funded status at December 31                         $ (1,247)      $   (684)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

                                                            2007           2006
                                                        --------       --------
Net actuarial loss                                      $   (289)      $     --

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the SERA for the years 2007, 2006 and 2005:

                                                            2007           2006           2005
                                                        --------       --------       --------
Service cost                                            $    312       $    228       $    266
Interest cost                                                 53             26              9
Amortization of net loss                                      21             --             --
                                                        --------       --------       --------
   Net periodic benefit cost                                 386            254            275

Net loss                                                     289             --             --
                                                        --------       --------       --------
   Total recognized in other comprehensive income            289             --             --

   Total recognized in net periodic benefit cost and
     other comprehensive income                         $    675       $    254       $    275
                                                        ========       ========       ========

The accumulated benefit obligation was $668 and $296 at yearend 2007 and 2006.

The assumptions used in the measurement of the Bank's benefit obligation are shown in the following table:

                                                          2007           2006           2005
                                                        --------       --------       --------
Discount                                                  6.00%          6.00%          6.00%
Salary inflation rate                                     5.00%          5.00%          5.00%
Social Security inflation rate                            2.75%          2.75%          2.75%

The  estimated  net  loss  that  will  be  amortized  from   accumulated   other
comprehensive income into net periodic benefit cost over the next fiscal year is $67.

Note J. Other Stock-Based Compensation

At the April 19, 2007 Annual Meeting the stockholders of Smithtown Bancorp approved the adoption of the 2007 Stock Compensation Plan ("Predecessor Plan"). This plan shall serve as the successor to the Smithtown Bancorp Restricted Stock Plan on or after April 19, 2007 ("effective date"). All awards previously granted under the

Predecessor Plan will remain in full force and effect and shall continue to be governed by the terms of that plan. The total number of shares of common stock that may be delivered pursuant to awards granted under the Stock Compensation Plan is 874,163. This amount includes the balance of the shares reserved under the Predecessor Plan. The Company established the Stock Compensation Plan to grant awards to any employee, director or independent contractor of the Company or any of its subsidiaries or affiliates. The purpose of the Stock Compensation Plan is to provide the Company with the opportunity to offer incentive awards in order to attract and retain high level officers and directors and to motivate them to continue their relationship with the Company and thereby align their interests and compensation with the long term interests of stockholders.

The Board of Directors elected to issue 17,160 shares under the Predecessor Plan for the 2007 plan year, and to purchase 16,087 and 7,590 shares of stock for the 2006 and 2005 plan years, respectively. Shares issued in 2007 have been adjusted for the 10% stock dividend. Shares issued in 2005 and 2006 have been adjusted for the three for two stock split declared on May 5, 2006 and the 10% stock dividend declared February 27, 2007. Shares were issued during 2007 at a price of $24.13 and purchased during 2006 and 2005 at an average price of $ 20.27 and $14.95, respectively. For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the 2007 Stock Compensation Plan and the Predecessor Plan over the vesting period based on the fair market value of the shares on the date they are awarded. For the twelve month period ended December 31, 2007, 8,168 shares became vested for accounting purposes. The vesting period is generally five years with 20% vesting annually on December 31st for each of the first five years after the award is made. For the twelve month period ended December 31, 2007, 2006 and 2005, the Company recognized approximately $170, $88 and $22 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $68, $34 and $9, respectively.

As of December 31, 2007 and 2006, there was approximately $570 and $326 of unrecognized compensation costs related to nonvested restricted stock plan shares. These costs are expected to be recognized over a period of 4 years.

A summary of the status of the Company's nonvested restricted stock plan shares for the year ended 2007 is as follows:

                                                             Wtd. Average Grant
                                                Shares         Date Share Value
                                             -------------   ------------------
Nonvested at beginning of period                    17,424         $ 18.73
Granted                                             17,160           24.13
Vested                                              (8,168)          20.82
                                             -------------
Nonvested at end of period                          26,416           21.59
                                             =============

The fair value of nonvested stock awards at December 31, 2007 was $585. The fair value of vested stock awards during 2007 and 2006, at their respective vesting dates, was $181 and $117.

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

Note L. Related Party Transactions

Loans to principal officers, directors and their affiliates in 2007 were as follows:

           Beginning balance                       $ 2,688
           New loans                                   440
           Repayments                                  360
                                                   -------
              Ending balance                       $ 2,768
                                                   =======

Deposits from principal officers, directors and their affiliates at yearend 2007 and 2006 were $12,535 and $12,330.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At yearend 2007 and 2006, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios are presented below as of December 31, 2007 and 2006:

                                                                              To Be Well
                                                                           Capitalized Under
                                                          For Capital      Prompt Corrective
                                       Actual          Adequacy Purposes   Action Provisions
                                 --------------------  ------------------  ------------------
                                   Amount     Ratio     Amount     Ratio    Amount     Ratio
                                 ----------  --------  ---------  -------  --------   -------
December 31, 2007
Total capital to risk-
   weighted assets
   Consolidated                  $ 101,658     10.67%  $ 76,243     8.00%  $     NA       NA%
   Bank                            100,658     10.56     76,202     8.00     95,252    10.00
Tier 1 (core) capital to risk-
   weighted assets
   Consolidated                     93,186      9.78     38,121     4.00         NA       NA
   Bank                             92,096      9.67     38,101     4.00     57,151     6.00
Tier 1 (core) capital to
   average assets
   Consolidated                     93,186      8.45     44,129     4.00         NA       NA
   Bank                             92,096      8.35     44,110     4.00     55,137     5.00

December 31, 2006
Total capital to risk-
   weighted assets
   Consolidated                  $  88,835     10.62%  $ 66,919     8.00%  $     NA       NA%
   Bank                             87,761     10.49     66,929     8.00     83,662    10.00
Tier 1 (core) capital to risk-
   weighted assets
   Consolidated                     81,662      9.76     33,468     4.00         NA       NA
   Bank                             80,588      9.63     33,474     4.00     50,211     6.00
Tier 1 (core) capital to
   average assets
   Consolidated                     81,662      7.94     41,140     4.00         NA       NA
   Bank                             80,588      7.83     41,169     4.00     51,461     5.00

Note N. Income Taxes

Income tax expense for the years ended December 31 was as follows:

                                                    2007        2006       2005
                                               ----------  ----------  ---------
Federal:
   Current                                     $   9,015   $   7,506   $  5,952
   Deferred                                       (1,823)       (516)      (732)
                                               ---------   ---------   --------
     Total federal                                 7,192       6,990      5,220
New York State:
   Current                                         1,091         787      1,874
   Deferred                                         (509)        (83)      (339)
                                               ---------   ---------   --------
     Total New York State                            582         704      1,535
                                               ---------   ---------   --------
       Total provision for income taxes        $   7,774   $   7,694   $  6,755
                                               =========   =========   ========

A reconciliation of the federal statutory tax rate to the required tax rate based on income before income taxes is as follows:

                                                   2007                 2006                 2005
                                                          % of                 % of                % of
                                              Tax       Pretax      Tax      Pretax      Tax     Pretax
                                             Amount     Income    Amount     Income    Amount    Income
                                            --------   -------   --------   -------   --------   ------
Federal statutory rate                      $  7,717     35.00%  $  7,581     35.00%  $  6,059    34.00%
Increase (reduction) of taxes
   resulting from:
      Effect of additional tax brackets           --        --         --        --        163     0.91
      Tax exempt interest                        (80)    (0.36)      (152)    (0.70)      (142)   (0.80)
      Tax exempt increase in
         cash value of company
         owned life insurance                   (268)    (1.22)      (217)    (1.00)      (219)   (1.23)
      State income taxes net of
         federal income tax benefit              377      1.71        458      2.11      1,013     5.69
      Other                                       28      0.13         24       .11       (119)   (0.67)
                                            --------   -------   --------   -------   --------   ------
         Total provision for income taxes   $  7,774     35.26%  $  7,694     35.52%  $  6,755    37.90%
                                            ========   =======   ========   =======   ========   ======

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $4,834 and $2,614 as of yearend 2007 and 2006.

Yearend deferred tax assets and liabilities were due to the following:

                                                         December 31, 2007                            December 31, 2006
                                            ------------------------------------------   ------------------------------------------
                                              Federal deferred        New York State        Federal deferred       New York State
                                            tax asset (liability)   deferred tax asset   tax asset (liability)   deferred tax asset
                                                                       (liability)                                   (liability)
Allowance for loan losses                           $  2,660               $   648               $ 2,268                 $  570
Depreciation                                            (370)                   54                  (710)                  (159)
Postretirement benefits                                   72                    19                    90                     26
Unrealized gain or loss on securities                     27                     7                   182                     49
Deferred compensation plan                               165                    44                   667                    189
Purchase accounting adjustments                         (405)                 (109)                 (469)                  (133)
Deferred loan fees, net                                  844                   228                   636                    181
Undistributed earnings of Bank subsidiary               (650)                  (66)                 (658)                   (71)
Deferred lease expense                                   159                    43                   120                     34
Reserve for SERA                                         399                   108                   178                     52
Reserve for deferred incentive plan                      467                   126                   358                    104
Other                                                    339                    25                  (690)                  (200)
                                                    --------               -------               -------                 ------
   Total                                            $  3,707               $ 1,127               $ 1,972                 $  642
                                                    ========               =======               =======                 ======

Note O. Smithtown Bancorp (parent company only)

Balance Sheets

                                                              As of December 31,
                                                              ------------------
                                                                  2007      2006
                                                              --------  --------
ASSETS
   Cash and cash equivalents                                  $  1,181  $  1,129
   Prepaid expense                                                 299       334
   Investment in subsidiary                                     97,228    83,950
   Common stock                                                    217       217
                                                              --------  --------
     Total assets                                             $ 98,925  $ 85,630
                                                              ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Cash dividends payable                                     $    392  $    355
   Interest payable                                                214       217
   Subordinated debt                                            18,217    18,217
   Due to bank subsidiary                                           --        34
                                                              --------  --------
     Total liabilities                                          18,823    18,823

Stockholders' equity                                            80,102    66,807
                                                              --------  --------
     Total liabilities and stockholders' equity               $ 98,925  $ 85,630
                                                              ========  ========

Statements of Income

                                                                  Year ended December 31,
                                                              ------------------------------
                                                                  2007       2006       2005
                                                              --------   --------   --------
Income
   Dividends from subsidiary                                  $  3,185   $  2,869   $  2,261
Expenses                                                         1,635      1,475        856
                                                              --------   --------   --------

Income before equity in undistributed earnings of subsidiary     1,550      1,394      1,405

Equity in undistributed earnings of subsidiary                  12,725     12,573      9,661
                                                              --------   --------   --------

Net income                                                    $ 14,275   $ 13,967   $ 11,066
                                                              ========   ========   ========

Statements of Cash Flows

                                                                  Year ended December 31,
                                                              ------------------------------
                                                                  2007       2006       2005
                                                              --------   --------   --------
Cash flows from operating activities
Net income                                                    $ 14,275   $ 13,967   $ 11,066
Adjustments to reconcile net income to net cash provided
   by operating activities
Equity in undistributed net earnings of subsidiary             (12,725)   (12,573)    (9,661)
(Increase) decrease in other assets                               (171)       225        103
Increase (decrease) in other liabilities                            (1)        73         58
Amortization of unearned restricted stock awards                   170         88         22
                                                              --------   --------   --------
Net cash provided by operating activities                        1,548      1,780      1,588
Cash flows from investing activities
Capital contribution to subsidiary                                  --     (7,000)        --
                                                              --------   --------   --------
Net cash used in investing activities                               --     (7,000)        --
Cash flows from financing activities
Proceeds from subordinated debt issuance                            --      7,000         --
Cash dividends paid                                             (1,496)    (1,422)    (1,363)
Purchase of treasury stock                                          --       (323)      (113)
                                                              --------   --------   --------
Net cash (used in) provided by financing activities             (1,496)     5,255     (1,476)
Net increase in cash and cash equivalents                           52         35        112
Cash and cash equivalents, beginning of period                   1,129      1,094        982
                                                              --------   --------   --------
Cash and cash equivalents, end of period                      $  1,181   $  1,129   $  1,094
                                                              ========   ========   ========

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

                                                   2007        2006
                                                ---------   ---------
            Standby letters of credit           $  11,929   $   8,080
            Loan commitments outstanding          103,455      65,227
            Unused equity lines                    22,152      21,249
            Unused construction lines             219,056      74,789
            Unused lines of credit                 29,698      30,186
            Unused overdraft lines                    891         812
                                                ---------   ---------
            Total commitments outstanding       $ 387,181   $ 200,343
                                                =========   =========

At December 31, 2007, the Bank's total commitments to extend credit, excluding standby letters of credit were $9,947 at fixed rates and $365,305 at variable rates. Fixed rate commitments have rates ranging from 6% to 18%. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 71 and 60 performance standby letters of credit as of December 31, 2007 and 2006. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

The Bank has agreements (the "Agreements") with Bradley E. Rock, Anita M. Florek, Robert J. Anrig, John A. Romano, Thomas J. Stevens and certain other employees (collectively, the "Executives") which would become effective in the event of a change in control of the Company. The Agreements provide that if the Executives' employment were terminated by the Bank subsequent to a change in control of the Company for any reason other than cause, disability or death, or if the Executive elects to terminate his or her employment following a change in control of the Company because of a diminution of the Executive's compensation or responsibilities or following a breach by the Bank of the Agreement, the Executive would be entitled (a) to receive an amount equal to three times the sum of the Executive's highest salary and incentive compensation paid in the three most recent years preceding the change in control, (b) to receive an amount equal to the contributions and benefits that the Executive would have received for a three year period based on the benefits and contributions paid on the Executive's behalf in the year preceding the Executive's termination, and
(c) to continue to participate in the health benefit plans of the Bank for a period of three years following the termination. The Agreement between the Bank and Mr. Rock also provides that if at any time within one year after a change in control of the Company Mr. Rock elects to terminate his employment with the Bank for any reason, he will receive the amounts and the benefits referred to in the previous sentence. In December 2006, the Agreements were amended to provide that the termination of employment must occur within a certain period of time following the change in control. For Mr. Rock the period is 36 months. For all other Executives, the period is 24 months. A copy of the Agreements was filed as an exhibit to the Form 8-K filed by the Company with the SEC on December 28, 2006.

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

Accrued interest receivable and payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The fair value of off-balance sheet items including loan commitments, unused lines of credit and letters of credit is not material.

The estimated fair values and recorded carrying values of the Bank's financial instruments were as follows: At December 31,

                                              2007                  2006
                                      Carrying       Fair   Carrying       Fair
                                        Amount      Value     Amount      Value
                                      --------   --------   --------   --------
Financial assets
Cash and due from banks               $ 17,401   $ 17,401   $ 27,384   $ 27,384
Federal funds sold                          54         54        236        236
Securities available for sale           54,892     54,892    100,596    100,596
Securities held to maturity                210        212        415        418
Restricted securities                    2,113      2,113      4,249      4,249
Loans                                  983,918    986,186    849,258    844,026
Accrued interest receivable              5,488      5,488      6,038      6,038

Financial liabilities
Deposits                               990,801    993,112    892,317    892,243
Borrowings                              20,900     20,987     59,580     59,835
Subordinated debt                       18,217     18,217     18,217     18,217
Accrued interest payable                 3,350      3,350      3,611      3,611

Note R. Quarterly Results of Operations (Unaudited)

                                                             Year Ended December 31, 2007
                                                         -------------------------------------
                                                          First     Second    Third    Fourth
                                                         Quarter   Quarter   Quarter   Quarter
                                                         -------   -------   -------   -------
Interest income                                          $19,106   $19,574   $20,039   $19,943
Interest expense                                           9,157     9,320     9,554     9,544
                                                         -------   -------   -------   -------
Net interest income                                        9,949    10,254    10,485    10,399
Provision for loan losses                                    400       300       300       300
                                                         -------   -------   -------   -------
Net interest income after provision for loan losses        9,549     9,954    10,185    10,099
Noninterest income                                         2,350     2,335     2,533     2,395
Noninterest expense                                        6,769     6,749     6,792     7,040
                                                         -------   -------   -------   -------
Income before income taxes                                 5,130     5,540     5,926     5,454
Provision for income taxes                                 1,751     1,864     2,107     2,053
                                                         -------   -------   -------   -------

Net income                                               $ 3,379   $ 3,676   $ 3,819   $ 3,401
                                                         =======   =======   =======   =======

Basic earnings per share                                 $  0.35   $  0.38   $  0.39   $  0.35
Diluted earnings per share                                  0.35      0.38      0.39      0.35

                                                             Year Ended December 31, 2006
                                                         -------------------------------------
                                                          First     Second    Third    Fourth
                                                         Quarter   Quarter   Quarter   Quarter
                                                         -------   -------   -------   -------
Interest income                                          $15,032   $16,666   $17,298   $18,785
Interest expense                                           6,125     7,068     7,725     8,646
                                                         -------   -------   -------   -------

Net interest income                                        8,907     9,598     9,573    10,139
Provision for loan losses                                    600       500       300       100
                                                         -------   -------   -------   -------

Net interest income after provision for loan losses        8,307     9,098     9,273    10,039
Noninterest income                                         2,384     2,311     2,510     2,152
Noninterest expense                                        5,983     6,042     6,157     6,231
                                                         -------   -------   -------   -------

Income before income taxes                                 4,708     5,367     5,626     5,960
Provision for income taxes                                 1,630     1,822     1,977     2,265
                                                         -------   -------   -------   -------

Net income                                               $ 3,078   $ 3,545   $ 3,649   $ 3,695
                                                         =======   =======   =======   =======

Basic earnings per share                                 $  0.32   $  0.36   $  0.37   $  0.38
Diluted earnings per share                                  0.32      0.36      0.37      0.38

During the first quarter of 2007, the Company declared a 10% stock dividend that was incorrectly reported at par value of $11 in the Company's quarterly reports on Form 10-Q during 2007. The stock dividend has been correctly reported at fair value of $21,325 by increasing additional paid in capital and decreasing retained earnings at December 31, 2007. There was no impact to total stockholders' equity or per share amounts for any reported periods.

Note S.  Subsequent Events (Unaudited)

Effective March 4, 2008, a trust formed by the Company issued $20 million of floating rate trust preferred securities. The securities will bear interest at 3 month Libor plus 3.75%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par five years from the issuance date. The Company intends to use the proceeds of the sale of the trust preferred securities for general corporate purposes including the funding of additional loans.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9a: Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

Management assessed the Company's system of internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting based on those criteria.

The Company's independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K has issued an attestation report of the Company's internal control over financial reporting. The attestation report of Crowe Chizek and Company LLC appears on page 29.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

Item 10: Directors and Executive Officers

The information contained under the captions "Director Independence", "Election of Directors" (Table I), "Executive Officers" (Table II) and "Corporate Governance and Nominating Committee" in the Registrant's Proxy Statement dated March 13, 2008 are incorporated herein by reference.

Item 11: Executive Compensation

The information contained under the caption "Compensation of Executive Officers and Directors" in the Registrant's Proxy Statement dated March 13, 2008 is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement dated March 13, 2008 is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

The information contained under the caption "Related Party Transactions" in the Registrant's Proxy Statement dated March 13, 2008 is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information contained under the caption "Audit Committee" and "Independent Auditors' Fees" in the Registrant's Proxy Statement dated March 13, 2008 is incorporated herein by reference.

                                     Part IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                INDEX OF EXHIBITS

Exhibit No.   Description
-----------   -----------

    3a        Articles of Incorporation*

    3b        By-Laws amended as of December 27, 2005

    4         By-Laws Page Nos. 2, 11, 12, 13, 14
              Articles of Incorporation Page No. 2*

    9         No voting trust agreements

    10        No material contracts

    13        Annual Report to Stockholders for the year ended December 31, 2007

    18        No change in accounting principles

    19        Reference to Page 1 in Form 10-K

    21        Bank of Smithtown
              Hauppauge, New York 11788

    23        Accountant's Consent

    24        None

    99 Independent Auditor's Report filed on Form 10-K for the year ended December 31, 2007

* Incorporated by reference and filed as a part of the Registrant's Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511, filed on June 6, 1984.

Reports on Form 8-K.

(i)    Current report on Form 8-K (item 8) filed on October 10, 2007.

(ii)   Current report on Form 8-K (item 8) filed on October 26, 2007.

(iii)  Current report on Form 8-K (item 9) filed on November 1, 2007.

(iv)   Current report on Form 8-K (item 8) filed on November 6, 2007.

(v)    Current report on Form 8-K (item 8) filed on November 28, 2007.

(vi)   Current report on Form 8-K (item 8) filed on December 26, 2007.

(vii)  Current report on Form 8-K (item 8) filed on January 14, 2008.

(viii) Current report on Form 8-K (item 9) filed on February 1, 2008.

(ix)   Current report on Form 8-K (item 8) filed on February 26, 2008.

(x)    Current report on Form 8-K (item 8) filed on February 27, 2008.

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

                                      SMITHTOWN BANCORP, INC.
                                      ------------------------------------------
                                      Registrant

Date: 2/28/08                         /s/ BRADLEY E. ROCK
                                      ------------------------------------------
                                      Bradley E. Rock, Chairman, President
                                      and Chief Executive Officer

Date: 2/28/08                         /s/ ANITA M. FLOREK
                                      ------------------------------------------
                                      Anita M. Florek, Executive Vice President
                                      and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRADLEY E. ROCK                   Date 2/28/08
----------------------------------
Bradley E. Rock, Chairman,
 President and Chief Executive
 Officer

/s/ GEORGE H. DUNCAN                  Date 2/28/08
----------------------------------
George H. Duncan, Director

/s/ PATRICK A. GIVEN                  Date 2/28/08
----------------------------------
Patrick A. Given, Director

/s/ MANNY SCHWARTZ                    Date 2/28/08
----------------------------------
Manny Schwartz, Director

/s/ BARRY M. SEIGERMAN                Date 2/28/08
----------------------------------
Barry M. Seigerman, Director

/s/ ROBERT W. SCHERDEL                Date 2/28/08
----------------------------------
Robert W. Scherdel, Director

/s/ PATRICIA C. DELANEY               Date 2/28/08
----------------------------------
Patricia C. Delaney, Director

/s/ SANFORD C. SCHEMAN                Date 2/28/08
----------------------------------
Sanford C. Scheman, Director

/s/ HYUKMUN KWON                      Date 2/28/08
----------------------------------
Hyukmun Kwon, Director