Form 10-Q
period 2008-03-31
SMITHTOWN BANCORP INC
filed 2008-05-08
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock ($.01 Par Value) Outstanding as of May 8, 2008
9,834,477

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	4

	Unaudited Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	5

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Three Months Ended March 31, 2008 and 2007	6

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

	Risk Factors – No change in factors as reported in Registrant’s Annual Report on Form 10-K

Item 2.	Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
				Number
			Total Number of	(or Approximate
			Shares(or Units)	Dollar Value) of
	Total		Purchased as	Shares(or Units)
	Number	Average	Part of Publicly	That May Yet Be
	of Shares	Price	Announced	Purchased Under
	(or Units)	Paid Per	Plans	the Plans
Period	Purchased	Share(or Unit)	or Programs	or Programs
January 1, 2008 – January 31, 2008	0	0	0	874,163
February 1, 2008 – February 29, 2008	0	0	22,000	852,163
March 1, 2008 – March 31, 2008	0	0	0	852,163
Total	0	0	22,000	852,163	(1)

(1)This number represents the numberof shares reserved pursuant to the 2007 Stock Compensation Plan only. The Employee Stock Ownership Plan shares cannot be included here, as there is no defined number of shares reserved for purchase under the provisions of the Plan.

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

(2) Reports on Form 8-K

Other Events – Filed January 14, 2008
Incorporated by Reference
Results of Operation and Financial Condition – Filed February 1, 2008
Incorporated by Reference
Other Events – Filed February 26, 2008
Incorporated by Reference
Other Events – Filed February 27, 2008
Incorporated by Reference
Results of Operation and Financial Condition – Filed April 24, 2008
Incorporated by Reference

Signatures

SMITHTOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of
	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$19,936	$17,401
Federal funds sold	12,458	54
Total cash and cash equivalents	32,394	17,455
Investment securities:
Available for sale:
Obligations of U.S. government agencies	13,896	32,394
Mortgage - backed securities	24,269	7,619
Obligations of state and political subdivisions	5,834	6,312
Other securities	7,581	8,567
Total securities available for sale	51,580	54,892
Held to maturity:
Mortgage-backed securities	3	8
Obligations of state and political subdivisions	202	202
Total securities held to maturity (estimated fair value $205 in 2008 and $212 in 2007)	205	210
Total investment securities	51,785	55,102
Restricted securities	9,048	2,113
Loans	1,124,033	983,918
Less: allowance for loan losses	9,039	8,250
Loans, net	1,114,994	975,668
Bank premises and equipment	23,506	22,611
Other assets
Cash value of company owned life insurance	19,159	18,961
Goodwill	3,923	3,923
Intangible assets	1,276	1,383
Other real estate owned	6,972	6,972
Other	19,687	16,961
Total other assets	51,017	48,200
Total assets	$1,282,744	$1,121,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand (noninterest-bearing)	$108,637	$111,726
Money market	371,028	389,891
NOW	30,681	34,814
Savings	59,167	54,267
Time	404,217	400,103
Total deposits	973,730	990,801
Dividends payable	393	392
Federal Home Loan Bank borrowings	175,000	20,900
Subordinated debt	38,836	18,217
Other liabilities	11,820	10,737
Total liabilities	1,199,779	1,041,047
Stockholders' equity
Common stock - $.01 par value (20,000,000 shares authorized at March 31, 2008 and December 31, 2007; 11,886,341 shares issued, 9,834,477 shares outstanding at March 31, 2008; 11,852,374 shares issued, 9,800,510 shares outstanding at December 31, 2007)	119	119
Additional paid in capital	26,070	25,755
Retained earnings	67,412	64,463
Accumulated other comprehensive loss	(574)	(173)
	93,027	90,164
Treasury stock (2,051,864 shares at cost)	(10,062)	(10,062)
Total stockholders' equity	82,965	80,102
Total liabilities and stockholders' equity	$1 ,282,744	$1,121,149

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2008	2007
Interest income
Loans	$19,262	$17,713
Federal funds sold	8	311
Investment securities:
Taxable:
Obligations of U.S. government agencies	273	859
Mortgage - backed securities	238	37
Other securities	124	48
Subtotal	635	944
Exempt from federal income taxes:
Obligations of state & political subdivisions	58	79
Other	125	59
Total interest income	20,088	19,106
Interest expense
Money market accounts (including savings)	3,350	3,535
Time deposits of $100,000 or more	1,796	1,959
Other time deposits	2,672	2,935
Federal Home Loan Bank borrowings	889	384
Subordinated debt	422	344
Total interest expense	9,129	9,157
Net interest income	10,959	9,949
Provision for loan losses	800	400
Net interest income after provision for loan losses	10,159	9,549
Noninterest income
Trust and investment services	182	159
Service charges on deposit accounts	504	427
Revenues from insurance agency	1,048	903
Increase in cash value of company owned life insurance	198	230
Other	414	507
Total noninterest income	2,346	2,226
Noninterest expense
Salaries	3,146	2,992
Pension and other employee benefits	849	740
Net occupancy expense of bank premises	1,135	1,020
Furniture and equipment expense	657	645
Amortization of intangible assets	107	120
Other	1,078	1,128
Total noninterest expense	6,972	6,645
Income before income taxes	5,533	5,130
Provision for income taxes	1,958	1,751
Net income	$3,575	$3,379
Basic earnings per share	$0.37	$0.35
Diluted earnings per share	$0.37	$0.35
Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	9,787,266	9,766,753
Weighted average common equivalent shares	9,788,606	9,769,936
Comprehensive income	$3,174	$3,537

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares outstanding)

						Other
	Common Stock		Additional			Accumulated	Total
	Shares		Paid In	Retained	Treasury	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at 12/31/2006	9,774,025	$108	$4,046	$73,046	$(10,062)	$(331)	$66,807
Comprehensive income:

Net income				3,379			3,379
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						158	158
Total comprehensive income							3,537
Adjust capital stock for shares outstanding		11	(11)				-
Cash dividends declared				(357)			(357)
Issuance of shares for employee stock ownership plan	9,325		225				225

Stock awards vested			42				42

Stock awards granted	17,160						-
Balance at 3/31/2007	9,800,510	$119	$4,302	$76,068	$(10,062)	$(173)	$70,254

Balance at 12/31/2007	9,800,510	$119	$25,755	$64,463	$(10,062)	$(173)	$80,102
Comprehensive income:

Net income				3,575			3,575
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(414)	(414)
Adjustment to apply SFAS 158, net of tax						13	13

Total comprehensive income							3,174
Adoption of EITF 06-4				(233)			(233)
Cash dividends declared				(393)			(393)
Issuance of shares for employee stock ownership plan	11,967		250				250

Stock awards vested			65				65

Stock awards granted	22,000						-

Balance at 03/31/2008	9,834,477	$119	$26,070	$67,412	$(10,062)	$(574)	$82,965

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$3,575	$3,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	706	570
Provision for loan losses	800	400
Net increase in other liabilities	1,083	83
Net increase in other assets	(661)	(53)
Net increase in deferred taxes	(1,196)	(413)
Amortization of unearned restricted stock awards	65	42
Increase in cash surrender value of company owned life insurance	(198)	(230)
Amortization of investment security premiums and accretion of discount	26	(9)
Amortization of intangible assets	107	120
Cash provided by operating activities	4,307	3,889

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	28,775	27,607
Proceeds from calls, repayments and maturities of held-to-maturity securities	5	90
Purchases of available-for-sale securities	(26,134)	(2,160)
Proceeds from broker	-	9,225
Purchases of restricted securities	(9,557)	(665)
Redemptions of restricted securities	2,622	2,367
Loans made to customers, net	(140,115)	(41,247)
Purchases of premises and equipment	(1,601)	(2,306)
Cash used in investing activities	(146,005)	(7,089)

Cash flows from financing activities
Net increase (decrease) in demand deposits, money market, NOW and savings	(21,185)	85,829
Increase (decrease) in time deposits	4,114	(23,827)
Cash dividends paid	(392)	(355)
Federal Home Loan Bank term advances	155,000	-
Maturities of Federal Home Loan Bank term advances	-	(20,000)
Net decrease in overnight borrowings	(900)	(4,580)
Proceeds from subordinated debt issuance	20,000	-
Cash provided by financing activities	156,637	37,067

Net increase in cash and cash equivalents	14,939	33,867
Cash and cash equivalents, beginning of period	17,455	27,620
Cash and cash equivalents, end of period	$32,394	$61,487

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,619	$8,896
Income taxes	1,340	899
Schedule of noncash activities
Issuance of common stock to employee stock ownership plan	$250	$225
Issuance of common stock to restricted stock plan	460	414

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements – Unaudited
(in thousands, except share and per share data)

Note 1 – Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. and one wholly-owned subsidiary, Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). Smithtown Bancorp, Inc. also owns 100% of the common securities of the following entities: Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities. Since 1984, when the former shareholders of Bank of Smithtown became shareholders of Smithtown Bancorp, Inc., several additional subsidiaries have been added to the Bank. In April 2001, the Bank established a subsidiary, now known as Bank of Smithtown Financial Services, Inc. for the purpose of accepting commission payments on tax deferred annuities and mutual funds. In August 2004, the Bank acquired an insurance agency, now known as Bank of Smithtown Insurance Agents and Brokers, Inc. for the purpose of selling insurance products and services and offering financial investment services to the public. As of September 12, 2007, Bank of Smithtown Insurance Agents and Brokers, Inc. acquired the assets of Payne & Palmieri, Inc., a 40 year old independent insurance agency located in East Setauket, NY. The acquisition of this agency has expanded the current insurance carrier base and customer base of Bank of Smithtown Insurance Agents and Brokers, Inc.. As of February 2006, the Bank completed the formation of BOS Preferred Funding Corporation, a real estate investment trust, formed as a vehicle for capital enhancement. The corporation holds a substantial volume of the consumer and commercial real estate loans of the Bank. These three corporations are subsidiaries of the Bank and report their income on a consolidated basis using the accrual method of accounting. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated, with the exceptions of Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, in accordance with FASB Interpretation 46, as revised in December 2003. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”). The December 31, 2007 consolidated balance sheet was derived from the Company’s December 31, 2007 audited financial statements included in the Annual Report on Form 10-K.

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

	Three Months Ended
	March 31,	March 31,
	2008	2007
Computation of per share income
(in thousands, except share and per share data)

Net income	$3,575	$3,379

Common equivalent shares:

Weighted average common shares outstanding*	9,787,266	9,766,753
Weighted average common equivalent shares*	1,340	3,183
Weighted average common and common equivalent shares*	9,788,606	9,769,936
Basic earnings per share	$0.37	$0.35
Diluted earnings per share	$0.37	$0.35

*Weighted average common shares outstanding and weighted average common equivalent shares have been restated for March 31, 2007 based upon the 10:1 stock split in the form of a 10% stock dividend declared by the Company’s Board of Directors on February 27, 2007. The stock dividend was payable on April 2, 2007 to all shareholders of record as of March 16, 2007.

Note 3 – Other Stock-Based Compensation

At the April 19, 2007 Annual Meeting the shareholders of Smithtown Bancorp approved the adoption of the 2007 Stock Compensation Plan (“Stock Compensation Plan”). This plan shall serve as the successor to the Smithtown Bancorp Restricted Stock Plan (“Predecessor Plan”). No further grants may be made under the Predecessor Plan on or after April 19, 2007. All awards previously granted under the Predecessor Plan will remain in full force and effect and shall continue to be governed by the terms of that plan. The total number of shares of common stock that may be delivered pursuant to awards granted under the Stock Compensation Plan is 874,163. This amount includes the balance of the shares reserved under the Predecessor Plan. The Company established the Stock Compensation Plan to grant awards to any employee, director or independent contractor of the Company or any of its subsidiaries or affiliates. The purpose of the Plan is to provide the Bank with the opportunity to offer incentive awards in order to attract and retain high level officers and directors and to motivate them to continue their relationship with the Bank and thereby align their interests and compensation with the long term interests of shareholders.

The Board of Directors elected to issue 22,000 and 17,160, and to purchase 16,087, shares of stock for the 2008, 2007 and 2006 plan years, respectively. Shares issued in 2007 have been adjusted for the 10% stock dividend. Shares were issued in 2008 and 2007, and purchased in 2006 at an average price of $20.89, $24.13, and $20.07 per share respectively.

For accounting purposes, the Bank recognizes compensation expense for shares of common stock awarded under the Stock Compensation Plan and the Predecessor Plan over the vesting period based on the fair market value of the shares on the date they are awarded. During the first quarter of 2008 and 2007, 3,142 shares with an approximate fair value of $65 and 2,042 shares with an approximate fair value of $52 became vested for accounting purposes. The vesting period is generally five years with 20% vesting annually on December 31st for each of the first five years after the award is made. For the quarter ended March 31, 2008 and 2007, the Bank recognized approximately $65 and $42 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $22 and $15, respectively.

As of March 31, 2008 and 2007, there was approximately $964 and $698 of unrecognized compensation costs related to nonvested plan shares. These costs are expected to be recognized over a period of 4.75 years and 3.75 years, respectively.

A summary of the status of the Company’s nonvested plan shares as of March 31, 2008 is as follows:

For the Three Months Ended March 31, 2008
		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	26,416	$21.59
Granted	22,000	20.89
Vested	(3,142)	20.85
Nonvested at end of period	45,274	$21.30

Note 4 – Employee Benefits

During 2008, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three month comparative periods were:

	For the Three Months Ended
	March 31,
	2008	2007
401(K) Defined Contribution Plan	$66	$58
Employee Stock Ownership Plan	62	56

It is expected that the Bank’s costs for these two plans for the twelve months ending December 31, 2008 will be approximately $264 and $250, respectively. The Bank also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The following table details the interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the comparable three month periods.

For the Three Months Ended
		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
March 31, 2008	$3	$8	$3	$8
March 31, 2007	4	8	2	10

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2008 and 2007, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank. The contributions accrued under this plan for the three month periods were:

	For the Three Months Ended
	March 31,
	2008	2007
Incentive Retirement Plan	$90	$69

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period. The benefit provides post retirement life insurance up to a maximum of two and one-half times annual salary. In accordance with EITF Issue No. 06-4, the Bank has recorded a liability representing the cost of maintaining this insurance during the expected retirement period. This cost is expensed over the service period. An expense of $12 was recorded for the quarter. At March 31, 2008 and 2007, the combined cash value of these insurance policies was $15,027 and $14,419. The Bank has also established a non-tax qualified Deferred Compensation Plan for certain directors and executive officers. This group defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer. Life insurance policies were also purchased for the purpose of serving as the primary income source for the accruals during the service period. These policies had a combined cash value at March 31, 2008 and 2007 of $4,132 and $3,966. The Bank’s expense for this plan for the comparable three month periods was:

	For the Three Months Ended
	March 31,
	2008	2007
Supplemental Executive Retirement Agreement	$116	$90

Note 5. Subordinated Debentures

In September 2003 a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3-month LIBOR plus 2.99%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related debt issuance costs represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on October 8, 2008.

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

In March 2008, a third trust formed by the Company issued $20,000 of trust preferred securities as part of a pooled offering of such securities due June 1, 2038. These securities bear interest at 3-month Libor plus 3.75%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related debt issuance costs represent the sole assets of this trust. The Company may redeem these subordinated debentures, in whole or in part, at a premium declining ratably to par on June 1, 2013.

In accordance with FASB Interpretation No. 46, as revised in December 2003, the trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation.

Note 6. Fair Value

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	-	$51,580	-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	-	-	$322

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $322, with a valuation allowance of $213, resulting in an additional provision for loan losses of $0 for the period.

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

Summary

A summary of the Company’s financial highlights for the first quarter of 2008 follows:

-	EPS growth of 5.71% over the 2007 linked quarter, and 4.91% over the fourth quarter of 2007
-	Net loan growth for the quarter of over $140,115 or 14.24% with total loans funded of $185,109 for the first quarter
-	Net income for the quarter of $3,575, representing a 5.80% increase over the first quarter of 2007
-	A fourteen basis point reduction in net interest margin for the first quarter as compared to the fourth quarter of 2007, from 4.04% to 3.90%
-	Tier I leverage ratio and total risk based capital ratio at March 31 of 8.71% and 11.83%
-	Deposit reduction of 1.72% and total borrowings increase of 737.32% from December 31, 2007
-	An ROAA and ROAE of 1.19% and 17.56% at March 31, 2008 as compared to 1.32% and 19.40% at December 31, 2007

Results of operations for the first quarter remained positive despite the continued turmoil in the financial markets. Earnings continued to be driven by strong loan growth of 56.96% on an annualized basis, with new loan originations continuing at a record pace. As subprime credit and liquidity problems heated up and plagued many of the financial institutions and conduits who have traditionally been the Bank’s major competitors for commerical and residential real estate lending, opportunities for the Bank to originate larger volumes of these high quality loans increased substantially. As this competition began to decline last year, the Bank began a major shift in focus from primarily short term construction lending to permanent real estate financing, an area of lending that had not been available to us in the past. As a result of this change in lending activity, growth in residential, multi family and commercial mortgages reached over $111.7 million during the first quarter. A majority of these new loans are centered in condominiums and apartment complexes located within the boroughs of New York City. At the end of the first quarter, the Bank’s “pipeline” of loans with available funding and unfunded loans with accepted commitments reached an unprecedented level of $484,016. As the new loans were closed during the quarter, interest rates continued to decline. In fact, since July 2007, actions taken by the Federal Reserve Bank have caused a 300 basis point reduction in the federal funds rate, with prime rate moving down a corresponding amount. A significant portion of the Company’s loan portfolio, primarily its construction and commercial loans, are indexed to the prime rate, and as such, the rates on these loans have experienced a corresponding reduction. The new real estate loan originations have also been closed at significantly lower rates than were previously charged on construction lending. The overall yield on all loans in the portfolio for the first quarter of 2008 declined from 8.11% for the year ended 2007 to 7.25%. It is primarily due to this high volume of prime indexed loans and the lower rates charged for new loans that the Company experienced a fourteen basis point decline in net interest margin this first quarter. As loans climbed by giant strides during the quarter, the level of deposit accounts declined, again a factor of current market conditions. Borrowing costs from the Federal Home Loan Bank (“FHLB”) were far lower than the price that could be paid for retail and commercial deposit accounts. Therefore, the Company chose to fund a majority of the new loans through advances from the FHLB, rather than pay rates that were unnecessarily high for deposits. These advances increased by $155.0 million during the quarter at an average weighted cost of 2.44%. It is expected that the gap between increased loan originations and decreased deposit volumes will close as the Company begins opening its new branch locations. As of the time of this writing, one new branch location in Greenvale has opened and balances are increasing at a rapid pace. As of March 1, in order to achieve a greater balance between new deposit accounts and FHLB borrowings, the Company began offering several longer term time deposit accounts which have increased total balances by over $60,000 since March 31, 2008. As of March 5, 2008, the Company also issued an additional $20,000 of trust preferred securities, to be used primarily to fund the new loan growth. During the quarter, the net reduction in investment securities was $3,317, primarily a result of $24,400 of called U.S. government agency securities, $2,075 of matured U.S. government agency securities and the purchase of $16,957 of mortgage backed securities. The additional purchases were required for collateralization of municipal deposits. Asset quality remained high during the quarter, with net chargeoffs of only eleven thousand dollars. Loans past due 30-89 days for the quarter increased by $8.3 million to $9.1 million. This increase is primarily attributable to three land and construction loans and one residential mortgage, of which $7.5 million has been brought current as of the date of this writing. Nonperforming loans as of March 31, 2008 aggregate to $1,612, an increase from $687 at December 31, 2007. All properties within this category are either in foreclosure and expected to sell or should be brought current during the second quarter. Nonperforming loans as a percentage of total loans remain at a very low level of .14%.

Net income for the first quarter of 2008 increased by 5.10% over fourth quarter 2007 and by 5.80% over the linked quarter in 2007. These results are primarily attributable to the greatly increased volume of new loan originations. Although the rates charged for these new loans have been lower than has been accepted in the past, the lower funding costs available through the FHLB as well as the reduced rates paid on deposit accounts have resulted in increased net interest income. The provision for loan losses for the first quarter was $800 as compared to $400 for the comparable period in 2007. This increased provision is a direct result of the greater loan growth during 2008. Loan growth during the first quarter of 2007 was $41,247 as compared to $140,115 for the first quarter of 2008. The composition of the new loan originations booked during 2008 has been primarily permanent mortgages, as compared to the construction lending that was dominant during early 2007. Of the $123,346 in permanent financing that was added during the first quarter, $74,059 was extended for residential properties and $49,287 was for commercial properties. Within the residential fundings, $52,955 was for multi family housing and $21,104 for 1-4 family homes. The overall risk within the portfolio has been decreasing as the mix of loans within it has changed. It is for this reason that the ratio of the reserve for possible loan losses to total loans is currently .80% as compared to .83% at March 31, 2007. Noninterest income for the quarter increased by 5.39%; a result of increased service charge income on deposit acounts and increased revenues from the Company’s insurance subsidiary. Noninterest expense also increased by 4.92%, primarily due to increased salary and benefit costs and occupancy expenses for new and existing branches. These expenses will continue to rise throughout the remainder of the year as the Company’s footprint expands with additional branch locations.

Comparison of Financial Position at March 31, 2008 and December 31, 2007

The structure of the Company’s balance sheet remained stable over the first three months of 2008. The largest segment of the Company’s interest earning assets remains its loan portfolio, which represented 87.63% of total assets at March 31 as compared to 87.76% at December 31. Loan growth during the first quarter of 2008 surpassed all prior periods in the Bank’s history. As a result of the subprime and resulting liquidity crises in the financial markets, many of the conduits and other lending channels for permanent mortgages have exited this once very competitive arena. The Bank, on the other hand, has been able to take advantage of increased opportunities to provide this financing, and as a result, has added over $123 million in permanent loan originations during the first quarter. Growth during the first three months of 2008 was concentrated in the residential and commercial mortgage portfolios with over $140 million of net loan growth experienced. The composition of the loan portfolio at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008		December 31, 2007
Real estate loans
Construction	$324,054	28.75%	$296,397	30.05%
Residential	280,083	24.84	211,609	21.45
Commercial	469,997	41.69	425,983	43.18
Commercial and Industrial	49,397	4.38	48,124	4.88
Consumer	3,407.30		3,670	0.37
Other loans	416.04		726	0.07
Total loans	1,127,354	100.00%	986,509	100.00%
Less:
Deferred fees	3,321		2,591
Allowance for loan losses	9,039		8,250
Loans, net	$1,114,994		$975,668

As can be seen from the above table, the segmentation of the loan portfolio changed slightly during the three months of 2008. The Company’s primary lending focus has shifted from construction lending to permanent commercial and residential real estate lending. During the three months of 2008, unlike prior quarters, FHLB borrowings served as the primary funding vehicle for the new loans. These wholesale borrowings were priced at much lower rates than the corresponding rates on deposit accounts. The Company saw an outflow of deposits during the quarter, but this outflow has been reversed, and as of the writing of this report, deposits have increased by over $60 million. Currently the Company’s loan to deposit ratio is 115.44% as compared to 99.31% at December 31. The largest increase in volume within the loan portfolio during the three month period ended March 31, 2008 was in residential mortgages which include loans for 1-4 family homes and multi family homes. A majority of the properties securing the loans are located in New York City, where demand remains strong, and price depreciation seen elsewhere in the country is not nearly as evident. Asset quality also remains strong, with most increases in the 30-89 day category only temporary, and non-accrual category in foreclosure, nearing sale. There remains one property in the bank’s Other Real Estate Owned category totalling $6,972. The loan was for a property located on Madison Avenue in New York City, and has been written down to its appraised value less all expected selling expenses. Currently, an unexecuted contract of sale remains with a potential buyer, with several other potential buyers “waiting in the background.” No further losses are expected on this property upon its sale. The allowance for loan loss account increased from December 31, 2007 to March 31, 2008 by $789, a result of the provision for loan losses of $800, and net charge-offs of $11. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage. At March 31, 2008 and December 31, 2007, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .80% and .83%, respectively. This level of reserves is adequate due to the credit quality of the portfolio and is within the range of peer group banks with similar loan composition. The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio.

The next largest category of interest earning assets is the Company’s investment portfolio. The composition of the portfolio at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
Securities available for sale
Obligations of U.S. government agencies	$13,896	$32,394
Mortgage-backed securities	24,269	7,619
Obligations of state and political subdivisions	5,834	6,312
Other securities	7,581	8,567
Total securities available for sale	$51,580	$54,892

Securities held to maturity
Mortgage-backed securities	$3	8
Obligations of state and political subdivisions	202	202
Total securities held to maturity	$205	$210

Total investment securities	$51,785	$55,102

Investment securities decreased by 6.02% from December 31, 2007 to March 31, 2007. This was the result of $24,400 of called U.S. government agency securities at a weighted average yield of 5.18 and a weighted average maturity of 3.87 years. In addition to these called securities, $2,075 of U.S. government agency securities matured. The funds received from these securities were used to purchase $16,957 of mortgage backed securites at a weighted average yield of 5.45% with an estimated average life of 6.39 years and $9,000 of U.S. government agency securities with a weighted average yield of 5.37% and a weighted average maturity of 14.66 years. These securities were purchased to provide required collateralization for deposit balances of local municipalities.

Bank premises and equipment increased by 3.96% from December 31, 2007 to March 31, 2008, as various new branch buildings near completion, and two existing branch locations undergo renovation. The first new branch opening for the 2008 year took place on April 6 in Greenvale, NY. The branch has accumulated over $11 million in deposits within the first 3 weeks of opening. Two other locations are currently under construction and are slated for opening during second and third quarter. An additional two locations could potentially open their doors for business before year end. These branches are expected to help provide the funding for additional loan growth throughout the remainder of the year, as well as narrow the gap between borrowings and new deposit accounts that exists at the end of the first quarter. Other assets increased by 12.74%, primarily the result of increased deferred taxes.

On the liability side of the balance sheet, total deposits decreased by 1.72% from December 31, 2007 to March 31, 2008. The composition of deposits was as follows:

	March 31, 2008	December 31, 2007
Demand (non interest bearing)	$108,637	$111,726
Money market	371,028	389,891
NOW	30,681	34,814
Savings	59,167	54,267
Time	404,217	400,103
Total deposits	$973,730	$990,801

Savings and time deposits increased during the three month period of 2008 by 9.03% and 1.03%, respectively. All other deposit balances decreased. The availability of relatively low-cost funds from the FHLB contributed greatly to the decrease in deposits. The Company, by design, opted not to pay high rates for deposits in favor of funding its unprecedented loan growth primarily with structured borrowings from the FHLB. Net interest margin for the first quarter was a very respectable 3.90%.

Other borrowings increased dramatically from December 31, 2007, by $154,100. The Company took advantage of very attractive rates offered by the FHLB for structured borrowings. The average cost of these structured borrowings is 2.29%. Overall, the average cost of all borrowings for the first quarter was 2.87%. As of March 31, 2008, the Company had $150 million in structured borrowings outstanding, all of which are callable. $75 million have a one-time call(European) and $75 million are periodically callable throughout the term of the borrowing (Bermudan). $25 million of advances are not callable and have an average maturity of approximately sixteen months. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement with the FHLB of New York.

Stockholders’ equity increased from $80.1 million at December 31, 2007 to $83.0 million at March 31, 2008, an increase of 3.62%, primarily the result of retained net income. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of March 31, 2008, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of March 31, 2008, the Company’s capital ratios were 11.83%, 9.78% and 8.71%, well above these minimum guidelines.

The Company’s year to date return on average equity was 17.56% and year to date return on average assets was 1.19%.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net income for the three months ended March 31, 2008 and 2007 was $3,575 and $3,379, an increase of 5.80% and is due primarily to the corresponding 10.15% increase in net interest income. This increase in net interest income is due in the largest part to an increase in the quarterly average balance of loans from $872.1 million at March 31, 2007 to $1,064.3 million at March 31, 2008, an increase of 22.04%, along with a corresponding 8.74% increase in interest on loans. Loan yields declined from 8.17% during the first quarter of 2007 to 7.25% during the first quarter of 2008. As such, the increase in loan income is totally attributable to the greatly increased volume. As can be seen from the Average Balance and Yield Analysis Table below, interest income also increased from other interest earning assets which includes dividends received on FHLB stock. Balances of FHLB stock held by the Bank increased as a result of the increased level of borrowings. The yield on this stock remained at a very high level of 7.35%, only marginally lower than that received during 2007. Interest income from all other sources decreased during the first quarter of 2008 as compared to the same period in 2007. The average balance of the Company’s investment portfolio decreased from $88.3 million to $54.5 million from March 31, 2007 to March 31, 2008, thereby causing a decrease in interest income on the portfolio of 31.86%.

Total interest expense decreased by .31% for the first quarter of 2008 as compared to the first quarter of 2007, despite the increase in total interest bearing liabilities of 14.74%. This reduction in interest expense was totally attributable to the decreased cost of funding from 2007 to 2008, represented by a 13.74% decline. The largest declines in cost resulted from the 122 basis point drop in the expense for borrowings and the 97 basis point drop in the interest rate on money market accounts. Significant declines in interest rates also effected the expense paid for the Company’s subordinated debentures, which declined from 7.64% to 6.89%. Two of the three issuances of trust preferred securities are adjustable rate and are indexed to three month LIBOR. The average balance of the Bank’s time deposit accounts decreased by $26,787 or 6.41% during the first quarter. This outflow was expected as the rates needed to be paid to retain these balances were much higher than the rates paid on FHLB borrowings, and as such, were not aggressively priced.

Noninterest income increased by $120, or 5.39% for the comparable periods in 2008 and 2007. This growth in noninterest income is the result of various factors, primarily gross revenues received from the Company’s insurance agency as well as the service charges collected on deposit accounts. The Company’s overdraft honor program continues to generate a high level of fee income. Noninterest expense increased by $196, or 4.92% during the current quarter due in large part to salary and benefit expense related to increased staffing needs for new branches and back offices. Occupancy expenses also rose due to the rental, construction and overhead expenses associated with an increasing number of branch offices, as well as renovations of existing offices. Finally, although tax dollars accrued have increased for the three month period in 2008 as compared to the same period in 2007, the combined effective tax rate of the Company has actually been marginally reduced and remains near the 34% level due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Corp. as well as the Company’s holdings of bank owned life insurance and tax-exempt municipal securities.

The following table details certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for the periods indicated. Interest income on investment securities is shown on a tax-equivalent basis. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields. Non-accrual loans are included in average loan balances. Interest income on these loans has not been recorded and therefore is not included.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$48,410	$635	5.32%	$79,255	$943	4.76%
Nontaxable	6,064	90	5.90	9,033	121	5.37
Total investment securities	54,474	725	5.32	88,288	1,064	4.82

Total loans	1,064,259	19,262	7.25	872,059	17,713	8.17
Federal funds sold	1,428	8	2.29	23,910	311	5.21
Other interest-earning assets	6,947	124	7.35	3,306	60	7.38
Total interest-earning assets	1,127,108	20,119	7.15	987,563	19,148	7.80
Noninterest-earning assets	77,542			70,161

Total assets	$1,204,650			$1,057,724

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$88,373	$308	1.39%	$88,551	$267	1.21%
Money market	380,932	3,042	3.21	317,078	3,268	4.18
Time deposits	391,052	4,468	4.57	417,819	4,894	4.75
Total interest-bearing deposits	860,357	7,818	3.65	823,448	8,429	4.09

Federal Home Loan Bank borrowings	124,610	889	2.87	38,045	384	4.09
Subordinated debt	24,192	422	6.89	18,000	344	7.64
Total interest-bearing liabilities	1,009,159	9,129	3.64	879,493	9,157	4.22
Noninterest-bearing liabilities:
Demand deposits	102,235			101,479
Other liabilities	11,828			8,193
Total liabilities	1,123,222			989,165
Stockholders' equity	81,428			68,559

Total liabilites & stockholders equity	$1,204,650			$1,057,724

Net interest income/interest rate spread		$10,990	3.51%		$9,991	3.58%
Net earning assets/net yield on average interest earning assets	$117,949		3.90%	$108,070		4.04%

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities available for sale, overnight federal funds sold, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. Management believes that the Bank’s liquidity level is sufficient to meet funding needs for anticipated loan growth and potential deposit outflows.

On March 31, 2008 total loan commitments outstanding reached a new high and were $498.8 million, of which $194.9 million represented available lines on funded loans, $289.1 million represented available lines on unfunded loans, and $14.8 million represented letters of credit. At March 31, 2007 these commitments totaled $217.3 million with available lines of $207.2 million and letters of credit totalling $10.1 million.

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

Recent Regulatory and Accounting Developments

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York and various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. The impact to the Company was a reduction to retained earnings of $233.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, SAB 105, “Application of Accounting Principles to Loan Commitments”, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s consolidated financial position or results of operations.

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest-earning assets. This change in rates could also affect the level of net interest income and ultimately net income of the Company. The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities. This sensitivity is then compared to policy limits internally set by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. This simulation modeling is done on a quarterly basis.

The last simulation model was prepared as of February 29, 2008 and was modeled on a 100 and 200 basis point downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of February 29, 2008 and November 30, 2007. As of November 30, 2007, the Company’s change in net interest income that would result from the respective potential interest rate shocks remains well within policy limits, meaning that sensitivity to upward or downward changes in market interest rates is minimal. As of the most recent income simulation performed in February 2008, net interest income has become more sensitive to continued downward pressure on market rates, and this change in net interest income is now outside of the Company’s internal policy limits. The reason for the higher sensitivity is due to the combination of the volume of adjustable rate loans in the portfolio which would reprice downward immediately upon a rate reduction by the Federal Reserve Bank, in conjunction with the inability of the Company to continue to reduce deposit rates beyond a reasonable, minimal level. The results of this simulation have been reviewed with the President, the Board of Directors and senior management. All are cognizant of the additional risk exposure, and will continue to monitor this exposure on a more frequent basis. The likelihood that market rates will decline an additional 100-200 basis points from their March 31, 2008 level is believed to be minimal, and if rates were to decline this much further, the Company would mitigate the effect by adding additional fixed rate loans to the portfolio as well as by lowering certificate of deposit rates to discourage their purchase by customers. The Company would also promote variable rate deposit products so as to be able to gain further control over interest expense.

(in thousands)

	As of February 29, 2008		As of November 30, 2007
Change In Interest Rates	Potential Change In Net		Potential Change In Net
In Basis Points	Interest Income		Interest Income
(Rate Shock)	$ Change	% Change	$ Change	% Change
Up 200 basis points	1,047	2.12	515	1.19
Up 100 basis points	(1,857)	(3.75)	853	1.96
Static	-	-	-	-
Down 100 basis points	(8,304)	(16.79)	136.31
Down 200 basis points	(4,951)	(10.01)	(926)	(2.13)

Item 4.-Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

May 8, 2008

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and
Chief Financial Officer