Form 10-Q
period 2008-06-30
SMITHTOWN BANCORP INC
filed 2008-08-08
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Shares of Common Stock ($.01 Par Value) Outstanding as of August 8, 2008
9,834,477

SMITHTOWN BANCORP, INC.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum
			Shares(or Units)	Number of
	Total		Purchased as	Shares(or Units)
	Number	Average	Part of Publicly	That May Yet Be
	Of Shares	Price	Announced	Purchased Under
	(or Units)	Paid Per	Plans	the Plans
Period	Purchased	Share(or Unit)	or Programs	or Programs
April 1, 2008 - April 30, 2008	0	0	0	852,163
May 1, 2008 - May 31, 2008	0	0	0	852,163
June 1, 2008 - June 30, 2008	0	0	0	852,163
Total	0	0	0	852,163	(1)

(1) This number represents the number of shares reserved pursuant to the 2007 Stock Compensation Plan only. The Employee Stock Ownership Plan shares cannot be included here, as there is no defined number of shares reserved for purchase under the provisions of the Plan.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

Signatures

SMITHTOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share data)	As of
	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$19,332	$17,401
Federal funds sold	32	54
Total cash and cash equivalents	19,364	17,455
Investment securities:
Available for sale:
Obligations of U.S. government agencies	27,378	32,394
Mortgage - backed securities	26,061	7,619
Obligations of state and political subdivisions	4,788	6,312
Other securities	6,464	8,567
Total securities available for sale	64,691	54,892
Held to maturity:
Mortgage-backed securities	-	8
Obligations of state and political subdivisions	111	202
Total securities held to maturity (estimated fair value $113 in 2008 and $212 in 2007)	111	210
Total investment securities	64,802	55,102
Restricted securities	13,633	2,113
Loans	1,353,947	983,918
Less: allowance for loan losses	9,749	8,250
Loans, net	1,344,198	975,668
Bank premises and equipment	26,507	22,611
Other assets
Cash value of company owned life insurance	19,355	18,961
Goodwill	3,923	3,923
Intangible assets	1,170	1,383
Other real estate owned	6,972	6,972
Other	23,097	16,961
Total other assets	54,517	48,200
Total assets	$1,523,021	$1,121,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand (noninterest-bearing)	$116,234	$111,726
Money market	407,113	389,891
NOW	29,231	34,814
Savings	62,184	54,267
Time	497,955	400,103
Total deposits	1,112,717	990,801
Dividends payable	393	392
Federal Home Loan Bank borrowings	274,275	20,900
Subordinated debt	38,836	18,217
Other liabilities	11,061	10,737
Total liabilities	1,437,282	1,041,047
Stockholders' equity
Common stock - $.01 par value (20,000,000 shares authorized at June 30, 2008 and December 31, 2007; 11,886,341 shares issued, 9,834,477 shares outstanding at June 30, 2008; 11,852,374 shares issued, 9,800,510 shares outstanding at December 31, 2007)	119	119
Additional paid in capital	26,136	25,755
Retained earnings	70,971	64,463
Accumulated other comprehensive loss	(1,425)	(173)
	95,801	90,164
Treasury stock (2,051,864 shares at cost)	(10,062)	(10,062)
Total stockholders' equity	85,739	80,102
Total liabilities and stockholders' equity	$1 ,523,021	$1,121,149

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,
	2008	2007
Interest income
Loans	$20,703	$18,380
Federal funds sold	157	198
Investment securities:
Taxable:
Obligations of U.S. government agencies	213	744
Mortgage - backed securities	284	33
Other securities	95	88
Subtotal	592	865
Exempt from federal income taxes:
Obligations of state & political subdivisions	53	71
Other	205	53
Total interest income	21,710	19,567

Interest expense
Money market accounts (including savings)	2,769	3,923
Time deposits of $100,000 or more	1,974	1,864
Other time deposits	2,753	2,781
Federal Home Loan Bank borrowings	1,438	409
Subordinated debt	616	344
Total interest expense	9,550	9,321

Net interest income	12,160	10,246
Provision for loan losses	700	300
Net interest income after provision for loan losses	11,460	9,946

Noninterest income
Trust and investment services	194	237
Service charges on deposit accounts	528	468
Revenues from insurance agency	805	884
Increase in cash value of company owned life insurance	196	189
Other	510	432
Total noninterest income	2,233	2,210

Noninterest expense
Salaries	3,360	2,977
Pension and other employee benefits	862	736
Net occupancy expense of bank premises	1,309	1,013
Furniture and equipment expense	667	672
Amortization of intangible assets	106	120
Other	1,487	1,099
Total noninterest expense	7,791	6,617

Income before income taxes	5,902	5,539
Provision for income taxes	1,951	1,863
Net income	$3,951	$3,676

Basic earnings per share	$0.40	$0.38
Diluted earnings per share	$0.40	$0.38
Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	9,790,408	9,768,794
Weighted average common equivalent shares	9,791,297	9,771,572
Comprehensive income	$3,667	$3,566

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	For the Six Months Ended June 30,
	2008	2007
Interest income
Loans	$39,965	$36,093
Federal funds sold	165	509
Interest and dividends on investment securities:
Investment securities:
Taxable:
Obligations of U.S. government agencies	486	1,603
Mortgage - backed securities	522	70
Other securities	219	136
Subtotal	1,227	1,809
Exempt from federal income taxes:
Obligations of state & political subdivisions	111	150
Other interest income	330	112
Total interest income	41,798	38,673

Interest expense
Money market accounts (including savings)	6,119	7,458
Time deposits of $100,000 or more	3,770	3,823
Other time deposits	5,425	5,716
Other borrowings	2,327	793
Subordinated debt	1,038	688
Total interest expense	18,679	18,478

Net interest income	23,119	20,195
Provision for loan losses	1,500	700
Net interest income after provision for loan losses	21,619	19,495

Noninterest income
Trust and investment services	376	396
Service charges on deposit accounts	1,032	895
Revenues from insurance agency	1,853	1,787
Increase in cash value of company owned life insurance	394	419
Other	924	939
Total noninterest income	4,579	4,436

Noninterest expense
Salaries	6,506	5,969
Pension and other employee benefits	1,711	1,476
Net occupancy expense of bank premises	2,444	2,033
Furniture and equipment expense	1,324	1,317
Amortization of intangible assets	213	240
Other	2,565	2,227
Total noninterest expense	14,763	13,262

Income before income taxes	11,435	10,669
Provision for income taxes	3,909	3,614
Net income	$7,526	$7,055

Basic earnings per share	$0.77	$0.73
Diluted earnings per share	$0.77	$0.73
Cash dividends declared	$0.08	$0.08
Weighted average common shares outstanding	9,788,837	9,767,779
Weighted average common equivalent shares	9,789,952	9,770,758
Comprehensive income	$6,274	$7,103

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares outstanding)

	Common Stock		Additional
	Shares		Paid In	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Outstanding	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at 12/31/2006	9,774,025	$108	$4,046	$73,046	$(10,062)	$(331)	$66,807
Comprehensive income:
Net income				7,055			7,055
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						73	73
Adjustment to apply SFAS 158, net of tax						(25)	(25)
Total comprehensive Income							7,103
10% stock dividend (1)		11	21,314	(21,325)			-
Cash dividends declared				(749)			(749)
Issuance of shares for employee stock ownership plan	9,325		225				225
Stock awards vested			85				85
Stock awards granted	17,160						-
Balance at 6/30/2007	9,800,510	$119	$25,670	$58,027	$(10,062)	$(283)	$73,471

Balance at 12/31/2007	9,800,510	$119	$25,755	$64,463	$(10,062)	$(173)	$80,102
Comprehensive income:
Net income				7,526			7,526
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(1,265)	(1,265)
Adjustment to apply SFAS 158, net of tax						13	13
Total comprehensive Income							6,274
Retained earnings reduction due to adoption of EITF 06-4				(233)			(233)
Cash dividends declared				(785)			(785)
Issuance of shares for employee stock ownership plan	11,967		250				250
Stock awards vested			131				131
Stock awards granted	22,000						-
Balance at 06/30/2008	9,834,477	$119	$26,136	$70,971	$(10,062)	$(1,425)	$85,739

(1) As a result of the April 2, 2007 10% stock dividend, a transfer of $21,325 was made from retained earnings to the additional paid in capital account and to the common stock account for the fair market value of the dividend.

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
(in thousands)	Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$7,526	$7,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,406	1,238
Provision for loan losses	1,500	700
Net increase (decrease) in other liabilities	324	(2,982)
Net increase in other assets	(2,031)	(1,530)
Net increase in deferred taxes	(2,568)	(938)
Amortization of unearned restricted stock awards	131	85
Increase in cash surrender value of company owned life insurance	(394)	(419)
Amortization of investment security premiums and accretion of discount	(108)	(10)
Amortization of intangible assets	213	240
Cash provided by operating activities	5,999	3,439

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	34,169	41,812
Proceeds from calls, repayments and maturities of held-to-maturity securities	215	190
Purchases of available-for-sale securities	(46,129)	(9,164)
Purchases of restricted securities	(14,447)	(3,644)
Redemptions of restricted securities	2,927	4,983
Loans made to customers, net	(370,029)	(70,687)
Purchases of premises and equipment	(5,302)	(2,469)
Cash used in investing activities	(398,596)	(38,979)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	24,064	86,812
Increase (decrease) in time deposits	97,852	(35,516)
Cash dividends paid	(785)	(712)
Federal Home Loan Bank term advances	240,000	-
Maturities of Federal Home Loan Bank term advances	-	(25,000)
Net decrease in overnight borrowings	13,375	4,025
Proceeds from subordinated debt issuance	20,000	-
Cash provided by financing activities	394,506	29,609

Net increase in cash and cash equivalents	1,909	(5,931)
Cash and cash equivalents, beginning of period	17,455	27,620
Cash and cash equivalents, end of period	$19,364	$21,689

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$17,946	$18,594
Income taxes	4,545	6,529
Schedule of noncash activities
Issuance of common stock to employee stock ownership plan	$250	$225
Issuance of common stock to restricted stock plan	460	414

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements - Unaudited
(in thousands, except share and per share data)

Note 1 – Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. and one wholly-owned subsidiary, Bank of Smithtown (the “Bank”) (collectively referred to as the “Company”). Smithtown Bancorp, Inc. also owns 100% of the common securities of the following entities: Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities. Since 1984, when the former shareholders of Bank of Smithtown became shareholders of Smithtown Bancorp, Inc., several additional subsidiaries have been added to the Bank. In April 2001, the Bank established a subsidiary, now known as Bank of Smithtown Financial Services, Inc. for the purpose of accepting commission payments on tax deferred annuities and mutual funds. In August 2004, the Bank acquired an insurance agency, now known as Bank of Smithtown Insurance Agents and Brokers, Inc. for the purpose of selling insurance products and services and offering financial investment services to the public. As of September 12, 2007, Bank of Smithtown Insurance Agents and Brokers, Inc. acquired the assets of Payne & Palmieri, Inc., a 40 year old independent insurance agency located in East Setauket, NY. The acquisition of this agency has expanded the current insurance carrier base and customer base of Bank of Smithtown Insurance Agents and Brokers, Inc.. As of February 2006, the Bank completed the formation of BOS Preferred Funding Corporation, a real estate investment trust, formed as a vehicle for capital enhancement. The corporation holds a substantial volume of the consumer and commercial real estate loans of the Bank. These three corporations are subsidiaries of the Bank and report their income on a consolidated basis using the accrual method of accounting. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated, with the exceptions of Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, in accordance with FASB Interpretation 46, as revised December 2003. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2008. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position and its results of operations for the periods presented.

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

	Three Months Ended
	June 30,	June 30,
	2008	2007
Computation of per share income
(in thousands, except share and per share data)

Net income	$3,951	$3,676

Common equivalent shares:

Weighted average common shares outstanding*	9,790,408	9,768,794
Weighted average common equivalent shares*	889	2,778
Weighted average common and common equivalent shares*	9,791,297	9,771,572
Basic earnings per share	$0.40	$0.38
Diluted earnings per share	$0.40	$0.38

	Six Months Ended
	June 30,	June 30,
	2008	2007
Computation of per share income
(in thousands, except share and per share data)

Net income	$7,526	$7,055

Common equivalent shares:

Weighted average common shares outstanding*	9,788,837	9,767,779
Weighted average common equivalent shares*	1,115	2,979
Weighted average common and common equivalent shares*	9,789,952	9,770,758
Basic earnings per share	$0.77	$0.73
Diluted earnings per share	$0.77	$0.73

*Weighted average common shares outstanding and weighted average common equivalent shares have been restated for June 30, 2007 based upon the 10:1 stock split in the form of a 10% stock dividend declared by the Company’s Board of Directors on February 27, 2007. The stock dividend was payable on April 2, 2007 to all shareholders of record as of March 16, 2007.

Note 3 – Other Stock-Based Compensation

At the April 19, 2007 Annual Meeting the shareholders of Smithtown Bancorp approved the adoption of the 2007 Stock Compensation Plan (“Stock Compensation Plan”). This plan serves as the successor to the Smithtown Bancorp Restricted Stock Plan (“Predecessor Plan”). No further grants may be made under the Predecessor Plan on or after April 19, 2007. All awards previously granted under the Predecessor Plan will remain in full force and effect and shall continue to be governed by the terms of that plan. The total number of shares of common stock that may be delivered pursuant to awards granted under the Stock Compensation Plan is 874,163. This amount includes the balance of the shares reserved under the Predecessor Plan. The Company established the Stock Compensation Plan to grant awards to any employee, director or independent contractor of the Company or any of its subsidiaries or affiliates. The purpose of the Plan is to provide the Bank with the opportunity to offer incentive awards in order to attract and retain high level officers and directors and to motivate them to continue their relationship with the Bank and thereby align their interests and compensation with the long term interests of shareholders.

The Board of Directors elected to issue 22,000 and 17,160, and to purchase 16,087, shares of stock for the 2008, 2007 and 2006 plan years, respectively. Shares issued in 2007 have been adjusted for the 10% stock dividend. Shares were issued in 2008 and 2007, and purchased in 2006 at an average price of $20.89, $24.13, and $20.07 per share, respectively.

For accounting purposes, the Bank recognizes compensation expense for shares of common stock awarded under the Stock Compensation Plan and the Predecessor Plan over the vesting period based on the fair market value of the shares on the date they are awarded. The vesting period is generally five years with 20% vesting annually on December 31st for each of the first five years after the award is made. For the quarter ended June 30, 2008 and 2007, the Bank recognized $65 and $42 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $22 and $15, respectively. For the six months ended June 30, 2008 and 2007, the Bank recognized $131 and $85 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $45 and $29, respectively.

As of June 30, 2008 and 2007, there was approximately $899 and $656 of unrecognized compensation costs related to nonvested plan shares. These costs are expected to be recognized over a period of 4.5 years and 3.5 years, respectively.

A summary of the status of the Company’s nonvested plan shares as of June 30, 2008 is as follows:

For the Three Months Ended June 30, 2008
		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	48,416	$21.27
Granted	-	-
Vested	-	-
Nonvested at end of period	48,416	$21.27

Note 4– Employee Benefits

During 2008, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three and six month compararable periods were:

	For the Three Months Ended
	June 30,
	2008	2007
401(K) Defined Contribution Plan	$59	$52
Employee Stock Ownership Plan	63	56

	For the Six Months Ended
	June 30,
	2008	2007
401(K) Defined Contribution Plan	$125	$110
Employee Stock Ownership Plan	125	113

It is expected that the Bank’s costs for each of these two plans for the twelve months ending December 31, 2008 will be approximately $250.

The Bank also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees. The following table details the interest cost, amortization cost of the unrecognized transition obligation and the amortization of the net gain for the comparable three and six month periods.

For the Three Months Ended
	Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
June 30, 2008	$3	$8	$3	$8
June 30, 2007	4	8	2	10

For the Six Months Ended
	Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
June 30, 2008	$6	$16	$6	$16
June 30, 2007	8	16	4	20

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2007 and 2008, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. While this plan is funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank. The contributions accrued under this plan for the comparable three and six month periods were:

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2008	2007	2008	2008
$90	$77	$180	$146

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period. The benefit provides post-retirement life insurance up to a maximum of two and one-half times annual salary. In accordance with EITF Issue No. 06-4, the Bank has recorded a liability representing the cost of maintaining this insurance during the expected retirement period. This cost is expensed over the service period. An expense of $12 was recognized for the three months ended June 30, 2008 and $12 for the six months ended June 30, 2008 and $0 for the three and six months ended June 30, 2007. At June 30, 2008 and 2007, the combined cash value of these insurance policies was $15,179 and $14,568. The Bank has also established a non-tax qualified Deferred Compensation Plan for certain directors and executive officers. This group defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer. Life insurance policies were also purchased for the purpose of serving as the primary income source for the accruals during the service period. These policies had a combined cash value at June 30, 2008 and 2007 of $4,176 and $4,006. The Bank’s expense for this plan for the comparable three and six month periods was:

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2008	2007	2008	2008
$116	$97	$233	$187

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

Assets and Liabilities Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	-	$64,691	-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	-	-	$371

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $371, with a valuation allowance of $262, resulting in an additional provision for loan losses of $49 for the period.

Note 7. Loans

Loans as of June 30 consisted of the following:

	2008	2007

Real estate loans, construction	$352,072	$261,416
Real estate loans, other
Commercial	579,419	416,970
Residential	371,039	193,521
Agricultural	-	695
Commercial and industrial loans	51,466	45,184
Loans to individuals for household, family and other personal expenditures	3,477	3,791
All other loans (including overdrafts)	605	553
Total loans, gross	1,358,078	922,130
Less: deferred fees	4,131	2,186
allowance for loan losses	9,749	7,698
Loans, net	$1,344,198	$912,246

At June 30, 2008 and 2007, the Company had a total of $449.1 million and $388.6 million in interest only mortgage loans. All of the construction loans, all of the home equity lines of credit, and the commercial mortgage loans that are “interim” in nature are done on an interest only basis. These loans pose a potentially higher credit risk because of the lack of principal amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses for the six month period ending June 30 was as follows:

	2008	2007

Beginning balance	$8,250	$7,050
Add:
Recoveries	46	13
Provision charged to current expense	1,500	700
Total	9,796	7,763
Less: charge-offs	47	65
Balance, June 30	$9,749	$7,698

Total impaired loans at June 30, 2008 and 2007 in the amount of $371 and $346. The amount of the allowance for loan losses allocated to this loan was $262 and $237 at June 30, 2008 and 2007. The average recorded investment in impaired loans during the six months ended June 30, 2008 and 2007 was $340 and $115, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Any cash receipts received on impaired loans would first be applied to principal outstanding and then to accrued interest.

At June 30, 2008 and 2007, loans with unpaid principal balances on which the Bank is no longer accruing interest income totaled $313 and $346, respectively. At June 30, 2008 and 2007, there was $2,488 and $15 of loans past due 90 days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at June 30 follows:

	2008	2007	2006
Gross interest income which would have been recorded during the period under original contract terms	$14	$18	$1
Gross interest income recorded during the period	10	-	-

Note 8. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
June 30, 2008
Obligations of U.S. government agencies	$27,378	$119	$(101)
Mortgage-backed securities	26,061	63	(362)
Obligations of state and political subdivisions	4,788	13	(17)
Other securities	6,464	-	(1,919)

Total	$64,691	$195	$(2,399)

June 30, 2007
Obligations of U.S. government agencies	$60,764	$7	$(401)
Mortgage-backed securities	2,341	18	-
Obligations of state and political subdivisions	7,075	12	(64)
Other securities	7,084	-	(27)

Total	$77,264	$37	$(492)

The carrying amount, gross unrealized gains and losses and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
June 30, 2008
Obligations of state and political subdivisions	$111	$1	$-	$112
Total	$111	$1	$-	$112

June 30, 2007
Mortgage-backed securities	$22	$-	$-	$22
Obligations of state and political subdivisions	202	1	-	203
Total	$224	$1	$-	$225

The following table presents the amortized costs of and estimated fair values of securities by contractual maturity at June 30, 2008:

	Available
	for Sale	Held to Maturity
	Fair Value	Carrying Amount	Fair Value
Type and Maturity Grouping

Obligations of U.S. government agencies
After 1 year, but within 5 years	$3,371	$-	$-
After 5 years, but within 10 years	6,009	-	-
After 10 years	17,998	-	-
Total obligations of U.S. government agencies	$27,378	$-	$-
Mortgage-backed securities
After 10 years	$26,061	$-	$-
Total mortgage-backed securities	$26,061	$-	$-

Obligations of state and political subdivisions
Within 1 year	$432	$46	$46
After 1 year, but within 5 years	2,183	65	66
After 5 years, but within 10 years	697	-	-
After 10 years	1,476	-	-
Total obligations of state and political subdivisions	$4,788	$111	$112

Other securities
Within 1 year	$1,000	$-	$-
After 1 year, but within 5 years	3,000	-	-
After 5 years, but within 10 years	480	-	-
After 10 years	1,984	-	-
Total other securities	$6,464	$-	$-

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of U.S. government agencies, mortgage-backed securities and obligations of state and political subdivisions having an estimated fair value of $59,121 were pledged to secure public and treasury tax and loan deposits.

The following table presents the sales of available for sale securities:	As of June 30,
	2008	2007

Proceeds	$-	$-
Gross gains	-	-
Gross losses	-	-

The Bank has invested $93 in the Community Building Fund, LLC. This consortium of banks provides loans to low-income homeowners. The Bank has also made a capital contribution of $157 to the New York Bankers Association, Inc.

Securities with unrealized losses at June 30, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

As of June 30, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Securities available for sale:
Obligations of U.S. government agencies	$14,897	$(101)	$-	$-	$14,897	$(101)
Mortgage-backed securities	20,534	(362)	-	-	20,534	(362)
Obligations of state and political subdivisions	531	(6)	339	(11)	870	(17)
Other securities	-	-	3,984	(1,919)	3,984	(1,919)
Total temporarily impaired	$35,962	$(469)	$4,323	$(1,930)	$40,285	$(2,399)

As of June 30, 2007	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Securities available for sale:
Obligations of U.S. government agencies	$6,993	$(9)	$43,783	$(392)	$50,776	$(401)
Obligations of state and political subdivisions	1,709	(20)	2,796	(44)	4,505	(64)
Other securities	4,119	(27)	-	-	4,119	(27)
Total temporarily impaired	$12,821	$(56)	$46,579	$(436)	$59,400	$(492)

There were unrealized gains on securities held to maturity of $1 at June 30, 2008 and 2007.

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

Summary

A summary of the Company’s financial highlights for the second quarter of 2008 follows:

-	Year over year quarterly EPS growth of 5.26% and linked quarter EPS growth of 8.11%
-	Net loan growth for the quarter of over $229,914 or 20.45%
-	Net income for the quarter and the year of $3,951 and $7,526 representing a 7.48% increase over the second quarter of 2007, and a 6.68% increase over the six month period ending June 30, 2007
-	An increase of 10.55% in net income from the first quarter of 2008 to the second quarter of 2008
-	“Well capitalized” regulatory capital ratios with Tier 1 Leverage and Total Risk Based Capital at June 30 of 7.71% and 10.36%
-	Deposit increase of 14.27% for the second quarter
-	An ROAA and ROAE of 1.15% and 18.17% for the six month period ended June 30, 2008 as compared to 1.33% and 20.08% for the same period in 2007

Results of operations for the second quarter remained positive despite the intensified turmoil in the financial markets. Earnings continued to be driven by strong loan growth of 20.45% for the quarter, with new loan originations continuing at a record pace. As subprime credit and liquidity problems continued to heat up and plague many of the financial institutions and conduits who have traditionally been the Bank’s major competitors for commerical and residential real estate lending, opportunities for the Bank to originate larger volumes of these high quality loans increased substantially. As this competition began to decline late last year due to these crises as well as due to the acquisition of local competitors by large out-of-state banks, the Bank began a shift from short term construction lending and other interim financing to increased permanent mortgage lending. As a result of this shift in lending activity, growth in commercial, multi-family and residential mortgages reached over $112.5 million during the first quarter and over $200.3 million during the second quarter. Most of these new mortgage loans are on existing, fully-tenanted commercial and multi-family buildings located in New York City and on Long Island. The loan “pipeline” of approved but unfunded commitments at June 30, 2008 was $181 million. The credit available on previously closed construction loans, business lines of credit and various types of consumer credit at quarter’s end was $211 million, but it has been the Bank’s experience that these funds are not necessarily drawn upon. As the new loans were closed during the quarter, interest rates continued to decline. In fact, since September 2007, actions taken by the Federal Reserve Bank have caused a 325 basis point reduction in the federal funds rate, with the prime rate moving down a corresponding amount. A significant portion of the Company’s loan portfolio (approximately 29.71% at June 30), primarily its construction and commercial loans, are indexed to the prime rate, and as such, the rates on these loans experienced a corresponding reduction. New real estate loan originations have also been closed at significantly lower rates than were previously charged on construction lending, primarily due to the lower risk profile of these loans. The overall yield on all loans in the portfolio for the second quarter of 2008 declined from 7.25% for the first quarter of 2008 to 6.94%, due to the previously stated reasons. Unlike the intentional reduction in deposits that occurred during the first quarter, deposits grew by more than $138 million during the second quarter, resulting in net growth for the year of over $121 million. The reasons for the change in deposit collection strategy during the second quarter included the opening of two new branch offices as well as the realignment of competitor pricing to more reasonable levels of interest rates. The two new branch offices opened in early April and June collected more than $64 million in deposits by June 30, 2008. Also in contrast to the strategy utilized during the first quarter of borrowing from the Federal Home Loan Bank (“FHLB”) at rates that were lower than most term deposit rates, much of the funding for the loan originations that took place during the second quarter came from this deposit growth. Advances increased by $90 million during the second quarter as compared to $155 million during the first quarter. The average weighted cost of the second quarter advances was 2.55% as compared to 2.44% for those settled during the first quarter. It is expected that the gap between the increased loan originations and new deposit balances will close as the Company continues to open new branch locations. During the second quarter investment securities increased by $13,017, primarily a result of $1,500 of called U.S. government agency securities, $3,101 of matured U.S. government agency securities and municipal securities and the purchase of $19,977 of U.S. government agency securities and mortgage backed securities. The additional purchases were required for collateralization of municipal deposits. Asset quality remained strong during the quarter, with net chargeoffs of only fourteen hundred dollars. Loans past due 30-89 days for the quarter decreased by $8.98 million to $150 thousand. Nonperforming loans as of June 30, 2008 aggregate to $2,801, an increase from $1,612 at March 31, 2008. This increase is attributable to one single-family construction loan which management believes to be well-secured. Nonperforming loans as a percentage of total loans remain at a very low level of .21%.

Net income for the second quarter of 2008 increased by 10.55% over the first quarter of 2008 and by 7.48% over the same quarter in 2007. These results are primarily attributable to the greatly increased volume of new loan originations. Although the rates charged for these new loans have been lower than has been customary in the past, the lower funding costs available through the FHLB as well as the reduced rates paid on deposit accounts have resulted in increased net interest income. The provision for loan losses for the second quarter of 2008 was $700 as compared to $800 for the first quarter of 2008. This slightly reduced provision is a direct result of the decreasing risk weight of the portfolio. As the loan mix in the portfolio changes with a higher percentage of residential mortgages, including single-family and multi-family homes, as well as prime commercial real estate loans, so does the corresponding risk weight. The composition of the new loan originations booked during 2008 has been primarily permanent mortgages, as compared to the construction lending that was dominant during early 2007 and in prior years. Of the $200,378 in permanent mortgages that was added during the second quarter, $90,956 was extended for residential properties and $109,422 was for commercial properties. Within the residential fundings, $73,590 was for multi-family housing and $17,366 for 1-4 family homes. The overall risk within the portfolio has been decreasing as a result of this changing mix. It is for this reason that the ratio of the reserve for possible loan losses to total loans is currently .72% as compared to .80% at March 31, 2008 and .84% at December 31, 2007. Noninterest income for the quarter increased over the comparable quarter in 2007 by a slight 1.04%; a result of increased service charge income on deposit accounts and increased short term loan fee income. This noninterest income actually decreased from that of the first quarter in 2008 as a result of decreased fee income received from the Bank’s insurance agency. This fee income tends to be seasonal in nature, and it is expected to increase during the third quarter. Noninterest expense increased over the first quarter by 8.98%, and over the same quarter in 2007 by 17.74% primarily due to increased salary and benefit costs and occupancy expenses related to new branch construction and opening. These expenses will continue to rise throughout the remainder of the year as the Company’s footprint expands with additional branch locations.

Application of Critical Accounting Policies

Allowance for Loan Losses

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process, including the procedures for impairment testing under Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, an Amendment of SFAS Statements No. 5 and 15, and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”, an Amendment of SFAS Statement No. 114. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan's observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan's observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans. At June 30, 2008 and December 31, 2007, management believed the allowance for loan losses had been established and maintained at a level adequate to reflect the probable incurred losses in the Bank's loan portfolio.

Securities

The Bank evaluates its security policies consistent with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the Company's investments in securities are classified in two categories and accounted for as follows:

•
Securities Held to Maturity: Bonds and notes for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

•	Securities Available for Sale: Bonds, notes and certain equity securities are carried at estimated fair value.

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

Comparison of Financial Position at June 30, 2008 and December 31, 2007

The structure of the Company’s balance sheet has continued the change that began during the first quarter of 2008. At June 30 the largest segment of the Company’s interest-earning assets remains its loan portfolio, which now represents 88.90% of total assets as compared to 87.76% at December 31. The Company’s loan to deposit ratio at June 30 was 121.68% as compared to 99.31% at December 31, 2007. This is due to the fact that loan growth during the first and second quarter of 2008 has surpassed all prior periods in the Bank’s history. During this six month period, loans grew by $369 million, representing a 37.61% increase over the balance at December 31. As a result of the subprime and liquidity crises in the financial markets, many of the large conduits that were the Bank’s primary competitors for permanent mortgages have exited the market. These factors, along with the acquisition of other competitors by out of state banks, have greatly reduced competition for these types of loans. The Bank, on the other hand, has been able to take advantage of increased opportunities to provide this financing, and as a result, has added to its portfolio over $313 million in permanent residential and commercial mortgages since December 31, 2007. The largest increase in volume within the loan portfolio during the six month period ended June 30, 2008 was in residential mortgages, which actually increased by 75.34%. These mortgages include loans for 1-4 family homes and multi-family homes. A majority of the properties securing the loans are located in New York City, where demand remains strong, and price depreciation seen elsewhere in the country is not nearly as evident. The composition of the loan portfolio at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008		December 31, 2007
Real estate loans
Construction	$352,072	25.92%	$296,397	30.05%
Residential	371,039	27.32	211,609	21.45
Commercial	579,419	42.67	425,983	43.18
Commercial and Industrial	51,466	3.79	48,124	4.88
Consumer	3,477.26		3,670	0.37
Other loans	605.04		726	0.07
Total loans	1,358,078	100.00%	986,509	100.00%
Less:
Deferred fees	4,131		2,591
Allowance for loan losses	9,749		8,250
Loans, net	$1,344,198		$975,668

As can be seen from the above table, the segmentation of the loan portfolio has begun to change during the first six months of 2008. The Company has shifted toward increased permanent mortgage lending on commercial and residential properties, and away from construction lending and other types of short-term interim financing. During the first two quarters of 2008, unlike prior quarters, there was more of a mix between FHLB borrowings and deposits that provided the funding for these new loans. In particular, during the first quarter of this year, wholesale borrowings were priced at much lower rates than the corresponding rates on deposit accounts. The Company saw an outflow of deposits during the first quarter, but this outflow was reversed during the second quarter when the Company opened two new branch offices which were very successful in collecting deposits. Asset quality remains very strong, with the largest increase of $1,226 in the 90 day past due category. This increase is the result of one residential property which is well-secured. Both the 30-89 day past due category and the non-accrual category were reduced significantly from the end of the first quarter. As of June 30, 2008 loans 30-89 days past due total $150 and non-accrual loans total $312. The ratio of nonperforming loans to total loans is a very low .21%, continued evidence of the Company’s strong underwriting guidelines and the high quality of the originated loans. There remains one property in the Bank’s Other Real Estate Owned category totalling $6,972. The loan was for a property located on Madison Avenue in New York City, and has been written down to its appraised value less all expected selling expenses. Currently, an unexecuted contract of sale remains with a potential buyer, with several other potential buyers available if this contract is not executed. No further losses are expected on this property upon its sale. The allowance for loan loss account increased from December 31, 2007 to June 30, 2008 by $1,499, a result of the provision for loan losses of $1,500, and net charge-offs of $1. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management believes the level of the allowance for loan losses provides adequate coverage. At June 30, 2008 and December 31, 2007, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .72% and .83%, respectively. This level of reserves is adequate due to the credit quality of the portfolio and is within the range of peer group banks with similar loan composition. The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio.

The next largest category of interest-earning assets is the Company’s investment portfolio. The composition of the portfolio at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
Securities available for sale
Obligations of U.S. government agencies	$27,378	$32,394
Mortgage-backed securities	26,061	7,619
Obligations of state and political subdivisions	4,788	6,312
Other securities	6,464	8,567
Total securities available for sale	$64,691	$54,892

Securities held to maturity
Mortgage-backed securities	$-	$8
Obligations of state and political subdivisions	111	202
Total securities held to maturity	$111	$210

Total investment securities	$64,802	$55,102

Investment securities increased by 17.60% from December 31, 2007 to June 30, 2008. Of the funds received from called and matured securities as well as paydowns on various investments, $46,129 of new securities were purchased to provide collateral for deposit balances of local municipalities. These purchased securities had a weighted average rate of 5.50% and a weighted average contractual maturity of approximately 18.75 years.

Bank premises and equipment increased by 17.23% from December 31, 2007 to June 30, 2008, as two new branch buildings were completed, four others remain in various stages of construction, and two existing branch locations undergo renovation. The first new branch opening for the 2008 year took place on April 6 in Greenvale, NY. The second branch opening took place in Nesconset on June 2nd. The four other locations currently under construction are slated for opening during the third and fourth quarter. These branches are expected to help provide the deposits for the funding of the additional loan growth throughout the remainder of the year. Other assets increased by 36.18%, primarily the result of increased deferred taxes and higher outstanding balances with the Company’s official check processor.

On the liability side of the balance sheet, total deposits increased by 12.30% from December 31, 2007 to June 30, 2008. The composition of deposits was as follows:

	June 30, 2008	December 31, 2007
Demand (non interest bearing)	$116,234	$111,726
Money market	407,113	389,891
NOW	29,231	34,814
Savings	62,184	54,267
Time	497,955	400,103
Total deposits	$1,112,717	$990,801

Demand deposits increased during the period by 4.03%. Savings and time deposits increased by 14.59% and 24.46%, respectively. Money market balances also increased by 4.42%. The only category of deposits that decreased was NOW accounts, which were reduced by 16.04%. During the first quarter of the year, the availability of low cost FHLB borrowings made it more advantageous for the Company to borrow in the form of advances to fund most of the loan growth. However, during the second quarter of the year, two new branches were opened and deposits flowed into the Bank, reducing the need for advances. The deposits collected at one of the new locations has been primarily time deposits, as the branch is located in an affluent North Shore community. The funds collected in the second branch location were more consistent with the deposit account mix at most other branches, with approximately thirty percent of the total deposit portfolio in time deposits. As can be seen from the above breakdown, the increase in core deposits for the first half of 2008 was slightly above 4%. However, based on the fact that the retention of the Company’s certificates of deposit has been upward of 80%, management often views these accounts as part of its core base.

Federal Home Loan Bank borrowings increased dramatically from December 31, 2007, by $253,375. The Company has taken advantage of the very attractive rates offered by the FHLB for structured borrowings. The average cost of these structured borrowings is 2.47%. As of June 30, 2008, the Company had $235 million in structured borrowings outstanding, all of which are callable. $165 million have a one-time call (European) and $70 million are periodically callable throughout the term of the borrowing (Bermudan). $25 million of advances are not callable and have an average maturity of approximately sixteen months. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement with the FHLB of New York.

Stockholders’ equity increased from $80.1 million at December 31, 2007 to $85.7 million at June 30, 2008, an increase of 7.04%, primarily the result of retained net income. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of June 30, 2008, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of June 30, 2008, the Company’s capital ratios were 10.36%, 8.67% and 7.71%. The Bank’s capital ratios as of June 30, 2008 were 10.24%, 9.46% and 8.42%. As the Company continues to grow, management continues to evaluate its options with respect to capital. These options are considered in light of projected asset and earnings growth as well as market conditions and opportunities.

The Company’s year to date return on average equity was 18.17% and year to date return on average assets was 1.15%.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net income for the three months ended June 30, 2008 and 2007 was $3,951 and $3,676, an increase of 7.48% and is due primarily to the corresponding 18.68% increase in net interest income. This increase in net interest income is due in the largest part to an increase in the quarterly average balance of loans from $902,242 at June 30, 2007 to $1,240,052 at June 30, 2008, an increase of 37.44%, along with a corresponding 12.64% increase in interest on loans. Loan yields declined from 8.15% during the second quarter of 2007 to 6.69% during the second quarter of 2008, due in part to the lower rate of interest earned on residential and commercial permanent mortgages as compared to construction loans. The other reason for the decline in yield on loans is due to the drop in the prime rate of interest between the third quarter of 2007 and the second quarter of 2008. This decline in rate amounted to 325 basis points. The average balance of the Company’s construction, commercial loan, and home equity line of credit loans, which are all tied to the prime rate, was approximately $460 million for the second quarter of 2008. The decreasing prime rate accounts for a significant part of the decrease in loan yields thus far in 2008. As such, the increase in loan income is totally attributable to the greatly increased volume. Interest income on investment securities decreased by 31.09% for the quarter ended June 30, 2008 as compared to the same period in 2007. This was due to the decline in average balance from $78,944 for the second quarter of 2007 as compared to $55,088 for the second quarter of 2008, and a corresponding reduction in yield of five basis points. The interest earned on federal funds sold was 20.71% lower for the second quarter of 2008 due to the reduced average balance of $15,895 and reduced yield of 320 basis points. Interest expense for the second quarter of 2008 was significantly lower than that for the same period in 2007. For the three month period ending June 30, 2008 the Company’s cost of funds was 3.15% as compared to 4.22% for the comparable three month period in 2007. The cost of funds is the annualized quarterly interest expense divided by the quarterly average balance of all interest-bearing liabilities, including deposits, borrowings and subordinated debt. Two of the three issuances of trust preferred securities are adjustable rate and are indexed to three month LIBOR. Net interest margin, which is the primary driver of net income, was 4.11% during the 3 month period ending June 30, 2007 as compared to 3.64% for the period ending June 30, 2008.

Noninterest income for the three month period ending June 30, 2008 increased by only 1.04%, primarily a result of increased service charges on customer accounts. These charges were in the form of overdraft fees. The Company’s overdraft honor program continues to generate a high level of fee income. Noninterest expense increased by 17.74% during the current quarter due in large part to salary and benefit expense related to increased staffing needs for new branches and support services. Occupancy expenses also rose due to the rental, construction and overhead expenses associated with an increasing number of branch offices, as well as renovations of existing offices. Finally, although tax dollars accrued have increased for the three month period in 2008 as compared to the same period in 2007, the combined effective tax rate of the Company has actually been marginally reduced and remains near the 34% level due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Corp. as well as the Company’s holdings of bank owned life insurance and tax-exempt municipal securities.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Net income for the six months ended June 30, 2008 and 2007 was $7,526 and $7,055, an increase of 6.68% and again is due almost exclusively to the increase in interest income on loans. Loan income for this six month period was 10.73% higher in 2008 than in 2007, due primarily to the increased six month average balance of $1,153,028 as compared to $887,042, an increase of 29.99%. As can be seen from the below Average Balance Sheet and Yield Analysis table, the interest income on investment securities declined by $640 due to the combination of a higher yield in 2008 of 5.10% as compared to 4.88% in combination with the $28,813 lower average balance. Interest income on federal funds sold was also lower for the six month period in 2008 than in 2007 due to the combination of a reduced rate of interest of 2.02% as compared to 5.21% and a reduced average balance of $16,147 as compared to $19,416. Interest expense for the six month period in 2008 was only 1.09% higher than the comparable period in 2007. The average balance, however, for interest bearing deposits was $84,527 higher during 2008 than 2007, but the rate paid for these deposits was 4.15% during the first half of 2007 as compared to 3.38% for the same period in 2008. A large component of interest expense is the cost of borrowings, which increased by 193.44%. During 2008 the average balance of these borrowings for the six month period was $170,693 with a cost of 2.74% as compared to $38,480 in 2007 with a cost of 4.15%. During 2007 the Company had an average balance of subordinated debt of $18,000 with a cost of 7.60%. During 2008 this average balance increased to $31,514 at a cost of 6.51%. This resulted in a 50.87% increase in interest expense for this debt. Net interest margin for the six month period in 2007 was 4.07% as compared to 3.76% for the same period in 2008.

The provision for possible loan loss charge for the six month period ending June 30, 2008 was $1,500 as compared to $700 for the same period in 2007. The size of the provision was directly related to the balance of loans added this year as well as the risk profile of these new loans in combination with the existing portfolio. This provision expense resulted in a reserve ratio of .72% at June 30, 2008. Noninterest income for the six month period increased by 3.22% resulting primarily from the increase in fee income collected from the Company’s “Bounce Protection” program, as well as increased revenues from Bank of Smithtown Insurance Agents and Brokers, Inc.. Noninterest expense also increased by 11.32% during the first half of 2008 as compared to this same period in 2007, resulting foremost from the construction and renovation as well as ongoing occupancy and salary and benefit expenses of new and existing branches. During the first few months of a new branch opening, there are also non recurring advertising and promotional expenses that occur. It is expected that these retail branch related expenses will continue to increase as additional branch offices are constructed and opened.

The following table details certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for the periods indicated. Interest income on investment securities is shown on a tax-equivalent basis. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields. Non- accrual loans are included in average loan balances. Interest income on these loans has not been recorded and therefore is not included.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Six Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$48,918	$1,227	5.02%	$74,942	$1,809	4.83%
Nontaxable	5,859	171	5.84	8,648	229	5.31
Total investment securities	54,777	1,398	5.10	83,590	2,038	4.88

Total loans	1,153,028	39,965	6.94	887,042	36,093	8.16
Federal funds sold	16,147	165	2.02	19,416	509	5.21
Other interest-earning assets	9,022	330	7.36	3,083	112	7.35
Total interest-earning assets	1,232,974	41,858	6.80	993,131	38,752	7.82
Noninterest-earning assets	80,593			89,931

Total assets	$1,313,567			$1,083,062

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$90,134	$594	1.33%	$89,817	$552	1.23%
Money market	385,402	5,525	2.88	331,275	6,906	4.20
Time deposits	435,343	9,195	4.25	405,260	9,539	4.75
Total interest-bearing deposits	910,879	15,314	3.38	826,352	16,997	4.15

Federal Home Loan Bank borrowings	170,693	2,327	2.74	38,480	793	4.15
Subordinated debt	31,514	1,038	6.51	18,000	688	7.60
Total interest-bearing liabilities	1,113,086	18,679	3.37	882,832	18,478	4.22
Noninterest-bearing liabilities:
Demand deposits	106,431			102,771
Other liabilities	8,311			28,900
Total liabilities	1,227,828			1,014,503
Stockholders' equity	85,739			68,559

Total liabilites & stockholders equity	$1,313,567			$1,083,062

Net interest income/interest rate spread		$23,179	3.43%		$20,274	3.60%
Net earning assets/net yield on average
interest-earning assets	$119,888		3.76%	$110,299		4.07%

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

On June 30, 2008 total loan commitments outstanding were $409.8 million, of which $211.6 million represented available lines on funded loans, $181.3 million represented available lines on unfunded loans, and $16.9 million represented letters of credit. At June 30, 2007 these commitments totaled $217.3 million with available lines of $207.2 million and letters of credit totalling $10.1 million.

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

The last simulation model was prepared as of May 31, 2008 and was modeled on a 100 and 200 basis point downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of May 31, 2008 and February 29, 2008. As of May 31, 2008, the Company’s change in net interest income that would result from the respective potential interest rate shocks remains well within policy limits, meaning that sensitivity to upward or downward changes in market interest rates is minimal. The results of this simulation have been reviewed with the President, the Board of Directors and senior management.

Change In Interest Rates	As of May 31, 2008		As of February 29, 2008
In Basis Points	Potential Change In Net		Potential Change In Net
(Rate Shock)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
Up 200 basis points	1,848	3.13	1,047	2.12
Up 100 basis points	2,209	3.74	(1,857)	(3.75)
Static	-	-	-	-
Down 100 basis points	986	1.67	(8,304)	(16.79)
Down 200 basis points	(596)	(1.01)	(4,951)	(10.01)

Item 4. - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1a. - Risk Factors

Concentration of loan portfolio

The Bank generally invests a large proportion of its assets in loans secured by commercial and residential real estate properties. While we do not expect a substantial decline in real estate values and economic conditions on Long Island and in the New York metropolitan area, a decline in these values or economic activities could have an impact on the value of collateral securing the loans as well as the ability for the repayment of loans. See a further discussion in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Loans”.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the FDIC have observed that commercial real estate is an area in which some banks have become increasingly concentrated. These agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. As a result of this concern, the agencies issued Commercial Real Estate Guidance (“CRE guidance”) in December 2006 to ensure that institutions with such concentrations maintain strong risk management practices and appropriate levels of capital. This CRE guidance does not impose any limits on the level of commercial real estate lending made by banks. The Bank has incorporated several actions in lending administration as part of its enhanced credit risk management processes, including the addition of a credit risk manager and the preparation of concentration reports for review and determination of risk ratings.

Changes in Interest Rates Could Affect Profitability

The ability to earn a profit, as is the case for most financial institutions, depends in large part on net interest income, which is the difference between interest income that the Bank earns on its interest-earning assets, such as loans and investments, and the interest expense that the Bank incurs on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates. A sustained decrease in market interest rates could adversely affect earnings. When interest rates decline, borrowers may refinance existing loans. Funds received by the Bank as a result of these refinancings would be reinvested at lower rates. Additionally, funds received on matured investment securities may be reinvested in lower yielding instruments. In a period of rising interest rates, the rates paid on interest-bearing deposits could rise more rapidly than the rates earned on interest-earning assets.

Geographic Location

The Bank’s market area is located primarily along the north shore of Long Island, from Port Washington to Wading River. Its customer base also includes the five boroughs of New York City and the greater New York metropolitan area. Competition in the banking and financial services industry is intense. The profitability of the Bank depends on its continued ability to successfully compete. The Bank competes with commercial banks, credit unions, savings banks, insurance companies and brokerage and investment banking firms. Many of the Bank’s competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide.

The Loss of Key Personnel Could Impair the Bank’s Future Success

The Bank’s future success depends in part on the continued service of its executive officers, other key members of management, and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees. The loss of services of key personnel could have an adverse effect on the Bank’s business.

Highly Regulated Environment

The Bank is subject to extensive regulation, supervision and examination by the New York State Banking Department, the FDIC and the SEC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer. Recently regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas, the Bank has been required to adopt new policies and procedures and to install new systems. The Bank cannot be certain that the policies, procedures and systems in place are flawless and there is no assurance that in every instance the Bank is in full compliance with these requirements. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on operations.

Item 4. - Submission of Matters to a Vote of Security Holders

There were two propositions voted on at the Annual Meeting of Shareholders (“meeting”) held April 24, 2008; (1) the election of three directors to the Board of Directors of the Company and (2) the approvoal of the appointment of Crowe Chizek and Company, LLC, as the Company’s independent auditors for the year ending December 31, 2008.

The directors elected at the meeting were Barry M. Seigerman, Manny Schwartz and George H. Duncan. The directors continuing in office were Bradley E. Rock, Sanford C. Scheman, Patricia C. Delaney, Patrick A. Given, Robert W. Scherdel and Hyukmun Kwon..

The voting results on the propositions were as follows: (1) Proposition No. 1, Election of Directors (a) George Duncan - votes cast for - 8,392,574, votes cast against - 511,440, (b) Manny Schwartz - Votes cast for - 8,146,565, votes cast against - 757,449 and (c) Barry M. Seigerman - votes cast for - 8,144,851, votes cast against - 759,163. (2) Proposition No. 2, Approval of the Appointment of Crowe Chizek and Company, LLC, as Independent Auditors for the Year Ending December 31, 2008 - votes cast for - 8,750,956, votes cast against - 24,392.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

3.1
Articles of Incorporation, as amended (incorporated herein by reference and filed as part of the Registrant’s Registration Statement on Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511 filed on June 6, 1984, with amendments filed as part of the Registrant’s Proxy Statements filed on February 22, 1996, February 19, 1998, February 23, 2001, March 16, 2004, and March 17, 2005, all of which are incorporated herein by reference)

3.2
By-Laws, as amended and restated as of December 27, 2005 (filed as Exhibit 3b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference)

4.1
Articles of Incorporation Page No. 2 (incorporated herein by reference and filed as part of the Registrant’s Registration Statement on Form S-14 Registration Statement under the Securities Act of 1933, Reg #2-91511 filed June 6, 1984 and incorporated herein by reference)

4.2	By-Laws Page Nos. 2,11,12,13 and 14

4.3
Shareholder Protection Rights Agreement, dated as of September 23, 1997, between the Registrant and Mellon Investor Services LLC as Rights Agent, as amended (filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, filed on October 8, 1997, with amendments filed as Exhibit 1 to the Registrant’s Registration Statements on Form 8-A/A filed on January 26, 1998, April 26, 2002, January 22, 2004, February 5, 2004, August 24, 2004, and March 14, 2008, all of which are incorporated herein by reference)

9	No voting trust agreements

10.1*	Smithtown Bancorp Supplemental Executive Retirement Agreement (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference)

10.2*	Bank of Smithtown Bankwide Annual Cash Incentive Plan (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)

10.3*	Smithtown Bancorp, Inc. 2007 Stock Compensation Plan (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)

10.4*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Bradley E. Rock (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.5*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Anita Florek (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.6*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Robert J. Anrig (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.7*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Thomas J. Stevens (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.8*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and John A. Romano (filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.9*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and Bradley E. Rock, as amended (filed herewith, with amendment filed as Exhibit 7 to Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.10*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and Anita Florek, as amended (filed herewith, with amendment filed as Exhibit 8 to Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.11*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and Robert J. Anrig, as amended (filed herewith, with amendment filed as Exhibit 9 to Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.12*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and Thomas J. Stevens, as amended (filed herewith, with amendment filed as Exhibit 10 to Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.13*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and John A. Romano, as amended (filed herewith, with amendment filed as Exhibit 11 to Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.14*
Smithtown Bancorp, Inc. Restricted Stock Plan, as amended (filed as Exhibit 1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, with amendment filed as Item 5.02 to Registrant’s Current Report on Form 8-K filed December 4, 2006, all of which are incorporated herein by reference)

10.15*	Bank of Smithtown Directors’ Deferred Fee Plan (filed herewith)

10.16*	Bank of Smithtown Executive Deferred Compensation Plan (filed herewith)

10.17*	Bank of Smithtown Amended and Restated Employee Stock Ownership Plan (filed herewith)

18	No change in accounting principles

23	Accountant’s Consent (with respect to Registrant’s Annual Report on Form 10-K filed March 13, 2008 for the fiscal year ended December 31, 2007)

24	None

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

99	Independent Auditor's Report filed as part of Form 10-K for the fiscal year ended December 31, 2007

*   Management contract or compensatory plan or arrangement

Reports on Form 8-K

Other Events – Filed April 18, 2008
Incorporated by Reference
Financial Statements and Exhibits - Filed April 25, 2008
Incorporated by Reference
Other Events – Filed May 27, 2008
Incorporated by Reference
Other Events – Filed June 9, 2008
Incorporated by Reference
Other Events – Filed June 11, 2008
Incorporated by Reference
Other Events – Filed June 30, 2008
Incorporated by Reference
Other Events – Filed July 15, 2008
Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

August 8, 2008

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and
Chief Financial Officer