Form 10-Q
period 2008-09-30
SMITHTOWN BANCORP INC
filed 2008-11-07
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Shares of Common Stock ($.01 Par Value) Outstanding as of November 7, 2008
11,799,477

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Unaudited Consolidated Statements of Income for the Three Months Ended September 30, 2008 and 2007	4

	Unaudited Consolidated Statements of Income for the Nine Months Ended September 30, 2008 and 2007	5

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity For the Nine Months Ended September 30, 2008 and 2007	6

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1a.	Risk Factors – No change

Item 2.	Change in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum
			Shares(or Units)	Number of
	Total		Purchased as	Shares(or Units)
	Number	Average	Part of Publicly	That May Yet Be
	Of Shares	Price	Announced	Purchased Under
	(or Units)	Paid Per	Plans	the Plans
Period	Purchased	Share (or Unit)	or Programs	or Programs
July 1, 2008 – July 31, 2008	0	0	0	852,163
August 1, 2008 – August 31, 2008	0	0	0	852,163
September 1, 2008 – September 30, 2008	0	0	0	852,163
Total	0	0	0	852,163	(1)

(1) This number represents the number of shares reserved pursuant to the 2007 Stock Compensation Plan only. The Employee Stock Ownership Plan shares cannot be included here, as there is no defined number of shares reserved for purchase under the provisions of the Plan.

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K	26

Signatures	29

SMITHTOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of
	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$19,737	$ 17,401
Federal funds sold	26,393	54
Total cash and cash equivalents	46,130	17,455
Investment securities:
Available for sale:
Obligations of U.S. government agencies	22,650	32,394
Mortgage - backed securities	25,783	7,619
Obligations of state and political subdivisions	4,468	6,312
Other securities	10,133	8,567
Total securities available for sale	63,034	54,892
Held to maturity:
Mortgage-backed securities	-	8
Obligations of state and political subdivisions	111	202
Total securities held to maturity (estimated fair value $112 in 2008 and $212 in 2007)	111	210
Total investment securities	63,145	55,102
Restricted securities	16,591	2,113
Loans	1,493,017	983,918
Less: allowance for loan losses	10,158	8,250
Loans, net	1,482,859	975,668
Bank premises and equipment	28,244	22,611
Other assets
Cash value of company owned life insurance	19,519	18,961
Goodwill	3,923	3,923
Intangible assets	1,063	1,383
Other real estate owned	6,972	6,972
Other	22,499	16,961
Total other assets	53,976	48,200
Total assets	$1,690,945	$ 1,121,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand (noninterest-bearing)	$107,656	$ 111,726
Money market	436,248	389,891
NOW	30,887	34,814
Savings	67,431	54,267
Time	542,081	400,103
Total deposits	1,184,303	990,801
Dividends payable	393	392
Federal Home Loan Bank borrowings	340,000	20,900
Subordinated debt	38,836	18,217
Other liabilities	12,456	10,737
Total liabilities	1,575,988	1,041,047
Stockholders' equity
Common stock - $.01 par value (20,000,000 shares authorized; 13,851,341 shares issued, 11,799,477 shares outstanding at Sept. 30, 2008; 11,852,374 shares issued, 9,800,510 shares outstanding at Dec. 31, 2007)	139	119
Additional paid in capital	51,942	25,755
Retained earnings	75,184	64,463
Accumulated other comprehensive loss	(2,246)	(173)
	125,019	90,164
Treasury stock (2,051,864 shares at cost)	(10,062)	(10,062)
Total stockholders' equity	114,957	80,102
Total liabilities and stockholders' equity	$1,690,945	$ 1,121,149

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in thousands, except share and per share data)

	For the Three Months Ended September 30,
	2008	2007
Interest income
Loans	$23,353	$18,861
Federal funds sold	9	203
Investment securities:
Taxable:
Obligations of U.S. government agencies	343	711
Mortgage - backed securities	306	29
Other securities	178	110
Subtotal	827	850
Exempt from federal income taxes:
Obligations of state & political subdivisions	49	72
Other	229	55
Total interest income	24,467	20,041

Interest expense
Money market accounts (including savings)	2,981	4,005
Time deposits of $100,000 or more	1,945	2,017
Other time deposits	2,809	2,883
Federal Home Loan Bank borrowings	2,210	297
Subordinated debt	610	352
Total interest expense	10,555	9,554

Net interest income	13,912	10,487
Provision for loan losses	500	300
Net interest income after provision for loan losses	13,412	10,187

Noninterest income
Trust and investment services	189	178
Service charges on deposit accounts	630	542
Revenues from insurance agency	824	1,032
Net gain on sales of investment securities	6	34
Increase in cash value of company owned life insurance	163	194
Other	536	479
Total noninterest income	2,348	2,459

Noninterest expense
Salaries	3,755	2,925
Pension and other employee benefits	830	715
Net occupancy expense of bank premises	1,588	966
Furniture and equipment expense	698	725
Amortization of intangible assets	107	119
Other	1,512	1,270
Total noninterest expense	8,490	6,720

Income before income taxes	7,270	5,926
Provision for income taxes	2,663	2,107
Net income	$4,607	$3,819

Basic earnings per share	$0.47	$0.39
Diluted earnings per share	$0.47	$0.39
Cash dividends declared	$0.04	$0.04
Weighted average common shares outstanding	9,836,255	9,770,828
Weighted average common equivalent shares	9,836,735	9,773,193
Comprehensive income	$3,786	$3,945

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share data)

	For the Nine Months Ended September 30,
	2008	2007
Interest income
Loans	$63,318	$54,954
Federal funds sold	174	712
Interest and dividends on investment securities:
Investment securities:
Taxable:
Obligations of U.S. government agencies	829	2,314
Mortgage - backed securities	828	99
Other securities	397	246
Subtotal	2,054	2,659
Exempt from federal income taxes:
Obligations of state & political subdivisions	160	222
Other interest income	559	167
Total interest income	66,265	58,714

Interest expense
Money market accounts (including savings)	9,100	11,463
Time deposits of $100,000 or more	5,715	5,840
Other time deposits	8,234	8,599
Other borrowings	4,537	1,090
Subordinated debt	1,648	1,040
Total interest expense	29,234	28,032

Net interest income	37,031	30,682
Provision for loan losses	2,000	1,000
Net interest income after provision for loan losses	35,031	29,682

Noninterest income
Trust and investment services	565	574
Service charges on deposit accounts	1,662	1,437
Revenues from insurance agency	2,677	2,819
Net gain on sales of investment securities	6	34
Increase in cash value of company owned life insurance	557	613
Other	1,460	1,418
Total noninterest income	6,927	6,895

Noninterest expense
Salaries	10,261	8,894
Pension and other employee benefits	2,541	2,191
Net occupancy expense of bank premises	4,032	2,999
Furniture and equipment expense	2,022	2,042
Amortization of intangible assets	320	359
Other	4,077	3,497
Total noninterest expense	23,253	19,982

Income before income taxes	18,705	16,595
Provision for income taxes	6,572	5,721
Net income	$12,133	$10,874

Basic earnings per share	$1.24	$1.12
Diluted earnings per share	$1.24	$1.12
Cash dividends declared	$0.12	$0.12
Weighted average common shares outstanding	9,804,758	9,768,807
Weighted average common equivalent shares	9,805,660	9,771,579
Comprehensive income	$10,060	$11,048

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares outstanding)

	Common Stock		Additional			Accumulate Other
	Shares		Paid In	Retained	Treasury	Comprehensive	Total Stockholders’
	Outstanding	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at 12/31/2006	9,774,025	$108	$4,046	$73,046	$(10,062)	$(331)	$66,807
Comprehensive income:
Net income				10,874			10,874
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						321	321
Adjustment to apply SFAS 158, net of tax						(147)	(147)
Total comprehensive income							11,048
10% stock dividend (1)		11	21,314	(21,325)			-
Cash dividends declared				(1,141)			(1,141)
Issuance of shares for employee stock ownership plan	9,325		225				225
Stock awards vested			127				127
Stock awards granted	17,160						-

Balance at 9/30/2007	9,800,510	$119	$25,712	$61,454	$(10,062)	$(157)	$77,066

Balance at 12/31/2007	9,800,510	$119	$25,755	$64,463	$(10,062)	$(173)	$80,102
Comprehensive income:
Net income				12,133			12,133
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(2,113)	(2,113)
Adjustment to apply SFAS 158, net of of tax						40	40
Total comprehensive income							10,060
Retained earnings reduction due to adoption of EITF 06-4				(233)			(233)
Cash dividends declared				(1,179)			(1,179)
Issuance of shares	1,965,000	20	25,741				25,761
Issuance of shares for employee stock ownership plan	11,967		250				250
Stock awards vested			196				196
Stock awards granted	22,000						-
Balance at 9/30/2008	11,799,477	$139	$51,942	$75,184	$(10,062)	$(2,246)	$114,957

(1) As a result of the April 2, 2007 10% stock dividend, a transfer of $21,325 was made from retained earnings to the additional paid in capital account and to the common stock account for the fair market value of the dividend.

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$12,133	$10,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	2,201	1,936
Provision for loan losses	2,000	1,000
Net gain on sale of investment securities	(6)	(34)
Net increase (decrease) in other liabilities	1,719	(732)
Net increase in other assets	(433)	(3,063)
Net increase in deferred taxes	(3,643)	(1,480)
Amortization of unearned restricted stock awards	196	128
Increase in cash surrender value of company owned life insurance	(557)	(613)
Amortization of investment security premiums and accretion of discount	(34)	(13)
Amortization of intangible assets	320	359
Cash provided by operating activities	13,896	8,362

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	41,467	60,892
Proceeds from calls, repayments and maturities of held-to-maturity securities	99	198
Purchases of available-for-sale securities	(53,134)	(15,172)
Purchases of restricted securities	(21,760)	(3,817)
Redemptions of restricted securities	7,282	5,768
Loans made to customers, net	(509,099)	(99,568)
Payment for Bank of Smithtown Insurance Agents & Brokers, Inc.	-	(1,554)
Payment for acquisition of Payne & Palmieri insurance company	-	(229)
Purchases of premises and equipment	(7,834)	(3,064)
Cash used in investing activities	(542,979)	(56,546)

Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	51,524	92,304
Increase (decrease) in time deposits	141,978	(20,025)
Cash dividends paid	(1,179)	(1,104)
Federal Home Loan Bank term advances	520,000	-
Maturities of Federal Home Loan Bank term advances	(200,000)	(30,000)
Net decrease in overnight borrowings	(900)	(4,580)
Proceeds from subordinated debt issuance	20,000	-
Proceeds from issuance of common shares	26,335	-
Cash provided by financing activities	557,758	36,595

Net increase (decrease) in cash and cash equivalents	28,675	(11,589)
Cash and cash equivalents, beginning of period	17,455	27,620
Cash and cash equivalents, end of period	$46,130	$16,031

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$28,393	$28,230
Income taxes	7,395	9,123

Schedule of noncash activities
Issuance of common stock to employee stock ownership plan	$250	$225
Issuance of common stock to restricted stock plan	460	414

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

	Three Months Ended
	September 30,	September 30,
	2008	2007
Computation of per share income
(in thousands, except share and per share data)

Net income	$4,607	$3,819

Common equivalent shares:

Weighted average common shares outstanding	9,836,255	9,770,828
Weighted average common equivalent shares	480	2,365
Weighted average common and common equivalent shares	9,836,735	9,773,193
Basic earnings per share	$0.47	$0.39
Diluted earnings per share	$0.47	$0.39

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Computation of per share income
(in thousands, except share and per share data)

Net income	$12,133	$10,874

Common equivalent shares:

Weighted average common shares outstanding	9,804,758	9,768,807
Weighted average common equivalent shares	902	2,772
Weighted average common and common equivalent shares	9,805,660	9,771,579
Basic earnings per share	$1.24	$1.12
Diluted earnings per share	$1.24	$1.12

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

The Board of Directors elected to issue 22,000 and 17,160 shares of stock for the 2008 and 2007 plan years, respectively. Shares issued in 2007 have been adjusted for the 10% stock dividend. Shares were issued in 2008 and 2007 at an average price of $20.89 and $24.13 per share, respectively.

For accounting purposes, the Bank recognizes compensation expense for shares of common stock awarded under the Stock Compensation Plan and the Predecessor Plan over the vesting period based on the fair market value of the shares on the date they are awarded. The vesting period is generally five years with 20% vesting annually on December 31st for each of the first five years after the award is made. For the quarter ended September 30, 2008 and 2007, the Bank recognized $65 and $42 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $22 and $15, respectively. For the nine months ended September 30, 2008 and 2007, the Bank recognized $196 and $127 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $67 and $44, respectively.

As of September 30, 2008 and 2007, there was approximately $833 and $613 of unrecognized compensation costs related to nonvested plan shares. These costs are expected to be recognized over a period of 4.25 years and 3.25 years, respectively.

A summary of the status of the Company’s nonvested plan shares as of September 30, 2008 is as follows:

For the Three Months Ended September 30, 2008
		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	48,416	$21.27
Granted	-	-
Vested	-	-
Nonvested at end of period	48,416	$21.27

Note 4– Employee Benefits

During 2008, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees. Expenses related to these two plans for the three and nine month compararable periods were:

	For the Three Months Ended
	September 30,
	2008	2007
401(K) Defined Contribution Plan	$63	$55
Employee Stock Ownership Plan	63	56

	For the Nine Months Ended
	September 30,
	2008	2007
401(K) Defined Contribution Plan	$188	$165
Employee Stock Ownership Plan	188	169

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

For the Three Months Ended
		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
September 30, 2008	$3	$8	$3	$8
September 30, 2007	4	8	2	10

For the Nine Months Ended
		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
September 30, 2008	$9	$24	$9	$24
September 30, 2007	12	24	6	30

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2007 and 2008, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank. The contributions accrued under this plan for the comparable three and nine month periods were:

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2008	2007	2008	2007
$90	$77	$270	$223

The Bank has a similar supplemental life insurance plan for all members of management. The benefit provides post-retirement life insurance up to a maximum of two and one-half times annual salary. In accordance with EITF Issue No. 06-4, the Bank has recorded a liability representing the cost of maintaining this insurance during the expected retirement period. This cost is expensed over the service period. An expense of $12 was recognized for the three months ended September 30, 2008 and $37 for the nine months ended September 30, 2008 and $0 for the three and nine months ended September 30, 2007. The Bank has also established a non-tax qualified Deferred Compensation Plan for certain directors and executive officers. This group defers a portion of its compensation. A liability has been accrued for the obligation under this plan. During 2004 the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer. While these plans are funded from the general operations of the Bank, life insurance policies were acquired because they represented attractive investments during the service period. These policies had a combined cash value at September 30, 2008 and 2007 of $19,519 and $18,768.

The Bank’s expense for this plan for the comparable three and nine month periods was:

For the Three Months Ended		For the Nine Months Ended
September 30		September 30,
2008	2007	2008	2007
$116	$100	$349	$287

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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. Certain trust preferred securities and poolings fall into this category. Market makers are used to help determine the fair value. The fair value is determined by performing a relative value comparison to similar securities. In reviewing similar securities, the trader looks for securities with similar ratings, coupons, resets, and call features. In addition, the current treasury yield curve, a SWAP curve and a CD curve are taken into consideration. However, the lack of market activity, in particular executable activity, requires that traders use judgment when incorporating these inputs. Because of the lack of an active market, the determinations of fair value assume that market participants would utilize the same assumptions in determining a price.

Assets and Liabilities Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	-	$55,381	$7,653

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the quarter ending September 30, 2008.

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
Securities Available For
Sale
Beginning balance, July 1, 2008	$-
Transfers in and/or out of Level 3	7,653
Ending balance, September 30, 2008	$7,653

On September 30, 2008, $5,713 of trust preferred securities and poolings and a corporate bond of $1,940 were priced using a Level 3 pricing method. Prior to this transfer, these securities were priced using Level 2 inputs. All of these securities are available for sale and therefore the unrealized gains and losses are generally not recorded in earnings. There were no impairment charges recognized in earnings during 2008 or 2007.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	-	-	$322

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $322 with a valuation allowance of $213.

Note 7. Loans

Loans consisted of the following:

	September 30,	December 31,
	2008	2007

Real estate loans, construction	$370,315	$296,397
Real estate loans, other
Commercial	646,282	425,983
Residential	429,915	211,609
Agricultural	-	-
Commercial and industrial loans	47,735	48,124
Loans to individuals for household, family and other personal expenditures	2,271	3,670
All other loans (including overdrafts)	651	726
Total loans, gross	1,497,169	986,509
Less: deferred fees	4,152	2,591
allowance for loan losses	10,158	8,250
Loans, net	$1,482,859	$975,668

At September 30, 2008 and December 31, 2007, the Company had a total of $486.0 million and $386.5 million in interest only mortgage loans. Construction loans totaling $348 and $268, equity lines of credit totaling $21 and $18, and commercial mortgage loans totaling $117 and $114 that are “interim” in nature are written on an interest only basis. Delinquencies on these interest only loans amounted to $15 on one home equity line of credit and $1,341 on one land and construction loan. These loans pose a potentially higher credit risk because of the lack of principal amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses for the nine month period ending September 30 was as follows:

	2008	2007

Balance, January 1	$8,250	$7,051
Add:
Recoveries	53	35
Provision charged to current expense	2,000	1,000
Total	10,303	8,086
Less: charge-offs	145	119
Balance, September 30	$10,158	$7,967

Total impaired loans at September 30, 2008 and 2007 were $322 and $346. The amount of the allowance for loan losses allocated to these loans was $213 and $237 at September 30, 2008 and 2007. The average recorded investment in impaired loans during the nine months ended September 30, 2008 and 2007 was $336 and $173, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Any cash receipts received on impaired loans would first be applied to principal outstanding and then to accrued interest.

At September 30, 2008 and 2007, loans with unpaid principal balances on which the Bank is no longer accruing interest income totaled $1,648 and $346, respectively. At September 30, 2008 and 2007, there was $1,146 and $15 of loans past due 90 days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at September 30 follows:

	2008	2007	2006
Gross interest income which would have been recorded
during the period under original contract terms	$21	$27	$25
Gross interest income recorded during the period	10	-	-

Note 8. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
September 30, 2008
Obligations of U.S. government agencies	$22,650	$34	$(250)
Mortgage-backed securities	25,783	121	(248)
Obligations of state and political subdivisions	4,468	7	(130)
Other securities	10,133	-	(3,143)

Total	$63,034	$162	$(3,771)

December 31, 2007
Obligations of U.S. government agencies	$32,394	$79	$(3)
Mortgage-backed securities	7,619	7	(10)
Obligations of state and political subdivisions	6,312	22	(13)
Other securities	8,567	-	(132)

Total	$54,892	$108	$(158)

The carrying amount, gross unrealized gains and losses and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
September 30, 2008
Mortgage-backed securities	-	-	-	-
Obligations of state and political subdivisions	$111	$1	$-	$112
Total	$111	$1	$-	$112

December 31, 2007
Mortgage-backed securities	$8	$-	$-	$8
Obligations of state and political subdivisions	202	2	-	204
Total	$210	$2	$-	$212

The following table presents the amortized costs of and estimated fair values of securities by contractual maturity at September 30, 2008:

	Available	Held to Maturity
	for Sale	Carrying
	Fair Value	Amount	Fair Value
Type and Maturity Grouping

Obligations of U.S. government agencies
Within 1 year	$884	$-	$-
After 1 year, but within 5 years	1,996	-	-
After 5 years, but within 10 years	3,977	-	-
After 10 years	15,793	-	-
Total obligations of U.S. government agencies	$22,650	$-	$-
Mortgage-backed securities
After 10 years	$25,783	$-	$-
Total mortgage-backed securities	$25,783	$-	$-

Obligations of state and political subdivisions
Within 1 year	$533	$46	$46
After 1 year, but within 5 years	2,271	65	66
After 5 years, but within 10 years	300	-	-
After 10 years	1,364	-	-
Total obligations of state and political subdivisions	$4,468	$111	$112

Other securities
Within 1 year	$1,480	$-	$-
After 1 year, but within 5 years	1,940	-	-
After 10 years	6,713	-	-
Total other securities	$10,133	$-	$-

Mortgage-backed securities are classified in the above schedule by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of U.S. government agencies, mortgage-backed securities and obligations of state and political subdivisions having an estimated fair value of $54,381 were pledged to secure public and treasury tax and loan deposits.

The following table presents the sales of available for sale securities:

	As of September 30,
	2008	2007

Proceeds	$2,004	$5,619
Gross gains	6	34
Gross losses	-	-

The Bank has invested $80 in the Community Building Fund, LLC. This consortium of banks provides loans to low-income homeowners. The Bank has also made a capital contribution of $157 to the New York Bankers Association, Inc.

Securities with unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

As of September 30, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Securities available for sale:
Obligations of U.S. government agencies	$14,738	$(250)	$-	$-	$14,738	$(250)
Mortgage-backed securities	20,425	(248)	-	-	20,425	(248)
Obligations of state and political subdivisions	1,489	(118)	338	(12)	1,827	(130)
Other securities	5,313	(1,378)	2,340	(1,765)	7,653	(3,143)
Total temporarily impaired	$41,965	$(1,994)	$2,678	$(1,777)	$44,643	$(3,771)

As of December 31, 2007	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Securities available for sale:
Obligations of U.S. government agencies	$-	$-	$4,072	$(3)	$4,072	$(3)
Mortgage-backed securities	6,766	(10)	-	-	6,766	(10)
Obligations of state and political subdivisions	-	-	2,140	(13)	2,140	(13)
Other securities	6,087	(132)	-	-	6,087	(132)
Total temporarily impaired	$12,853	$(142)	$6,212	$(16)	$19,065	$(158)

There were unrealized gains on securities held to maturity of $1 and $2 at September 30, 2008 and December 31, 2007 respectively.

Note 9. Federal Home Loan Bank Borrowings

The Bank has an available line of credit from the Federal Home Loan Bank of New York (“FHLBNY”).

Scheduled repayments and maturities of advances from FHLBNY were as follows at:

	September 30, 2008		December 31, 2007
	Weighted		Weighted
	Average Rate	Amount	Average Rate	Amount
Maturing in 2008	4 07%	$10,000	4.07%	$10,900
Maturing in 2009	4.17	10,000	4.17	10,000
Maturing in 2010	2.99	10,000	-	-
Maturing in 2011	2.58	3,000	-	-
Maturing in 2013	2.55	55,000	-	-
Maturing in 2018	2.71	252,000	-	-
	2.78%	$340,000	4.12%	$20,900

Item 2. - Management’s Discussion and Analysis of Financial Plan and Results of Operations
(in thousands, except share and per share data)

Certain statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans, objectives and expectations or those of our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.
•	Changes in the level of non-performing assets and charge-offs.
•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
•	Inflation, interest rate, securities market and monetary fluctuations.
•	Political instability.
•	Acts of war or terrorism.
•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
•	Changes in consumer spending, borrowings and savings habits.
•	Changes in the financial performance and/or condition of our borrowers.
•	Technological changes.
•	Acquisitions and integration of acquired businesses.
•	The ability to increase market share and control expenses.
•	Changes in the competitive environment among financial holding companies and other financial service providers.
•	The quality and composition of our loan or investment portfolio.
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.
•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in our organization, compensation and benefit plans.
•
The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the opening of new branch offices or the integration of new products and lines of business, or both.
•	Our success at managing the risk involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Summary

A summary of the Company’s financial highlights for the third quarter of 2008 follows:

-	Year over year EPS growth of 10.7% and linked quarter EPS growth of 20.5%
-	Net loan growth for the quarter of over $139 million or 10.3%
-	Net income for the quarter and the year of $4,607 and $12,133 representing a 20.6% increase over the third quarter of 2007, and an 11.6% increase over the nine month period ending September 30, 2007
-	An increase of 16.6% in net income from the second to the third quarter of 2008
-	“Well capitalized” regulatory capital ratios with Tier 1 Leverage and Total Risk Based Capital at September 30 of 9.4% and 12.0%
-	An increase in deposits of 6.4% for the third quarter as compared to the second quarter of 2008
-	An increase in the Company’s capital of $27.5 million attributable to the gross proceeds of a private issuance of public equity

Results of operations for Smithtown Bancorp for the third quarter were very strong despite the continued intensified turmoil in the financial markets. Stock market indices experienced triple digit swings, billion dollar companies disappeared overnight and a $700 billion bailout program by the Treasury to stabilize the financial markets were the highlights of the quarter. Other unprecedented events took place such as traditionally safe money market funds experiencing huge redemptions, short selling stocks being prohibited and acquisitions such as Washington Mutual by JP Morgan Chase and Wachovia first by Citigroup and then finally by Wells Fargo. Lehman Brothers declared bankruptcy, Merrill Lynch was bought by Bank of America, and Goldman Sachs and Morgan Stanley became bank holding companies. Fannie Mae and Freddie Mac were taken over by the US government in an attempt to stabilize both the economy and the real estate market. As a result of the subprime credit issues that were the stimulus for the unparalleled market disruptions of the third quarter, many financial institutions have suffered large losses. Their holdings of Fannie Mae and Freddie Mac preferred stock are now virtually worthless and capital adequacy has become a serious problem with little chance of obtaining the needed equity to continue operations. Deposits have flowed out of many of these banks as customers fear an FDIC takeover and their resultant inability to access their savings. Credit lines to many community banks have been rescinded or greatly reduced. Despite these unfavorable economic conditions, the Company posted its highest quarterly earnings for the year 2008 and its greatest linked quarter EPS growth in six quarters. Earnings continued to be driven by strong loan growth of 10.3% for the quarter, with new loan originations continuing at a strong pace. As liquidity and capital problems continued to heat up and plague most of the financial institutions and conduits who have traditionally been the Bank’s major competitors for commerical and residential real estate lending, opportunities for the Bank to originate larger volumes of these high quality loans continued to substantially increase. During the fourth quarter of 2007, the Bank began a shift from short term construction lending and other interim financing to increased permanent mortgage lending, both residential and commercial. As a result of this shift in lending activity, growth in commercial, multi-family and residential mortgages reached over $312.8 million during the first half of 2008 and over $125.7 million during the third quarter. Most of these new mortgage loans are on existing, fully-tenanted commercial and multi-family buildings located in New York City and on Long Island. Requests for additional high quality real estate loans in these areas remained strong for the Company at quarterend. Witness to this demand is the loan “pipeline” of approved but unfunded commitments at September 30, 2008 at over $289 million. Credit available on previously closed construction loans, business and other commercial lines of credit as well as commerical loans and various types of consumer credit at quarter’s end was $207 million, but it has been the Bank’s experience that these funds are not necessarily drawn upon. Interest rates remained relatively flat for newly funded loans during the third quarter. As a significant portion of the Company’s loan portfolio (approximately 27.9% at September 30), primarily its construction and commercial loans, are indexed to the prime rate, rates on these loans remained stable, unlike during the first and second quarters when rates were reduced often by 25 and 50 basis points at a time. As of the writing of this report, however, in response to the current severe liquidity crisis, prime rate has again declined by one hundred basis points in response to two Federal Reserve rate reductions. The shift in lending during 2008 from primarily short term construction lending to more permanent mortgage lending has resulted in lower loan yields for the Bank, due to the reduced risk profile of these loans. The overall yield on all loans in the portfolio for the third quarter of 2008 has declined from 7.25% for the first quarter of 2008 to 6.69% for the second quarter to 6.55%, due to the previously stated reasons. Deposits continued to increase from the end of second quarter to the end of third quarter. Deposits grew by more than $71 million during the third quarter, resulting in net growth for the year of over $193 million or 19.5%. This growth has been the result of various factors, including the opening of three new branch offices so far this year, the realignment of competitor pricing to more reasonable levels of interest rates and a significant inflow of deposits to the bank during the last weeks of the third quarter due to customers’ search for strength and security in their financial institution. As such, many former customers of Washington Mutual and Wachovia have become customers of Bank of Smithtown. The three new branch offices opened in early April, June and July collected more than $107 million in deposits by September 30, 2008. In contrast to the Company’s first quarter strategy of borrowing from the Federal Home Loan Bank (“FHLB”) at rates that were lower than most term deposit rates, much of the funding for loan originations that took place during the second and third quarter came from deposit growth. Advances increased by $155 million during the first quarter, $85 million during the second quarter and $80 million during the third quarter. The average weighted cost of the advances originated during third quarter was 2.7% as compared to 2.6% for those settled during the second quarter. As the Company continues to open new branch offices throughout the remainder of 2008, it is expected that the gap between new loan originations and new deposit balances will close, thereby reducing the need for additional FHLB borrowings. During the third quarter investment securities decreased by $1.7 million primarily as a result of $4.5 million of called U.S. government agencies, $2 million of matured U.S. government agencies, the purchase of $5 million of other debt securities and $2 million of U.S. government agencies and a net unrealized loss of $1.4 million, of which $1.2 million related to other debt securities. Asset quality remains strong, with net chargeoffs of $92 for the quarter. Loans past due 30-89 days for the quarter increased to $432 from $150 at second quarter end. Nonperforming loans as of September 30, 2008 aggregate to $2.8 million, the same level at which they were as of June 30, 2008. Nonperforming loans as a percentage of total loans remain at a very low level of .19%.

Net income for the third quarter of 2008 increased by 16.6% over the second quarter of 2008 and by 20.6% over the same quarter in 2007. These results are primarily attributable to the greatly increased volume of new loan originations. Although the rates charged for these new loans have been lower than has been customary in the past, the lower funding costs available through the FHLB as well as the reduced rates paid on deposit accounts have resulted in increased net interest income. The provision for loan losses for the third quarter of 2008 was $500 as compared to $700 for the second quarter of 2008. This reduced provision is a direct result of the decreasing risk weight of the portfolio and a lower level of loan growth from second quarter to third quarter. As the loan mix in the portfolio changes with a higher percentage of residential mortgages, including single-family and multi-family homes, as well as prime commercial real estate loans, so does the corresponding risk weight. The composition of the new loan originations booked during 2008 has been primarily permanent mortgages, as compared to the construction lending that was dominant during early 2007 and in prior years. Of the net growth of $125.4 million in permanent mortgages that was added during the third quarter, $58.4 million was extended for residential properties and $67.0 million was for commercial properties. Within the residential fundings, $41.0 million was for multi-family housing and $17.4 million for 1-4 family homes. The overall risk within the portfolio has been decreasing as a result of this changing mix. It is for this reason that the ratio of the allowance for possible loan losses to total loans is currently .68% as compared to .72% at June 30, 2008. Noninterest income for the quarter decreased over the comparable quarter in 2007 by a slight 4.5%; primarily a result of decreased insurance agency revenues. This revenue tends to be seasonal in nature, and is also the result of the current soft market with lower premiums. Noninterest expense increased over the second quarter by 9.0%, and over the same quarter in 2007 by 26.3%, primarily due to increased occupancy expenses related to new branch construction and opening. These expenses are expected to continue rising throughout the remainder of the year as the Company’s footprint expands with additional branch locations.

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

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans. At September 30, 2008 and December 31, 2007, management believed the allowance for loan losses had been established and maintained at a level adequate to reflect the probable incurred losses in the Bank's loan portfolio.

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

Included in our securities portfolio at September 30, 2008 are three trust preferred securities, two of which are pooled bank issuances and one of which is a single bank issuance. The amortized cost of these three securities is $5,797 and fair value is $2,679. Based on a review of the cash flows generated from each security under various default assumptions and an analysis of the underlying banks within each pool, management believes there to be no conclusive evidence as of September 30 that all amounts due will not be collected. Therefore, as of September 30, we believe there to be no other than temporary impairment on these referenced securities.

Comparison of Financial Position at September 30, 2008 and December 31, 2007

The structure of the Company’s balance sheet has continued the change that began during the first and second quarter of 2008. At September 30 the largest segment of the Company’s interest-earning assets remains its loan portfolio, which now represents 88.3% of total assets as compared to 87.8% at December 31. The Company’s loan to deposit ratio at September 30 was 126.1% as compared to 99.3% at December 31, 2007. This is due to the fact that loan growth during the first three quarters of 2008 has surpassed all prior periods in the Bank’s history. During this nine month period, loans grew by $509.1 million, representing a 51.7% increase over the balance at December 31. As a result of the subprime and liquidity crises in the financial markets, most of the large conduits that were the Bank’s primary competitors for permanent mortgages have exited the market. This factor along with the acquisition of other competitors by out of state banks, have greatly reduced competition for permanent mortgage loans. The Bank, on the other hand, has been able to take advantage of increased opportunities to provide this financing, and as a result, has added to its portfolio over $438.6 million in permanent residential and commercial mortgages since December 31, 2007. The largest percentage increase in volume within the loan portfolio during the nine month period ended September 30, 2008 was in residential mortgages, which actually increased by 103.2%. These mortgages include loans for 1-4 family homes and multi-family homes. A majority of the properties securing the loans are located in New York City, where demand remains strong, and price depreciation is low, as compared to elsewhere in the country. The composition of the loan portfolio at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008		December 31, 2007
Real estate loans
Construction	$370,315	24.73%	$296,397	30.05%
Residential	429,915	28.72	211,609	21.45
Commercial	646,282	43.17	425,983	43.18
Commercial and Industrial	47,735	3.19	48,124	4.88
Consumer	2,271.15		3,670	0.37
Other loans	651.04		726	0.07
Total loans	1,497,169	100.00%	986,509	100.00%
Less:
Deferred fees	4,152		2,591
Allowance for loan losses	10,158		8,250
Loans, net	$1,482,859		$975,668

As can be seen from the above table, the segmentation of the loan portfolio has changed during the nine months of 2008. The Company has shifted toward increased permanent mortgage lending on commercial and residential properties, and away from construction lending and other types of short-term interim financing. During most of 2008, unlike prior years, there has been more of a mix between FHLB borrowings and deposits that has provided the funding for these new loans. In particular, during the first quarter of this year, wholesale borrowings were priced at much lower rates than the corresponding rates on deposit accounts. In an effort to reduce borrowing costs, the Company allowed an outflow of deposits during this quarter, but this outflow was reversed during the second and third quarter when the Company opened three new branch offices which have been very successful in collecting deposits. Asset quality remains strong, with the largest increase of $282 in the 30-89 day past due category. Although there has been a slight increase in this category, it has been reduced significantly from the end of the first quarter when its total was $9.1 million. As of September 30, 2008 loans 30-89 days past due total $432, loans past due 90 days or more and still accruing total $1,146 and non-accrual loans total $1.6 million. Of this $1.6 million, one land and construction loan for $1.3 million represents the majority of the category. This loan was made for the construction of a very high end home in a high income community of Suffolk County. The borrower, who is also the builder of the home, abandoned the property while in the midst of construction. A foreclosure action has been commenced by the Bank. The ratio of nonperforming loans to total loans is a very low .19%, continued evidence of the Company’s strong underwriting guidelines and the high quality of originated loans. There remains one property in the Bank’s Other Real Estate Owned category totalling $6,972. The loan was for a property located on Madison Avenue in New York City, and has been written down to its appraised value less all expected selling expenses. The anticipated executed contract of sale that was negotiated during the second and third quarter has ultimately lead to the buyer’s withdrawal of an offer to purchase. No additional contracts of sale have been issued as of September 30, 2008. The gross cash flow generated from the property is sufficient to cover the ground lease payments, taxes, utilities, normal maintenance and repairs, and other property management expenses that occur. After deduction of all monthly expenses there remains a net surplus. The Company continues to explore various options regarding final disposition of the property . The allowance for loan loss account increased from December 31, 2007 to September 30, 2008 by $1,908, a result of the provision for loan losses of $2,000, and net charge-offs of $92. Based on specific reserves for internally classified loans and multiple factors including historical loss experience and current economic conditions, management believes the level of the allowance for loan losses provides adequate coverage. At September 30, 2008 and December 31, 2007, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .68% and .84%, respectively. This level of reserves is adequate due to the credit quality of the portfolio and is within the range of peer group banks with similar loan composition. The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate amount. The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and various other factors. The portion of the loan loss allowance allocated to each loan category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio.

The next largest category of interest-earning assets is the Company’s investment portfolio. The composition of the portfolio at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007

Securities available for sale
Obligations of U.S. government agencies	$22,650	$32,394
Mortgage-backed securities	25,783	7,619
Obligations of state and political subdivisions	4,468	6,312
Other securities	10,133	8,567
Total securities available for sale	$63,034	$54,892

Securities held to maturity
Mortgage-backed securities	$-	$8
Obligations of state and political subdivisions	111	202
Total securities held to maturity	$111	$210

Total investment securities	$63,145	$55,102

The net increase in investment securities from December 31, 2007 to September 30, 2008 was $8.0 million. Of the funds received from called and matured securities as well as paydowns on various investments, $46,129 of new securities were purchased primarily to provide collateral for deposit balances of local municipalities. These purchased securities had a weighted average rate of 5.7% and a weighted average contractual maturity of approximately 7.6 years.

Bank premises and equipment increased by 24.9% from December 31, 2007 to September 30, 2008, as three new branch buildings were completed, three others remain in various stages of construction and two existing branch locations have undergone renovation. The first new branch opening for the 2008 year took place on April 6 in Greenvale, NY. The second branch opening took place in Nesconset on June 2nd, and the third new office in Garden City opened for business on August 18th. Three other locations currently under construction in Huntington, New York City and Port Jefferson are slated for opening during the fourth quarter. These branches are expected to help provide the deposits for the funding of the additional loan growth throughout the remainder of the year. Other assets increased by 32.7%, primarily the result of increased deferred taxes and various prepaid expenses.

On the liability side of the balance sheet, total deposits increased by 19.5% from December 31, 2007 to September 30, 2008. The composition of deposits was as follows:

	September 30, 2008	December 31, 2007
Demand (non interest-bearing)	$107,656	$111,726
Money market	436,248	389,891
NOW	30,887	34,814
Savings	67,431	54,267
Time	542,081	400,103
Total deposits	$1,184,303	$990,801

Demand deposits and NOW accounts decreased during the period by 3.6% and 11.3%, respectively. Savings and time deposits increased by 24.3% and 35.5%, respectively. Money market balances also increased by 11.9%. During the first quarter of the year, the availability of low cost FHLB borrowings made it more advantageous for the Company to borrow in the form of advances to fund most of the loan growth. However, during the second and third quarter of the year, three new branches were opened and deposits flowed into the Bank, reducing the need for advances. The deposits initially collected at one of the new locations was primarily time deposits, as the branch is located in an affluent North Shore community. This branch office has seen an improved mix of deposits as the months have gone by, and presently the level of lower cost deposits have increased. The funds collected in the second and third branch locations were more consistent with the deposit account mix at most other branches, with a lower percentage of the total deposit portfolio in time deposits. As can be seen from the above breakdown, the increase in core deposits for the first nine months of 2008 was slightly above 8.7%. However, based on the fact that the retention of the Company’s certificates of deposit has been upward of 80%, management often views these accounts as part of its core base.

Federal Home Loan Bank borrowings increased dramatically from December 31, 2007, by $319,100. The Company has taken advantage of the very attractive rates offered by the FHLB for structured borrowings. As of September 30, the weighted average rate of these structured borrowings is 2.68%. At the end of the third quarter the Company had $315 million in structured borrowings outstanding, all of which are callable throughout the term of the borrowing. The individual structures are varied with lock-in terms ranging from three months through two years. $25 million of advances are not callable and have an average weighted rate of 4.0%. All of these borrowings are collateralized by residential and commercial mortgages under a specific lien arrangement with the FHLB of New York.

Stockholders’ equity increased from $80.1 million at December 31, 2007 to $115.0 million at September 30, 2008, an increase of 43.5%, primarily a result of retained net income of $10.7 million along with the net proceeds of a private issuance of public equity of $25.8 million. This private issuance was accomplished during the third quarter, and represents 20.0% of the 9,834,477 shares outstanding prior to the issuance. As an indicator of the Company’s consistently strong performance over a long period of time, this transaction was accomplished during a time when raising capital has been extremely difficult for financial institutions. The common stock was sold at a price of $14 per share and is expected to have little or no dilutive effect upon previously projected earnings per share. This additional capital will give the Company the ability to proceed with its growth plans and take advantage of existing opportunities to increase its loan and deposit portfolios with no interruption, which management believes will continue to provide substantial earnings growth. The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%. As of September 30, 2008, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notifications that management believes have changed this classification. As of September 30, 2008, the Company’s capital ratios were 12.0%, 11.1% and 9.4%. The Bank’s capital ratios as of September 30, 2008 were 11.9%, 11.1% and 9.4%.

Subsequent to the private issuance of the Company’s equity, a registration statement was filed with the Securities and Exchange Commission to register the 1,965,000 shares already sold, as well as to register an additional 3,000,000 shares for future use as required.

The Company’s year to date return on average equity was 18.6% and year to date return on average assets was 1.15%.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Net income for the three months ended September 30, 2008 and 2007 was $4,607 and $3,819, an increase of 20.6% and is due primarily to the corresponding 32.7% increase in net interest income. This increase in net interest income is due in the largest part to an increase in the quarterly average balance of loans from $914 million at September 30, 2007 to $1,424 million at September 30, 2008, an increase of 55.8%, along with a corresponding 23.8% increase in interest on loans. Loan yields declined from 8.2% during the third quarter of 2007 to 6.55% during the third quarter of 2008, due in part to the lower rate of interest earned on residential and commercial permanent mortgages as compared to construction loans. The other reason for the decline in yield on loans is due to the drop in the prime rate of interest between the third quarter of 2007 and the third quarter of 2008. This decline in rate amounted to 275 basis points. The average balance of the Company’s construction, commercial loan, and home equity line of credit loans, which are all tied to the prime rate, was approximately $414.2 million for the third quarter of 2008 as compared to $316.9 million for the same period in 2007. The decreasing prime rate accounts for a significant part of the decrease in loan yields thus far in 2008. As such, the increase in loan income for the quarter is totally attributable to the greatly increased volume. Interest income on investment securities decreased by 5.0% for the quarter ended September 30, 2008 as compared to the same period in 2007. This was due to the decline in average balance from $75.4 million for the third quarter of 2007 as compared to $67.9 million for the third quarter of 2008. There was a corresponding increase in the average yield on these investments of twenty one basis points. The interest earned on federal funds sold was 95.6% lower for the third quarter of 2008 due to the greatly reduced average balance of $13.5 million as well as the reduced yield of 343 basis points. Total interest expense for the third quarter of 2008 was approximately 10.5% higher than that for the same period in 2007. The average balance of these interest-bearing liablities for the three month period in 2008 and 2007 was $1,387.1 million as opposed to $893.1 million. For the three month period ending September 30, 2008 the Company’s cost of funds was 3.0% as compared to 4.2% for the comparable three month period in 2007. The cost of funds is the annualized quarterly interest expense divided by the quarterly average balance of all interest-bearing liabilities, including deposits, borrowings and subordinated debt. Based on the one hundred twenty basis point reduction in average rate paid for these liabilities, the increased expense is purely a result of the greatly increased volume. Two of the three issuances of trust preferred securities are adjustable rate and are indexed to three month LIBOR. Net interest margin, which is the primary driver of net income, was 3.7% during the 3 month period ending September 30, 2008 as compared to 4.2% for the period ending September 30, 2007, due largely to the reduced yield on loans.

Noninterest income for the three month period ending September 30, 2008 decreased by 4.5%, primarily a result of the decreased revenues received from the Company’s insurance agency. Although there has been minimal loss of business at the agency, the reduction of premium rates in the current soft market has resulted in this reduced revenue stream. Noninterest expense increased by 26.3% during the current quarter due in large part to salary and benefit expense related to increased staffing needs for new branches and support services. Occupancy expenses also rose due to the rental, construction and overhead expenses associated with an increasing number of branch offices, as well as renovations of existing offices.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net income for the nine months ended September 30, 2008 and 2007 was $12,133 and $10,874, an increase of 11.6% and again is due almost exclusively to the increase in interest income on loans. Loan income for this nine month period was 15.2% higher in 2008 than in 2007, due primarily to the increased nine month average balance of $1,244,040 as compared to $896,022, an increase of 38.8%. As can be seen from the below Average Balance Sheet and Yield Analysis table, the interest income on investment securities declined by $700 due to the combination of a higher yield in 2008 of 5.2% as compared to 5.0% in combination with the $21.6 million lower average balance. Interest income on federal funds sold was also lower for the nine month period in 2008 than in 2007 due to the combination of a reduced rate of interest of 2.0% as compared to 5.2% and a reduced average balance of $11.4 million as compared to $18.1 million. Interest expense for the nine month period in 2008 was only 4.3% higher than the comparable period in 2007. The average balance, however, for interest bearing deposits was $114.9 million higher in 2008 than 2007, but the rate paid for these deposits was 91 basis points lower in 2008, thus resulting in the lower interest expense for the period. During 2008 the average balance of borrowings for the nine month period was $223,289 at an average cost of 2.7% as compared to $35,417 in 2007 with an average cost of 4.1%. During 2007 the Company had an average balance of subordinated debt of $18,000 with a cost of 7.6%. During 2008 this average balance increased to $33,972 at an average cost of 6.37%. Net interest margin for the nine month period in 2007 was 4.1% as compared to 3.7% for the same period in 2008.

The provision for loan loss charge for the nine month period ending September 30, 2008 was $2,000 as compared to $1,000 for the same period in 2007. The size of the provision was directly related to the balance of loans added this year as well as the risk profile of these new loans in combination with the existing portfolio. This provision expense resulted in a reserve ratio of .68% at September 30, 2008. Noninterest income for the nine month period increased by a very small .5% resulting primarily from the increase in fee income collected from the Company’s “Bounce Protection” program. Noninterest expense also increased by 16.4% during the first nine months of 2008 as compared to this same period in 2007, resulting foremost from the construction and renovation as well as ongoing occupancy and salary and benefit expenses of new and existing branches. During the first few months of a new branch opening, there are also non recurring advertising and promotional expenses that occur. It is expected that these retail branch related expenses will continue to increase as additional branch offices are constructed and opened.

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

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$53,701	$2,054	5.10%	$72,681	$2,659	4.88%
Nontaxable	5,497	246	5.97	8,157	341	5.57
Total investment securities	59,198	2,300	5.18	80,838	3,000	4.95

Total loans	1,244,040	63,318	6.79	896,022	54,954	8.18
Federal funds sold	11,395	174	2.00	18,103	712	5.19
Other interest-earning assets	11,445	559	6.53	2,975	167	7.51
Total interest-earning assets	1,326,078	66,351	6.67	997,938	58,833	7.87
Noninterest-earning assets	82,747			72,916

Total assets	$1,408,825			$1,070,854

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	91,720	893	1.30%	$88,965	$844	1.27%
Money market	395,873	8,207	2.77	338,207	10,619	4.20
Time deposits	460,229	13,949	4.05	405,707	14,439	4.76
Total interest-bearing deposits	947,822	23,049	3.25	832,879	25,902	4.16

Federal Home Loan Bank borrowings	223,289	4,537	2.71	35,417	1,090	4.12
Subordinated debt	33,972	1,648	6.37	18,000	1,040	7.62
Total interest-bearing liabilities	1,205,083	29,234	3.24	886,296	28,032	4.23
Noninterest-bearing liabilities:
Demand deposits	107,789			104,576
Other liabilities	8,987			8,021
Total liabilities	1,321,859			998,893
Stockholders' equity	86,966			71,961

Total liabilites & stockholders equity	$1,408,825			$1,070,854

Net interest income/interest rate spread		$37,117	3.43%		$30,801	3.64%
Net earning assets/net yield on average interest-earning assets	$120,995		3.73%	$111,642		4.11%

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

On September 30, 2008 total loan commitments outstanding were $513.1million, of which $206.6 million represented available lines on funded loans, $289.4 million represented available lines on unfunded loans, and $17.1 million represented letters of credit. The funding sources for closed loans continues to be derived from new deposits collected from existing and new branches, available credit from Federal Home Loan Bank and paydowns on existing loans. At September 30, 2007 these commitments totaled $311.2 million with available lines on funded loans of $150.3 million, $148.9 million on unfunded loans and letters of credit totalling $12.0 million.

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

The Federal Deposit Insurance Corporation recently increased its limits on insured deposit accounts from $100,000 to $250,000 in an effort to raise consumer confidence in the banking industry.

The Treasury Department recently created the Treasury Capital Purchase Program for “healthy institutions” to encourage U.S. financial institutions to build capital to increase the flow of financing into businesses and consumers thereby supporting the national economy. While Smithtown Bancorp has not entered into an agreement with the Treasury Department to participate in this voluntary program, the Company is considering the possibility and is examining and evaluating the program details at this time.

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

The last simulation model was prepared as of August 31, 2008 and was modeled on a 100 and 200 basis point downward and 100 and 200 basis point upward shift in rates. A parallel and pro rata shift in rates over a twenty four month period was assumed. The following reflects the Company’s income sensitivity analysis over a one year time frame as of August 31, 2008 and May 31, 2008. As of August 31, 2008, the Company’s change in net interest income that would result from the respective potential interest rate shocks remains well within policy limits, meaning that sensitivity to upward or downward changes in market interest rates is minimal. The results of this simulation have been reviewed with the President, the Board of Directors and senior management.

Change In Interest Rates	As of August 31, 2008		As of May 31, 2008
In Basis Points	Potential Change In Net		Potential Change In Net
(Rate Shock)	Interest Income		Interest Income
	$ Change	% Change	$ Change	% Change
Up 200 basis points	1,690	2.40	1,848	3.13
Up 100 basis points	839	1.19	2,209	3.74
Static	-	-	-	-
Down 100 basis points	(802)	(1.14)	986	1.67
Down 200 basis points	(1,627)	(2.31)	(596)	(1.01)

Item 4. - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II – Other Information

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

3.2	By-Laws, as amended and restated as of October 29, 2008

4.1
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

10.4*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Bradley E. Rock (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.5*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Anita Florek (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.6*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Robert J. Anrig (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.7*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Thomas J. Stevens (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.8*
Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and John A. Romano (filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.9*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and Bradley E. Rock, as amended (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.10*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and Anita Florek, as amended (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.11*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and Robert J. Anrig, as amended (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.12*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and Thomas J. Stevens, as amended (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.13*
Amendment to Bank of Smithtown Executive Incentive Retirement Agreement by and between the Registrant, Bank of Smithtown and John A. Romano, as amended (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.14*	Smithtown Bancorp, Inc. Restricted Stock Plan, as amended (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.15*	Bank of Smithtown Directors’ Deferred Fee Plan (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.16*	Bank of Smithtown Executive Deferred Compensation Plan (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.18*
Bank of Smithtown Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

18	No change in accounting principles

23	Accountant’s Consent (with respect to Registrant’s Annual Report on Form 10-K filed March 13, 2008 for the fiscal year ended December 31, 2007)

24	Power of Attorney - None

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

99	Independent Auditor's Report filed as part of Form 10-K for the fiscal year ended December 31, 2007

*	Management contract or compensatory plan or arrangement

Reports on Form 8-K

Regulation FD Disclosure – Filed July 18, 2008
Incorporated by Reference
Other Events – Filed August 26, 2008
Incorporated by Reference
Other Events – Filed August 27, 2008
Incorporated by Reference
Entry Into A Material Definitive Agreement – Filed October 1, 2008
Incorporated by Reference
Unregistered Sales of Equity Securities – Filed October 1, 2008
Incorporated by Reference
Regulation FD Disclosure – Filed October 1, 2008
Incorporated by Reference
Financial Statements and Exhibits – Filed October 1, 2008
Incorporated by Reference
Other Events – Filed October 16, 2008
Incorporated by Reference
Amendment of By-Laws – Filed November 3, 2008
Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

November 7, 2008

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and
Chief Financial Officer