Form 10-K
period 2008-12-31
SMITHTOWN BANCORP INC
filed 2009-03-12
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class of Common Stock	Number of Shares Outstanding as of March 1, 2009

$0.01 Par Value	11,858,522

The aggregate market value of the Registrant’s common stock held by nonaffiliates as of June 30, 2008 was approximately $137,388,052.

DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on May 7, 2009 are incorporated herein by reference into Part III.

(Amounts in thousands, except share and per share data)

Part I

Item 1: Description of Business

Smithtown Bancorp, Inc. (“Registrant” or “Company”) is a New York State registered bank holding company with one wholly owned bank subsidiary, Bank of Smithtown (“Bank”) and three other wholly owned subsidiaries, Bank of Smithtown Capital Trust I, Bank of Smithtown Capital Trust II and Bank of Smithtown Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities. The Company was organized as a New York business corporation and was incorporated under the laws of New York State in 1984. At the direction of the Board of Directors, pursuant to a plan of reorganization, the former stockholders of the Bank became the stockholders of the Company. Since commencing business in 1984, the Company has functioned primarily as holder of all of the Bank’s common stock. In October 1999, the Bank and Seigerman-Mulvey Co., Inc. entered into a joint venture, SMTB Financial Group, LLC, for the purpose of selling insurance products and services and offering financial investment services to employees and customers of the Bank. In April 2001, the Bank established a new corporation, Bank of Smithtown Insurance Agency, for the purpose of accepting commission payments from Essex National Securities and Essex National Insurance Agency. These commissions were generated through a program called “Investors Marketplace.” The program, which was designed by a large group of community bankers, offers tax deferred annuities and mutual funds. During 2005, the Bank filed for a change of name for this subsidiary to Bank of Smithtown Financial Services, Inc. Effective February 2006, the source of the agency’s commissions is Great American Advisors. In August 2004, the Bank purchased all of the stock of Seigerman-Mulvey Co., Inc. As a wholly-owned subsidiary of the Bank, the insurance company provides business and personal insurance products as well as financial products and services. Following the Bank’s acquisition of Seigerman-Mulvey Co., Inc., SMTB Financial Group, LLC ceased operations. During 2005, the Bank also filed for a change of name for Seigerman-Mulvey Co., Inc., which is now known as Bank of Smithtown Insurance Agents and Brokers, Inc. (“Agency”). In September 2007, the Agency purchased the assets of Payne & Palmieri, a small insurance agency located in East Setauket, NY. This acquisition has served to both enhance revenues and provide access to additional insurance carriers. In February 2006, the Bank formed an additional subsidiary, BOS Preferred Funding Corporation. This subsidiary is a real estate investment trust, formed as a vehicle for capital enhancement for the Bank, and became a holder of a substantial volume of the residential and commercial real estate loans of the Bank.

At present, the Company does not own or lease any property and has no paid employees. The Company uses the Bank’s office space and employees without separate payment. Corporate headquarters are located at 100 Motor Parkway, Hauppauge, NY 11788.

The Bank engages in a complete range of commercial and consumer banking services as well as trust services, including demand, savings and time deposits accepted from consumers, businesses and municipalities located primarily within Suffolk and Nassau Counties, Long Island, NY. These deposits, along with funds generated from operations and other borrowings are invested primarily in (1) commercial and residential mortgages, (2) construction and land loans, (3) secured and unsecured commercial loans, (4) secured and unsecured consumer loans, (5) U.S. treasury and government agency securities, (6) obligations of state and political subdivisions (7) FNMA, FHLMC, FHLB, and GNMA mortgage-backed securities and (8) trust preferred securities. The Bank also offers merchant credit and debit card processing, safe deposit boxes, online banking including account opening and bill pay, telephone banking, automated teller machines and individual retirement accounts. Through its financial services subsidiary, Bank of Smithtown Financial Services Inc., the Bank offers tax deferred annuities and mutual funds. Through its insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., the Bank offers a full line of commercial and personal insurance products. For the years ended December 31, 2008, 2007 and 2006, the Bank’s primary source of income has been interest income received on loans, which represented 87.59%, 84.17%, and 80.42% of total revenue, respectively. As the Bank services a wide range of customers, there is no dependence upon any single customer, the loss of which would have a material adverse effect on its business.

The Bank employs a total of 243 full-time equivalent individuals on a full and part time basis, including the employees of its subsidiaries.

The Bank’s primary market area extends along the north shore of Long Island, including both Nassau and Suffolk Counties, principally from Port Washington to Wading River. All but one of the Bank’s current twenty-one branch offices are located within this region, as are the majority of the consumers and businesses which it serves. The one exception is the Bank’s newest location on Seventh Avenue in New York City. As part of the Bank’s continued growth plans to serve a wider geographical customer base, five additional leases have been signed for branch locations on Houston Street in New York City, Deer Park, East Setauket, St. James and Hicksville. An additional site has been purchased in East Northport for a branch office. It is presently expected that most of the above locations will open during 2009. Within the Bank’s primary market area, the majority of businesses are considered small businesses, and lending tends to be concentrated within commercial and residential real estate, health services, technology, insurance and construction industries, as well as small professional businesses.

The Bank makes loans, mostly on Long Island and throughout the greater metropolitan area, for office and retail properties, industrial properties, storage facilities, professional offices, golf courses and other recreational facilities, parking garages and other commercial uses. Loans are also made for land acquisition and/or for the construction of residential properties and commercial properties. The Bank also makes permanent mortgage loans for single-family and multi-family housing. Bank of Smithtown Insurance Agents and Brokers, Inc. provides insurance and financial services to a wide range of consumer and business customers, who reside primarily on Long Island and the metropolitan area, thus adding a synergy between the two businesses. Insurance products are also provided nationally by the Agency, but to a much lesser degree. Bank of Smithtown Financial Services, Inc. serves consumers located primarily within the Bank’s market area.

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

The Company, the Bank and its subsidiaries report their income on a consolidated basis using the accrual method of accounting and are subject to federal and state income taxes. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses from the sale of available for sale securities are treated as ordinary income rather than capital gains or losses. Additionally, the Company can exclude 100% of the dividend income it receives from the Bank as they are members of the same affiliated group. The Bank is subject to New York State Franchise Tax on Banking Corporations based on certain criteria. The Bank can exclude 60% of the dividend income received from BOS Preferred Funding, Inc. from New York State taxable income as long as this subsidiary meets certain requirements. The taxation of other income is similar to federal taxable income subject to certain modifications.

Regulation and Supervision

The Bank maintains a New York State charter and as such is subject to supervision, examination and regulation by the New York State Banking Department. During 2007, as a result of its withdrawal from the Federal Reserve System, the Bank came under regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). Smithtown Bancorp, Inc. remains subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and as such is subject to the rules and regulations under the BHCA. The statutory rules and regulations enforced by the Bank’s regulatory agencies relate to deposit insurance, minimum capital requirements, allowable investments, lending limits, payments of dividends and various consumer protection laws. Any change in such laws and regulations, whether by the New York State Banking Department, the Federal Reserve, the FDIC or through legislation, could have a material adverse impact on the Bank, the Company and its stockholders, and on the operations of the Bank and the Company. The Company is additionally under the supervision and regulation of the Securities and Exchange Commission (“SEC”). Access to any materials filed with the SEC is available at the SEC Public Reference Room, 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements filed by the Registrant.

Other Information

The Bank’s internet address is www.bankofsmithtown.com. The Annual Report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are made available free of charge at the Bank’s website as soon as reasonably practicable after electronic filing has been completed. Requests for these documents may also be directed to Smithtown Bancorp, Inc., 100 Motor Parkway, Suite 160, Hauppauge, NY 11788, (631) 360-9300.

The Bank has adopted a Code of Ethics, which applies to all directors, officers and employees. This Code is distributed to and signed by each of the above, and is maintained in the Bank’s Human Resources Department. The Code contains Whistleblower provisions adopted by the Company and its subsidiaries. Stockholders may request a copy of the Code of Ethics by contacting Smithtown Bancorp, Inc., 100 Motor Parkway, Suite 160, Hauppauge NY 11788 (631) 360-9398, Deborah McElroy, Director of Human Resources.

Item 1A: Risk Factors

An investment in the Company’s common shares is subject to risks inherent in the Company’s business. The material risks and uncertainties that the Company’s management believes affect it are described below. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. These risks and uncertainties are not the only ones facing the Company. There may also be additional risks and uncertainties that the Company’s management is not aware of or focused on or that the Company’s management currently deems immaterial that may also impair the Company’s business operations. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Risks Related To The Company’s Business and Operations

The Company Has Grown Significantly But May Not Be Able To Sustain This Rate Of Growth

The Company’s assets have increased $1.3 billion, or 230%, from $565.1 million at December 31, 2003 to $1.87 billion at December 31, 2008, primarily due to organic loan growth funded by retail deposit growth. During that same time period, the Company’s deposits increased $885.6 million, or 184%, from $481.3 million to $1.37 billion. Achieving and sustaining growth requires the Company to attract new customers to increase its market share. The Company’s ability to grow successfully will depend on a variety of factors including its ability to attract and originate high quality loans, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in the Company’s market areas and the Company’s ability to manage its growth. The Company’s growth has placed, and it may continue to place, significant demands on its operations and management. The Company may not be able to sustain its recent growth rate and, if the Company fails to manage its growth effectively, its financial condition and operations could be harmed. The Company’s future success also will depend on the ability of its officers and other key employees to continue to implement and improve its operational, credit, financial, management and other internal risk controls and processes and its reporting systems and procedures, and to manage a growing number of client relationships.

The Company is planning approximately eleven new branches that it intends to open within the next 24 months. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which the Company does not have an established presence. The Company’s expenses could be further increased if it encounters delays in the opening of any of its new branches.

In the future, the Company may need to raise additional capital to support its continued growth. The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on the Company’s financial performance. If the Company cannot raise additional capital when needed and on favorable terms, its ability to sustain growth could be materially impaired.

The Company Is Subject To Risk Related To The Concentration Of Its Loan Portfolio

The Bank generally invests a large proportion of its assets in loans secured by commercial and residential real estate properties on Long Island and the New York metropolitan area. While the Company does not expect a substantial decline in real estate values and economic conditions on Long Island and in the New York metropolitan area, a decline in these values or economic activities could have an impact on the value of collateral securing the loans as well as the ability for the repayment of loans. In addition, at December 31, 2008, construction loans represented 23% of the Company’s loan portfolio and multi-family loans represented 18% of its loan portfolio. See a further discussion in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Loans”.

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

The Company Is Subject To Lending Risk

There are inherent risks associated with the Bank’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Bank operates as well as those across the State of New York and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company also is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against it.

The Company’s Allowance For Probable Incurred Loan Losses May Be Insufficient

The Bank maintains an allowance for probable incurred loan losses, which is a reserve established through a provision for probable incurred loan losses charged to expense, and represents the Company’s best estimate of probable losses that may be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for probable incurred loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for probable incurred loan losses. In addition, bank regulatory agencies periodically review the Bank’s allowance for loan losses and may require an increase in the provision for probable incurred loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for probable incurred loan losses, the Bank will need additional provisions to increase the allowance for probable incurred loan losses. Any increases in the allowance for probable incurred loan losses will result in a decrease in net income and, in turn, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Application of Critical Accounting Policies—Allowance for Probable Incurred Loan Losses” in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Changes In Interest Rates Could Affect Profitability

The ability to earn a profit, as is the case for most financial institutions, depends in large part on net interest income, which is the difference between interest income that the Bank earns on its interest-earning assets, such as loans and investments, and the interest expense that the Bank incurs on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates. A sustained decrease in market interest rates could adversely affect earnings. When interest rates decline, borrowers may refinance existing loans, sometimes even in spite of prepayment penalties. Funds received by the Bank as a result of these refinancings would be reinvested at lower rates. Additionally, funds received on matured investment securities may be reinvested in lower yielding instruments. In a period of rising interest rates, the rates paid on interest-bearing deposits could rise more rapidly than the rates earned on interest-earning assets.

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest that the Bank receives on loans and securities and the amount of interest that the Bank pays on deposits and borrowings, but such changes could also affect the Bank’s ability to originate loans and obtain deposits. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Item 7A: Quantitative and Qualitative Disclosures About Market Risk”.

The Company Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries. The Company receives substantially all of its revenue from dividends from its bank subsidiary. These dividends are the principal source of funds to pay dividends on the Company’s common shares and interest on its trust preferred securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain non-bank subsidiaries may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event that the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on its common shares. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. For more information, see the section captioned “Note M”.

The Company Operates In A Highly Competitive Industry And Market Area

The Bank’s market area is located primarily along the north shore of Long Island, from Port Washington to Wading River. Its customer base also includes the five boroughs of New York City and the greater New York metropolitan area. Competition in the banking and financial services industry is intense. The profitability of the Bank depends on its continued ability to successfully compete. The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which the Company operates. Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand its market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Company introduces new products and services relative to its competitors.

•	Customer satisfaction with the Company’s level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect its growth and profitability, which, in turn, could have a material adverse effect on its financial condition and results of operations.

The Loss Of Key Personnel Could Impair The Bank’s Future Success

The Bank’s future success depends in part on the continued service of its executive officers, other key members of management and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees. The loss of services of key personnel could have an adverse effect on the Bank’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company does not currently have employment agreements or non-competition agreements  with any of its executive officers, however the Company does have change in control agreements in place for selected officers.

The Company Operates In A Highly Regulated Environment

The Company and the Bank are subject to extensive regulation, supervision and examination by the New York State Banking Department, the FDIC and the SEC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer, not security holders. Regulations affect the Company’s lending practices, capital structure, investment practices, and dividend policy and growth, among other things. Recently, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas, the Bank has been required to adopt new policies and procedures and to install new systems. The Bank cannot be certain that the policies, procedures and systems in place are flawless, and there is no assurance that in every instance the Bank is in full compliance with these requirements. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on operations. Such changes could subject the Company to additional costs, limit the types of financial services and products the Bank may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. For more information, see the section captioned “Note M”.

The Company’s Controls And Procedures May Fail Or Be Circumvented

The Company regularly reviews and updates its internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s Information Systems May Experience An Interruption Or Breach In Security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Bank’s customer relationship management, general ledger, deposit, loan and other systems. While the Bank has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject the Company and the Bank to additional regulatory scrutiny, or expose the Company and the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on their financial condition and results of operations.

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Bank’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.

The Company Is Subject To Claims And Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Bank’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Bank’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Bank and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

The Company Is Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism And Other External Events Could Significantly Impact The Company’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery policies and procedures,  the occurrence of any such event in the future could have a material adverse effect on its business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Risks Associated With The Company’s Common Shares

The Company May Issue Additional Common Shares Or Equity Derivative Securities That Will Dilute The Percentage Ownership Interest Of Existing Stockholders And May Dilute The Book Value Per Share Of Its Common Shares And Adversely Affect The Terms On Which The Company May Obtain Additional Capital

The Company’s authorized capital currently includes 20,000,000 common shares and 100,000 preferred shares. As of December 31, 2008, the Company had 11,799,477 common shares outstanding, including 1,965,000 common shares that it issued to a group of private investors on September 29, 2008. There were no preferred shares outstanding as of December 31, 2008. In addition, as of the date hereof, the Company has the ability to issue 852,163 common shares pursuant to share-based awards that may be granted in the future under its existing stock compensation plan. The Company has issued 22,000, 17,160, 14,625 and 4,600 common shares under the stock compensation plan to date in 2008, 2007, 2006 and 2005, respectively.

At this year’s Annual Meeting, the Company is asking the stockholders to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized common shares from 20,000,000, par value of $.01, to 35,000,000, par value of $.01, and the number of authorized preferred shares from 100,000, par value of $.01 to 1,000,000, par value $.01. For further information, see the discussion under “Amendment to the Bancorp’s Certificate of Incorporation to Increase the Number of Authorized Shares” in the Company’s Proxy Statement relating to the Annual Meeting to be held on May 7, 2009.

Subject to applicable NASDAQ rules, the Company’s board generally has the authority, without action by or vote of the stockholders, to issue all or part of any authorized but unissued common shares for any corporate purpose, including issuance of equity-based incentives under or outside of the Company’s stock compensation plan. The Company may seek additional equity capital in the future as it develops its business and expands its operations. Any issuance of additional common shares will dilute the percentage ownership interest of the Company’s stockholders and may dilute the book value per share of the Company’s common shares.

The Company’s Directors, Executive Officers And Employee Stock Ownership Plan Own A Substantial Amount of the Company’s Common Shares And May Significantly Impact The Outcome Of Future Shareholder Votes

As of June 30, 2008, the Company’s executive officers and directors and their family members together beneficially owned approximately 14% of the issued and outstanding shares of the Company’s common shares. In addition, as of December 31, 2008, the Company’s employee stock ownership plan beneficially owned approximately 3.5% of the Company’s issued and outstanding common shares. As a result, these persons, including employees who are participants in the Company’s employee stock ownership plan, have the ability to exert significant influence on various matters, including the election of directors, changes in the size and composition of the board of directors and mergers and other business combinations or strategic transactions involving the Company. In addition, the concentration of voting power in the hands of those individuals, as well as the anti-takeover provisions contained in the Company’s certificate of incorporation by-laws, Shareholder Protection Rights Plan and New York law, could have the effect of delaying or preventing a change of control of the Company, even if the change of control would benefit the Company’s other stockholders. A perception in the investment community of an anti-takeover environment at the Company could cause investors to value the Company’s shares lower than in the absence of such a perception.

The Company’s Share Price Can Be Volatile

Share price volatility may make it more difficult for you to sell your common shares when you want and at prices you find attractive. The Company’s share price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and share price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s share price to decrease regardless of operating results.

The Trading Volume In The Company’s Common Shares Is Less Than That Of Other Larger Financial Services Companies

Although the Company’s common shares are listed for trading on The NASDAQ Global Select Market, the trading volume in its common shares is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common shares, significant sales of the Company’s common shares, or the expectation of these sales, could cause the Company’s share price to fall.

An Investment In The Company’s Common Shares Is Not An Insured Deposit

The Company’s common shares are not a bank deposit and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.

The Company’s Certificate Of Incorporation, By-Laws And Shareholders’ Protection Rights Agreement, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect

Provisions of the Company’s certificate of incorporation and by-laws, federal and state banking laws, including regulatory approval requirements, and its Shareholder Protection Rights Agreement could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common shares.

The Company’s Ability To Pay Cash Dividends Is Limited, And It May Be Unable To Pay Future Dividends Even If It Desires To Do So

The Company’s ability to pay cash dividends may be limited by regulatory restrictions, by the Bank’s ability to pay cash dividends to the holding company and by the Company’s need to maintain sufficient capital to support its operations. The ability of the Bank to pay cash dividends to the holding company is limited by its obligations to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to New York State commercial banks and banks that are regulated by the FDIC. If the Bank is not permitted to pay cash dividends to the holding company, it is unlikely that the Company would be able to pay cash dividends on its common shares.

Risks Associated With The Company’s Industry

The Earnings Of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

Financial Services Companies Depend On The Accuracy And Completeness Of Information About Customers And Counterparties

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.

Consumers May Decide Not To Use Banks To Complete Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B: Unresolved Staff Comments

None

Item 2: Description of Properties

Corporate headquarters of the Company are located at 100 Motor Parkway, Suite 160, Hauppauge, NY 11788. At present, the Company itself owns no physical properties. The Bank owns in fee the following locations:

Smithtown Office	Hauppauge Office
1 East Main Street	548 Route 111
Smithtown, NY 11787	Hauppauge, NY 11788

Bank of Smithtown Training Center	East Setauket Office
17 Bank Avenue	184 North Belle Mead Road
Smithtown, NY 11787	East Setauket, NY 11733

East Northport Office
563 Larkfield Road
East Northport, NY 11731

The Bank occupies the following locations under lease agreements:

Commack Office	Kings Park Office
2020 Jericho Turnpike	14 Park Drive
Commack, NY 11725	Kings Park, NY 11754

Centereach Office	Lake Grove Office
1919 Middle Country Road	2921 Middle Country Road
Centereach, NY 11720	Lake Grove, NY 11755

Northport Office	Rocky Point Office
836 Fort Salonga Road	293 Route 25A
Northport, NY 11768	Rocky Point, NY 11778

Wading River Office	Miller Place Office
6241 Route 25A	347 Route 25A
Wading River, NY 11792	Miller Place, NY 11764

Corporate Headquarters Office and Branch	Port Washington Office
100 Motor Parkway, Suites 160 and 118	61 Old Shore Road
Hauppauge, NY 11788	Port Washington, NY 11050

Bohemia Office	Coram Office
3460 Veterans Memorial Highway	1830 Route 112
Bohemia, NY 11716	Coram, NY 11727

Greenvale Office	Nesconset Office
300 Wheatley Plaza	465 Smithtown Blvd
Greenvale, NY 11548	Nesconset, NY 11767

Huntington Office	Garden City Office
183 East Main Street	106 Seventh Avenue
Huntington, NY 11743	Garden City, NY 11530

The Bank has signed leases at 70 North Country Road, Port Jefferson, NY 11777, 127 Seventh Avenue, New York, NY 10011, The Shoppes at Deer Park, Deer Park, NY 11729, 4032 Nesconset Highway, East Setauket, NY 11733, 41-45 East Houston Street, New York, NY 10012, 404 South Oyster Bay Road, Hicksville, NY 11801 and 417 North Country Road, St. James, NY 11780. As of February 2009, branches at the first two locations have been opened. The following three locations are also expected to open during 2009. The sixth and seventh locations, Hicksville, NY and St. James, NY, are expected to open during 2010. In addition, the Company expects to open the branch at the East Northport, NY location during 2009.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2008 to a vote of the Company’s stockholders through the solicitation of proxies or otherwise.

Part II

Item 5: Market for Common Equity and Related Stockholder Matters

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol “SMTB.” At December 31, 2008 the Company had approximately 676 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various banks and brokers. The following charts show the prices for transactions in the Company’s stock on NASDAQ. All per share data have been adjusted to reflect the April 2007 10% stock dividend.

	Per Share

	High	Low	Cash Dividend Declared

2008
First quarter	$23.02	$18.70	$0.04
Second quarter	22.66	16.25	0.04
Third quarter	24.50	15.50	0.04
Fourth quarter	21.25	12.95	0.04

Total cash dividends declared			$0.16

	Per Share

	High	Low	Cash Dividend Declared

2007
First quarter	$26.00	$22.69	$0.04
Second quarter	26.04	21.30	0.04
Third quarter	25.33	22.00	0.04
Fourth quarter	23.75	19.51	0.04

Total cash dividends declared			$0.16

COMPARISON OF CUMULATIVE TOTAL RETURNS OF THE COMPANY,
INDUSTRY INDEX AND BROAD MARKET INDEX

The following chart compares the total return to stockholders of the Company with the NASDAQ Banking Index and the NASDAQ Composite Index.

Comparison of Cumulative Total Returns of the Company, Industry Index and Broad Market Index

	1/1/04	1/1/05	1/1/06	1/1/07	1/1/08	1/1/09
Company	100.000	146.482	137.439	187.682	168.692	122.028
NASDAQ Banking Index	100.000	110.992	106.182	117.871	91.855	69.822
NASDAQ Composite Index	100.000	108.589	110.081	120.561	132.391	78.719

ASSUMES $100 INVESTED ON JANUARY 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2008

Item 6: Selected Financial Data (all share and per share data have been adjusted to reflect the April 2007 10% stock dividend)

Consolidated Balance Sheets

	As of December 31,
	2008	2007	2006	2005	2004

Total cash and cash equivalents	$25,969	$17,455	$27,620	$13,467	$9,633

Investment securities available for sale	57,698	54,892	100,596	115,091	51,758

Investment securities held to maturity	112	210	415	1,101	1,584
Federal Home Loan Bank stock	15,916	2,113	4,249	6,338	5,555

Loans, net	1,677,397	975,668	842,207	692,457	565,181

Cash value of company owned life insurance	19,654	18,961	18,195	17,575	16,942

Total assets	1,865,390	1,121,149	1,048,224	878,282	677,003

Total deposits	1,366,937	990,801	892,317	696,925	514,314

Other borrowings	326,480	20,900	59,580	107,949	99,500

Subordinated debt	38,836	18,217	18,217	11,000	11,000

Total stockholders’ equity	119,618	80,102	66,807	55,850	46,943

Consolidated Statements of Income

	Year ended December 31,

	2008	2007	2006	2005	2004

Total interest income	$91,919	$78,656	$67,781	$48,623	$36,530

Total interest expense	40,779	37,576	29,564	16,652	10,347

Net interest income	51,140	41,080	38,217	31,971	26,183

Provision for loan losses	3,200	1,300	1,500	1,200	196

Net interest income after provision for loan losses	47,940	39,780	36,717	30,771	25,987

Total noninterest income	8,479	9,223	9,357	8,190	5,417

Total noninterest expense	31,950	26,954	24,413	21,140	15,418

Income before income taxes	24,469	22,049	21,661	17,821	15,986

Provision for income taxes	8,746	7,774	7,694	6,755	5,975

Net income	$15,723	$14,275	$13,967	$11,066	$10,011

Supplementary Information

	2008	2007	2006	2005	2004

Per share data:

Basic and diluted net income	$1.55	$1.47	$1.43	$1.13	$1.02
Stockholders’ equity	10.14	8.17	6.84	5.72	4.80

Dividends declared:

Cash dividends per share	0.16	0.16	0.16	0.16	0.13
Cash dividends declared	1,651	1,533	1,422	1,422	1,186

Dividend payout ratio	10.50	10.74	10.18	12.85	11.86

Yearend data:

Total trust assets	63,659	88,872	93,824	92,054	89,724
Number of common shares outstanding	11,799	9,801	9,774	9,774	9,774

Net income to:
Total income	15.66%	16.24%	18.11%	19.48%	23.87%
Average total assets	1.05	1.32	1.45	1.41	1.58
Average stockholders’ equity	16.73	19.40	22.63	21.48	23.37
Average stockholders’ equity to average assets	6.26	6.81	6.39	6.55	6.75

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by the Company or with the Company’s approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of the Company’s plans, objectives and expectations or those of its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The quality and composition of the Company’s loan or investment portfolio.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•

The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the opening of new branch offices or the integration of new products and lines of business, or both.

•	The Company’s success at managing the risk involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Smithtown Bancorp, Inc., is a holding company formed in 1984, engaged primarily in commercial banking through its wholly owned bank subsidiary, Bank of Smithtown. The Bank offers a full array of consumer and commercial deposit and lending products and services through its nineteen branch offices as well as limited deposit services through its online banking site. The Bank also provides insurance and financial products through its two wholly owned subsidiaries, Bank of Smithtown Insurance Agents and Brokers, Inc. and Bank of Smithtown Financial Services, Inc. For the following discussion, the consolidated entity is referred to as the Company and the Bank and its subsidiaries are referred to as the Bank. There were several significant factors that affected the Company’s financial condition and results of operations during 2008. The discussion of these factors should be read in conjunction with the accompanying financial statements.

The turmoil in the financial markets earmarked 2008 as one of the most troubling times experienced by the financial system since the Great Depression. Three major investment banking firms no longer exist as they did prior to 2008, and two additional firms have become banks. The U.S. government took over Fannie Mae and Freddie Mac, and bailed out a giant insurance company and two megabanks. Two of the largest bank failures in history took place during 2008, as did the acquisition of two other very large banks. Two of the largest U.S. auto manufacturers were bailed out by the U.S. government, and the Federal Reserve Bank lowered its target rate to an unprecedented range of 0.00% - 0.25%. Bank stocks dropped in price at rapid rates including the stock price of certain banks whose performance remained good. Smithtown Bancorp was one of those banks. It was a year of unprecedented growth for the Company. Opportunities were seized upon that never existed before for the Bank, and results were positive. Asset growth of 66.38% was fueled by loan growth of over $704 million. This 71.63% loan growth was almost entirely in the real estate sector, with growth in commercial real estate of 78.44%, in multi-family housing of 245.58% and in single family residences of 48.85%. Construction lending increased by 31.60%, although the majority of this lending included drawdowns on previously committed lines of credit. The Company’s earnings per share for 2008 were $1.55 as compared to $1.47 for 2007, an increase of 5.44%. Net income of $15,723 was yet another record level of income for the Company, an increase of $1,448 over the 2007 level. Various factors contributed to the growth in earnings this year, although the overriding factor was the growth in loans. Net interest margin declined by forty eight basis points during the year, from 4.10% at yearend 2007 to 3.62% at yearend 2008. This decline in margin was a direct result of the 400 basis point decline in the prime rate during the year. Although some loan rates immediately reprice downward upon a drop in the prime rate, there is no such immediate commensurate drop in deposit rates. At December 31, 2008, $522.5 million of the Company’s commercial and construction loans and home equity lines of credit were indexed to the prime rate, and therefore rates on these loans decreased immediately, unless a floor was in place and had already been reached. On the liability side of the balance sheet, however, rates decline much more slowly, particularly due to the continued strong competitive pressures of other banks and financial institutions all attempting to gain, or at a minimum, retain deposits. During the first quarter of 2008, deposits were often priced irrationally, and as a result the Company decided to allow funds to flow out of the Bank, rather than getting caught up in the rate competition that was going on at the time. Indicative of this irrational pricing early in the year, just a short time later some of the banks participating in this “rate war” failed and were taken over by larger institutions. Margin was also impacted by the increased borrowings required this year to fund a portion of the newly originated loans, although the average cost of these borrowings at 2.72% was lower than the Bank’s 2008 cost of deposits of 2.86%. Noninterest income for the year decreased slightly due in the majority to an other than temporary impairment (OTTI) writedown of $865 of a trust preferred pooled security. This security is made up of a pool of banks located throughout the country, varying in size from community banks to regional banks. Due to the deteriorated credit quality of some of the banks within the pool, the reduction in reserve collateral of the remaining issue and the lack of evidence to support the continued payments of all principal and interest according to original contractual terms, current mark to market accounting rules required the writedown of this security. However, as of February 2009, all payments of principal and interest have been received for this security. Noninterest expense grew by 18.54% this year. The largest growth of expense was in occupancy and equipment expense as a result of the Company’s continued geographical expansion. Four new branch locations were opened during 2008, with all their associated costs hitting bottom line. These new branch offices, however, along with the Company’s other fifteen locations, helped provide much of the funding for the loan growth experienced this year. An additional seven new branch locations expected to open during 2009 will provide a majority of the funding for continued loan growth during 2009. The increase in noninterest expense during 2008 was also a result of a greatly increased provision for loan losses. During 2007 this provision expense was $1,300 as compared to $3,200 for 2008. Although there is no regulatory requirement as to the ratio of the allowance for loan losses to total loans, as loan balances grew significantly throughout the year, management’s analysis of asset quality and safety guidelines lead to the decision to increase provision expense for the year. No financial institution is immune to the current credit crisis, and as such the Bank saw an increase in its nonperforming loans in 2008. These nonperforming loans still remain at a low level as compared to peer group banks. All of the Bank’s credit quality ratios continue to be significantly better than these peers.

During 2008, the Company’s investment portfolio remained stable in size, although the composition of the portfolio changed. Obligations of US government agencies declined by 41.32%, while holdings of mortgage-backed securities increased by 199.66% over their 2007 levels. This was primarily the result of called agency securities being replaced with comparable yielding mortgage-backed securities. Average yield on the securities portfolio rose by thirty five basis points from yearend 2007 to yearend 2008. The investment portfolio provides interest income to the Company and is a source of liquidity, but it is primarily used to provide collateral for deposits of local municipalities. The Company’s holdings of restricted securities increased by over $13,000 during the year. These securities are made up of primarily Federal Home Loan Bank stock that is required to be held in an amount proportionate to the level of outstanding advances. The stock earned dividends during 2008 and yielded a 3.95% return to the Bank.

Bank premises and equipment increased dramatically this year. An increase of 45.92% was due to the addition of the four new branch locations, as well as the construction in progress at various other new leasehold properties. These assets will continue to increase at a rapid pace in 2009 as at least seven new locations are slated for opening during the year.

Deposit growth during 2008 was also very high. This growth of over $376,000 or 37.96% was achieved primarily in the Bank’s core deposits. These deposits include checking, savings, money market and certificates of deposit under one hundred thousand dollars. Approximately one half of this growth in deposits was from the Company’s new branches, including its newest online branch. The segmentation of the deposit portfolio changed slightly during 2008, with money market accounts and certificates of deposit now representing 32.34% and 50.83% of total deposits as compared to 39.35% and 40.38%, respectively, at yearend 2007. The cost of these deposits declined by almost one hundred basis points during 2008, and now have an average rate of 3.17% as compared to 4.14% in 2007. Borrowings also increased significantly during 2008, as the need for additional funding to support the Company’s loan growth was required. These borrowings were all in the form of Federal Home Loan Bank advances, with varying structures and rates. They are primarily collateralized with the Company’s residential real estate loans and some commercial real estate loans. Additional credit availability to the Company through the Federal Home Loan Bank remains high.

During the first quarter of 2008, the Company formed a trust that issued $20,000 of floating rate trust preferred securities due in June 2038. The securities bear an interest rate of 3 month Libor plus 375 basis points. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on June 1, 2013. During the third quarter of 2008, the Company also issued a private placement of common equity. As a result of this equity issuance, 1,965,000 shares of common stock were added to the existing 9,834,477 shares. This growth in capital was used to support the growth in loans achieved during the year. At yearend the Company’s capital ratios were all within the “well capitalized” range. Tier I leverage capital was 8.66%, Tier I risk based capital was 9.96% and total risk based capital was 10.72%.

In summary, 2008 was a very challenging year for financial institutions, with unprecedented events occurring regularly. In spite of the tumultuous economy, Smithtown Bancorp remained true to its core business of providing the highest quality of loans to its customers and acquiring as many core deposits as possible at reasonable rates. By continuing to follow these goals, 2008 was another record year for the Company, a true accomplishment in light of current economic conditions. The Company’s return on equity for the year was 16.73%, and its efficiency ratio was 53.03%. The efficiency ratio is calculated by dividing total noninterest expense, net of the provisions for income tax, OTTI and probable incurred loan losses, by total revenues, net of total interest expense. Net income grew by 10.14% and year over year EPS growth reached 5.44%. The Company expanded its geographical footprint by over 25%. 2009 will continue to present its challenges, but the Company will remain faithful to its long term goal of returning the highest possible shareholder value within the limits of safety and soundness.

Application of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. The Company’s determination of the allowance for loan losses is a critical accounting estimate because it is based on its subjective evaluation of a variety of factors at a specific point in time and involves difficult and complex judgments about matters that are inherently uncertain. In the event that management’s estimate needs to be adjusted based on, among other things, additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different allowance for loan losses and thereby materially impact, either positively or negatively, the Bank’s results of operations.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. Management, through its Asset Quality Committee, comprised of several members of executive management as well as the chief collection officer, evaluates the adequacy of the allowance on a quarterly basis. Adjustments are made at this time to a level deemed adequate by the Committee, based on its risk evaluation of the portfolio in its entirety as well as in specific loan details. The allowance is comprised of both individual valuation allowances and loan pool valuation allowances.

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, and probable incurred losses, past loss experience, current economic conditions and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process, including the procedures for impairment testing under Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, an Amendment of SFAS Statements No. 5 and 15, and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”, an Amendment of SFAS Statement No. 114. Such valuation, which includes a review of loans for which full collectibility in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to the Company’s policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectibility of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

In addition to estimating losses for loans individually deemed to be impaired, management also estimates collective impairment losses for pools of loans that are not specifically reviewed. Statistical information regarding the Bank’s historical loss experience over a period of time believed to be relevant is weighted very heavily in management’s estimate of such losses. However, future losses could vary significantly from those experienced in the past. In addition, management also considers a variety of general qualitative factors and then subjectively determines the amount of weight to assign to each in estimating losses. The factors include, among others, national and local economic conditions, environmental risks, trends in volume and terms of loans, concentrations of credit, changes in lending policies and procedures, and experience, ability, and depth of the Bank’s lending staff. Because of the nature of the factors and the difficulty in assessing their impact, management’s resulting estimate of losses may not accurately reflect actual losses in the portfolio.

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans. At December 31, 2008, management believed the allowance for loan losses had been established and maintained at a level adequate to reflect the probable incurred losses in the Bank’s loan portfolio.

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

The Company’s principal source of liquidity is dividends from the Bank. Due to regulatory restrictions, dividends from the Bank to the Company at December 31, 2008 were limited to $19,685, which represented the Bank’s 2008 net income and the net retained earnings from the previous two years. However, as a practical matter, dividends would be limited to amounts necessary to maintain a “ well capitalized” status, or approximately $12,628. The dividends received from the Bank are used primarily for dividends to the stockholders, and also for interest payments on the subordinated debt. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s most liquid assets are cash and cash equivalents, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent upon the Bank’s operating, financing, lending and investing activities during any given period. Other sources of liquidity include loan and security principal repayments and maturities, lines of credit with other financial institutions including the Federal Home Loan Bank, and growth in core deposits. While scheduled loan amortization, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank adjusts its liquidity levels as appropriate to meet funding needs such as seasonal deposit outflows, loans, and asset and liability management objectives. The goal of asset liability management is the combination of maintaining adequate liquidity levels without sacrificing earnings. The Bank’s objective in asset liability management is to match the maturity of its assets and liabilities in a way that takes advantage of the current and anticipated rate environment. Asset liability management is a primary function of management and is reviewed on an ongoing basis. The Chief Executive Officer, all Executive Vice Presidents, the Vice President of Retail, the Comptroller and the Vice President for Financial Reporting serve on the Asset Liability Management Committee. Historically, the Bank has relied on its deposit base as its principal source of funding. However, in recent years, various sources of funding have become available to the Bank in increasing magnitudes. These additional sources may be more attractive to the Bank at different times based on market interest rates and other competitive factors. Management views all sources of funding as acceptable and makes decisions as to which sources are more advantageous at the time of need. The discriminate use of different sources of funding at different points in time has contributed to higher interest margins and overall net income for the Bank during 2008 and 2007. At December 31, 2008 the Bank had the ability to borrow on aggregate, unsecured lines of credit of $5,000 with unaffiliated correspondent banks. None of this credit was outstanding at yearend, and therefore all $5,000 was available for use. The Bank has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. At December 31, 2008, $332,763 of these funds was available yet for borrowing.

The following table represents management’s expectations regarding the estimated cash flow of interest-earning assets and interest-bearing liabilities as of December 31, 2008. This table has been derived based on internal data and management’s assumptions, and not necessarily the contractual terms for repayment or redemption. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, changes in market interest rates that are not matched by the Company, early withdrawals of deposits and competition. Therefore, this information does not reflect the effect of repricing rights or the impact of repricing on interest income or expense. The following significant assumptions were used in developing the following table: (a) time deposits reflect contractual maturities, (b) money market accounts are rate sensitive and accordingly, all accounts have been included as withdrawable within the first five years and (c) savings and NOW accounts are not as rate sensitive to withdrawal as money market accounts, therefore a higher percentage of these accounts are reflected in the “over one year through five years” category. These assumptions are based on management’s historical analysis of market interest rates and levels of the Company’s deposits over the past ten years.

	Three Months Or less	Over Three Months Through Six Months	Over Six Months Through One Year	Total Within One Year	Over One Year Through Five Years	Over Five Years	Other	Total

Assets:
Investment securities	$7,948	$84	$1,939	$9,971	$11,022	$36,817	—	$57,810
Federal funds sold	8,764	—	—	8,764	—	—	—	8,764
Term placements	—	—	—	—	507	—	—	507
Loans	544,583	32,672	54,079	631,334	795,138	266,327	—	1,692,799
Cash and due from banks	76	—	—	76	—	—	17,129	17,205
Bank premises & equipment	—	—	—	—	—	—	32,994	32,994
Other assets	—	—	—	—	—	—	70,713	70,713
Deferred loan fees	—	—	—	—	—	—	(4,099)	(4,099)
Allowance for loan losses	—	—	—	—	—	—	(11,303)	(11,303)

Total	$561,371	$32,756	$56,018	$650,145	$806,667	$303,144	$105,434	$1,865,390

Liabilities and Stockholders’ Equity:

Savings	$3,683	$3,682	$7,365	$14,730	$58,920	—	—	$73,650
Money market	55,260	55,260	110,519	221,039	221,039	—	—	442,078
NOW	1,639	1,639	3,277	6,555	26,219	—	—	32,774
Time deposits of $100,000 or more	39,963	92,864	41,001	173,828	110,105	—	—	283,933
Other time deposits	79,799	127,804	51,151	258,754	152,125	3	—	410,882
Demand deposits	—	—	—	—	—	—	123,620	123,620
Other borrowed money	—	—	10,000	10,000	63,000	253,480	—	326,480
Subordinated debt	31,619	—	—	31,619	7,217	—	—	38,836
Other liabilities	—	—	—	—	—	—	13,519	13,519
Stockholders’ equity	—	—	—	—	—	—	119,618	119,618

Total	$211,963	$281,249	$223,313	$716,525	$638,625	$253,483	$256,757	$1,865,390

Cash flow gap per period	$349,408	$(248,493)	$(167,295)	$(66,380)	$168,042	$49,661	$(151,323)

Cash flow gap to total assets (%)	18.73%	(13.32)%	(8.97)%	(3.56)%	9.01%	2.66%

Cumulative cash flow gap	$349,408	$100,915	$(66,380)	$(66,380)	$101,662	$151,323

Cumulative cash flow gap to total assets (%)	18.73%	5.41%	(3.56)%	(3.56)%	5.45%	8.11%

Analysis of Net Interest Income
2008 vs. 2007

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

During 2008 the Bank’s net interest margin decreased 48 basis points, resulting primarily from the reduced yield on the loan portfolio. Overall, the Bank’s yield on its total interest-earning assets decreased 134 basis points, from 7.83% in 2007 to 6.49% in 2008. While the increased average balance of loans reflects the tremendous growth in the loan portfolio from 2007 to 2008, the overall yield on loans dropped from 8.11% in 2007 to 6.62% in 2008. The prime rate dropped seven times in 2008, from 7.25% to 3.25%, which substantially lowered the yield on the Bank’s prime based loans, including commercial loans, which were up $6.8 million with a lower average yield of 182 basis points and construction and land loans, which were up almost $82 million with a drop in yield of 320 basis points. The largest increase in the loan portfolio was by far and away in commercial mortgages, with an increase in average balance of over $293 million with a lower average yield, from 7.78% in 2007 to 6.83% in 2008. Despite the precipitous drop in interest rates, interest on loans increased $13,969. The lower average balance of the Bank’s investment securities from 2007 to 2008 is indicative of management’s decision not to replace matured or called securities unless required by the Bank’s municipal deposit levels. The yield on investment securities increased 35 basis points as lower yielding investments either matured or were called in 2008. Included in other interest-earning assets is Federal Home Loan Bank stock. The Bank must purchase stock in proportion to its level of Federal Home Loan Bank borrowings. The increased average balance of almost $10 million is a result of the much higher level of borrowings the Bank had during 2008. The average yield on these dividends decreased 333 basis points.

On the funding side, by far and away the largest increase was in Federal Home Loan Bank borrowings. The Bank took advantage of extremely attractive rates to fund a sizable portion of its loan growth in 2008. The average balance of borrowings increased almost $224 million with a corresponding decrease in the average cost of 138 basis points. Total interest-bearing deposits increased $153.7 million with a decrease in average cost of 98 basis points. The largest deposit increase was in time deposits followed by money market accounts. Time deposits were up $88.5 million and money market accounts were up $60.4 million. As a reflection of the overall lower interest rate environment in 2008, rates were down 81 and 148 basis points for time deposits and money market accounts, respectively. Savings and NOW accounts saw a modest increase in 2008 as the cost of these deposits remained virtually unchanged. The Bank issued $20 million in trust preferred securities in March 2008 to bolster its capital ratios, effecting an increase of $17.8 million on average with a drop in cost of 127 basis points from its average cost in 2007.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Interest income on investment securities is shown on a tax-equivalent basis. Interest income on “nontaxable” investment securities depicted below have been grossed up by .54 to estimate the tax equivalent yield. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include non-performing loans, if any. The yields and costs include fees, which are considered adjustments to yields. The average balance of total loans include nonaccrual loans, if any.

	2008			2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Investment securities:
Taxable	$57,620	$3,049	5.29%	$67,415	$3,330	4.94%	$103,741	$4,650	4.48%
Nontaxable	5,298	322	6.08	7,745	435	5.62	11,935	657	5.50

Total investment securities	62,918	3,371	5.36	75,160	3,765	5.01	115,676	5,307	4.59
Loans	1,329,227	87,939	6.62	911,498	73,951	8.11	777,938	62,037	7.97
Federal funds sold	11,897	213	1.79	16,384	839	5.12	8,367	412	4.93
Other interest-earning assets	12,947	509	3.93	3,235	235	7.26	4,289	249	5.81

Total interest-earning assets	1,416,989	92,032	6.49	1,006,277	78,790	7.83	906,270	68,005	7.50
Noninterest-earning assets	84,286			73,995			59,241

Total assets	$1,501,275			$1,080,272			$965,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$93,791	$1,221	1.30%	$88,960	$1,191	1.34%	$82,272	$605	0.74%
Money market accounts	407,881	10,783	2.64	347,527	14,334	4.12	249,129	8,394	3.37
Time deposits	494,070	19,501	3.95	405,567	19,325	4.76	385,752	16,774	4.35

Total interest-bearing deposits	995,742	31,505	3.16	842,054	34,850	4.14	717,153	25,773	3.59
Other borrowings	256,588	6,970	2.72	32,599	1,338	4.10	63,070	2,532	4.01
Subordinated debt	35,782	2,304	6.44	18,000	1,388	7.71	16,312	1,259	7.72

Total interest-bearing liabilities	1,288,112	40,779	3.17	892,653	37,576	4.21	796,535	29,564	3.71

Noninterest-bearing liabilities:
Demand deposits	109,125			104,285			102,632
Other liabilities	10,031			9,752			4,635

Total liabilities	1,407,268			1,006,690			903,802
Stockholders’ equity	94,007			73,582			61,709

Total liabilities and stockholders’ equity	$1,501,275			$1,080,272			$965,511

Net interest income/interest rate spread		$51,253	3.32%		$41,214	3.62%		$38,441	3.79%

Net earning assets/net yield on average interest-earning assets	$128,877		3.62%	$113,624		4.10%	$109,735		4.24%

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rates multiplied by prior volume); and (3) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include non-accrual loans (if any).

Rate Volume Relationships of Interest Margin on Interest Earning Assets and Interest Bearing Liabilities

	2008/2007			2007/2006

	Increase (Decrease) Due to change in			Increase (Decrease) Due to change in
	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest income:
Investment securities:
Taxable	$(501)	$220	$(281)	$(1,711)	$391	$(1,320)
Nontaxable	(143)	30	(113)	(233)	11	(222)

Total investment securities	(644)	250	(394)	(1,944)	402	(1,542)
Loans	30,764	(16,776)	13,988	10,743	1,171	11,914
Federal funds sold	(155)	(471)	(626)	403	24	427
Other interest-earning assets	544	(270)	274	(69)	55	(14)

Total interest-earning assets	30,509	(17,267)	13,242	9,133	1,652	10,785

Interest expense:
Savings deposits (including NOW)	64	(34)	30	69	517	586
Money market accounts	2,042	(5,593)	(3,551)	3,687	2,253	5,940
Time deposits	3,855	(3,679)	176	903	1,648	2,551

Total interest-bearing deposits	5,961	(9,306)	(3,345)	4,659	4,418	9,077

Other borrowings	7,639	(2,007)	5,632	(1,237)	43	(1,194)
Subordinated debt	1,258	(342)	916	130	(1)	129

Total interest-bearing liabilities	14,858	(11,655)	3,203	3,552	4,460	8,012

Changes in interest margin	$15,651	$(5,612)	$10,039	$5,581	$(2,808)	$2,773

For 2008 vs. 2007

Overall, net interest income, on a tax equivalent basis, increased $10,039, or 24.4%. The increase is attributable to the higher volume of net interest-earning assets, which gave rise to increased net interest income of $15,651 tempered by the decrease in interest rates, which produced an unfavorable effect on net interest income of $5,612.

Variances in Volume

The unprecedented growth in the Bank’s loan portfolio resulted in the total average balance increasing $417.7 million in 2008, led by commercial mortgages, which increased $293.2 million, or a very robust 57.8%. The next largest increase in the loan portfolio was construction and land loans, with an increase of $81.9 million, or 33.2%, followed by residential mortgages, up $34 million, or 39.1% and commercial loans, with an increase of $6.8 million, or 14%. The majority of the increase in residential mortgages was in the multi-family housing sector. The Bank continued to take advantage of opportunities not necessarily available to it prior to mid to late 2007. The volume of investment securities was lower in 2008 as the vast majority of the funding was channeled into lending. The average balance of the Bank’s investment portfolio decreased $12.2 million as maturities and called securities were not necessarily replaced in 2008. A total of $34,380 of US government agency bonds was called, $4,075 matured and $6,355 was sold for a gain of $39. US government agency bonds purchased in 2008 were $31,000. Purchases of mortgage-backed securities totaled $19,941 in 2008, and one mortgage-backed security of $2,886 was sold for a gain of $23. There was a total of $1,796 matured in the Bank’s municipal bond portfolio, while purchases totaled only $155. One trust preferred security was purchased for $5,000. The Bank strives to mitigate its federal funds sold position as much as possible and was able to do so in 2008 due to its huge volume of loans. The average balance in 2008 of federal funds sold was only $11,897, down from $16,384 in 2007. Finally, on the asset side of the balance sheet, the Bank’s obligation to purchase Federal Home Loan Bank stock rose sharply in 2008, reflected in the higher average balance of $12,947, compared to $3,235 in 2007. These stock holdings increased proportionately with the Bank’s level of Federal Home Loan Bank borrowings.

On the liability side, the average balance of Federal Home Loan Bank borrowings rose sharply in 2008, by $224 million. The Bank utilized its borrowing capacity at FHLB to fund a substantial portion of its loan growth in 2008. Deposits, overall, increased by $158.5 million on average, generated in a large part by the Bank’s new branch offices. Borrowings from FHLB bridged the gap between deposit growth and loan growth during 2008. The increase in deposits was generated by time deposits, which increased $88,503, or 21.8% on average, and money market accounts, which increased $60.4 million, or 17.4%. The overall percentage increase in average deposits was 16.8%. In March 2008, the Bank issued $20 million in trust preferred securities, effecting an increase in the average balance of subordinate debt from $18,000 to $35,782. Demand deposits rose $4,840 on average, or 4.6%.

Variances in Rate

The average rate on interest-earning assets decreased 134 basis points, or 17.1%. The average yield on the Bank’s loan portfolio dropped from 8.11% to 6.62%, a drop of 18.4%. The increase in interest on loans due to higher volume was $30,764 offset by the decrease due to lower interest rates of $16,776. The yield on investment securities actually increased from 2007 to 2008 due to the runoff of lower yielding investments which were either called or matured in 2008. The yield on Federal Home Loan Bank stock dropped from 7.26% to 3.93% as the Federal Home Loan Bank dropped its dividend rate to 1.09% in the fourth quarter of 2008.

The Bank’s overall cost of funds, including deposits, borrowings and trust preferred securities was 2.93% in 2008. The cost of FHLB borrowings dropped from 4.10% in 2007 to 2.72% in 2008. This, coupled with the huge increase in average balance, had a profound impact on the Bank’s funding cost in 2008. Other than savings and demand deposits, borrowing in the wholesale market was the least expensive funding vehicle in 2008. The Bank’s borrowing capacity increases with certain residential and commercial real estate loans that the Bank originates and then pledges against its borrowings. Borrowing from the FHLB will continue in 2009 as needed, although to a lesser degree with the anticipated inflow of deposits from the scheduled branch openings in 2009 along with the continued momentum of the branches recently opened in 2008. The average cost of time deposits decreased 81 basis points, or 17%, and money market accounts by 148 basis points, or just under 36%. Money market accounts, more than any other deposit product, are rate sensitive, and as such, may be more immediately reflective of changes in interest rates. The average cost of subordinated debt, or trust preferred security issuances, dropped from 7.71% to 6.44%. These borrowings represent an expensive funding vehicle for the Bank, however the funds are eligible within limits for inclusion in Tier I capital, and in their entirety, as total risk based capital.

The net interest rate spread dropped 30 basis points from 2007 to 2008, or 8.3%, and the interest rate margin dropped from 4.10% in 2007 to 3.62% in 2008, a decrease of 11.7%.

For 2007 vs. 2006

Net interest income on a tax equivalent basis, increased by $2,773, or 7.21%, from 2006 to 2007. This increase was due to the combination of an increased volume of interest earning assets of $5,581 and a decreased rate variance of seventeen basis points.

Variances in Volume

During 2007, the average volume of federal funds sold increased by 95.82%. This increase was a result of timing differences related to deposit collection and loan closings. By December 31, 2007, the balance in federal funds sold actually declined to $54 from its $236 balance at December 31, 2006. Investment securities declined in average balance by $40,516 as a result of matured and called securities which were not replaced. During the 2007 year, $58,878 of par value in securities were called or matured. Of this $58,878 in par value, $54,245 were obligations of US government agencies, $3,721 were obligations of state and political subdivisions and $912 were other securities. Also during the year, the Bank purchased $20,944 in par value of additional securities, of which $13,944 were US government agency securities and $7,000 were other securities. The Bank also sold $7,728 in par value over the twelve month period in 2007, resulting in a net gain of $49. These securities were sold during a time when the volume of loan closings were high and borrowings would have been more costly. The average volume of loans increased by $133,560 or 17.17% during 2007. Gross new originations for the year totaled $510,930 and gross satisfactions including payoffs and principal reductions totaled $314,330. Of the total new originations, 96.20% were variable rate products. The largest area of growth in loans was in commercial mortgages, which grew in average balance by $77,743 during the year. The second and third largest areas of growth were in the construction and land portfolios and the residential mortgage portfolios. These two segments of the total portfolio grew in average balance by $47,020 and $10,228, respectively. These statistics validate the Company’s goals as well as the changing market conditions of 2007, which point toward originating more permanent type loans than construction loans due to their longer term and lower risk. The Company’s deposits grew in average balance by $124,901 or 17.42%, almost perfectly matched to the growth in average loan balances. The largest growth in deposit average balances was in the money market segment of the portfolio. These average balances increased by $98,398 during 2007. The Company’s Elite money market product was very competitive in rate throughout 2007 and hence attracted a high volume of new accounts. The next two largest segments of growth in average balances were in certificates of deposit and savings accounts. These two segments grew by $19,815 and $6,408, respectively. Although time deposits grew in average balance during the year, they were not a prime focus of deposit collection. The Company’s Premium savings account, however, which pays a very competitive rate of interest for balances over $2,500, was a high focus account. The trend for 2007 deposit collection was certainly away from non-rate sensitive deposit products into more rate sensitive products, for which the Bank has a higher degree of control. The average balance of borrowings for the Company during 2007 was reduced by $30,471. FHLB advance levels actually decreased from $55,000 to $20,000 during the year. The average level of the Company’s subordinated debt increased minimally by $1,688. The actual balance of this debt remained unchanged from December 31, 2006 to December 31, 2007.

Variances in Rate

The average rate on interest-earning assets increased by 33 basis points from yearend 2006 to yearend 2007. That increase was primarily a result of the increase in yield on the Company’s loan balances, which totaled fourteen basis points. The yield on the Company’s investment portfolio and federal funds sold also increased significantly by 42 basis points and 20 basis points, respectively, but the overall contribution to total average yield was significantly less due to the size of the securities and federal funds sold portfolios. The average cost of the Company’s total interest-bearing liabilities increased by 50 basis points from December 31, 2006 to December 31, 2007. The major contributor to this increased cost was the increase in average rate paid on money market accounts, which grew by 75 basis points or 22.26%. The increased cost for savings balances was 60 basis points during the year, but the effect of this increase was smaller due to the lower percentage of volume in these balances. The average cost of time deposits grew by only 31 basis points during 2007, another validation of the Company’s decision to not “pay up” for these balances. The net increase in cost of the Company’s borrowings and subordinated debt were a minimal 8 basis points. There were no increases in volume in either of these liabilities from December 31, 2006 to December 31, 2007, as internally generated deposits were able to totally fund the increase in loan balances. The result of the above changes in average rate and volume resulted in a reduced net interest margin of fourteen basis points for the year. Net interest margin remains the Company’s primary source of net income.

Loans

The Company’s loan portfolio consists primarily of real estate loans secured by commercial and residential properties located within the Bank’s market area as well as within the five boroughs of New York City. During 2008, these real estate loans comprised 96.8% of the total loan portfolio. During 2008 the Company’s loan portfolio grew by 71.6%, more than triple the average growth over the prior four years. This exceptional growth was the result of the economic environment of 2008, which created opportunities for the Company that were not as available to it in the past. Many of the Company’s competitors were forced to curtail lending due to capital and liquidity constraints caused by sub-prime mortgage problems and other difficulties. Other competitors were acquired by large, out-of-state companies that were less focused on mortgage lending in the Company’s market area. The “conduit” market for mortgage loans also was eliminated in 2008, and as a result, there were greatly increased opportunities for permanent commercial mortgages as well seasoned multi-family residential mortgages. As can be seen from the below portfolio segregation, the largest percentage of growth was in the residential real estate portfolio, growing by 130.9%. Of this growth, loans on multi-family buildings grew by 245.6%. These loans are secured by fully tenanted buildings with average loan to value ratios of 61.9%. Loans on one to four family homes grew by 48.9% during the year. The average loan to value on these properties was 48%. Commercial mortgages increased in volume second to residential mortgages. Again the properties securing these loans are generally fully-tenanted with well seasoned cash flows, with average loan to value ratios of 53%. Consistent with reduced construction activity on Long Island and somewhat reduced activity in New York City, construction lending slowed in volume from past years. The growth in this segment of the portfolio was 31.6%, as compared to 35% during 2007. Construction lending during 2008 was focused on residential properties including multi-family and condominium buildings. In spite of the current downturn in the economy, with the resultant increase in loan losses absorbed by many other banks, the Company’s loan portfolio remains strong. However, the Bank is not immune to the credit and liquidity problems that exist within its market area, and as such, there has been an increase in nonperforming loans. As in past years, and particularly during 2008, credit deterioration is mitigated by sound underwriting criteria, multiple levels of credit review, stratification analysis, and stress analysis which are now critical to maintaining the highest level of asset quality.

The following table sets forth the major classifications of loans:

	2008		2007		2006		2005		2004

Real estate loans, construction	$390,067	23.05%	$296,397	30.05%	$219,641	25.80%	$178,510	25.50%	$120,204	21.06%
Real estate loans, other:
Commercial	760,125	44.90	425,983	43.18	391,758	46.03	357,053	51.00	302,281	52.95
Residential	488,570	28.86	211,609	21.45	191,550	22.50	120,512	17.21	105,302	18.45
Agricultural	—	—	—	—	1,695	0.20	565	0.08	—	—
Commercial and industrial loans	51,630	3.05	48,124	4.88	43,775	5.14	41,854	5.98	40,968	7.18
Loans to individuals for household, family and other personal expenditures	2,004	0.12	3,670	0.37	2,471	0.29	1,126	0.16	1,894	0.33
All other loans (including overdrafts)	403	0.02	726	0.07	367	0.04	511	0.07	190	0.03

Total loans	$1,692,799	100.00%	$986,509	100.00%	$851,257	100.00%	$700,131	100.00%	$570,839	100.00%

Total nonperforming loans at December 31, 2008 and 2007 were $5,260 and $687. The growth in one of the nonperforming loan categories (ninety days past due and still accruing) was concentrated in two separate land and construction projects to the same borrower for a number of three-family residences. Foreclosure actions are about to begin in 2009 on both projects. The nonaccrual segment of nonperforming loans consists of a first lien land mortgage of $1,103 and a second lien construction loan of $238 for the building of a single family residence in an affluent north shore community of Suffolk County. The Company has taken steps to preserve the construction completed to date. A foreclosure action has been commenced. In this nonaccrual category is also a single family residence in process of foreclosure. A current appraisal yields a 92% loan to value ratio. The final segment of non performing loans includes a single property in other real estate owned. The loan was written down to its appraised value of $8,000 less all expected selling expenses totaling $1,028. Current appraisals remain at the same level. Several improvements have been undertaken since the Company took possession leading to upgrades and increased tenancy. Management continues its efforts to sell the property.

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 2008:

	Within One Year	After One Year But Within Five Years	After Five Years	Total

Fixed rate loans
Commercial (and all other loans including overdrafts)	$650	$5,481	$3,069	$9,200

Variable rate loans
Commercial (and all other loans including overdrafts)	33,353	8,771	2,085	44,209
Real estate-construction	180,525	20,696	12,687	213,908

Total	$214,528	$34,948	$17,841	$267,317

Analysis of the Allowance for Loan Losses

The allowance for loan losses at December 31, 2008 and 2007 was $11,303 and $8,250. The change in the allowance account is comprised of net charge-offs of $147 and a provision for loan losses of $3,200. Based on specific reserves for internally classified loans and multiple factors including historical experience and current economic conditions, management feels the level of the allowance for loan losses provides adequate coverage.

At December 31, 2008, the Bank’s reserve ratio (the allowance for loan losses as a percentage of end of period loans) was .67%. At December 31, 2007 this same ratio stood at .84%. The decrease in the reserve coverage ratio is due to the planned migration of the portfolio into lower risk lending including multi-family residential, one to four family residential, and prime commercial mortgages. It is also additionally supported by the Company’s low historical loss experience, as well as low delinquency and nonperforming experience. Management believes this level of reserves to be adequate due to the quality of the portfolio. The Company’s reserve ratio remains within the range of selected peer group banks.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The following tables describe the activity in the allowance for loan losses account followed by key loan ratios for the years ended:

	2008	2007	2006	2005	2004

Allowance for loan losses at beginning of period	$8,250	$7,051	$5,964	$4,912	$4,761
Loans charged off:
Commercial	58	7	170	82	159
Real estate	—	—	254	—	22
Consumer	160	140	140	162	—

Total loans charged off	218	147	564	244	181
Recoveries on amounts previously charged off:
Commercial	26	5	63	52	186
Real estate	—	—	66	10	4
Consumer	45	41	22	34	10

Total recoveries	71	46	151	96	200

Net (charge-offs) recoveries	(147)	(101)	(413)	(148)	19

Reclassification to allowance for contingent liabilities	—	—	—	—	(64)
Current year’s provision for loan losses	3,200	1,300	1,500	1,200	196

Allowance for loan losses at end of period	$11,303	$8,250	$7,051	$5,964	$4,912

	2008	2007	2006	2005	2004

Total loans:
Average loans, net	$1,329,227	$911,498	$777,938	$609,703	$521,642
End of period (net of unearned discount)	1,688,700	983,918	849,258	698,421	570,093
Ratios:
Net (charge-offs) recoveries to:
Average loans	(0.01)%	(0.01)%	(0.05)%	(0.02)%	0.004%
Loans at end of period	(0.01)	(0.01)	(0.05)	(0.02)	0.003
Allowance for loan losses	(1.30)	(1.23)	(5.86)	(2.48)	0.39
Provision for loan losses	(4.59)	(7.78)	(27.50)	(12.33)	9.69
Previous year’s charge-offs to current year’s recoveries	(207.04)	(1,226.09)	(161.59)	(188.54)	39.50
Allowance for loan losses at yearend to:
Average loans (net of unearned discount)	0.85	0.91	0.91	0.98	0.94
End of period loans (net of unearned discount)	0.67	0.84	0.83	0.85	0.86

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the Company’s allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio. The level of unallocated reserves was arrived at after an in depth analysis of the unique characteristics of the Company’s portfolio. Factors such as the high growth rate of the portfolio over the past several years, the historical performance of the portfolio including delinquencies, net charge-off ratios and the level of nonperforming loans have been considered in determining the level of unallocated reserves. Additional factors including local economic conditions, loan concentrations, and the experience level of lending staff, all contribute to the final determination of the unallocated portion of the allowance.

	2008		2007		2006		2005		2004

	Amount	% Loans To Total	Amount	% Loans To Total	Amount	% Loans To Total	Amount	% Loans To Total	Amount	% Loans To Total

Commercial	$768	3.1%	$626	4.9%	$490	5.2%	$474	6.0%	$474	7.2%
Real estate	9,862	96.8	6,839	94.7	6,006	94.5	4,893	93.8	3,812	92.4
Consumer and other	144	0.1	58	0.4	60	0.3	19	0.2	6	0.4
Unallocated	529	—	727	—	495	—	578	—	620	—

Total	$11,303	100.0%	$8,250	100.0%	$7,051	100.0%	$5,964	100.0%	$4,912	100.0%

The following table sets forth the Bank’s nonaccrual and contractually past due loans:

	As of December 31,

	2008	2007	2006	2005	2004

Accruing loans past due 90 days or more	$3,407	$347	$16	$—	$—
Nonaccrual loans	1,853	340	12	47	—

Total	$5,260	$687	$28	$47	$—

Approximately 5% of these nonaccrual loans represent negative demand deposit balances resulting from the Company’s “Bounce Protection” program that have not been charged-off to the allowance for loan loss account. It is the Company’s policy to charge off these overdrafts after they have remained outstanding for 55 days, but for regulatory purposes they are considered nonaccrual loans after 30 days.

Securities

During 2008, total securities increased by $2,708. Purchases included obligations of U.S. government agencies, mortgage-backed securities, one trust preferred issuance and a municipal bond. All purchases were added to the available for sale portfolio.

The following schedule presents the estimated fair value for securities available for sale and the amortized cost for investment securities held to maturity as detailed in the Company’s balance sheets as of December 31, 2008, 2007 and 2006.

	2008	2007	2006

Securities available for sale
Obligations of U.S. government agencies	$19,009	$32,394	$84,713
Mortgage-backed securities	22,831	7,619	2,972
Obligations of state and political subdivisions	4,635	6,312	8,943
Other securities	11,223	8,567	3,968

Total securities available for sale	$57,698	$54,892	$100,596

Securities held to maturity
Mortgage-backed securities	$—	$8	$41
Obligations of state and political subdivisions	112	202	374

Total securities held to maturity	$112	$210	$415

The following table presents the amortized costs and estimated fair values of securities by contractual maturity at December 31, 2008:

	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Weighted Average Maturity (in years)

Investment securities available for sale
Obligations of U.S. government agencies:
After 1 year, but within 5 years	$2,000	$2,019	3.993%
After 5 years, but within 10 years	1,993	2,006	5.055
After 10 years	14,989	14,984	5.529

Total obligations of U.S. government agencies	18,982	19,009	5.316	11.76
Mortgage-backed securities:
After 10 years	22,780	22,831	5.476

Total mortgage-backed securities	22,780	22,831	5.476	28.39
Obligations of state and political subdivisions:
Within 1 year	1,006	1,013	3.570
After 1 year, but within 5 years	2,141	2,153	4.149
After 10 years	1,482	1,469	4.327

Total obligations of state and political subdivisions	4,629	4,635	4.091	7.22
Other securities:
After 1 year, but within 5 years	3,583	3,380	5.598
After 10 years	8,820	7,843	6.202

Total other securities	12,403	11,223	6.020	20.04

Total investment securities available for sale	$58,794	$57,698	5.418%	19.59

Investment securities held to maturity
Obligations of state and political subdivisions:
Within 1 year	46	46	4.492%
After 1 year, but within 5 years	66	67	4.409

Total obligations of state and political subdivisions	112	113	4.443	1.23

Total investment securities held to maturity	$112	$113	4.443%	1.23

Obligations of U.S. government agencies, mortgage-backed securities and obligations of state and political subdivisions having an amortized cost of $46,046 and an estimated fair value of $43,395 were pledged to secure public deposits and treasury tax and loan deposits.

Deposits & Other Borrowings

Total deposits increased by $376,136, or 38%, from yearend 2007 to yearend 2008. The largest segment of the portfolio remained time deposits and represented 50.83% and 40.38% of total deposits as of December 31, 2008 and 2007, respectively. The next largest segment of the deposit portfolio was money market accounts. These accounts comprised 32.34% and 39.35% of total deposits. Demand deposits represented 9.04% and 11.28% of total deposits at yearend 2008 and 2007, respectively. Growth in demand deposits was 10.65% for the year.

At December 31, 2008, the remaining maturities of the Bank’s time deposits in amounts of $100 thousand or greater were as follows:

3 months or less	$39,963
Over 3 through 6 months	92,864
Over 6 through 12 months	41,001
Over 12 months	110,105

Total	$283,933

During 2008, borrowings increased from $20,900 to $326,480. These borrowings are in the form of 22 advances from the Federal Home Loan Bank of New York of $325,000 and $1,480 from the Senior Housing Crime Prevention’s Crimestoppers program.

A description of the borrowings is detailed below:

Description	Rate	Type	Maturity	Amount

Advance	4.290%	Fixed	11/30/2009	$5,000
Advance	4.050	Fixed	12/9/2009	5,000
Advance	3.610	Fixed	1/7/2010	5,000
Advance	3.030	Fixed	1/10/2013	5,000
Advance	2.788	Fixed	1/10/2018	10,000
Advance	2.180	Fixed	1/16/2018	2,000
Advance	2.580	Fixed	1/18/2011	3,000
Advance	2.382	Fixed	1/18/2013	15,000
Advance	3.050	Fixed	7/3/2018	10,000
Advance	2.420	Fixed	7/3/2018	15,000
Advance	2.290	Fixed	7/3/2018	15,000
Advance	2.660	Fixed	7/16/2018	5,000
Advance	3.145	Fixed	7/16/2018	10,000
Advance	2.805	Fixed	7/15/2013	5,000
Advance	2.470	Fixed	7/15/2013	10,000
Advance	2.615	Fixed	7/30/2018	10,000
Advance	2.782	Fixed	7/30/2018	15,000
Advance	2.920	Fixed	8/27/2018	50,000
Advance	2.835	Fixed	9/4/2018	50,000
Advance	2.588	Fixed	9/10/2018	30,000
Advance	2.540	Fixed	9/16/2013	20,000
Advance	2.395	Fixed	9/17/2018	30,000
Senior Housing Crime	1.750	Fixed	8/17/2010	1,000
Senior Housing Crime	1.875	Fixed	8/7/2012	480

Total				$326,480

The weighted average interest rate for the advances was 2.72% during 2008 as compared to 4.10% during 2007. The average remaining maturity for the advances is 8.26 years. The underlying collateral for advances is comprised of residential and commercial real estate loans. At December 31, 2008, available collateral at Federal Home Loan Bank was $332,763. The Bank also has an unsecured lines of credit with its correspondent banks. These unused lines of credit were $5,000 at yearend 2008 and $28,000 at yearend 2007.

The following table sets forth the Bank’s borrowed funds at December 31,

	2008	2007	2006

Advances from FHLBNY
Maximum month-end balance during the year	$364,480	$40,700	$73,400
Average balance during the year	255,106	32,599	63,070
Weighted average interest rate during the year	2.72%	4.10%	4.01%
Weighted average interest rate at yearend	2.74	4.12	4.07

Senior Housing Crime Prevention
Maximum month-end balance during the year	$1,480	$—	$—
Average balance during the year	1,480	—	—
Weighted average interest rate during the year	1.79%	—%	—%
Weighted average interest rate at yearend	1.79	—	—

During September 2003, March 2006 and March 2008, the Company formed Smithtown Bancorp Capital Trust I, II and III, respectively. These trusts issued $11,000 and $7,000 of trust preferred securities as part of pooled offerings and $20,000 of trust preferred securities in a private offering. The Company issued subordinated debentures to the trusts in exchange for the proceeds of the offerings. These debentures represent the sole assets of the trusts, the proceeds of which were used in the ordinary course of business, primarily to fund the Bank’s new loan originations.

Stockholders’ Equity

Stockholders’ equity increased by 49.33% from yearend 2007 to yearend 2008. The largest part of this increase resulted from the private issuance of public equity that took place during the third quarter. This issuance added 1,965,000 shares of common equity to the existing base of shares for a total addition to capital of $25,701. Other components contributing to the change in stockholders’ equity during 2008 were net income of $15,723, dividends declared of $1,651, an increase in accumulated other comprehensive loss of $535, vesting of unearned stock awards of $261, the issuance of shares for the employee stock ownership plan of $250 and a reduction in retained earnings of $233 due to the adoption of EITF 06-4. In April 2007 the stockholders approved a new stock compensation plan for directors and certain officers of the Bank. Under the provisions of the plan, various forms of equity awards may be made to the recipients based on an amount determined by the Compensation Committee and approved by the Board each year. The awards made under the plan to date have been awards of restricted stock. Those awards, like the awards made under the predecessor restricted stock plan, vest to the participants over a five year period, with 20% of the award becoming vested each year. As the stock awards are earned each year, stockholders’ equity is increased by the value of these vested shares. During 2007, the Company declared a 10% stock dividend; the sixth stock dividend or split in eight years. Refer to Note R of the notes to the financial statements for further discussion regarding the reporting of the stock dividend. The book value of the Company’s shares at December 31, 2008 and 2007 was $10.14 and $8.17, respectively. Basic and diluted earnings per share for the same two periods were $1.55 and $1.47, respectively.

The Company’s capital management plan is to maintain capital levels that meet regulatory standards. The Company has exceeded these levels for 2008. If the current level of capital along with future retained earnings does not adequately allow the Company to meet its growth plans for 2009, the Company will explore other avenues for capital enhancement, as it has done in the past. Although the Company was approved for a capital infusion through the Troubled Asset Relief Program (“TARP”), the Company declined the funds.

The Company had returns on average equity of 16.73%, 19.40% and 22.63%, and returns on average assets of 1.05%, 1.32% and 1.45% for the years ended December 31, 2008, 2007 and 2006, respectively.

Off-Balance Sheet Items and Contractual Obligations

The following tables set forth contractual obligations and commercial commitments of the Company as of December 31, 2008.

	Total	1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years

FHLB advances	$325,000	$10,000	$8,000	$55,000	$252,000
Senior Housing Crime Prevention	1,480	—	1,480	—	—
Subordinated debt	38,836	—	—	—	38,836
Lease obligations	60,200	3,515	8,529	8,566	39,590
Certificates of deposit	694,815	432,581	231,691	30,540	3

Total contractual cash obligations	$1,120,331	$446,096	$249,700	$94,106	$330,429

Letters of credit	$17,550	$13,978	$3,565	$7	$—
Other loan commitments	329,076	252,991	60,697	5,817	9,571

Total commercial commitments	$346,626	$266,969	$64,262	$5,824	$9,571

The Bank had the ability to borrow on unsecured lines of credit up to $5,000 at December 31, 2008. Unused lines at yearend totaled $5,000.

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

Noninterest Income, Noninterest Expense and Income Taxes

For 2008 vs. 2007

Total noninterest income decreased by 8.07% during 2008, largely due to the effect of the other-than-temporary impairment write down of $865 on a trust preferred pooled security. This security, as discussed in the Management’s Discussion and Analysis section, has continued to date to pay all principal and interest payments per contractual agreement. Due to mark to market accounting, it was necessary to write the security down to its current market value, as determined by management. It still remains management’s intention to hold the remaining security to recovery. Other items of noninterest income rose during the year. Service charges on deposit accounts, including overdraft and uncollected balance fees, increased by 16.38% due to the implementation of new overdraft software that provides greatly improved collection services. The fees collected from the Company’s financial services subsidiary increased this year by 22.86%. The Agency has increased its breadth of customers through an alliance with BOS Insurance Agents and Brokers, Inc. An area of large increased noninterest income was in net fees received from the Company’s ATM and debit cards. During 2008, the Company eliminated the third party processor for these transactions and took the processing in house. This conversion resulted in a large savings to the Bank, provided more control over these functions to the Bank, and allows for quick and seamless additions to the network that was not available in prior years. This process was enabled by the Jack Henry core software that was purchased in 2007. The amount of savings and resultant increase to noninterest income because of this conversion was over $158, or 84.81%. A reduction in noninterest income during 2008 resulted from a lower return on bank owned life insurance policies. These policies were purchased to provide attractive investments during the service period of various benefit plans provided by the Bank, such as group term life insurance, director and executive incentive retirement plans and a supplemental executive retirement agreement for the Chief Executive Officer. The average rate of return on the insurance policies, on a tax equivalent basis, declined by over 100 basis points in 2008. Revenues from the Bank’s insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., declined slightly in 2008 by $162, or 4.52%, as a result of a softened insurance market.

Total noninterest expense increased by 18.54% during 2008. As in 2007, the commonality of all expense growth was due to the Company’s growth in both geography and asset size. Salary and benefit costs increased by $2,044, or 17.27%, significantly lower than the increase of 2007 over 2006. The cost for the Company’s medical insurance increased by 3.0% for the year ended 2008. A percentage of this increase was absorbed by the employees, but 70% was retained by the Bank. The expense for providing pension benefits to the employees increased by 11.11% over 2007. The Board of Directors approved an increase in the Bank’s contribution for the Employee Stock Ownership Plan (“ESOP”) for the 2008 year. Based on the performance of the Company’s stock over the past years, participation in the ESOP has become one of the most valuable benefits provided to the employees. Additional increased benefit costs during 2008 were the expenses related to the Director and Executive Incentive Retirement Plans and the Supplemental Executive Retirement Agreement. Occupancy expenses rose by 42.55%, primarily as a result of increased office rental expenses, directly attributable to the Company’s larger geographical footprint. These expenses will continue to increase during 2009 and 2010 as several additional locations are opened. Depreciation of leasehold improvements also increased by 21.90% during the 2008 year, again a result of the construction of additional branch locations as well as the renovation of two existing branches. The reduced amortization expense for intangible assets resulted from the accelerated accounting method used to record the expense. The highest percentage of this expense is recorded during the first years of the acquisition. As the Company purchased the Seigerman Mulvey insurance agency over three years ago, the expense for the amortization of the intangible assets acquired is now in its final, lower expense years. Other noninterest expenses increased by 14.84%. As there are many components of other expenses, this discussion will focus on its major categories. Business development expense increased significantly, by 60.24%, during 2008 primarily due to a greatly increased level of advertising and marketing. This increased expense was largely due to the advertising related to the new branch offices and promotional deposit products offered throughout the year. Of the $5,757 of other noninterest expenses, one of the largest components and also one of the largest increases was the cost for FDIC insurance. Prior to 2007, the Bank’s cost for deposit insurance was limited to its share of the Finance Corporation (FICO) expense. Beginning at the end of the second quarter of 2007, as the balance in the FDIC insurance fund was low, once again banking institutions began paying premiums for deposit insurance. This premium for 2007 was over $302, and represented a 199.44% increase in cost over 2006. During 2008, this same FDIC expense rose to $648, an increase of over 114%. This cost is expected to continue on an upward trend as the level of the Company’s deposits increase, and the level of insured deposits increases. On February 27, 2009 the FDIC adopted an interim rule setting a specific assessment of twenty basis points for the second quarter of 2009 to be collected September 30, 2009. The FDIC is currently receiving comments on the interim rule, which are due thirty days after its publication in the Federal Register. If this special assessment remains as set forth in the interim rule, based on currently available information, the Company estimates that the one-time special assessment could increase its FDIC insurance expense by approximately $3.4 million for the second quarter of 2009. Since the FDIC issued this interim rule, Chairman Sheila Bair has announced the FDIC’s intention to cut this special assessment in half from twenty to ten basis points provided that Congress expands the FDIC’s line of credit with the Treasury. If this special assessment is halved, based on currently available information, the Company estimates its FDIC insurance expense could increase by $1.7 million for the second quarter of 2009. Costs to provide online banking services increased dramatically again from 2007 to 2008. This was a result of a greatly increased number of users of online banking services, as well as the cost of the newly constructed website and software that enables customers to open accounts at the Company’s newest online branch. The new online branch offers savings and certificates of deposit to new customers who will only transact business through this online channel. The online branch was opened on November 11, 2008 and to date has collected over $6 million in deposit balances.

For 2007 vs. 2006

Total noninterest income remained relatively flat during 2007, with just a slight reduction in fee income of $134. The largest growth in noninterest income was in the gain in cash value of company owned life insurance. These policies were purchased to provide attractive investments during the service period of various benefit plans provided by the Bank, such as group term life insurance, director and executive incentive retirement plans and a supplemental executive retirement agreement for the Chief Executive Officer. A partial 1035 exchange from general to separate account policies resulted in greater rates of return as well as lower risk based capital requirements. The overall return on the policies, on a tax equivalent basis, rose by over 150 basis points. Another component of noninterest income is fees from the Bank’s debit cards. These fees increased by 22.30% from the year ending December 31, 2006 to December 31, 2007. The volume of debit card usage has grown to a level that almost exceeds the volume of checks written. Income from the Bank’s trust and investment services division remained relatively flat from yearend 2006 to yearend 2007. This division represents income from the Bank’s subsidiary, Bank of Smithtown Financial Services Inc. as well as from its Trust department. Last year’s settlement of several large estates and trusts increased income for 2006, but was not duplicated during 2007. These types of fees represent one time commissions and are not recognized until the accounts are closed or in the case of an estate, the estate is settled. Total assets under Trust management actually decreased by $4,952 during 2007 as these assets were distributed. Fees from Bank of Smithtown Financial Services Inc. increased by $76 or 31.5% during 2007, as a result of increased commission income. Another component of noninterest income is service charges on deposit accounts, which increased by $86 or 4.62% over 2006. This additional income generation was the result of an improved collection process resulting from the conversion to the Jack Henry core banking software and primarily represents additional overdraft fee income. Revenues from the Bank’s insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., declined by $182 or 4.83 % as a result of a softened insurance market. As premiums were reduced during 2007, the resulting commission income to the Agency also declined. During 2007, the Agency purchased the assets of Payne and Palmieri, Inc., a smaller insurance agency located in East Setauket, primarily to add to the number of insurance carriers with whom they place their business. It is expected that additional revenues from personal and commercial lines will also be generated as the Agency retains and expands the customer base of Payne and Palmieri, Inc. Net gains on the sale of investment securities declined during 2007, as the interest rate environment for the majority of the year did not return large gains. The sale of investment securities is transacted in order to replace lower yielding securities with higher yielding loans. It remains the intent of management to hold most securities to maturity.

Total noninterest expense increased by 10.41% during 2007. Once again the commonality of all expense growth was due to the Company’s growth in both geography and asset size. Salaries and benefit cost increased by $1,184 or 25.87%. The cost for the Company’s medical insurance increased by 33.01% for the year ended 2007, a direct result of an 11% increase in premium rates. A percentage of this increase was absorbed by the employees, but 70% was retained by the Bank. The expense for providing pension benefits to the employees increased by 11.46% over 2006. The Board of Directors approved an increase in the Bank’s contribution for the Employee Stock Ownership Plan (“ESOP”) for the 2007 year. Based on the performance of the Company’s stock over the past years, participation in the ESOP has become one of the most valuable benefits provided to the employees. Additional increased benefit costs during 2007 were the expenses related to the Director and Executive Incentive Retirement Plans and the Supplemental Executive Retirement Agreement. Occupancy expenses rose by 9.41%, primarily a result of increased office rental expenses, directly attributable to the Company’s larger geographical footprint. These expenses will continue to increase during 2008 and 2009 as several additional locations are opened. Depreciation of leasehold improvements also increased by 37.76% during the 2007 year, again a result of the construction of additional branch locations as well as the renovation of two existing branches and the move of the Bank’s Trust department to its current location in the Smithtown branch building. Furniture and equipment expense increased by 23.03% as a result of the same factors discussed above as well as the conversion of the Company’s core banking software system. The former computer software system used to run a majority of the Bank’s processes no longer provided the full range of products, services and, more importantly, efficiencies required by the Company. A core banking team was formed to study various software providers and their products, and after careful cost/benefit analyses work was completed, the team presented their recommendation to senior management. The Jack Henry software was chosen and the conversion was completed during the Memorial Day weekend. Although the cost for the software was high, there have already been many recorded savings and efficiencies resulting from the new product. The Bank has also increased its level of demand deposits as a direct result of an additional service now offered which was not available prior to the conversion. The reduced amortization expense for intangible assets resulted from the accelerated accounting method used to record the expense. The highest percentage of this expense is recorded during the first years of the acquisition. As the Company purchased the Seigerman Mulvey insurance agency over three years ago, the expense for the amortization of the intangible assets acquired is in its final, lower expense years now. Other expenses increased by 15.64%. As there are many components of other expenses, this discussion will focus on its major categories. Business development expense declined during 2007 primarily due to a reduced level of advertising and marketing. This reduced expense was partially due to the Company’s decision to not compete in irrationally priced certificate of deposit campaigns. Reduced interest expense and advertising expense were the benefits of this decision. Of the $678 of increased other expenses, one of the largest increases was the cost for FDIC insurance. Prior to 2007, the Bank’s cost for deposit insurance was limited to its share of the FICO expense. Beginning at the end of the second quarter of 2007, as the balance in the FDIC insurance fund was low, once again banking institutions began paying premiums for deposit insurance. This premium for 2007 was over $302, and represented a 199.44% increase in cost over 2006. Costs to provide online banking services increased dramatically from 2006 to 2007. This was a result of a greatly increased number of users of online banking services as well as bill paying service. Other components of increased other expense resulted from the Company’s increased asset size as related to various regulatory and compliance issues. Some of these costs were one time expenses.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Significant increases in the level of market interest rates may adversely affect the fair value of securities and other interest-earning assets. At December 31, 2008 and 2007, the following levels of securities and loans carried fixed interest rates:

	2008		2007

	Balance	% of portfolio	Balance	% of portfolio

Investment securities	$49,613	85.82	$50,568	91.77
Loans	210,644	12.47	94,507	9.61

Generally, the value of fixed rate investments varies inversely to changes in interest rates. As a result, increases in interest rates could result in decreases in the market value of interest-earning assets. This decrease in market value could adversely affect the Company’s results of operations if the loans or securities were sold or, in the case of interest-earning assets classified as available for sale, could reduce the Company’s stockholders’ equity if they were to be retained. A significant increase in the level of market interest rates could also adversely affect the Bank’s net interest income and net interest margin. NOW accounts, money market accounts and savings accounts all can be repriced on a daily basis. If they were all to be repriced upward due to the competitive pressures of a general increase in market rates, net interest income could be reduced. Based on historical experience, increases in deposit rates typically lag increases in loan rates, in which case, the increase in interest expense on these deposits would be offset by the increase in interest income on the loans.

The Bank monitors and controls interest rate risk through a variety of techniques including the use of interest rate sensitivity models and interest rate gap analysis. Both of these techniques project future net interest income based on changes in interest rates. Gap analysis requires estimates of when all categories of interest rate sensitive assets and liabilities will reprice. Gap analysis looks at stated maturities and assumes all assets and liabilities within the same maturity time frame will reprice. It does not look at the probability of repricing, which in the case of nonmaturity deposits, is up to the discretion of management. Interest rate sensitivity models also rely on various estimates and assumptions, and although a great deal of time and effort is devoted to arriving at these assumptions, any change in the assumptions input to the model can produce very different results. Therefore, both of these techniques may not accurately reflect the actual impact of changes in the interest rate environment on the Bank’s net interest income.

In spite of these shortcomings, the Bank utilizes the results of the dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes. Management monitors simulated net interest income sensitivity over a rolling two year horizon. The results of the sensitivity analysis are compared to policy limits set internally by the Asset Liability Committee that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. The last simulation analysis was modeled on a one-hundred and two-hundred basis point upward and one-hundred basis point downward shift in interest rates. A parallel and pro rata shift in rates over a twelve month period is assumed.

The following table reflects the Bank’s income sensitivity analysis as of November 30, 2008 and 2007:

Change In Interest Rates In Basis Points (Rate Shock)	As of November 30, 2008 Potential Change In Net Interest Income		As of November 30, 2007 Potential Change In Net Interest Income

	$ Change	% Change	$ Change	% Change

Up 200 Basis Points	194	6.27	515	1.19
Up 100 Basis Points	188	3.61	853	1.96
Static	—	—	—	—
Down 100 Basis Points	175	(4.01)	136	.31

Item 8: Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Smithtown Bancorp, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Smithtown Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Smithtown Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Smithtown Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9a of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithtown Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In our opinion, Smithtown Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note A to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

Crowe Horwath LLP

Livingston, New Jersey
March 4, 2009

Consolidated Balance Sheets

	As of December 31,

	2008	2007

ASSETS
Cash and due from banks	$17,205	$17,401
Federal funds sold	8,764	54

Total cash and cash equivalents	25,969	17,455
Term placements	507	—
Investment securities:
Available for sale:
Obligations of U.S. government agencies	19,009	32,394
Mortgage - backed securities	22,831	7,619
Obligations of state and political subdivisions	4,635	6,312
Other securities	11,223	8,567

Total securities available for sale	57,698	54,892
Held to maturity:
Mortgage-backed securities	—	8
Obligations of state and political subdivisions	112	202

Total securities held to maturity (estimated fair value $113 in 2008 and $212 in 2007)	112	210

Total investment securities	57,810	55,102

Federal Home Loan Bank Stock	15,916	2,113
Loans	1,688,700	983,918
Less: allowance for loan losses	11,303	8,250

Loans, net	1,677,397	975,668
Bank premises and equipment	32,994	22,611
Other assets
Cash value of company owned life insurance	19,654	18,961
Goodwill	3,923	3,923
Intangible assets	956	1,383
Other real estate owned	6,972	6,972
Other	23,292	16,961

Total other assets	54,797	48,200

Total assets	$1,865,390	$1,121,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand (non-interest bearing)	$123,620	$111,726
Money market	442,078	389,891
NOW	32,774	34,814
Savings	73,650	54,267
Time	694,815	400,103

Total deposits	1,366,937	990,801

Dividends payable	472	392
Other borrowings	326,480	20,900
Subordinated debt	38,836	18,217
Other liabilities	13,047	10,737

Total liabilities	1,745,772	1,041,047
Stockholders’ equity
Preferred stock - $.01 par value (100,0000 shares authorized at December 31, 2008 and 2007; no shares issued or outstanding at December 31, 2008 and 2007)
Common Stock - $.01 par value (20,000,000 shares authorized: 13,851,341 shares issued, 11,799,477 shares outstanding at December 31, 2008; 11,852,374 shares issued, 9,800,510 shares outstanding at December 31, 2007)	139	119
Additional paid in capital	51,947	25,755
Retained earnings	78,302	64,463
Accumulated other comprehensive loss	(708)	(173)

	129,680	90,164
Treasury stock (2,051,864 shares at cost)	(10,062)	(10,062)

Total stockholders’ equity	119,618	80,102

Total liabilities and stockholders’ equity	$1,865,390	$1,121,149

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year ended December 31,

	2008	2007	2006

Interest income
Loans	$87,939	$73,970	$62,037
Federal funds sold	213	839	412
Securities purchased under agreements to resell	—	19	—
Investment securities:
Taxable:
Obligations of U.S. treasury	—	—	189
Obligations of U.S. government agencies	1,218	2,816	4,153
Mortgage - backed securities	1,281	144	187
Other securities	550	370	121

Subtotal	3,049	3,330	4,650
Exempt from federal income taxes:
Obligations of state & political subdivisions	209	283	433
Other	509	215	249

Total interest income	91,919	78,656	67,781

Interest expense
Money market accounts (including savings)	12,004	15,525	8,999
Time deposits of $100,000 or more	7,987	7,848	6,082
Other time deposits	11,514	11,477	10,692
Other borrowings	6,970	1,338	2,532
Subordinated debt	2,304	1,388	1,259

Total interest expense	40,779	37,576	29,564

Net interest income	51,140	41,080	38,217
Provision for loan losses	3,200	1,300	1,500

Net interest income after provision for loan losses	47,940	39,780	36,717

Noninterest income
Trust and investment services	761	801	799
Service charges on deposit accounts	2,267	1,948	1,862
Revenues from insurance agency	3,423	3,585	3,767
Net gain (loss) on investment securities	(803)	49	194
Increase in cash value of company owned life insurance	693	806	620
Other	2,138	2,034	2,115

Total noninterest income	8,479	9,223	9,357

Noninterest expense
Salaries	13,877	11,833	11,124
Pension and other employee benefits	3,400	2,911	2,436
Net occupancy expense of bank premises	5,732	4,021	3,675
Furniture and equipment expense	2,757	2,666	2,167
Amortization of intangible assets	427	510	676
Other	5,757	5,013	4,335

Total noninterest expense	31,950	26,954	24,413

Income before income taxes	24,469	22,049	21,661
Provision for income taxes	8,746	7,774	7,694

Net income	$15,723	$14,275	$13,967

Basic earnings per share	$1.55	$1.47	$1.43
Diluted earnings per share	$1.55	$1.47	$1.43
Cash dividends declared	$0.16	$0.16	$0.16
Weighted average common shares outstanding	10,296,665	9,769,833	9,754,186
Weighted average common equivalent shares	10,297,416	9,772,365	9,756,771

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year ended December 31,

	2008	2007	2006

Net income	$15,723	$14,275	$13,967
Other comprehensive income (loss) before tax:
Unrealized holding gain (loss) arising during the year	(1,818)	535	648
Less: reclassification adjustment for gains (losses) included in net income	(803)	49	194

	(1,015)	486	454

Unrealized gain (loss) on postretirement plans	91	(247)	—
Amortization of prior service cost included in postretirement expense	32	32	—

	123	(215)	—

Tax effect	357	(113)	(159)

Other comprehensive income (loss) net of tax	(535)	158	295

Total comprehensive income	$15,188	$14,433	$14,262

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock						Accumulated Other Comprehensive Income(Loss)
			Additional Paid In Capital			Unearned Stock Awards		Total Stockholders’ Equity
	Shares Outstanding			Retained Earnings	Treasury Stock
		Amount

Balance at January 1, 2006	5,923,652	$72	$4,408	$62,124	$(10,062)	$(91)	$(601)	$55,850
Retained earnings reduction due to the adoption of SAB 108				(1,623)				(1,623)

Adjusted balance at January 1, 2006	5,923,652	$72	$4,408	$60,501	$(10,062)	$(91)	$(601)	$54,227
Comprehensive income:
Net income				13,967				13,967
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							295	295

Total comprehensive income								14,262
Adjustment to initially apply adoption of SFAS 158, net of tax							(25)	(25)
3-for-2 stock split (1)	2,961,825	36	(36)					—
Cash dividends declared				(1,422)				(1,422)
Transfer due to the adoption of SFAS 123R			(91)			91		—
Stock awards vested			88					88
Stock awards granted	14,625		(323)		323			—
Treasury stock purchases	(14,625)				(323)			(323)

Balance at December 31, 2006	8,885,477	$108	$4,046	$73,046	$(10,062)	$—	$(331)	$66,807

Comprehensive income:
Net income				14,275				14,275
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							288	288
Change in unrealized gain (loss) and prior service cost of postretirement plans, net of tax							(130)	(130)

Total comprehensive income								14,433
10% stock dividend (2)	888,548	11	21,314	(21,325)				—
Cash dividends declared				(1,533)				(1,533)
Issuance of shares for employee stock ownership plan	9,325		225					225
Stock awards vested			170					170
Stock awards granted	17,160							—

Balance at December 31, 2007	9,800,510	$119	$25,755	$64,463	$(10,062)	$—	$(173)	$80,102

Comprehensive income:
Net income				15,723				15,723
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							(609)	(609)
Change in unrealized gain (loss) and prior service cost of postretirement plans, net of tax							74	74

Total comprehensive income								15,188
Retained earnings reduction due to adoption of EITF 06-4				(233)				(233)
Cash dividends declared				(1,651)				(1,651)
Issuance of shares, net of offering costs	1,965,000	20	25,681					25,701
Issuance of shares for employee stock ownership plan	11,967		250					250
Stock awards vested			261					261
Stock awards granted	22,000							—

Balance at December 31, 2008	11,799,477	$139	$51,947	$78,302	$(10,062)	$—	$(708)	$119,618

(1)	As a result of the May 5, 2006 three-for-two stock split, a transfer of $36 was made from the additional paid in capital account to the common stock account.

(2)

As a result of the April 2, 2007 10% stock dividend, a transfer of $21,325 was made from retained earnings to the additional paid in capital account and to the common stock account for the fair market value of the dividend.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net income	$15,723	$14,275	$13,967
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation on premises and equipment	3,106	1,989	1,981
Provision for loan losses	3,200	1,300	1,500
Net (gain) loss on investment securities	803	(49)	(194)
Net increase (decrease) in other liabilities	2,310	(211)	3,869
Net increase in other assets	(3,512)	(519)	(3,380)
Net increase in deferred taxes	(2,103)	(2,332)	(973)
Amortization of unearned restricted stock awards	292	170	88
Increase in cash surrender value of officers’ life insurance policies	(693)	(766)	(620)
Amortization of investment security premiums and accretion of discounts, net discount	(159)	376	(67)
Amortization of intangible assets	427	510	676

Cash provided by operating activities	19,394	14,743	16,847
Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	52,965	67,071	36,104
Proceeds from maturities of held-to-maturity securities	99	204	751
Purchase of available-for-sale securities	(56,235)	(21,207)	(30,058)
Purchase of held-to-maturity securities	—	—	(65)
Proceeds from broker	—	9,225	—
Purchase of Federal Home Loan Bank stock	(25,853)	(4,783)	(3,629)
Redemptions of Federal Home Loan Bank stock	12,050	6,919	5,462
Loans made to customers, net	(704,782)	(134,761)	(157,809)
Payment for Bank of Smithtown Insurance Agents and Brokers, Inc.	—	(1,561)	(1,596)
Payment for acquisition of Payne & Palmieri insurance company	—	(322)	—
Purchase of premises and equipment	(13,489)	(4,001)	(4,132)

Cash used in investing activities	(735,245)	(83,216)	(154,972)
Cash flows from financing activities
Net increase in demand deposits, money market, NOW and savings	81,424	131,021	69,555
Increase (decrease) in time deposits	294,712	(32,537)	125,837
Cash dividends paid	(1,572)	(1,496)	(1,422)
Federal Home Loan Bank term advances	520,000	—	10,000
Maturities of Federal Home Loan Bank term advances	(215,000)	(35,000)	(17,000)
Net decrease in Federal Home Loan Bank overnight borrowings	(900)	(3,680)	(41,369)
Proceeds from subordinated debt issuance	20,000	—	7,000
Proceeds from issuance of common shares, net of offering costs	25,701	—	—
Purchase of treasury stock	—	—	(323)

Cash provided by financing activities	724,365	58,308	152,278

Net increase (decrease) in cash and cash equivalents	8,514	(10,165)	14,153
Cash and cash equivalents, beginning of period	17,455	27,620	13,467

Cash and cash equivalents, end of period	$25,969	$17,455	$27,620

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$39,615	$37,837	$27,893
Income taxes	11,615	10,523	6,055
Schedule of noncash activities
Loans transferred to other real estate owned	$—	$—	$6,972
Investment securities maturities in process of collection	—	—	9,225
Issuance of common stock to employee stock ownership plan	250	225	—
Issuance of common stock to restricted stock plan	—	414	—
Issuance of common stock to 2007 stock compensation plan	460	—	—

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

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of Smithtown Bancorp, its wholly owned bank subsidiary, Bank of Smithtown, and Bank of Smithtown’s wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc. and BOS Preferred Funding, Inc. All material inter-company transactions and balances have been eliminated.

During May 2006 and April 2007, the Company effected a three-for-two split of common stock and a 10% stock dividend, respectively. All references in the accompanying consolidated financial statements and notes thereto relating to earnings per share and share data have been retroactively adjusted to reflect the split and stock dividend.

Smithtown Bancorp operates under a state bank charter and provides full banking services, including trust, investment management and insurance services. As a state bank, the Bank is subject to regulation by the New York State Banking Department. For the year ended December 31, 2007 the Bank was also a member of the Federal Reserve Bank of New York, and as such was also subject to regulation and examination by them. During 2008, Bank of Smithtown withdrew its membership from the Federal Reserve Bank of New York and came under the supervision and examination of the Federal Deposit Insurance Corporation.

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

Term Placements

Term placements are interest-bearing deposits in other financial institutions maturing in 2010 and are carried at cost.

SAB 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”),which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006. Included in this cumulative effect adjustment are the following items and amounts, net of tax where applicable, each of which resulted in a decrease to retained earnings:

Nature of adjustment:	Amount	Year Entry Arose

Incentive compensation	$804	Prior to 2003
Deferred taxes	387	Prior to 2003
Deferred leases	149	Accumulated through 2005
Intangible amortization	283	2004 and 2005

	$1,623

Management considered the above amounts previously to be immaterial. The total of $1,623 appears on the consolidated statements of changes in stockholders’ equity as an adjustment to opening retained earnings as of January 1, 2006.

Operating Segments

While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. The Company’s insurance operations do not meet the quantitative criteria for reporting as a segment.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank of $765 was required to meet regulatory reserve and clearing balance requirements at December 31, 2008 and 2007. The average amount of these reserve balances for the years ended December 31, 2008 and 2007 were $809 and $848, respectively. These balances began earning interest as of October 9, 2008.

Securities

The Bank evaluates its security policies consistent with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, the Company’s investments in securities are classified in two categories and accounted for as follows:

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

Unrealized holding gains and losses, net of tax, arising on securities available for sale, are reported as a component of accumulated other comprehensive income. Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments by and distributions to stockholders.

Interest income includes amortization of purchase premium or accretion of discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold and are recorded on the trade date.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other–than-temporary losses, management considers: 1) the length of time and extent that fair value has been less than cost, 2) the financial condition and near term prospects of the issuer and 3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank (“FHLB”) Stock

The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and allowance for loan losses. Interest income is accrued on the unpaid principal balance. Unearned discounts are generally amortized over the term of the loan using the interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

Land is carried at cost. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Premises and equipment are stated at cost less accumulated depreciation. The depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	25 to 30 years
Leasehold improvements	5 to 33 years
Furniture and equipment	3 to 10 years

Long-Term Assets

Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Company Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. In accordance with EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 Accounting for Purchases of Life Insurance {Issue}”. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and such impairment will be recognized in the period identified. Other intangible assets consist of acquired customer relationships and covenants not to compete, each of which relate to the acquisition of Bank of Smithtown Insurance Agents and Brokers Inc., and the Payne and Palmieri Agency acquisition, as well as trademark, which relates to the Bank’s proposition statement. Customer relationships and covenants not to compete are initially measured at fair value and then are amortized over their estimated useful lives using a declining balance method.

Other Real Estate Owned

Other real estate owned (“OREO”) property, acquired principally through foreclosure or a similar conveyance of title, is carried at the lower of cost or fair value less estimated costs to sell the property. Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Revenues and expenses associated with holding such assets are recorded through operations when realized. During 2008 and 2007 the Company recognized $14 and $0 of net expense.

The valuation reserve account is established through a loss on other real estate owned charged to expense. Properties held in OREO are periodically valued through appraisals and are carried at estimated fair value based on management’s evaluation of these appraisals. Specific reserves are allocated to the properties as necessary, and these reserves may be adjusted based on changes in economic conditions. At December 31, 2008 and 2007, the Company carried $6,972 of other real estate owned.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost. Under the restricted stock plan, as further discussed in Note J, the Company may repurchase or issue, on an annual or more frequent basis as determined by the Board, a selected number of shares of common stock for distribution to directors and certain officers. These shares are initially held as treasury shares, if the shares have been repurchased, and are ratably vested over a five year period as determined by the restricted stock plan document.

Equity

Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of selected benefit plans, which are also recognized as separate components of equity.

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

Employee Stock Ownership Plan

The cost of shares issued to the ESOP, but not yet allocated to participants, is recognized as pension expense and is based on the market price of the shares at the time the Company contributes such shares to the plan. Dividends on allocated ESOP shares reduce retained earnings. Dividends on unallocated ESOP shares are credited as other income to the plan participants.

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries are subject to federal income tax as well as income tax of the state of New York. The Company is no longer subject to an examination by taxing authorities for years before 2005.

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

Dividend Reinvestment Plan

The Company offers a dividend reinvestment plan to its stockholders as a convenient method of acquiring additional shares of stock. Shares may be purchased at fair market value either through reinvestment of dividends or optional cash payments without brokerage commission or service charges.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset

when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption resulted in additional disclosures to the notes to the financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption resulted in a reduction of retained earnings of $233.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position

Note B. Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

December 31, 2008
Obligations of U.S. government agencies	$19,009	$112	$(117)
Mortgage-backed securities	22,831	96	(45)
Obligations of state and political subdivisions	4,635	22	(16)
Other securities	11,223	—	(1,180)

Total	$57,698	$230	$(1,358)

December 31, 2007
Obligations of U.S. government agencies	$32,394	$79	$(3)
Mortgage-backed securities	7,619	7	(10)
Obligations of state and political subdivisions	6,312	22	(13)
Other securities	8,567	—	(132)

Total	$54,892	$108	$(158)

The carrying amount, gross unrecognized gains and losses and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

December 31, 2008
Obligations of state and political subdivisions	$112	$1	$—	$113

Total	$112	$1	$—	$113

December 31, 2007
Mortgage-backed securities	$8	$—	$—	$8
Obligations of state and political subdivisions	202	2	—	204

Total	$210	$2	$—	$212

The following table presents the amortized costs of and estimated fair values of securities by contractual maturity at December 31, 2008:

	Available for Sale	Held to Maturity
	Fair Value	Carrying Amount	Fair Value

Type and Maturity Grouping

Obligations of U.S. government agencies
After 1 year, but within 5 years	$2,019	$—	$—
After 5 years, but within 10 years	2,006	—	—
After 10 years	14,984	—	—

Total obligations of U.S. government agencies	$19,009	$—	$—

Mortgage-backed securities
After 10 years	$22,831	$—	$—

Total mortgage-backed securities	$22,831	$—	$—

Obligations of state and political subdivisions
Within 1 year	$1,013	$46	$46
After 1 year, but within 5 years	2,153	66	67
After 10 years	1,469	—	—

Total obligations of state and political subdivisions	$4,635	$112	$113

Other securities
After 1 year, but within 5 years	$3,380	$—	$—
After 10 years	7,843	—	—

Total other securities	$11,223	$—	$—

Actual maturities of mortgage backed securities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of U.S. government agencies, mortgage-backed securities and obligations of state and political subdivisions having an amortized cost of $46,046 and an estimated fair value of $43,395 were pledged to secure public deposits and treasury tax and loan deposits.

The following table presents the sales of available for sale securities:

	2008	2007	2006

Proceeds	$9,345	$7,599	$12,957
Gross gains	62	49	248
Gross losses	—	—	54

The tax benefit related to these net realized gains was $22, $17, and $68 respectively.

The Bank has invested $80 in the Community Building Fund, LLC. This consortium of banks provides loans to low-income homeowners. The Bank has also made a capital contribution of $157 to the New York Bankers Association, Inc.

At yearend 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at yearend 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

As of December 31, 2008	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities available for sale:
Obligations of U.S. government agencies	$—	$—	$4,883	$(117)	$4,883	$(117)
Mortgage-backed securities	3,436	(26)	8,491	(19)	11,927	(45)
Obligations of state and political subdivisions	929	(16)	—	—	929	(16)
Other securities	4,600	(400)	3,317	(780)	7,917	(1,180)

Total temporarily impaired	$8,965	$(442)	$16,691	$(916)	$25,656	$(1,358)

As of December 31, 2007	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities available for sale:
Obligations of U.S. government agencies	$—	$—	$4,072	$(3)	$4,072	$(3)
Mortgage-backed securities	6,766	(10)	—	—	6,766	(10)
Obligations of state and political subdivisions	—	—	2,140	(13)	2,140	(13)
Other securities	6,087	(132)	—	—	6,087	(132)

Total temporarily impaired	$12,853	$(142)	$6,212	$(16)	$19,065	$(158)

Unrealized losses on U.S. government agencies, mortgage backed securities and obligations of state and political subdivisions were not recognized in income because management has the intent and ability to hold these securities for the foreseeable future or to maturity. It is believed the decline in fair value is largely due to the change in market interest rates and the underlying issuer is of a high credit quality. The occurrence of fair value below cost is deemed to be temporary for these securities.

Of the $8,743 of other securities, consisting of two collateralized debt obligations in the form of pooled trust preferred securities, one single issue trust preferred security and one corporate bond, all of which are issued by banks, unrealized losses of $1,180 were not recognized in earnings because based on cash flow projections management concluded it was probable that full repayment of principal and interest according to original contractual terms would be received and because of the Company’s ability and intent to hold these securities to maturity. Therefore, the decline in fair value below cost for these securities is deemed to be temporary.

The Company posted a pre-tax loss of $865 as the result of an other-than-temporary impairment charge to one trust preferred pooled security. As required by SFAS 115, when decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. Discounted cash flows run for this security at default speeds representative of the actual performance of the underlying issuers along with an in-depth credit analysis of the banks within the pool lead management to believe full repayment of principal and interest may not be made in accordance with the original contractual agreement.

Note C. Loans

Loans as of December 31 consisted of the following:

	2008	2007

Real estate loans, construction	$390,067	$296,397
Real estate loans, other
Commercial	760,125	425,983
Residential	488,570	211,609
Commercial and industrial loans	51,630	48,124
Loans to individuals for household, family and other personal expenditures	2,004	3,670
All other loans (including overdrafts)	403	726

Total loans, gross	1,692,799	986,509
Less: deferred fees	4,099	2,591
allowance for loan losses	11,303	8,250

Loans, net	$1,677,397	$975,668

At December 31, 2008 and 2007, the Company had a total of $495.7 million and $386.5 million in interest only mortgage loans. These loans pose a potentially higher credit risk because of the lack of principal amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses was as follows:

	2008	2007	2006

Beginning balance	$8,250	$7,051	$5,964
Add:
Recoveries	71	46	151
Provision charged to current expense	3,200	1,300	1,500

Total	11,521	8,397	7,615
Less: charge-offs	218	147	564

Balance, December 31	$11,303	$8,250	$7,051

Impaired loans at December 31, 2008 and 2007 were $2,652 and $328, respectively. The amount of the allowance for loan losses allocated to these loans was $318 and $219. The average recorded investment in impaired loans during the twelve months ended December 31, 2008, 2007 and 2006 was $1,716, $88 and $2,042, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest. Any payments received on impaired loans would first be applied to principal outstanding and then to accrued interest.

At December 31, 2008 and 2007, loans with unpaid principal balances on which the Bank is no longer accruing interest were $1,853 and $328, respectively. At December 31, 2008 and 2007, there were $3,407 and $347 of loans past due 90 days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at December 31 follows:

	2008	2007	2006

Gross interest income which would have been recorded during the year under original contract terms	$57	$9	$136
Gross interest income recorded during the year	31	—	—

Nonaccrual loans and loans past due 90 days accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note D. Premises and Equipment

Premises and equipment as of December 31, 2008 and 2007 were as follows:

	2008	2007

Land	$321	$321
Premises	6,223	6,129
Leasehold improvements	28,513	17,854
Furniture and equipment	10,688	9,325

Subtotal	45,745	33,629
Less: accumulated depreciation	12,751	11,018

Total premises and equipment	$32,994	$22,611

Operating Leases

As of December 31, 2008, the minimum rental commitments under non-cancelable operating leases for premises and equipment with initial terms in excess of one year were as follows:

2009	$3,551
2010	4,225
2011	4,304
2012	4,299
2013	4,268
Years after 2013	39,590

Total	$60,237

A number of leases include escalation provisions relating to real estate taxes and expenses. Individual office rental expenses range from $1.5 to $71 per month with escalation provisions tied to the consumer price index, fair market rent evaluation, or, in some offices, with a straight line annual increase averaging 2%. Rental expenses for all leases on premises and equipment amounted to $2,255 in 2008, $1,504 in 2007 and $1,486 in 2006. The above table includes rental commitments for seven new branch locations for which leases have been executed. These branches are expected to be opened in 2009. $104 and $0 of interest cost was capitalized as part of the cost of constructing new branches in 2008 and 2007.

Note E. Goodwill and Intangible Assets

The change in balance for goodwill during 2008 and 2007 was as follows:

	2008	2007

Beginning of year	$3,923	$2,077
Acquired goodwill	—	1,846
Impairment	—	—

End of year	$3,923	$3,923

Acquired intangible assets were as follows at December 31:

	2008		2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships and covenant not to compete	$3,022	$2,182	$3,022	$1,755
Other intangible assets	116	—	116	—

Aggregate amortization expense was $427, $510 and $676 for 2008, 2007 and 2006.

The amortization of intangibles should result in the following estimated expense for each of the next five years:

2009	$340
2010	246
2011	185
2012	28
2013	24

Note F. Deposits

At December 31, 2008 and 2007, time deposits in principal amounts of $100 thousand or more were $283,933 and $167,649. Total CDARs deposits at December 31, 2008 and 2007 were $79,302 and $4,529. These balances represent deposits that were below the FDIC insurance maximum and are placed within a network of banks (Promontory Interfinancial Network, LLC) to guarantee full insurance coverage of principal and interest of large deposits.

The following table sets forth the remaining maturities of the Bank’s time deposits at December 31, 2008.

2009	$432,580
2010	204,801
2011	26,890
2012	15,928
2013	14,613
2014	3

Total	$694,815

Note G. Other Borrowings

The Bank has available to it various lines of credit from the Federal Home Loan Bank of New York (“FHLBNY”), including an overnight line of credit and term advances. Each advance is payable at its maturity date and carries a fixed rate of interest as well as a prepayment penalty. All advances are periodically callable, with the exception of the $10,000 maturing in 2009 and the $5,000 maturing in 2010.

Scheduled repayments and maturities of advances from FHLBNY were as follows at December 31,

	2008		2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount

Maturing in 2008	—%	$—	4.07%	$10,900
Maturing in 2009	4.17	10,000	4.17	10,000
Maturing in 2010	3.61	5,000	—	—
Maturing in 2011	2.58	3,000	—	—
Maturing in 2013	2.55	55,000	—	—
Maturing in 2018	2.71	252,000	—	—

	2.74%	$325,000	4.12%	$20,900

These borrowings are collateralized by residential and commercial mortgages at December 31, 2008 and by residential and commercial mortgages, as well as by securities, at December 31, 2007 under a specific lien arrangement at Federal Home Loan Bank of New York. Total collateral was $685,944 comprised solely of mortgage collateral, at December 31, 2008 and $287,540 of mortgage collateral and $10,168 of securities collateral at December 31, 2007. Based on this collateral and the level of FHLB stock ownership, the Company is eligible to borrow up to $657,763. Unused borrowing capacity at FHLBNY at December 31, 2008 and 2007 was $332,763 and $235,485. At December 31, 2008 and 2007 the Company had aggregate lines of credit of $5,000 and $28,000, respectively, with unaffiliated correspondent banks to provide short-term credit for liquidity requirements. There were no outstanding balances at yearend 2008 or 2007.

Included in borrowings are $1,480 of secured borrowings with a weighted average rate of 1.79% and maturities ranging from 2010 to 2012. These borrowings are a financial arrangement with the Senior Housing Crime Prevention program that are secured by U.S. government agency bonds. At maturity, the Company has the option to repay the secured borrowings simultaneous with the release of the collateral or to renew the borrowings.

Note H. Employee Stock Ownership Plan and Other Postretirement Benefits

The Company has established an Employee Stock Ownership Plan for substantially all of its employees. The ESOP serves as the Bank’s pension plan. Eligibility requirements for the ESOP include one year of continuous service, 1,000 hours and attaining an age of 21. Eligible compensation is defined as gross wages less any costs for group term life insurance applicable to the employee. Contributions to the ESOP are in the form of cash and are made at the discretion of the Board of Directors. The ESOP may use this contribution to either purchase or issue shares of Company stock, which are then allocated to eligible participants. ESOP benefits cliff vest over six years of service with the Bank. Forfeitures are reallocated among participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service and may be payable in cash or stock. The Bank reported a net expense of $250, $225, and $202 related to the ESOP for the years ended December 31, 2008, 2007 and 2006. During 2008, 2007 and 2006, the ESOP used the Bank’s contribution to issue 11,967 and 9,324 shares and to purchase 11,302 shares of common stock at an average cost of $20.89, $24.13, and $17.87 per share. The 2008 contribution represents 2.89% of eligible compensation. As of December 31, 2008 and 2007, the ESOP held 411,674 and 422,071 allocated shares. There were no unallocated shares in the ESOP effective December 31, 2008 and 2007. ESOP shares are included in weighted average shares outstanding in the calculation of earnings per share.

The Company accounts for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits”, (“SFAS 132”). These statements require that the estimated costs of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

The Bank sponsors a postretirement medical and life insurance plan for a closed group of prior employees. The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the two-year period ending December 31, 2008 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

	Retiree Health Benefits
	2008	2007

Change in benefit obligation
Obligation at January 1	$225	$283
Interest cost	13	15
Actuarial gain	(13)	(50)
Benefit payments	(20)	(23)

Obligation at December 31	$205	$225

Change in fair value of plan assets
Employer contributions	$20	$23
Benefit payments	(20)	(23)

Fair value of plan assets at December 31	$—	$—

Funded status at December 31	$(205)	$(225)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2008	2007

Transition obligation	$(126)	$(158)
Net actuarial gain	191	190

	$65	$32

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the plans for the years 2008, 2007 and 2006:

	Retiree Health Benefits
	2008	2007	2006

Interest cost	$13	$15	$16
Amortization of unrecognized transition obligation	32	32	32
Amortization of net gain	(12)	(8)	(7)

Net periodic benefit cost	33	39	41

Net gain	(2)	(42)	—
Amortization of transition obligation	(32)	(32)	—

Total recognized in other comprehensive income	(34)	(74)	—

Total recognized in net periodic benefit cost and other comprehensive income	$(1)	$(35)	$41

The estimated net (gain) loss, transition obligation and prior service costs for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are ($12), $32 and $0, respectively.

The assumptions used in the measurement of the Bank’s benefit obligation are shown in the following table:

	Retiree Health Benefits
Weighted average assumptions as of December 31	2008	2007	2006

Discount rate	6.25%	6.00%	5.70%
Initial rate for health care costs	8.50%	8.50%	9.00%
Ultimate rate for health care costs	5.00%	5.00%	5.00%
Ultimate year of health care costs	2015	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components net of periodic postretirement health care benefit cost	$21	$(21)
Effect on health care component of the accumulated postretirement benefit obligation	243	(240)

Contributions

Since the plan holds no assets, the Bank does not expect to contribute to its plan in 2009 other than to fund the payments for the benefits described in the table below.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2009	$25
2010	25
2011	25
2012	25
2013	19
Years 2014-2018	83

$202

Note I. Other Benefit Plans

The Bank established a 401(k) Defined Contribution Plan (the “Plan”). All employees who have attained age 21 with one continuous year of service may participate in the Plan through voluntary contributions of their compensation, up to a maximum of $15.5 for 2008 and $16.5 for 2009. Employees who have attained age 50 may contribute an additional $5 and $5.5, or a total of $20.5 and $22.0 for 2008 and 2009. The Plan requires that the Bank match 50% of an employee’s contribution up to a maximum of 3%. The Bank’s 401(k) contributions for 2008, 2007 and 2006 amounted to $249, $198 and $154.

The Bank has adopted a nontax-qualified Executive and Director Incentive Retirement Plan. While these plans are funded from the general assets of the Bank, life insurance policies were acquired because they represented attractive investments during the service period. Benefits under the Incentive Retirement Plan are based solely on the amount contributed by the Bank to the plan, which for executive officers is up to 10% of the officer’s salary for the prior fiscal year and for directors is up to 25% of the director’s fees for the prior fiscal year. The award is deferred into an account that is credited with interest at a rate based upon the growth rate of the Company’s stock for the plan year. The benefit may be paid in 180 equal monthly installments or a lump sum at normal retirement. If the participant attains the age of 55 and has completed 15 years of service, he/she may elect early retirement and may receive the balance in the deferral account on the early retirement date. In case of the participant’s early termination prior to early retirement, the executive is entitled to a benefit equal to his or her vested portion of the account balance on the termination date. In the event of the participant’s termination of employment due to disability, the participant may request to receive a disability benefit equal to the account balance at the date of termination. The incentive retirement plan has five executives and five director participants. Total contributions accrued under the plan for the years 2008, 2007 and 2006 were $158, $142 and $130. The Bank has a similar group term replacement life insurance plan for all members of management, funded with similar life insurance policies. The benefit provides postretirement life insurance up to a maximum of two and one half times annual salary. At December 31, 2008 and 2007, the combined value of these insurance policies was $15,388 and $14,873.As a result of EITF 06-4, during 2008 the Company was required to post an adjustment to retained earnings of $233 representing the post-employment benefit cost for this continuing life insurance.

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

During 2004 the Bank entered into a non-qualified Supplemental Executive Retirement Agreement (“SERA”) for the Chief Executive Officer. The benefit provided to him by the SERA is calculated at seventy percent of his final three-year average base salary reduced by various offsets including employer contributions under the 401(k) Plan, the Executive Incentive Retirement Plan, as well as by a percentage of his Social Security benefit. While this plan is funded from the general assets of the Bank, life insurance policies were acquired because they represented attractive investments during the service period and have a cash value at yearend 2008 and 2007 of $4,266 and $4,088.

The following tables provide a reconciliation of the changes in the plan’s benefit obligation over the two-year period ending December 31, 2008 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

	2008	2007

Reconciliation of benefit obligation
Obligation at January 1	$1,247	$684
Service cost	324	312
Interest cost	74	53
(Gain) Loss	(21)	198

Obligation at December 31	$1,624	$1,247

Fair value of plan assets at December 31	$—	$—

Funded status at December 31	$(1,624)	$(1,247)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2008	2007

Net actuarial loss	$(200)	$(289)

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the SERA for the years 2008, 2007 and 2006:

	2008	2007	2006

Service cost	$324	$312	$228
Interest cost	74	53	26
Amortization of net loss	68	21	—

Net periodic benefit cost	466	386	254

Net (gain) loss	(89)	289	—

Total recognized in other comprehensive income	(89)	289	—

Total recognized in net periodic benefit cost and other comprehensive income	$377	$675	$254

The accumulated benefit obligation was $1,088 and $668 at yearend 2008 and 2007.

The assumptions used in the measurement of the Bank’s benefit obligation are shown in the following table:

	2008	2007	2006

Discount rate	6.00%	6.00%	6.00%
Salary inflation rate	5.00%	5.00%	5.00%
Social Security inflation rate	2.75%	2.75%	2.75%

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61.

Note J. Stock-Based Compensation

At the April 19, 2007 Annual Meeting the stockholders of Smithtown Bancorp approved the adoption of the 2007 Stock Compensation Plan (“Stock Compensation Plan”). This plan shall serve as the successor to the Smithtown Bancorp

Restricted Stock Plan (“Predecessor Plan”). No further grants may be made under the Predecessor Plan on or after April 19, 2007. All awards previously granted under the Predecessor Plan will remain in full force and effect and shall continue to be governed by the terms of that plan. The total number of shares of common stock that may be delivered pursuant to awards granted under the Stock Compensation Plan is 852,163. This amount includes the balance of the shares reserved under the Predecessor Plan. The Bank established the Stock Compensation Plan to grant awards to any employee, director or independent contractor of the Bank or any of its subsidiaries or affiliates. The purpose of the Stock Compensation Plan is to provide the Bank with the opportunity to offer incentive awards in order to attract and retain high level officers and directors and to motivate them to continue their relationship with the Bank and thereby align their interests and compensation with the long term interests of stockholders.

The Board of Directors elected to issue 22,000 and 17,160 shares of stock under the Stock Compensation Plan for the 2008 and 2007 plan years, and to purchase 16,087 shares of stock under the Predecessor Plan for the 2006 plan year.

Shares issued in 2007 have been adjusted for the 10% stock dividend. Shares issued in 2006 have been adjusted for the three for two stock split declared on May 5, 2006 and the 10% stock dividend declared February 27, 2007. Shares were issued during 2008 and 2007 at a price of $20.89 and $24.13 per share, respectively, and purchased during 2006 at an average price of $ 20.07. The vesting period is generally five years with 20% vesting annually on December 31st for each of the five years after the award is made. For the twelve month period ended December 31, 2008, 12,567 shares became vested for accounting purposes. For the twelve month period ended December 31, 2008, 2007 and 2006, the Company recognized approximately $292, $170 and $88 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $105, $68 and $34, respectively.

As of December 31, 2008 and 2007 there were approximately $768 and $570 of unrecognized compensation costs related to nonvested restricted stock plan shares. These costs are expected to be recognized over a period of 4 years.

A summary of the status of the Bank’s nonvested restricted stock plan shares for the year ended 2008 is as follows:

	Shares	Wtd. Average Grant Date Share Value

Nonvested at beginning of period	26,416	$21.59
Granted	22,000	20.89
Vested	(12,567)	20.85

Nonvested at end of period	35,849	21.42

The fair value of nonvested stock awards at December 31, 2008 was $575. The fair value of vested stock awards during 2008 and 2007, at their respective vesting dates, was $201 and $181.

Note K. Subordinated Debentures

In 2003 a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3 month London Interbank Offered Rate (“LIBOR”) plus 2.99%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering: the debentures and related debt issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, on any interest payment date after October 8, 2008.

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

In 2008 a third trust formed by the Company issued $20,000 of floating rate trust preferred securities due June 1, 2038. The securities bear interest at 3 month Libor plus 3.75%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The debentures and related debt issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on June 1, 2013.

In accordance with FASB Interpretation 46, as revised in December 2003, the trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trusts, as these are no longer eliminated in consolidation.

The Company has the option to defer interest payments on the subordinated debentures discussed above from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note L. Related Party Transactions

Loans to principal officers, directors and their affiliates in 2008 were as follows:

Beginning balance	$2,768
New loans	1,165
Repayments	550

Ending balance	$3,383

Deposits from principal officers, directors and their affiliates at yearend 2008 and 2007 were $11,165 and $12,535.

Note M. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2008, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At yearend 2008 and 2007, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of December 31, 2008 and 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2008
Total capital to risk-weighted assets Consolidated	$165,711	10.72%	$121,259	8.00%	$	NA	NA	%
Bank	164,027	10.62	121,144	8.00		151,429	10.00
Tier 1 (core) capital to risk-weighted assets Consolidated	153,930	9.96	60,630	4.00		NA	NA
Bank	152,599	9.88	60,572	4.00		90,858	6.00
Tier 1 (core) capital to average assets Consolidated	153,930	8.66	71,119	4.00		NA	NA
Bank	152,599	8.59	71,058	4.00		88,822	5.00

December 31, 2007
Total capital to risk-weighted assets Consolidated	$101,658	10.67%	$76,243	8.00%	$	NA	NA	%
Bank	100,658	10.56	76,202	8.00		95,252	10.00
Tier 1 (core) capital to risk-weighted assets Consolidated	93,186	9.78	38,121	4.00		NA	NA
Bank	92,096	9.67	38,101	4.00		57,151	6.00
Tier 1 (core) capital to average assets Consolidated	93,186	8.45	44,129	4.00		NA	NA
Bank	92,096	8.35	44,110	4.00		55,137	5.00

Dividend restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements above. During 2009, the Bank could, without prior approval, declare dividends of approximately $19,685 plus any 2009 net profits retained to the date of the dividend declaration. However, the Company has never paid a dividend that would cause its capital ratios to fall below the “well capitalized” level.

Note N. Income Taxes

Income tax expense (benefit) was as follows:

	2008	2007	2006

Current expense
Federal	$9,211	$9,015	$7,506
State	1,236	1,091	787

Total current expense	10,447	10,106	8,293
Deferred expense
Federal	(1,243)	(1,823)	(516)
State	(458)	(509)	(83)

Total deferred expense	(1,701)	(2,332)	(599)

Total provision for income taxes	$8,746	$7,774	$7,694

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	2008	2007	2006

Federal statutory rate times financial statement income Effect of:	$8,564	$7,717	$7,581
Tax-exempt income	(63)	(80)	(152)
State taxes, net of federal benefit	506	377	458
Earnings from company owned life insurance	(242)	(268)	(217)
Other, net	(19)	28	24

Total	$8,746	$7,774	$7,694

Deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The calculations under this method resulted in a net deferred tax asset of $6,937 and $4,834 as of yearend 2008 and 2007.

Yearend deferred tax assets (liabilities)were due to the following:

	2008	2007

Allowance for loan losses	$4,549	$3,308
Depreciation	(991)	(316)
Postretirement benefits	97	91
Security impairment	351	—
Unrealized gain or loss on securities	451	34
Deferred compensation plan	114	209
Purchase accounting adjustments	(372)	(514)
Deferred loan fees, net	1,691	1,072
Undistributed earnings of Bank subsidiary	(938)	(716)
Deferred lease expense	379	202
Reserve for SERA	660	507
Reserve for deferred incentive plan	739	593
Other	207	364

Total	$6,937	$4,834

Note O. Parent Company Only Condensed Financial Information

Condensed financial information of Smithtown Bancorp follows:

Condensed Balance Sheets,
December 31,

	2008	2007

ASSETS
Cash and cash equivalents	$1,018	$1,181
Prepaid expense	862	299
Investment in subsidiary	156,770	97,228
Common stock	836	217

Total assets	$159,486	$98,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Cash dividends payable	$472	$392
Interest payable	308	214
Subordinated debt	38,836	18,217
Due to bank subsidiary	252	—

Total liabilities	39,868	18,823

Stockholders’ equity	119,618	80,102

Total liabilities and stockholders’ equity	$159,486	$98,925

Condensed Statements of Income
Years ended December 31,

	2008	2007	2006

Income
Dividends from subsidiary	$3,619	$3,185	$2,869
Expenses	2,524	1,635	1,475

Income before equity in undistributed earnings of subsidiary	1,095	1,550	1,394

Equity in undistributed earnings of subsidiary	14,628	12,725	12,573

Net income	$15,723	$14,275	$13,967

Condensed Statements of Cash Flows
Years ended December 31,

	2008	2007	2006

Cash flows from operating activities
Net income	$15,723	$14,275	$13,967
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed net earnings of subsidiary	(14,628)	(12,725)	(12,573)
(Increase) decrease in other assets	(404)	(171)	225
Increase (decrease) in other liabilities	426	(1)	73
Amortization of unearned restricted stock awards	292	170	88

Cash provided by operating activities	1,409	1,548	1,780
Cash flows from investing activities
Capital contribution to subsidiary	(45,701)	—	(7,000)

Cash used in investing activities	(45,701)	—	(7,000)
Cash flows from financing activities
Proceeds from subordinated debt issuance	20,000	—	7,000
Proceeds from issuance of common shares, net of offering costs	25,701	—	—
Cash dividends paid	(1,572)	(1,496)	(1,422)
Purchase of treasury stock	—	—	(323)

Cash (used in) provided by financing activities	44,129	(1,496)	5,255
Net increase (decrease) in cash and cash equivalents	(163)	52	35
Cash and cash equivalents, beginning of period	1,181	1,129	1,094

Cash and cash equivalents, end of period	$1,018	$1,181	$1,129

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

	2008	2007

Standby letters of credit	$17,550	$11,929
Loan commitments outstanding	147,346	103,455
Unused equity lines	20,635	22,152
Unused construction lines	133,004	219,056
Unused lines of credit	27,141	29,698
Unused overdraft lines	950	891

Total commitments outstanding	$346,626	$387,181

At December 31, 2008, the Bank’s total commitments to extend credit, excluding standby letters of credit were $7,355 at fixed rates and $321,721 at variable rates. Fixed rate commitments have rates ranging from 6.25% to 18%. Standby letters of credit are written conditional instruments issued by the Bank to guarantee the financial performance of a customer to a third party. There were 76 and 71 performance standby letters of credit as of December 31, 2008 and 2007. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but generally includes residential and income-producing properties.

The Bank has agreements (the “Agreements”) with Bradley E. Rock, Anita M. Florek, Robert J. Anrig, John A. Romano, Thomas J. Stevens and certain other employees (collectively, the “Executives”) which would become effective in the event of a change in control of the Company. The Agreements provide that if the Executives’ employment were terminated by the Bank subsequent to a change in control of the Company for any reason other than cause, disability or death, or if the Executive elects to terminate his or her employment following a change in control of the Company because of a diminution of the Executive’s compensation or responsibilities or following a breach by the Bank of the Agreement, the Executive would be entitled (a) to receive an amount equal to three times the sum of the Executive’s highest salary and incentive compensation paid in the three most recent years preceding the change in control, (b) to receive an amount equal to the contributions and benefits that the Executive would have received for a three year period based on the benefits and contributions paid on the Executive’s behalf in the year preceding the Executive’s termination, and (c) to continue to participate in the health benefit plans of the Bank for a period of three years following the termination. The Agreement between the Bank and Mr. Rock also provides that if at any time within one year after a change in control of the Company Mr. Rock elects to terminate his employment with the Bank for any reason, he will receive the amounts and the benefits referred to in the previous sentence. In December 2006, the Agreements were amended to provide that the termination of employment must occur within a certain period of time following the change in control. For Mr. Rock the period is 36 months. For all other Executives, the period is 24 months. A copy of the Agreements was filed as an exhibit to the Form 8-K filed by the Company with the SEC on December 28, 2006.

Note Q. Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Except as discussed below, the fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Trust preferred pooled securities which are issued by financial institutions were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, has varied widely. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs.

The Company has developed an internal model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	—	$48,955	$8,743

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available for Sale Securities
Beginning balance, January 1, 2008	$—
Included in earnings Other changes in fair value	(865)
Included in other comprehensive income	(1,049)
Purchases, issuances and settlements in 2008	4,603
Transfers of securities purchased prior to January 1, 2008	6,054

Ending balance, December 31, 2008	$8,743

Interest income recognized on securities included in Level 3 above in 2008	$507

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2008 for Level 3 assets that are still held at December 31, 2008.

Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date For the Year Ended December 31, 2008

Available for Sale Securities

Other changes in fair value	$(865)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	—	—	$2,334

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,652, with a valuation allowance of $318.

Carrying amounts and estimated fair values of financial instruments at yearend were as follows:

At December 31,	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$17,205	$17,205	$17,401	$17,401
Federal funds sold	8,764	8,764	54	54
Term placements	507	507	—	—
Securities available for sale	57,698	57,698	54,892	54,892
Securities held to maturity	112	113	210	212
FHLB Stock	15,916	N/A	2,113	N/A
Loans, net	1,688,700	1,678,539	983,918	986,186
Accrued interest receivable	8,232	8,232	5,488	5,488

Financial liabilities
Deposits	1,366,937	1,371,934	990,801	993,112
FHLB advances and other borrowings	326,480	351,412	20,900	20,987
Subordinated debt	38,836	38,836	18,217	18,217
Accrued interest payable	4,205	4,205	3,350	3,350

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold and term placements: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities.

FHLB stock: It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

The fair value of off-balance sheet items including loan commitments, unused lines of credit and letters of credit is not material.

Note R. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$20,088	$21,710	$24,467	$25,654
Interest expense	9,129	9,550	10,555	11,545

Net interest income	10,959	12,160	13,912	14,109
Provision for loan losses	800	700	500	1,200

Net interest income after provision for loan losses	10,159	11,460	13,412	12,909
Noninterest income	2,346	2,233	2,348	1,552
Noninterest expense	6,972	7,791	8,490	8,697

Income before income taxes	5,533	5,902	7,270	5,764
Provision for income taxes	1,958	1,951	2,663	2,174

Net income	$3,575	$3,951	$4,607	$3,590

Basic earnings per share	$0.37	$0.40	$0.47	$0.31
Diluted earnings per share	0.37	0.40	0.47	0.31

	Year Ended December 31, 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$19,106	$19,574	$20,039	$19,943
Interest expense	9,157	9,320	9,554	9,544

Net interest income	9,949	10,254	10,485	10,399
Provision for loan losses	400	300	300	300

Net interest income after provision for loan losses	9,549	9,954	10,185	10,099
Noninterest income	2,350	2,335	2,533	2,395
Noninterest expense	6,769	6,749	6,792	7,040

Income before income taxes	5,130	5,540	5,926	5,454
Provision for income taxes	1,751	1,864	2,107	2,053

Net income	$3,379	$3,676	$3,819	$3,401

Basic earnings per share	$0.35	$0.38	$0.39	$0.35
Diluted earnings per share	0.35	0.38	0.39	0.35

During the first quarter of 2007, the Company declared a 10% stock dividend that was incorrectly reported at par value of $11 in the Company’s quarterly reports on Form 10-Q during 2007. The stock dividend has been correctly reported at fair value of $21,325 by increasing additional paid in capital and decreasing retained earnings at December 31, 2007. There was no impact to total stockholders’ equity or per share amounts for any reported periods.

Note S. Subsequent Events (Unaudited)

The Company applied to the Department of the Treasury for participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. On December 30, 2008, the Company received notification that the application had been approved pending completion of all conditions of the Program. On January 23, 2009 the Board of Directors of the Company declined participation in the TARP Capital Purchase Program.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9a: Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Report by Management On Internal Control Over Financial Reporting

Management of Smithtown Bancorp, Inc. is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K has issued an attestation report of the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on page 34.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10: Directors and Executive Officers

The information contained under the captions “Director Independence”, “Election of Directors” (Table I), “Executive Officers” (Table II) and “Corporate Governance and Nominating Committee” in the Registrant’s Proxy Statement dated March 12, 2009 are incorporated herein by reference.

Item 11: Executive Compensation

The information contained under the caption “Compensation of Executive Officers and Directors” in the Registrant’s Proxy Statement dated March 12, 2009 is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement dated March 12, 2009 is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

The information contained under the caption “Related Party Transactions” in the Registrant’s Proxy Statement dated March 12, 2009 is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information contained under the caption “Audit Committee” and “Independent Auditors’ Fees” in the Registrant’s Proxy Statement dated March 12, 2009 is incorporated herein by reference.

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

3.2	By-Laws, as amended and restated as of October 29, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10Q on November 7, 2008)

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

9	No voting trust agreements

10.1*	Smithtown Bancorp Supplemental Executive Retirement Agreement (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 and incorporated herein by reference)

10.2*	Bank of Smithtown Bankwide Annual Cash Incentive Plan (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)

10.3*	Smithtown Bancorp, Inc. 2007 Stock Compensation Plan (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)

10.4*

Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Bradley E. Rock (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.5*

Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Anita Florek (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.6*

Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Robert J. Anrig (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.7*

Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and Thomas J. Stevens (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.8*

Amended and Restated Change in Control Agreement by and between the Registrant, Bank of Smithtown and John A. Romano (filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference)

10.9*

Amendment to Bank of Smithtown Executive Incentive Retirement Agreement, as amended (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 and incorporated herein by reference)

10.10*	Smithtown Bancorp, Inc. Restricted Stock Plan, as amended (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.11*	Bank of Smithtown Directors’ Deferred Fee Plan (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 and incorporated herein by reference)

10.12*	Bank of Smithtown Executive Deferred Compensation Plan (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 and incorporated herein by reference)

10.13*	Bank of Smithtown Director Incentive Retirement Agreement (filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 and incorporated herein by reference)

10.14*

Bank of Smithtown Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

18	No change in accounting principles

23	Accountant’s Consent (with respect to Registrant’s Annual Report on Form 10-K filed March 12, 2009 for the fiscal year ended December 31, 2008)

24	Power of Attorney - None

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

99	Independent Auditor’s Report filed as part of Form 10-K for the fiscal year ended December 31, 2008

* Management contract or compensatory plan or arrangement

Reports on Form 8-K

Branch Opening- Filed November 12, 2008
Incorporated by Reference
Declared Cash Dividend- Filed November 26, 2008
Incorporated by Reference
Elect New Director- Filed December 1, 2008
Incorporated by Reference
Approved By US Treasury For $37.8 Million Of TARP Capital- Filed December 24, 2008
Incorporated by Reference
Compensatory Arrangement Of Certain Officers- Filed January 7. 2009
Incorporated by Reference
Bank Of Smithtown Declines TARP Capital- Filed January 26, 2009
Incorporated by Reference
Year End Press Release- Filed January 29, 2009
Incorporated by Reference
Branch Opening – Filed February 10, 2009
Incorporated by Reference
Declared Cash Dividend – Filed February 25, 2009
Incorporated by Reference
Branch Opening – Filed March 10, 2009
Incorporated by Reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SMITHTOWN BANCORP, INC.

Registrant

Date: 3/04/09	/s/ BRADLEY E. ROCK

Bradley E. Rock, Chairman, President
and Chief Executive Officer

Date: 3/04/09	/s/ ANITA M. FLOREK

Anita M. Florek, Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRADLEY E. ROCK	Date 3/04/09
Bradley E. Rock, Chairman, President and
Chief Executive Officer

/s/ GEORGE H. DUNCAN	Date 3/04/09
George H. Duncan, Director

/s/ PATRICK A. GIVEN	Date 3/04/09
Patrick A. Given, Director

/S/ MANNY SCHWARTZ	Date 3/04/09
Manny Schwartz, Director

/s/ BARRY M. SEIGERMAN	Date 3/04/09
Barry M. Seigerman, Director

/s/ ROBERT W. SCHERDEL	Date 3/04/09
Robert W. Scherdel, Director

/s/ PATRICIA C. DELANEY	Date 3/04/09
Patricia C. Delaney, Director

/s/ JOSEPH WINTERS	Date 3/04/09
Joseph Winters, Director

/s/ HYUKMUN KWON	Date 3/04/09
Hyukmun Kwon, Director