Form 10-Q
period 2009-03-31
SMITHTOWN BANCORP INC
filed 2009-05-08
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number 0 - 13314

SMITHTOWN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

New York	11-2695037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Motor Parkway, Suite 160, Hauppauge, NY	11788-5138
(Address of Principal Executive Offices)	(Zip Code)

(631) 360-9300
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  a non accelerated filer, or a smaller reporting company.  See the definitions of  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐    Accelerated filer  ☒   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes☐   No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock ($.01 Par Value) Outstanding as of  May 8, 2009
11,858,522

SMITHTOWN BANCORP, INC.

INDEX

SMITHTOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$18,464	$17,205
Federal funds sold	11,344	8,764
Total cash and cash equivalents	29,808	25,969
Term placements	125,507	507
Investment securities:
Available for sale:
Obligations of U.S. government agencies	24,443	19,009
Mortgage - backed securities	61,517	22,831
Obligations of state and political subdivisions	4,488	4,635
Other securities	10,292	11,223
Total securities available for sale	100,740	57,698
Held to maturity:
Obligations of state and political subdivisions	112	112
Total securities held to maturity (estimated fair value
$113 in 2009 and 2008)	112	112
Total investment securities	100,852	57,810
Federal Home Loan Bank Stock	15,916	15,916
Loans	1,823,185	1,688,700
Less: allowance for loan losses	12,411	11,303
Loans, net	1,810,774	1,677,397
Bank premises and equipment	34,439	32,994
Other assets
Cash value of company owned life insurance	19,770	19,654
Goodwill	3,923	3,923
Intangible assets	866	956
Other real estate owned	6,972	6,972
Other	24,013	23,292
Total other assets	55,544	54,797
Total assets	$2,172,840	$1,865,390

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand (noninterest-bearing)	$118,330	$123,620
Money market	589,367	442,078
NOW	27,879	32,774
Savings	95,919	73,650
Time	838,512	694,815
Total deposits	1,670,007	1,366,937
Dividends payable	474	472
Other borrowings	326,480	326,480
Subordinated debt	38,836	38,836
Other liabilities	14,443	13,047
Total liabilities	2,050,240	1,745,772
Stockholders' equity
Preferred stock -$.01 par value ( 100,000 shares authorized at March 31, 2009 and December 31, 2008) ; no shares issued or outstanding at March 31, 2009 and December 31, 2008)	-	-
Common stock - $.01 par value (20,000,000 shares authorized at March 31, 2009 and December 31, 2008; 13,910,386 shares issued, 11,858,522 shares outstanding at March 31, 2009; 13,851,341shares issued, 11,799,477 shares outstanding at December 31, 2008)	139	139
Additional paid in capital	52,343	51,947
Retained earnings	81,444	78,302
Accumulated other comprehensive loss	(1,264)	(708)
	132,662	129,680
Treasury stock (2,051,864 shares at cost)	(10,062)	(10,062)
Total stockholders' equity	122,600	119,618
Total liabilities and stockholders' equity	$2,172,840	$1,865,390

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except share and per share data)
	For the Three Months Ended March 31,
	2009	2008
Interest income
Loans	$25,499	$19,262
Federal funds sold	17	8
Term placements	69	-
Investment securities:
Taxable:
Obligations of U.S. government agencies	259	273
Mortgage - backed securities	450	238
Other securities	154	124
Subtotal	863	635
Exempt from federal income taxes:
Obligations of state & political subdivisions	48	58
Other	82	125
Total interest income	26,578	20,088

Interest expense
Money market accounts (including savings)	3,129	3,350
Time deposits of $100,000 or more	3,099	1,796
Other time deposits	4,147	2,672
Other borrowings	2,224	889
Subordinated debt	516	422
Total interest expense	13,115	9,129

Net interest income	13,463	10,959
Provision for loan losses	1,200	800
Net interest income after provision for loan losses	12,263	10,159

Noninterest income
Trust and investment services	133	182
Service charges on deposit accounts	567	504
Revenues from insurance agency	922	1,048
Net gain on sale of investment securities	522	-
Increase in cash value of company owned life insurance	116	198
Other	520	414
Total noninterest income	2,780	2,346

Noninterest expense
Salaries	3,702	3,146
Pension and other employee benefits	1,104	849
Net occupancy expense of bank premises	1,799	1,135
Furniture and equipment expense	779	657
Amortization of intangible assets	91	107
Other	1,917	1,078
Total noninterest expense	9,392	6,972

Income before income taxes	5,651	5,533
Provision for income taxes	2,035	1,958
Net income	$3,616	$3,575

Basic earnings per share	$0.31	$0.36
Diluted earnings per share	$0.31	$0.36
Cash dividends declared	$0.04	$0.04
Comprehensive income	$3,060	$3,174

See notes to consolidated financial statements.

SMITHTOWN BANCORP,  INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands,  except shares outstanding)

	Common Shares Outstanding	Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2007	9,800,510	$119	$25,755	$64,463	$(10,062)	$(173)	$80,102
Comprehensive income:
Net income				3,575			3,575
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(414)	(414)
Changes in funded status of retirement plans, net of tax						13	13
Total comprehensive income							3,174
Retained earnings reduction due to adoption of EITF 06-4				(233)			(233)
Cash dividends declared				(393)			(393)
Issuance of shares for employee stock ownership plan	11,967		250				250
Stock awards vested			65				65
Stock awards granted	22,000						-
Balance at March 31, 2008	9,834,477	$119	$26,070	$67,412	$(10,062)	$(574)	$82,965

Balance at December 31, 2008	11,799,477	$139	$51,947	$78,302	$(10,062)	$(708)	$119,618
Comprehensive income:
Net income				3,616			3,616
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(433)	(433)
Changes in funded status of retirement plans, net of tax						(123)	(123)
Total comprehensive income							3,060
Cash dividends declared				(474)			(474)
Issuance of shares for employee stock ownership plan	20,920		300				300
Stock awards vested			96				96
Stock awards granted	38,125
Balance at March 31, 2009	11,858,522	$139	$52,343	$81,444	$(10,062)	$(1,264)	$122,600

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)	For the Three Months
(In thousands)	Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$3,616	$3,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	971	706
Provision for loan losses	1,200	800
Net gain on sale of investment securities	(522)	-
Net increase in other liabilities	1,396	1,083
Net (increase) decrease in other assets	1,547	(661)
Net increase in deferred taxes	(1,378)	(1,196)
Amortization of unearned restricted stock awards	107	65
Increase in cash surrender value of company owned life insurance	(116)	(198)
Amortization of investment security premiums and (accretion) of discount	(30)	26
Amortization of intangible assets	91	107
Cash provided by operating activities	6,882	4,307

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	37,285	28,775
Proceeds from calls, repayments and maturities of held-to-maturity securities	-	5
Purchases of available-for-sale securities	(81,026)	(26,134)
Net increase in term placements	(125,000)	-
Purchases of restricted securities	-	(9,557)
Redemptions of restricted securities	-	2,622
Loans made to customers, net	(134,485)	(140,115)
Purchases of premises and equipment	(2,415)	(1,601)
Cash used in investing activities	(305,641)	(146,005)

Cash flows from financing activities
Net increase (decrease) in demand deposits, money market, NOW and savings	159,373	(21,185)
Increase in time deposits	143,697	4,114
Cash dividends paid	(472)	(392)
Federal Home Loan Bank term advances	-	155,000
Net decrease in overnight borrowings	-	(900)
Proceeds from subordinated debt issuance	-	20,000
Cash provided by financing activities	302,598	156,637

Net increase in cash and cash equivalents	3,839	14,939
Cash and cash equivalents, beginning of period	25,969	17,455
Cash and cash equivalents, end of period	$29,808	$32,394

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,651	$8,619
Income taxes	118	1,340
Schedule of noncash activities
Issuance of common stock to employee stock ownership plan	$300	$250
Issuance of common stock to 2007 stock compensation plan	547	460
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share data)

Note 1  –  Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc. and one wholly-owned subsidiary, Bank of  Smithtown (the “Bank”) (collectively referred to as the “Company”).  Smithtown Bancorp, Inc. also owns 100% of the common securities of the following entities:  Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities.  Since 1984, when the former shareholders of Bank of Smithtown became shareholders of Smithtown Bancorp, Inc., several additional subsidiaries have been added to the Bank. In April 2001, the Bank established a subsidiary, now known as Bank of Smithtown Financial Services, Inc. for the purpose of accepting commission payments on tax deferred annuities and mutual funds.  In August 2004,  the Bank acquired an insurance agency, now known as Bank of Smithtown Insurance Agents and Brokers, Inc. for the purpose of selling insurance products and services and offering financial investment services to the public. As of September 12, 2007,  Bank of Smithtown Insurance Agents and Brokers, Inc. acquired the assets of Payne & Palmieri, Inc., a 40 year old independent insurance agency located in East Setauket, NY.  The acquisition of this agency has expanded  the current insurance carrier base and customer base of Bank of Smithtown Insurance Agents and Brokers, Inc.  As of February 2006, the Bank completed the formation of BOS Preferred Funding Corporation, a real estate investment trust, formed as a vehicle for capital enhancement.  The corporation holds a substantial volume of  the consumer and commercial real estate loans of the Bank.  These three corporations are subsidiaries of the Bank and report their income on a consolidated basis using the accrual method of accounting. The Company’s financial condition and operating results principally reflect those of the Bank.  All intercompany balances and amounts have been eliminated, with the exceptions of Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, in accordance with FASB Interpretation 46, as revised in December 2003.  For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein.  These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).  The December 31, 2008 consolidated balance sheet was derived from the Company’s December 31, 2008 audited financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2009.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position and its results of operations for the periods presented.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of those that may be expected for the year ending December 31, 2009.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Note 2 – Earnings Per Common Share

The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities.  As such, earnings per share is computed using the two-class method as required by FASB Staff Position EITF 03-6-1.  Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities.  Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

	March 31,	March 31,
	2009	2008
Basic
Distributed earnings allocated to common stock	$471	$391
Undistributed earnings allocated to common stock	3,127	3,170
Net earnings allocated to common stock	$3,598	$3,561

Weighted average common shares outstanding, including shares considered participating securities	11,843,018	9,824,682
Less: average participating securities	54,911	37,416
Weighted average shares	11,788,107	9,787,266
Basic earnings per common share	$0.31	$0.36

Diluted
Net earnings allocated to common stock	$3,598	$3,561

Weighted average common shares outstanding for basic earnings per common share	11,788,107	9,787,266
Add: Dilutive effects of unvested shares not considered participating securities	-	-
Weighted average shares and dilutive potential common shares	11,788,107	9,787,266
Diluted earnings per common share	$0.31	$0.36

Dividends of $3 and $2 were paid on unvested shares with non-forfeitable dividend rights in 2009 and 2008, none of which was included in net income as compensation expense as all awards are expected to vest.  Due to the Company’s adoption of FSP EITF 03-6-1 basic and diluted earnings per common share have been adjusted for the period ending March 31, 2008.

Note 3 – Stock-Based Compensation

At the April 19, 2007 Annual Meeting the shareholders of Smithtown Bancorp approved the adoption of the 2007 Stock Compensation Plan (“Stock Compensation Plan”). This plan serves as the successor to the Smithtown Bancorp Restricted Stock Plan (“Predecessor Plan”).  No further grants may be made under the Predecessor Plan on or after April 19, 2007.  All awards previously granted under the Predecessor Plan will remain in full force and effect and shall continue to be governed by the terms of that plan.  The remaining  number of shares of common stock that may be delivered pursuant to awards granted under the Stock Compensation Plan  as of  March 31, 2009 is 814,038.  This amount includes the balance of the shares reserved under the Predecessor Plan.  The Company established the Stock Compensation Plan to grant awards to any employee, director or independent contractor of the Company or any of its subsidiaries or affiliates.  The purpose of the Plan is to provide the Bank with the opportunity to offer incentive awards in order to attract and retain high level officers and directors and to motivate them to continue their relationship with the Bank and thereby align their interests and compensation with the long term interests of shareholders.

The Board of Directors elected  to issue 38,125,  22,000 and 17,160 shares of stock for the 2009, 2008 and 2007 plan years, respectively.  Shares issued in 2007 have been adjusted for the 10% stock dividend.   Shares were issued in 2009, 2008 and 2007 at an average price of $14.34, $20.89 and $24.13 per share, respectively.

 The Bank recognizes compensation expense for shares of common stock awarded under the Stock Compensation Plan  and the Predecessor Plan over the vesting period, or remaining service period, if shorter, based on the fair market value of the shares on the date they are awarded.  The vesting period is generally five years with 20% vesting annually on December 31st for each of the first five years after the award is made.  For the quarters ended  March 31, 2009 and 2008, the Bank recognized  $107 and $65 of compensation expense related to the shares awarded. The income tax benefits resulting from this expense were $39 and $22, respectively.

As of March 31, 2009 and 2008, there was approximately $1,206 and $964 of unrecognized compensation costs related to nonvested  plan shares.  These costs  are expected to be recognized over a period of 4.75  years and 3.75 years, respectively.

A summary of the status of the Company’s nonvested  plan shares as of March 31, 2009 is as follows:

For the Three Months Ended March 31, 2009
		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	35,849	$21.42
Granted	38,125	14.34
Vested	-	-
Nonvested at end of period	73,974	$17.77

The fair value of nonvested stock awards at March 31, 2009 was $834.

Note 4– Employee Benefits

During 2009, the Bank continues to fund a 401(K) Defined Contribution Plan and an Employee Stock Ownership Plan for substantially all of its employees.  Expenses related to these two plans for the three month comparative periods were:

	For the Three Months Ended
	March 31,
	2009	2008
401(K) Defined Contribution Plan	$66	$66
Employee Stock Ownership Plan	75	62

It is expected that the Bank’s costs for the 401(K) Defined Contribution Plan and  the Employee Stock Ownership Plan for the twelve months ending December 31, 2009 will be approximately $264 and $300, respectively.

The Bank also continues to sponsor post-retirement medical and life insurance plans for a closed group of prior employees.  The following table details the interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the comparable three month periods.

For the Three Months Ended
		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
March 31, 2009	$3	$8	$3	$8
March 31, 2008	3	8	3	8

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2009 and 2008, other than to fund the payments for the benefits. The Bank has also adopted a nontax qualified Executive and Director Incentive Retirement Plan.  While this plan is funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period.  Benefits under the Incentive Retirement Plan are based solely on the amounts contributed by the Bank.  The Bank’s expense for these plans for the three month periods were:

	For the Three Months Ended
	March 31,
	2009	2008
Incentive Retirement Plan	$96	$90

The Bank has a similar supplemental life insurance plan for all members of management, with similar life insurance policies serving as the primary income source for the benefits accrued during the participant’s service period.  The benefit provides post retirement life insurance up to a maximum of two and one-half times annual salary.  In accordance with EITF Issue No. 06-4, the Bank has recorded a liability representing the cost of maintaining this insurance during the expected retirement period. This cost is expensed over  the service period.  An expense of $11 was recorded for the quarter ended March 31, 2009.  At March 31, 2009 and 2008, the combined cash value of these insurance policies was $15,455 and $15,027.  The Bank has also established a non-tax qualified Deferred Compensation Plan for certain directors and executive officers.  This group defers a portion of its compensation.  A liability has been accrued for the obligation under this plan.  During 2004 the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer.  Life insurance policies were also purchased for the purpose of serving as the primary income source for the accruals during the service period.  These policies had a combined cash value at March 31, 2009 and 2008 of $4,315 and $4,132.  The Bank’s expense for this plan for the comparable three month periods was:

	For the Three Months Ended
	March 31,
	2009	2008
Supplemental Executive Retirement Agreement	$162	$116

Note 5 – Fair Value

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

Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break even yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	-	$92,928	$7,812

	Fair Value Measurements at
	December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	-	$48,955	$8,743

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2009:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available for Sale Securities
Beginning balance, January 1, 2009	$8,743
Included in earnings
Other changes in fair value	-
Included in other comprehensive income	(925)
Principal paydown	(6)
Transfers of securities purchased prior to January 1, 2009	-
Ending balance, March 31, 2009	$7,812

Interest income recognized on securities included in Level 3 above in 2009	$145

The table below summarizes changes in unrealized gains and losses recorded in earnings for the period ended March 31, 2009 for Level 3 assets that are still held at March 31, 2009.

Changes in Unrealized Gains/Losses Relating to
Assets Still Held at Reporting Date
For the Period Ended March 31, 2009
Available for Sale Securities
Other changes in fair value	$-

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	-	-	$3,022

Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	-	-	$2,334

These impaired loans are collateral dependent loans, and as such, are measured for impairment using the fair value of their collateral. These loans had a carrying value of $3,398, with a valuation allowance of $376 at March 31, 2009 and $2,652 and $318 at December 31, 2008. The specific provision taken for these loans in 2009 and 2008 was $58 and $318, respectively.

Note 6 – Loans

 Loans as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Real estate loans
Construction	$402,616	$390,067
Commercial	815,281	760,125
Residential	554,783	488,570
Commercial and industrial loans	52,057	51,630
Loans to individuals for household, family and other personal expenditures	2,008	2,004
All other loans (including overdrafts)	452	403
Total loans, gross	1,827,197	1,692,799
Less:
Deferred fees	4,012	4,099
Allowance for loan losses	12,411	11,303
Loans, net	$1,810,774	$1,677,397

At March 31, 2009 and December 31, 2008, the Company had a total of $506,217 and $495,728 in interest only mortgage loans. These loans pose a potentially higher credit risk because of the lack of principal amortization.  However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses was as follows:
	2009	2008
Beginning balance	$11,303	$8,250
Add:
Recoveries	6	7
Provision charged to current expense	1,200	800
Total	12,509	9,057
Less: charge-offs	98	18
Balance, March 31	$12,411	$9,039

Individually impaired loans were as follows:
	March 31,	December 31,
	2009	2008
Loans with no allocated allowance for loan losses	$10,702	$799
Loans with allocated allowance for loan losses	3,759	1,853
Total	$14,461	$2,652

Impaired loans at March 31, 2009 and March 31, 2008 were $14,461 and $1,583 respectively.  The amount of the allowance for loan losses allocated to these loans was $974 and $213.  The average recorded investment in impaired loans during the three months ended March 31, 2009 and 2008 was $8,557 and $1,129, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectibility of principal or interest.   Any payments received on impaired loans would first be applied to principal outstanding and then to accrued interest.

At March 31, 2009 and 2008, loans with unpaid principal balances on which the Bank is no longer accruing interest were $5,316 and $322, respectively.  At March 31, 2009 and 2008, there were $3,094 and $1,261 of loans past due 90 days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at March 31 follows:

	2009	2008
Gross interest income which would have been recorded during the year under original contract terms	$193	$37
Gross interest income recorded during the year	54	17

Nonaccrual loans and loans past due 90 days or more accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 7 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
March 31, 2009
Obligations of U.S. government agencies and sponsored enterprises	$24,443	$89	$-
Mortgage-backed securities	61,517	288	(51)
Obligations of state and political subdivisions	4,488	15	(50)
Other securities	10,292	-	(2,097)
Total	$100,740	$392	$(2,198)

December 31, 2008
Obligations of U.S. government agencies and sponsored enterprises	$19,009	$112	$(117)
Mortgage-backed securities	22,831	96	(45)
Obligations of state and political subdivisions	4,635	22	(16)
Other securities	11,223	-	(1,180)
Total	$57,698	$230	$(1,358)

The carrying amount, gross unrecognized gains and losses and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
March 31, 2009
Obligations of state and political subdivisions	$112	$1	$-	$113
Total	$112	$1	$-	$113

December 31, 2008
Obligations of state and political subdivisions	$112	$1	$-	$113
Total	$112	$1	$-	$113

The following table presents the amortized costs of estimated fair values of securities by contractual maturity at March 31, 2009:

	Available	Held to Maturity
	for Sale	Carrying
	Fair Value	Amount	Fair Value
Type and Maturity Grouping
Obligations of U.S. government agencies and sponsored enterprises
After 1 year, but within 5 years	$2,008	$-	$-
After 5 years, but within 10 years	2,010	-	-
After 10 years	20,425	-	-
Total obligations of U.S. government agencies and sponsored enterprises	$24,443	$-	$-
Mortgage-backed securities
After 10 years	$61,517	$-	$-
Total mortgage-backed securities	$61,517	$-	$-
Obligations of state and political subdivisions
Within 1 year	$902	$46	$46
After 1 year, but within 5 years	2,155	66	67
After 10 years	1,431	-	-
Total obligations of state and political subdivisions	$4,488	$112	$113
Other securities
After 1 year, but within 5 years	$1,900	-	-
After 10 years	8,392	-	-
Total other securities	$10,292	$-	$-

Mortgage-backed securities are classified in the above schedules by their contractual maturity. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

Obligations of U.S. government agencies and sponsored enterprises, mortgage-backed securities and obligations of state and political subdivisions having an amortized cost of $66,124 and an estimated fair value of $64,964 were pledged to secure public deposits and treasury tax and loan deposits.

The following table presents the sales of available for sale securities:
	As of March 31,
	2009	2008
Proceeds	$30,432	$-
Gross gains	522	-
Gross losses	-	-

The income taxes related to the net realized gains were $183.

The Bank has invested $80 in the Community Building Fund, LLC. This consortium of banks provides loans to low-income homeowners.  The Bank has also made a capital contribution of $157 to the New York Bankers Association, Inc.

At March 31, 2009 and 2008, there were no holdings of securities of any one issuer, other than U.S. Government agencies and sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at March 31, 2009  and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

As of March 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Securities available for sale:
Mortgage- backed securities	$28,271	$(51)	$-	$-	$28,271	$(51)
Obligations of state and political subdivisions	1,431	(50)	-	-	1,431	(50)
Other securities	5,131	(689)	2,681	(1,408)	7,812	(2,097)
Total temporarily impaired	$34,833	$(790)	$2,681	$(1,408)	$37,514	$(2,198)

As of December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Securities available for sale:
Obligations of U.S. government agencies and sponsored enterprises	$-	$-	$4,883	$(117)	$4,883	$(117)
Mortgage- backed securities	3,436	(26)	8,491	(19)	11,927	(45)
Obligations of state and political subdivisions	929	(16)	-	-	929	(16)
Other securities	4,600	(400)	3,317	(780)	7,917	(1,180)
Total temporarily impaired	$8,965	$(442)	$16,691	$ (916)	$25,656	$(1,358)

There were unrealized gains on securities held to maturity of $1 at March 31, 2009 and December 31, 2008.

Unrealized losses on mortgage backed securities and obligations of state and political subdivisions were not recognized in income because management has the intent and ability to hold these securities for the foreseeable future or to maturity. It is believed the decline in fair value is largely due to the change in market interest rates and the underlying issuer is of high credit quality. The occurrence of fair value below cost is deemed to be temporary for these securities.

Included among the $10,292 of other securities are $7,812 consisting of two collateralized debt obligations in the form of pooled trust preferred securities, one single issuer trust preferred security and one corporate bond, all of which are issued by banks, which have $2,097 of unrealized losses. These unrealized losses were not recognized in earnings because based on cash flow projections management concluded it was probable that full repayment of principal and interest according to original contractual terms would be received and because of the Company’s ability and intent to hold these securities to maturity. Therefore, the decline in fair value below cost for these securities is deemed to be temporary.

Note 8 – Other Borrowings

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

Scheduled repayments and maturities of advances from FHLBNY were as follows at:

	March 31, 2009		December 31, 2008
	Weighted		Weighted
	Average Rate	Amount	Average Rate	Amount
Maturing in 2009	4.17%	$10,000	4.17%	$10,000
Maturing in 2010	3.61	5,000	3.61	5,000
Maturing in 2011	2.58	3,000	2.58	3,000
Maturing in 2013	2.55	55,000	2.55	55,000
Maturing in 2018	2.71	252,000	2.71	252,000
	2.74%	$325,000	2.74%	$325,000

These borrowings are collateralized by residential and commercial mortgages at March 31, 2009 and at December 31, 2008 under a specific lien arrangement at FHLBNY. Total collateral was $761,916 and $685,944 at March 31, 2009 and December 31, 2008, respectively. Based on this collateral and the level of FHLB stock ownership, the Company is eligible to borrow up to $712,227.  Unused borrowing capacity at FHLBNY at March 31, 2009 and December 31, 2008 was $387,227 and $332,763. At March 31, 2009 and December 31, 2008 the Company had a line of credit of $5,000 with an unaffiliated correspondent bank to provide short-term credit for liquidity requirements.  There were no outstanding balances at March 31, 2009 or December 31, 2008.

Included in other borrowings are $1,480 of secured borrowings with a weighted average rate of 1.79% and maturities ranging from 2010 to 2012. These borrowings are a financial arrangement with the Senior Housing Crime Prevention program that is secured by U.S. government agency bonds.  At maturity, the Company has the option to repay the secured borrowings simultaneous with the release of the collateral or to renew the borrowings.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

-	Our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial and industrial loans
-	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact
-	Changes in the level of non-performing assets and charge-offs
-	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements
-	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board
-	Inflation, interest rate, securities market and monetary fluctuations, including changes in the yield curve
-	Political instability
-	Acts of war or terrorism
-	The level of future deposit premium assessments
-	Possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises
-	The impact of the current financial crisis on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities
-	Our ability to raise capital to fund our growth plans
-	The impact of the current governmental effort to restructure the U.S. financial and regulatory system
-	The impact of new consumer and borrower protection legislation
-	Our ability to recruit new personnel and integrate such persons into our operations to support our growth plan
-	The timely development and acceptance of new products and services and perceived overall value of these products and services by users
-	Our reliance on a limited number of senior executives, including our Chief Executive Officer
-	Changes in consumer spending, borrowings and savings habits
-	Changes in the financial performance and/or condition of the Company’s borrowers
-	Technological changes
-	Acquisitions and integration of acquired businesses
-	The ability to increase market share and control expenses
-	Changes in the competitive environment among financial holding companies and other financial service providers, including the emergence of new loan and deposit competitors
-	The quality and composition of the Company’s investment portfolio
-	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply
-
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the SEC, Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters

-	Changes in the Company’s organization, compensation and benefit plans

-
The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews

-	Greater than expected costs or difficulties related to the opening of new branch offices or the integration of new products and lines of business, or both
-	The impact of developments in the secondary market impacting our loan pricing
-	The impact of changes in the financial services industry on our local marketplace
-	The Company’s success at managing the risk involved in the foregoing items

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Summary

A summary of the Company’s financial highlights for the first quarter of 2009 follows:

-Continued growth in the Company’s loans and deposits totaling $134,485 and $303,070, respectively
-Net income for the quarter of $3,616, representing growth of 1.15% over the first quarter of 2008 and .74% over the fourth quarter of 2008
-Net interest margin of 2.76% for the quarter
-Tier I leverage of 7.76% and total risk based capital of 10.20% at March 31, 2009

For the first quarter of 2009 we experienced slight growth in net income and a reduction in basic and diluted EPS of 13.89%.  This reduction was primarily due to an increased number of outstanding common shares issued at the end of the third quarter of 2008 as a result of a private placement in Company stock.  Earnings continued to be driven by loan growth of 31.86% on an annualized basis, with new loan originations of $152,360 during the quarter.  The growth within the portfolio continued to trend similarly to that during 2008, with a majority of the funding  in multi-family mortgage loans, residential mortgages, commercial mortgages and first lien home equity lines of credit.  Although commercial mortgages  may be considered higher risk loans, the Company maintains an average loan to value ratio on its portfolio, based on original appraisals, of 53.40%, thereby mitigating loss potential.  Although the Company experienced a 7.96% increase in loan balances during the quarter, the average yield on the loan portfolio decreased by 32 basis points predominantly as a result of the 75 basis point rate reduction by the Federal Reserve Bank in December 2008.   During the first quarter of 2009, the average balance of floating prime rate loans was $477,205 which contributed significantly to the decline in loan yield during the quarter.  On the retail side of the Bank, deposit growth soared during the quarter, resulting from a continued rapid inflow of funds to the Company’s four newest branch offices. The Nesconset office opened in September 2008, the Huntington office opened in November 2008, and the Port Jefferson and Chelsea, New York City offices opened in February 2009, adding $91,905 in deposits during the first quarter.  In addition, the Company’s new internet branch also increased deposits by $12,738.  These balances in total represented 34.53% of the total quarterly growth.  In light of the continued volatility in the stock market and consumers’ uncertainty regarding the health of many of the large financial institutions, the Company experienced a “flight to safety” within all of its service areas.  Confidence in Bank of Smithtown as a safe and sound repository for deposits heightened this quarter.   The new deposits that were collected during the quarter resulted in an increased mix of lower costing money market and savings accounts.  While time deposit balances grew significantly during the quarter, the percentage of time deposits to total deposits declined slightly.  The combination of an increased mix in lower costing deposits and lower rates reduced the cost of interest bearing liabilities compared to 2008.  The Bank was unable to deploy the funds into loans and securities at the same pace deposits grew.  Deposit growth was largely invested in overnight federal funds sold and term placements with short maturities yielding 14 and 42 basis points, respectively, for the quarter.  As a result, for much of the quarter, interest expense grew much more quickly than interest income, putting downward pressure on the net interest margin.

The Company remained well capitalized at the end of the first quarter of 2009 with Tier I Leverage Capital of 7.76%, Tier I Risk Based Capital of 9.46% and Total Risk Based Capital of 10.20%.  As the second quarter begins, the Company remains committed to maintaining its well capitalized designation, and has already begun exploring options for raising additional capital including the sale of additional equity securities and the issuance of trust preferred securities and/or subordinated debt (including warrants to purchase common stock thereon).

Comparison of Financial Position at March 31, 2009 and December 31, 2008

The Company’s balance sheet grew by $307,450 in total assets.  The largest segment of interest earning assets remains the loan portfolio, which represented 83.91% and 90.53% of total assets as of March 31, 2009 and December 31, 2008, respectively.  Loan growth during the first quarter of 2009 totaled $134,485, or 7.96% over December 31, 2008 as many of the Bank’s competitors, particularly those dependent on loan securitization or wholesale funding, have dramatically reduced their activity.  The following table details the composition of the loan portfolio at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
Real estate loans
Construction	$402,616	22.03%	$390,067	23.04%
Residential	554,783	30.36	488,570	28.86
Commercial	815,281	44.63	760,125	44.91
Commercial and Industrial	52,057	2.85	51,630	3.05
Consumer	2,008	0.11	2,004	0.12
Other loans	452	0.02	403	0.02
Total loans	1,827,197	100.00%	1,692,799	100.00%
Less:
Deferred fees	4,012		4,099
Allowance for loan losses	12,411		11,303
Loans, net	$1,810,774		$1,677,397

The Company’s primary lending continues to be focused within the permanent residential and commercial real estate segments. During the first quarter the residential and commercial real estate portfolio grew by 13.55% and 7.26%, respectively.  Within the residential portfolio, the largest amount of growth was within multi-family loans, which grew by $56,260 or 18.45%, from $304,939 to $361,199.  The properties that secure these loans are located primarily within New York City, where demand remains strong, and price depreciation has not deteriorated as much as has been witnessed in other parts of the country.  As further protection against declining prices, the Bank’s loan to value ratios on all multi-family mortgage loans average 62.87%.  The other segment of the residential loan portfolio is single family homes.  Growth within this segment totaled $9,952 or 5.42%.  The properties securing these loans are located throughout Long Island and the five boroughs of New York City.   Again, as insurance against falling prices, the Company maintains low loan to value ratios on one to four family residential loans, averaging 47.13% as of March 31, 2009.  As growth continues in these loans, the level of the allowance for possible loan losses as a percent of total loans may trend downward.  Commercial real estate loan growth during the quarter totaled $55,156, and was extended primarily for retail purposes.  The properties securing these mortgages are located primarily within the boroughs of New York City, and the average loan to value ratio for this entire portfolio of loans is currently 53.40%. All loan to value ratios are based on original appraisals with the exception of loans with updated appraisals due to a possible change in the loan’s credit quality.

The next largest category of earning assets on the balance sheet as of March 31, 2009 is federal funds sold and  term  placements.  As discussed above, the high volume of deposits acquired during the first quarter were not  immediately deployed into new loans and investment securities. While the Company did purchase $81,026 in investment securities during the quarter, sales, prepayments, and called securities resulted in a net increase of $43,042.  Therefore a portion of the $303,070 in new deposits remained in overnight federal funds and in term placements within the CDARs network.

The third largest category of interest earning assets is the Company’s investment portfolio.  The composition of the portfolio at March 31, 2009 and December 31, 2008 was as follows:
	March 31, 2009	December 31, 2008

Securities available for sale
Obligations of U.S. government agencies and sponsored enterprises	$24,443	$19,009
Mortgage-backed securities	61,517	22,831
Obligations of state and political subdivisions	4,488	4,635
Other securities	10,292	11,223
Total securities available for sale	100,740	57,698
Securities held to maturity
Obligations of state and political subdivisions	112	112
Total securities held to maturity	112	112

Total investment securities	$100,852	$57,810

Investment securities increased by 74% from December 31, 2008 to March 31, 2009. This was primarily the result of purchases of $67,986 of fixed rate pass through mortgage backed securities, comprised of  $58,451 of Ginnie Mae (“GNMA”), $4,388 of Fannie Mae (“FNMA”) and $5,147 of Freddie Mac (“FHLMC”) issued securities.  Collectively, these purchases of mortgage backed securities, based on an estimated average life of 2.5 years, will yield 4.05%. Other securities purchases during the first quarter include a callable FNMA agency bond of $10,000 with a yield of 3.70% if called and 5.80% if held to its maturity date of February 9, 2026.  One FHLMC agency bond of $5,000 was called late in the first quarter and one municipal bond of $105 matured. A total of ten mortgage backed securities with a combined book value of $30,052 were sold during the quarter, $23,163 of FNMA and $6,889 of FHLMC issued securities.  These sales resulted in a gain of $522.

Bank premises and equipment increased by $1,445 or 4.38% from December 31, 2008 to March 31, 2009.  This was a result of the completion and opening of 2 new branches, in Port Jefferson, Long Island  and Chelsea, New York City.  Currently there are eleven new branch projects under development,  including four new branch offices under construction expected to open during the later part of the third quarter with the potential for an additional four new offices to be added for 2009 opening.   Management constantly strives to obtain low cost, stable sources of funding which it has achieved through an expanding branch network, and for that reason continues to explore all viable opportunities. However, opportunities for good branch locations are not always available.

On the liability side of the balance sheet, deposits grew by $303,070 or 22.17% for the quarter.  The composition of the deposit portfolio at March 31, 2009 and December 31, 2008 was as follows:
	March 31, 2009	December 31, 2008
Demand (non interest bearing)	$118,330	$123,620
Money market	589,367	442,078
NOW	27,879	32,774
Savings	95,919	73,650
Time	838,512	694,815
Total deposits	$1,670,007	$1,366,937

The segmentation of deposits within the portfolio changed slightly during the quarter, with lower cost money market balances increasing from 32.34% of the total portfolio to 35.29%.  Demand deposits decreased to a 7.09% level from 9.04%, and savings accounts increased by 30.24% to now represent 5.74% of total balances.  Certificates of deposit remained approximately 50% of total deposits.  The cost of interest bearing deposits remained flat from  the fourth quarter of 2008 to the first quarter of 2009 at 2.95%.    Other borrowings remained at the December 31, 2008 level of $326,480, as did the Company’s outstanding issuance of subordinated debt of $38,836.   Other liabilities increased from $13,047 to $14,443 primarily due to an increase in federal and state taxes payable and an increase in a reserve for supplemental executive retirement benefits.

Stockholders’ equity increased by 2.49% in large part a result of net income of $3,616, other comprehensive income of ($556) due primarily to the increase in temporary impairment of certain investment securities, and dividends paid to shareholders of $474.

The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%.  As of March 31, 2009, the most recent notification from the corresponding regulatory agency categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since such notification that management believes have changed this classification.  As of March 31, 2009, the Company’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets capital ratios were 10.20%, 9.46% and 7.76%, well above these minimum guidelines.  The Company’s year to date return on average equity was 11.93% and year to date return on average assets was ..71%.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. For each of the dates indicated we have no troubled debt restructurings.

	At March 31,	At December 31,
	2009	2008
Non-accrual loans:
Real estate loans, construction	$4,881	$1,341
Real estate loans, other:
Residential	328	328
Commercial and industrial loans	103	178
All other loans (including overdrafts)	4	6
Total non-accrual loans	$5,316	$1,853
Loans greater than 90 days delinquent
and still accruing:
Real estate loans, construction	$484	$2,261
Real estate loans, other:
Commercial	1,131	1,131
Residential	1,388	15
Commercial and industrial loans	91	—
Total accruing loans past due 90 days or more	$3,094	$3,407
Total nonperforming loans	$8,410	$5,260
Other nonperforming assets:
Real estate owned:
Commercial	$6,972	$6,972
Total other nonperforming assets	$6,972	$6,972

Total nonperforming assets	$15,382	$12,232

Total nonperforming loans to total loans	.46%	.31%
Total nonperforming assets to total assets	.71%	.66%

We cease accruing interest on our loans when contractual payments of principal or interest have become 90 days or more past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans generally is applied against principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

At March 31, 2009, there were $11,561 of other loans that were not included on the nonperforming asset table above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans as nonperforming loans in the future.  These loans are included in the description of loans in the 30-89 day past due category set forth below.  Management believes that approximately $11,311 of these loans are well secured by real estate and will result in no significant losses to the Bank.

Asset quality ratios continue to be better than peer group banks, but no financial institution can be totally immune to the economic impact of this deep recession.  Nonperforming loans increased during the first quarter of 2009 from $5,260 to $8,410 and now represent .46% of total loans as compared to .31% at December 31, 2008.  This ratio compares  to 2.40%  representing the December 31, 2008 peer group ratio of 293 banks in the nation with assets from $1 billion to $3 billion. The change in nonperforming loans was primarily attributable to the movement of three loans within the portfolio.  Two single family loans that were less than  90 days past due at December 31, 2008 migrated into the past due 90 days or more category.  One is a $3,540 loan with a current offer to purchase for an amount exceeding its balance.  The other is a $1,341 loan, with a current appraisal of over $4 million,  for a home in an upscale Long Island community.  The Company has begun a foreclosure action on both of these loans.  The final movement within this category of nonperforming loans was the sale of four of the five units of a commercial real estate loan in Brooklyn, NY that were nonperforming at December 31, 2008.  This sale resulted in a reduction of $1,776 from the prior nonperforming loan total.

Our 30-89 day past due category of loans also increased  this quarter over December 31, 2008 by $8,632, to $13,859.  This category is comprised of two construction and development loans totaling $3,369, a commercial mortgage loan of $1,432, a multi-family building loan for $829, a residential mortgage for a single family townhouse in Manhattan totaling $7,951 with a current appraised value of over $10,000, a small business loan of $250 and several consumer loans totalling  $28.

There are many  factors considered in determining the Company’s level of reserves, including specific reserves that need to be maintained for internally classified loans, historical loss experience and current economic conditions.   As of March 31, 2009, the Company maintained a reserve ratio (the allowance for loan losses as a percentage of end of period loans) of .68%, as compared to .67% as of December 31, 2008.  Management believes the allowance for loan losses is adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio.  The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances and other factors.  The portion of the loan loss allowance allocated to each category does not represent the total available for probable incurred losses which may occur within the loan category since the loan loss allowance is a valuation applicable to the entire loan portfolio.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net income for the three months ended March 31, 2009 and 2008 was $3,616 and $3,575, an increase of 1.15%. The primary driver of increased net income was higher net interest income.  Net interest income grew by 22.85% resulting primarily from the increase of $673,845 or 63.32% in average loan balances offset by significantly reduced rates. The average yield on the Bank’s loan portfolio declined by 137 basis points or 18.90% from the first quarter of 2008 to the same period in 2009.  Over the period from January 1, 2008 to December 31, 2008, the Federal Reserve Bank reduced the target federal funds rate by 400 basis points with a corresponding drop in the prime rate. With an average balance of $440,996 in floating prime rate loans during 2008, the interest income for the first quarter of 2009 was greatly reduced.

Interest income also increased on the Company’s investment portfolio by $213 for the first quarter of 2009 over the comparable period in 2008 due to an  increased average balance of $20,477.  The average yield earned on the portfolio during the three month period in 2009 was 5.00% as compared to 5.32% for the same period last year.  The average yield on federal funds sold declined from 2.29% in the first quarter of 2008 to .14% for the same period in 2009.  The greatly increased volume of these funds only increased income by $9.  The average balance of term investments in the CDARs network increased by $65,618, but based on an average interest rate of .42%, income was only increased by $69.  Other interest earning assets including Federal Home Loan Bank (FHLB) stock and balances held at the FHLB increased in volume by $9,050. Interest and dividends earned on these balances was reduced due to current market rates.

Interest expense on interest bearing deposits increased by 32.71% for the first quarter of 2009 over the same period in 2008.  This increase was due almost entirely to increased volumes of interest bearing deposits, as the average rate paid on these deposits decreased by 70 basis points from the period in 2008 to that in 2009.  Interest expense on savings balances and time deposits increased in amounts of $70 and $2,778 on average balances that increased by $22,180 and $416,219, respectively, mainly as a result of recent branch expansion.  The rates paid on these deposits remained the same for savings accounts at 1.39%, but decreased on time deposit balances from 4.57% in the first quarter of 2008 to 3.64% during the first quarter of 2009.  In contrast, the actual interest expense on money market accounts declined by $291, as the decline in interest rate of 102 basis points was only partially offset by the increase in average balance of $129,628.  The average balance of FHLB borrowings was significantly higher during the first quarter of 2009 as a result of the advances taken during early 2008 when funding for new loan originations was not  available through deposits and often was less expensive through FHLB borrowings.  The higher average balance ($201,870) at a slightly reduced average rate (11 basis points) resulted in increased expense to the Company of $1,335 for the first quarter of 2009.   The Company’s average balance of subordinated debt increased from $24,192 from the end of the first quarter of 2008 to $38,836 at the end of the first quarter of 2009.  The average rate paid on this debt decreased by 158 basis points, as two of the three issuances are based on the London Interbank Offering Rate (LIBOR), which declined during the first quarter of 2009.  The increase in average balances for the  subordinated debt offset by the decrease in rate resulted in increased interest expense of $94. The net interest margin for the first quarter of 2009 was compressed by 114 basis points from the first quarter of 2008 as the greatly increased balances of interest earning assets were offset by much lower yields while the cost of interest bearing liabilities did not decrease at the same pace.

The provision for loan losses was $800 for the first quarter of 2008 and $1,200 for the first quarter of 2009. The increase in the provision expense was mainly the result of continued growth in total loans from $1,124,033 at March 31, 2008 to $1,823,185 at March 31, 2009, a 62.20% increase, coupled with the economic recession.  Nonperforming loans to total loans increased from .14% at March 31, 2008 to .46% at March 31, 2009. Loans 30-89 days past due increased to $13,859 at the end of the first quarter of 2009 compared to $1,583 at the end of the first quarter of 2008. Offsetting these trends has been a shift in the mix of the loan portfolio to permanent residential and commercial mortgages from construction lending. Residential and commercial mortgages made up 75.15% of total loans at March 31, 2009 compared to 66.73% at March 31, 2008. Construction loans made up 22.08% of total loans at March 31, 2009 compared to 28.83% at March 31, 2008. Based on our continuing review of the overall loan portfolio, a 50% increase in the provision from the first quarter of 2008 compared to the first quarter of 2009 adequately addressed the measured risks in the portfolio. In view of the adverse conditions in the local and national economy as well as the growth in our loan portfolio, there can be no assurance that our provision for loan losses will not be higher in future periods.

Noninterest income increased by 18.50% due almost entirely to the net gain on sale of investment securities. The Company opted to realize gains in the mortgage backed securities portfolio in anticipation of accelerating prepayments as well as the desire to shift a portion of the portfolio into lower risk  securities.  The gain of $522 was recorded from the sale of $30,052 of FNMA and FHLMC mortgage backed securities with an average weighted coupon of 5.87%.   Income from trust and investment management services decreased by 26.92% due to reduced net asset values.  Service charge income increased by 12.50% due to a new overdraft program entered into during 2008, which has been quite successful in collecting fee income in return for payment of low level overdrafts.  Gross revenues from the Company’s insurance subsidiary declined by 12.02% due to softened insurance markets as well as reduced premiums.  The income on the cash surrender value of company owned life insurance decreased 41.41%, indicative of overall reduced rates of return. Finally, other noninterest income increased by 25.60%.  Within this category of noninterest income, the primary driver of the increase is loan fees generated from short term loans, which increased by 65.60%.

Noninterest expense increased by 34.71%.  A majority of the increases in noninterest expense relate to the growth in assets from the first quarter of 2008 to the first quarter of 2009.  At March 31, 2008, the Company had fifteen branch offices.  As of March 31, 2009 the Company had twenty one branch offices with four additional offices under construction.  The increases in salary, benefits, occupancy and equipment, business development and other overhead expenses relate in large part to the costs associated with these additional locations as well as usual increases associated with the costs of doing business.  The number of full time equivalent employees at March 31, 2008 was 205.  That same statistic for March 31, 2009 was 251. The Company’s health insurance premiums increased by 20% for 2009.  Although some of this health insurance expense has been passed along to the employees, a majority of the increase is paid by the Company.  Office rental expense has climbed by 76.21%, maintenance and repair on buildings has increased by 89.73% and utility expense has grown by 47.27%.  Depreciation expense on leasehold improvements and computer equipment has increased by 51.48% and 45.91%, respectively.  Service contracts on equipment has grown by 43.29% and business development expense which includes advertising and marketing costs has grown by 167.78%.  The cost of FDIC insurance increased dramatically during the first quarter of 2009, and is expected to continue at higher levels in the future with both increases in regular assessment levels and special assesments possible.  The expense for this insurance during the first quarter of 2008 was $153 as compared to $508 for the first quarter of 2009. Part of this increase was the result of the Company’s deposit growth, but the majority of the increase was from increasing assessment rates.  The FDIC has issued an interim rule which may result in a one-time special assessment for all depository institutions to help replenish the insurance fund due to recent bank failures.  This special assessment, if enacted, would be assessed June 30, 2009 and paid September 30, 2009.  Finally, although tax dollars accrued have increased for the three month period in 2009 as compared to the same period in 2008, the combined effective tax rate of the Company remains near the 36% level due to the 60% exclusion from New York State taxable income of dividends received from BOS Preferred Funding Corp., as well as the Company’s holdings of bank owned life insurance and tax-exempt municipal securities.

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

AVERAGE  BALANCE SHEET AND YIELD ANALYSIS

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$70,291	$864	4.91%	$48,410	$635	5.32%
Nontaxable	4,660	74	6.38	6,064	90	5.90
Total investment securities	74,951	938	5.00	54,474	725	5.32

Loans	1,738,104	25,499	5.88	1,064,259	19,262	7.25
Federal funds sold	48,730	17	0.14	1,428	8	2.29
Term placements	65,618	69	0.42	-	-	0.00
Other interest-earning assets	15,997	81	0.02	6,947	124	7.35
Total interest-earning assets	1,943,400	26,604	5.49	1,127,108	20,119	7.15
Noninterest-earning assets	94,446			77,542

Total assets	$2,037,846			$1,204,650

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings deposits (including NOW)	$110,553	$378	1.39%	$88,373	$308	1.39%
Money market	510,560	2,751	2.19	380,932	3,042	3.21
Time deposits	807,271	7,246	3.64	391,052	4,468	4.57
Total interest-bearing deposits	1,428,384	10,375	2.95	860,357	7,818	3.65

Federal Home Loan Bank borrowings	326,480	2,224	2.76	124,610	889	2.87
Subordinated debt	38,836	516	5.31	24,192	422	6.89
Total interest-bearing liabilities	1,793,700	13,115	2.96	1,009,159	9,129	3.64
Noninterest-bearing liabilities:
Demand deposits	109,620			102,235
Other liabilities	13,283			11,828
Total liabilities	1,916,603			1,123,222
Stockholders' equity	121,243			81,428

Total liabilities & stockholders equity	$2,037,846			$1,204,650

Net interest income/interest rate spread		$13,489	2.53%		$10,990	3.51%
Net earning assets/net yield on average interest earning assets	$149,700		2.76%	$117,949		3.90%

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

On March 31, 2009 total loan commitments outstanding were $407,026, of which $159,883 represented available lines on funded loans, $229,501 represented available lines on unfunded loans and $17,642 represented letters of credit.  At March 31, 2008 these commitments totaled $498,792, of which $194,860 represented available lines on funded loans, $289,156 represented available lines on unfunded loans and $14,776 represented letters of credit.  As of March 31, 2009, $619,696 of certificates of deposit were scheduled to mature in the next twelve months.  Based on historical analysis, management believes that a majority of such certificates of deposit will remain with the Bank. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on these funds.

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

In April 2009, the FASB issued Staff Position (FSP) No.115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter.

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and interim periods within those years.  Prior earnings per share amounts have been retrospectively adjusted to conform with the provisions of this FSP. Adoption of the FSP in 2009 did not have a material impact to the Company’s financial statements or earnings per share calculation.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This Issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This Issue is effective for fiscal years beginning after December 15, 2007.  The impact to the Company was a reduction to retained earnings of $233 in the first quarter of 2008.

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

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest-earning assets.  This change in rates could also affect the level of net interest income and ultimately net income of the Company.  The Company utilizes the results of a dynamic simulation  model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes.  Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities.  This sensitivity is then compared to policy limits internally set by the Asset Liability Committee (the “ALCO”) that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. The ALCO will continue to adjust this approach as market conditions warrant.

This simulation  modeling is done on a quarterly basis, most recently as of  February 28, 2009. Only a 100 and 200 parallel and pro rata basis point upward shift in rates was assumed over a twenty four month planning horizon.  As short-term interest rates continued to fall during 2008, it could not be assumed in projections that further reductions in rates would produce meaningful results The following table reflects the Company’s income sensitivity analysis over a one year time frame as of February 28, 2009  and November 30, 2008.  As of February 28, 2009, the Company’s change in net interest income that would result from the respective potential interest rate shocks was within policy limits. The results of this simulation have been reviewed with the President, the Board of Directors and senior management.

	As of February 28, 2009		As of November 30, 2008
Change In Interest Rates	Potential Change In Net		Potential Change In Net
In Basis Points	Interest Income		Interest Income
(Rate Shock)	$ Change	% Change	$ Change	% Change
Up 200 basis points	(2,963)	(3.85)	194	6.27
Up 100 basis points	(1,451)	(1.89)	188	3.61
Static	-	-	-	-
Down 100 basis points	NM	NM	175	(4.01)

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2009.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part  II- Other Information

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors – No change in factors as reported in Registrant’s Annual Report on Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities – The issuer did not repurchase any of its shares during the quarterly period ended March 31, 2009.

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.	Description
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

3.2	By-Laws, as amended and restated as of October 29, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008)

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

10.1*	Smithtown Bancorp Supplemental Executive Retirement Agreement (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K/A filed on April 3, 2009 and incorporated herein by reference)

10.2*	Bank of Smithtown Bankwide Annual Cash Incentive Plan (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)

10.3*	Smithtown Bancorp, Inc. 2007 Stock Compensation Plan (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on April 25, 2007 and incorporated herein by reference)

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

10.9*	Bank of Smithtown Executive Incentive Retirement Agreement, as amended (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K/A filed on April 3, 2009 and incorporated herein by reference)

10.10*	Smithtown Bancorp, Inc. Restricted Stock Plan, as amended (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)
10.11*	Bank of Smithtown Directors’ Deferred Fee Plan (filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K/A filed on April 3, 2009 and incorporated herein by reference)

10.12*	Bank of Smithtown Executive Deferred Compensation Plan (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K/A filed on April 3, 2009 and incorporated herein by reference)

10.13*	Bank of Smithtown Director Incentive Retirement Agreement (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K/A filed on April 3, 2009 and incorporated herein by reference)
10.14*
Bank of Smithtown Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

*    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

May 8, 2009

/s/ Bradley E. Rock
Bradley E. Rock, Chairman, President and
Chief Executive Officer

/s/ Anita M. Florek
Anita M. Florek, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

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