Form 10-K/A
period 2008-12-31
SMITHTOWN BANCORP INC
filed 2009-05-12
CIK 747345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 001-32998

                             Smithtown Bancorp, Inc.
                           -------------------------
             (Exact Name of Registrant as Specified in its Charter)

               New York                                     11-2695037
-------------------------------------               --------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                    Identification Number)

100 Motor Parkway, Suite 160, Hauppauge, New York                11788-5138
-------------------------------------------------              --------------
(Address of Principal Executive Office)                         (Zip Code)

                                  (631) 360-9300
                                 ----------------
               (Registrant's Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
           Title of Class                             On Which Registered
          ------------------                       ----------------------------
Common Stock, par value $0.01 per share            The NASDAQ Stock Market, LLC

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act.    YES         NO X
                                                    ----       ---

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES         NO X
                                                       ----       ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]

                  (Do not check if a Smaller reporting Company

     As of March 1, 2009, there were issued and outstanding 11,858,522 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES          NO X
                                                ----       ----

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the NASDAQ Stock Market, LLC, was $137,388,052.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                EXPLANATORY NOTE

     This Amendment No. 1 to our annual report on Form 10-K ("Form 10-K/A") for the fiscal year ended December 31, 2008 is filed to (i) correct typographical errors on the cover page of the Form 10-K, (ii) update the Exhibits Table in
Item 15, and (iii) add Exhibits 21 and 23 which were not included with the Form 10-K due to a production error. Except as specifically set forth herein, this Form 10-K/A does not amend or update the original Form 10-K.

                             Smithtown Bancorp, Inc.
                          Annual Report On Form 10-K/A
                            For The Fiscal Year Ended
                                December 31, 2008


                                Table Of Contents

                                    PART III

ITEM 15.      Exhibits and Financial Statement Schedules.......................1
--------      ------------------------------------------

Signatures

                                PART III

ITEM 15.          Exhibits and Financial Statement Schedules
-------           ------------------------------------------

         The exhibits filed as a part of this Form 10-K/A are as follows:

         (a)(3)...Exhibits



 Exhibit  Description
   No.

  21      Subsidiaries of Registrant
  23 Accountant's Consent (with respect to Registrant's Annual Report on Form 10-K filed March 12, 2009 for the fiscal year ended December 31,
          2008)
  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The exhibits listed under (a)(3) above are filed herewith.

         (c) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    SMITHTOWN BANCORP, INC.


     Date: May 7, 2009              By /s/ Bradley E. Rock
                                       --------------------------------------
                                        Bradley E. Rock, Chairman, President
                                          and Chief Executive Officer


     Date: May 7, 2009              By /s/ Anita M. Florek
                                       --------------------------------------
                                       Anita M. Florek, Executive Vice President
                                         and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Bradley E. Rock
     -------------------------------                      May 7, 2009
     Bradley E. Rock, Chairman, President and
     Chief Executive Officer

     /s/ George H. Duncan
     -------------------------------                      May 7, 2009
     George H. Duncan, Director

     /s/ Patrick A. Given
     -------------------------------                      May 7, 2009
     Patrick A. Given, Director

     /s/ Manny Schwartz
     -------------------------------                      May 7, 2009
     Manny Schwartz, Director

     /s/ Barry M. Seigerman
     -------------------------------                      May 7, 2009
     Barry M. Seigerman, Director

     /s/ Robert W. Scherdel
     -------------------------------                      May 7, 2009
     Robert W. Scherdel, Director

     /s/ Patricia C. Delaney
     -------------------------------                      May 7, 2009
     Patricia C. Delaney, Director

     /s/ Joseph M. Winters
     -------------------------------                      May 7, 2009
     Joseph M. Winters, Director

     /s/ Hyukmun Kwon
     -------------------------------                      May 7, 2009
     Hyukmun Kwon, Director

                                                                     Exhibit 21

                           Subsidiaries of Registrant


   Name                                          State/Location of Incorporation
   ----                                          -------------------------------

  Bank of Smithtown                                       New York (direct)

  Smithtown Bancorp Capital Trust I                       Delaware (direct)

  Smithtown Bancorp Capital Trust II                      Delaware (direct)

  Smithtown Bancorp Capital Trust III                     Delaware (direct)

  BOS Preferred Funding Corporation                       Maryland (indirect)

  Bank of Smithtown Insurance Agents and Brokers, Inc.    New York (indirect)

  Bank of Smithtown Financial Services, Inc.              New York (indirect)

                                                                      Exhibit 23



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement Nos. 333-125402 and 333-148428 on Form S-8 and No. 333-153897 on Form S-3 of
Smithtown Bancorp, Inc. of our report dated March 4, 2009, with respect to the consolidated financial statements of Smithtown Bancorp, Inc. and the effectiveness of internal control over financial reporting, which report appears in this Annual Report on Form 10-K of Smithtown Bancorp, Inc. for the year ended December 31, 2008.


                                                        /s/ Crowe Horwath LLP
                                                            Crowe Horwath LLP

Livingston, New Jersey
March 11, 2009

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Bradley E. Rock, certify that:


1.   I have  reviewed  this Annual  Report on Form 10-K/A of Smithtown  Bancorp,
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:


     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;




May 12, 2009                     /s/ Bradley E. Rock
------------                     ------------------------------------
Date                             Bradley E. Rock
                                 Chairman, President and Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Larry A. Blount, certify that:

1.   I have  reviewed  this Annual  Report on Form 10-K/A of Smithtown  Bancorp,
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;



May 12, 2009                 /s/ Anita M. Florek
------------                -------------------------------------------
Date                        Anita M. Florek
                            Executive Vice President and Chief Financial Officer

                                                                      Exhibit 32

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Bradley E. Rock, Chairman, President and Chief Executive Officer and Anita M. Florek, Executive Vice President and Chief Financial Officer of Smithtown Bancorp, Inc. (the "Company") each certify in their capacity as officers of the Company that they have reviewed the annual report of the Company on Form 10-K/A for the fiscal year ended December 31, 2008 and that to the best of their knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



May 12, 2009                     /s/ Bradley E. Rock
------------                     --------------------------------------
Date                             Bradley E. Rock
                                 Chairman, President and Chief Executive Officer


May 12, 2009                     /s/ Anita M. Florek
------------                     --------------------------------------
Date                             Anita M. Florek
                                 Executive Vice President and Chief Financial
                                 Officer


The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to Smithtown Bancorp, Inc. and will be retained by Smithtown Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.