Form 10-K/A
period 2008-12-31
SMITHTOWN BANCORP INC
filed 2009-08-07
CIK 747345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 000-13314

Smithtown Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	11-2695037
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

100 Motor Parkway, Suite 160, Hauppauge, New York	11788-5138
(Address of Principal Executive Office)	(Zip Code)

(631) 360-9300

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

     Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange Act of 1934 during the  preceding  twelve  months (or for such shorter  period that the Registrant  was required to file such  reports) and (2) has been subject to such requirements for the past 90 days. YES ☒   NO ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐  Smaller Reporting Company ☐

(Do not check if a Smaller reporting Company)

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO ☒

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

EXPLANATORY NOTE

     This Amendment No. 2 to our annual report on Form 10-K ("Form 10-K/A") for the year ended December 31, 2008 is filed to include compensation information for the year ending December 31, 2006 in the Summary Compensation Table (Table IV) and Itemization of all Other Compensation (Table IV-A).

Smithtown Bancorp, Inc.
Annual Report On Form 10-K/A
For The Fiscal Year Ended
December 31, 2008

PART III

ITEM 11.      Executive Compensation

Signatures

Item 11: Executive Compensation

Compensation Committee Interlocks and Insider Participation

There are no members of the Compensation Committee who are now or were formerly an officer of the Bancorp or employee of the Bank or who has or had a relationship with the Bancorp or the Bank, other than as a director.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this proxy statement with management.  Based upon its review thereof, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bancorp’s annual report on Form 10-K and in this proxy statement.

The foregoing report has been furnished by Patrick A. Given, Robert W. Scherdel, Hyukmun Kwon, Manny Schwartz and George H. Duncan.  The report shall not be deemed incorporated by reference by any general statement incorporating this document by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Bancorp specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

The Bank has been a high-performing organization for many years.  In order to continue to perform at high levels over a long period of time, the Bank needs to attract and retain highly-skilled, dedicated and experienced people for the senior management team and the Board of Directors. To attract and retain such people in the New York metropolitan market, the Bank must offer highly-competitive packages.  Not only are the cost of living and compensation levels higher in the New York metropolitan area than in most other regions of the country, but the Bank must also compete with the compensation packages offered by many very large banks located in New York City.

While we want to attract and retain highly-qualified people for the senior management team and Board of Directors, we must also remember that the primary goal of the Bancorp is to build long-term shareholder value.  Therefore, we must balance the need to attract and retain highly-qualified people with the need to keep costs at reasonable levels in order to create sufficient profitability for the shareholders.

The Bank has used a bankwide incentive compensation Plan for many years. The plan includes all members of the senior management team, as well as every other Bank employee.  We believe that part of the reason for the Bank’s long-term success is that the design of the incentive compensation plan promotes teamwork and creates an alignment among an individual’s compensation, the Bank’s performance and the individual’s contribution to the Bank’s performance.  We also believe that it is productive for members of the senior management team to have goals and standards for their incentive compensation linked to the goals and standards for the incentive compensation for the entire staff.

In order to better implement these compensations objectives, in 2007, the Board recommended and the shareholders approved the Bank of Smithtown Annual Cash Incentive Plan and the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan. Both of those Plans are similar in mission and objective to the previously used bankwide incentive compensation plan and the Restricted Stock Plan in 2005. The newer Plans, however, provide the Compensation Committee with greater flexibility in offering additional forms of incentive compensation while retaining the Bank’s ability to deduct certain compensation expenses and thereby control the ultimate cost to the Bank. The compensation paid to the executive officers in 2008 was awarded pursuant to both Plans.

Roles of Officers in Setting Compensation

The Compensation Committee gathers the information pertinent to its compensation discussion from Mr. Rock, the Bank’s Human Resources department and the Finance department. Mr. Rock also works with the Compensation Committee to develop strategies and recommendations for the Committee.  All compensation matters related to the senior management team and the directors, and all cash and equity incentive awards are considered by the Compensation Committee.  Mr. Rock presents to the Compensation Committee a general overview of the Bank’s performance and achievements during the year as well as his assessment of each of the executive officer’s performance during the year. He reviews with the Committee the performance measures pertinent to the executive officers compensation under the Annual Cash Incentive Plan and the level of those measures achieved by the executive officer. He shares with the Compensation Committee the individual goals set for each of the executive officers and his evaluation of their achievement. Mr. Rock makes recommendations to the Compensation Committee as to the executive officers’ (excluding himself) base salaries and equity compensation. Based upon its review and discussion of all of the foregoing, the Compensation Committee then formulates and presents its final recommendations to the full Board for approval.  All matters related explicitly to Mr. Rock’s compensation are based on similar information regarding the Bank’s performance, the performance measures achieved by Mr. Rock under the Annual Cash Incentive Plan, and the Committee’s own evaluation of Mr. Rock’s performance during the year. Mr. Rock’s compensation is discussed in executive session by both the Compensation Committee and the full Board without any other participation by Mr. Rock.

The Compensation Process

Benchmarking was one of the processes used by the Compensation Committee in 2008 in determining the compensation to be paid to the executive officers and directors. Based upon asset size, geographic location, cost of living and number of branches, the Compensation Committee developed a group of banks with similar characteristics to the Bank. The process also included selecting only highly performing banks as measured by their return on equity, growth in earnings per share, loan growth and deposit growth. The Compensation Committee reviewed the banks in the peer group in 2007 and dropped and added a few banks that were better comparisons to the Bank and its performance for the year under review.  Based on this process the Committee used the following banks for peer group purposes during January 2008:

Berkshire Bancorp Inc. (BERK)	Northern Empire Bancshares (NREB)
City Bank (CTBK)	Peapack-Gladstone Financial Corp (PGC)
Center Financial Corp. (CLFC)	Sierra Bancorp (BSRR)
First of Long Island Corp. (FLIC)	Silver State (SSBX)
First Regional Bancorp (FRGB)	State Bancorp Inc. (STBC)
Farmers & Merchants Bancorp (FMCB)	Suffolk Bancorp (SUBK)
Greater Community Bancorp (GFLS)	Temecula Valley Bancorp, Inc. (TMCV)
Heritage Commerce Corp. (HTBK)	Vineyard National Bancorp (VNBC)
Interchange Financial Services Corp. (IFCJ)	Wilshire Bancorp, Inc. (WIBC)
Intervest Bancshares Corp. (IBCA)	Wainright Bank & Trust Company (WAIN)

In evaluating the compensation of the executive officers, the Compensation Committee reviewed base salary, total cash compensation (base salary and annual cash incentives) and total direct compensation (total cash compensation plus all forms of equity compensation) of the executive officers in comparison to officers with similar roles in banks in the peer group. The Compensation Committee recognized that the roles and duties of executive officers vary from institution to institution and that a direct one-to-one comparison is not always possible.  The Committee considered the experience of each of the Bank’s executive officers, their years of service to the Bank, and the responsibilities of each officer as they related to the officers in the peer group as well as to one another. Given the difficulty in finding peer group banks that performed as well as the Bank in 2007, the Compensation Committee used the peer group data as a point of reference and comparison only, and not for purposes of establishing or setting a level of compensation to be achieved. Further, considering the limitations associated with comparative pay information, the Committee did not rely as much on benchmarking for setting compensation as it did on the Bank’s superior level of performance, the executive officers’ successful management and reaction to the unusual economic conditions brought to bear on the Bank during the year, and their success in positioning the Bank for continued growth in the future.

The Compensation Committee also reviewed the components of the compensation paid to the executive officers in prior years. The Compensation Committee looked at all of the different elements of the executive officer’s compensation (which are more particularly described under “Elements of Compensation” herein) and considered whether each of them was an appropriate way to reward the executive officer in light of the executive officer’s responsibilities and performance, and the Bank’s performance. The Committee considered whether those forms of compensation were competitive with what was being offered to executive officers in similar positions in the Bank’s competitive market. In 2007, the shareholders approved the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan which afforded the Committee the opportunity to grant equity awards in the different forms, including options and restricted stock.  The Compensation Committee discussed those different forms of compensation, their immediate and long term effect, and their relationship to the other forms of compensation paid to the executive officers. The Committee also made determinations about whether those different forms were still in keeping with the compensation philosophy of the Bank. Finally, the Compensation Committee considered the cost to the Bank of the various forms of compensation in determining the forms of compensation that were the most appropriate.

 A third process that the Compensation Committee went through after it reviewed all of the information described above, was to review a tally sheet which provided an overall picture of all of  compensation and benefits paid to the executive officers in 2007. The tally sheet was prepared by the Bank’s human resources department and its finance department. The tally sheet included information on the executive’s cash compensation (base salary and incentive compensation), the value of the vested and unvested equity awards previously made and the estimated value of the executive’s account under Employee Stock Ownership Plan, the benefits and perquisites paid on behalf of the executive, the contribution by the Bank to the executive officer’s retirement account,  and the potential payments to the executive officers in the event a change in control of the Bancorp occurred.  The information presented in the tally sheet allowed the Compensation Committee to see how its recommendations for the upcoming year compared to the actual total compensation paid in the prior year. The tally sheet also enabled the Compensation Committee to assess if the components of compensation were striking the right balance between cash and equity and immediate and long term rewards. The Compensation Committee reviewed the prior year’s compensation to assess if the totality of their intended recommendations was appropriate in light of the Bank’s performance and the individual’s performance during the periods compared. The Compensation Committee then considered whether any adjustments to their recommendations were needed. Although no one component of the compensation recommended is necessarily derived from the Committee’s use of the tally sheets, they do assist the Committee in determining where, if any, adjustments in the Committee’s recommendations could best be made. Following their review, the Committee concluded that, with the exception of Mr. Rock’s recommended compensation, the Committee’s recommendations were consistent with the level of achievement by the Bank over the prior year and the other executive officer’s contribution to the Bank’s performance, and that the mix of compensation was in keeping with the Bank’s compensation philosophy and goals. With regard to Mr. Rock’s compensation, the Committee believed that an adjustment to Mr. Rock’s compensation was merited in light of the incentive compensation that was called for under the Bank’s Annual Cash Incentive Plan, but decided to consider the appropriate amount and type of compensation on a going forward basis.  The Committee ultimately made an adjustment to Mr. Rock’s base salary as is more fully explained below.

Elements of Compensation and Determinations

(a) Base Salary.  The base salaries that were provided to the senior management team were based upon a number of considerations, including each executive officer’s level of responsibility, changes in their responsibilities from year to year, experience, skills and leadership ability. The Compensation Committee also reviewed the base salary paid to each executive officer over the previous six years and the percentage change in salary from year to year. The increase in the cost of living in the Bank’s geographic region was also factored into the base salaries component of the executive officers’ compensation. Finally, the Committee gave consideration to the executive officer’s ability to be awarded additional compensation under the Bank’s other compensation plans which compensation was more directly tied to the Bank’s performance. After discussing all of those considerations, the Committee recommended the same percentage increase in each executive officer’s base salary, including Mr. Rock. In June 2008, the Committee did revisit its earlier total compensation recommendation for Mr. Rock since it resulted in being significantly less than the CEOs of banks in the peer group which Bank of Smithtown had out-performed. The Committee determined that an increase in Mr. Rock’s base salary for the remainder of the year was the most well-suited means of adjustment for the Bank and Mr. Rock because it resulted in an immediate reward to Mr. Rock, kept his calculation of incentive pay the same as all other Bank employees under the Bank’s Annual Cash Incentive Plan, and had less of a cost effect on the Bank than other compensation alternatives.  The base salary paid to each executive officer in 2008 is set forth in column (b) of the Summary Compensation Table (Table IV) set forth in this proxy statement.

(b)  Cash Incentive Compensation.  Annual cash incentives at the Bank were paid under the Annual Cash Incentive Plan. The plan was approved by the shareholders in April 2007 and is intended to comply with the “performance-based” compensation requirements of Section 162(m) of the Internal Revenue Code so that any amounts paid under the plan will be fully deductible by the Bank. Every person employed at the Bank is included in the plan from tellers and other members of the staff to the Chief Executive Officer.  The Plan is similar to the incentive plan that had been in place for the previous thirteen years. The Plan is designed to correlate each individual’s compensation with his or her contribution to the Bank’s performance. The Compensation Committee reviews the Bank’s performance at year end against specific financial targets set at the beginning of the year.  Each person (other than Mr. Rock) has a variety of team goals for his or her department or branch, and a variety of Bankwide goals.  Those predetermined financial goals may typically include such measures of performance as net income, efficiency, deposit growth, loan growth, asset quality, net interest margin and other measures pertinent to the function of the employee’s department. While those goals are the same for each employee, the weight given to the achievement of the goals varies among the departments so that they are more closely aligned with the department’s primary function. For instance, for Mr. Anrig and Mr. Stevens, who head the Bank’s loan department, the amount of loan growth, the growth in net interest margin and the growth in net income, were their most heavily weighted performance measures. For Ms. Florek, the Chief Financial Officer, the largest percentage of her performance measures were based on the growth in net income and net interest margin, and the improvement in the Bank’s efficiency ratio. For Mr. Romano, the Chief Retail Officer of the Bank, his performance measures were more equally weighted among growth in various types of deposits, net interest margin, net income and improvement in the Bank’s efficiency ratio. The performance measures used for Mr. Rock were based on a broader Bankwide basis rather than measures particular to one department, with growth in net income being the most heavily-weighted. The amount of compensation paid depends on the level of achievement in each of the performance measures and an evaluation of the individual’s performance and contribution during the year. For staff, managers, officers, executive officers and the Chief Executive Officer, this pay-for-performance methodology has helped create a culture that is one of the principal drivers of the Bank’s performance over the past fifteen years.

None of the employees, including the executive officers, have a particular performance goal that was set as their target under the Annual Cash Incentive Plan. In view of the Bank’s performance in the previous twelve years, sustaining that level of performance from one year to the next is a difficult achievement in and of itself. Nonetheless, the performance goals in the plan were designed to motivate the employees to cause the Bank’s performance to be better than the prior year. In 2007, the Bank did perform better than the prior year, with the most improvement evident in loan and deposit growth. As a result, Mr. Anrig’s and Mr. Steven’s incentive compensation was more than the year before because loan and deposit growth comprised the largest percentage of their performance measures. Mr. Romano’s and Ms. Florek’s incentive compensation was not more than the prior year because their performance goals were on average tied more to other measures of performance than loan and deposit growth. Even though the Bank had record earnings for the thirteenth consecutive year, with loan growth of 15% and deposit growth of 11%, because Mr. Rock’s incentive pay was based largely on net income, his incentive pay was substantially less than the prior year. The Compensation Committee believed that result did not reflect the Bank’s outstanding performance for the year or Mr. Rock’s contribution to it. Although the Committee has broad discretion under the Plan to address such inadequacies, the Committee decided not to do so, and to adhere to the formulaic calculation applied for all Bank employees under the Plan. The Committee chose instead to increase Mr. Rock’s other form of cash compensation (base salary) later in the year. The amount of compensation paid to the executive officers as a result of achieving those goals is set forth in column (c) of the Summary Compensation Table (Table IV) set forth in this proxy statement. Additional information concerning the amounts paid under the plan in 2007 is provided in the Grants of Plan-Based Awards Table (Table V) and the narrative following that table.

(c)  Restricted Stock Grants.  In 2007, the shareholders approved the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan. The plan is intended to comply with the “performance-based” compensation requirements of Section 162(m) of the Internal Revenue Code so that awards paid under the plan will be fully deductible by the Bank. Equity compensation was awarded to each of the executive officers and directors pursuant to that Plan. Under the Plan, the Compensation Committee can award equity compensation in various and has the discretion to fix the form of equity compensation and the performance measures to be used to determine the amount of compensation to be awarded. The purpose of the Plan is to provide the Bank with the opportunity to offer incentive equity awards in order to continue to attract and retain high level officers and directors and to motivate them to continue their relationship with the Bank and thereby align their interests and compensation with the long-term interests of shareholders. The Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciations rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards. The variety of awards authorized under the Plan is intended to give the Board of Directors flexibility in making awards that are appropriate and competitive under the circumstances, and to help the Bank minimize its expense for providing additional incentive compensation.

At their January 2008 meeting the Compensation Committee discussed whether awards should be made, the form of award, to whom the awards should be made, the amounts to be awarded, and the expense to the Bancorp to make the awards contemplated. The Compensation Committee recommended that the equity compensation to be awarded in 2008 be in the form of restricted stock awards. The Committee believed that such awards were consistent with the Bank’s compensation philosophy and goals in that they would provide the executive officer with incentive to remain in the Bank’s employee, they would result in minimal dilution in the shareholders’ equity and a manageable cost to the Bancorp, and they would further align the executive officer’s interests with the shareholders of the Bancorp.

The Compensation Committee also discussed the amount of the restricted stock to be awarded in 2008 based upon the Bank’s performance, each executive officer’s performance, the base salary and incentive compensation being paid to the executive officer, and the expense to the Bancorp to make the awards. The Compensation Committee discussed the differences between Mr. Rock’s responsibilities as the Chief Executive Officer and the responsibilities of the other four executive officers. The Committee considered Mr. Rock’s continued success in his role as the spokesperson for the Bancorp, and in garnering increasing acknowledgment of the Bank’s success in local and national newspapers, business and financial publications and television interviews. The Committee also considered that Mr. Rock was the primary representative of the Bancorp in meetings with existing and potential new investors and the critical importance of such meetings to the growth of the Bank.  The Committee also gave consideration to Mr. Rock’s years of service as the Chief Executive Officer of the Bancorp which he began in October 1990 and was now serving for his 18th year.  In order to properly and competitively award his continued contribution to the success of the Bancorp and to correlate his efforts to long-term shareholder value, the Compensation Committee believed the award of restricted stock to Mr. Rock should be significantly greater than the restricted stock awards to the other executive officers. Based upon those recommendations, the Board made the awards to the executive officers and directors of the Bank in February, 2008.

The shares of stock awarded under the Plan are subject to the restrictions. The restrictions are the same as those imposed on the awards made in prior years under the Restricted Stock Plan (which has now been replaced with the Plan approved in 2007) and are as follows:.

(i)           the stock may not be transferred during the restricted period. The restricted period is five years from the date of the award, however, the restrictions lapse with respect to 20% of the shares awarded in a given year on December 31st of each year after the date of the award;

(ii)           the restrictions shall be lifted in the event of the death or disability of the recipient of the award or in the event of a change in control in the Bancorp.  With regard to Mr. Rock, the restrictions shall also be lifted upon his retirement provided he does not retire before age 60 and he does not become employed by another bank in the New York metropolitan area. These restrictions with regard to Mr. Rock’s award were recommended by the Compensation Committee and approved by the Board of Directors in recognition of Mr. Rock’s  years of service as Chief Executive Officer, the success of the Bancorp during his tenure and the differences in his responsibilities as Chief Executive Officer and the responsibilities of the other executive officers and directors, and

(iii)           except as set forth above or as determined by the Board of Directors, all of the shares on which the restrictions have not lapsed shall be forfeited and all rights of the recipient to such shares shall terminate, without further obligation on the part of the Bancorp or the Bank, unless the recipient remains in the continuous employment of the Bank for the entire restricted period or, in the event a director no longer serves as a director of the Bank during the restricted period in relation to which such shares were granted.

In October 2008, Sanford Scheman resigned from his position as a director of the Bancorp and the Bank, effective on October 31, 2008.  In recognition of Dr. Scheman’s years of service, contribution as a director, and his acceptance of a position as a director emeritus, at its meeting in January 2009, the Compensation Committee recommended that the shares of restricted stock that had been awarded to Dr. Scheman during his tenure as director on which the restrictions had not lapsed (which accounted for 1,231 shares) not be forfeited.  The Committee recommended that the unvested shares continue to vest in the same manner and on the same schedule as if Dr. Scheman continued to serve as a director during the entire restricted period.  The Board of Directors approved the Compensation Committee’s recommendation.

(d)  Perquisites.  The Bank pays a portion of the cost of executive officers’ automobiles.  The annual benefit to each executive officer is less than $10,000.  The Bank also paid a portion of Mr. Rock’s country club memberships to the extent that it was used in connection with Bank business. The Board of Directors believes the payment of these perquisites is justified in light of their amount and the Bank’s desire to offer competitive forms of compensation to its executive officers.  The benefit to Mr. Rock resulting from the perquisites provided to him are included in column (i) of the Summary Compensation Table (Table IV) and column (g) of Table IV-A set forth in this proxy statement.

(e) Supplemental Executive Retirement Agreement.  The Bank has a Supplemental Executive Retirement Agreement with Mr. Rock that was originally executed in May, 2004 and amended and restated in January 2007.  That Agreement is targeted to provide 70% of final average base salary for Mr. Rock’s last three years of work prior to termination of service less amounts provided to Mr. Rock in the form of social security benefits and the Bank’s contributions to Mr. Rock’s accounts under the Bank’s 401k plan, the Executive Deferred Compensation Plan and Executive Incentive Retirement Plan.  The Supplemental Executive Retirement Agreement has been granted to Mr. Rock in recognition of his tenure and contribution to the Bank’s overall success.  The Board also recognizes that such agreements are typically included in the compensation packages of chief executive officers of Mr. Rock’s stature.  Given Mr. Rock’s value to the Bank and his well deserved recognition in the banking industry, the Board of Directors has extended the Supplemental Executive Retirement Agreement to help ensure that Mr. Rock remains in the employ of the Bank. The Agreement has also been amended to incorporate changes necessary to ensure compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Those amendments modify the form and timing of distribution elections and do not affect the amount of compensation that Mr. Rock is entitled to under the Agreement.

(f)  Executive Incentive Retirement Plan.  In January 2000, the Bank executed an Executive Incentive Retirement Agreement with Mr. Rock, Ms. Florek, Mr. Anrig, Mr. Romano and Mr. Stevens.  The plan was developed to motivate the executive officers to sustain superior bank performance and to provide incentive for them to continue their employment by the Bank.  The eligible officers are chosen by the Board of Directors for participation in this plan.  The plan provides for a contribution up to 10% of base salary to each executive officer’s account, based upon the return on equity (“ROE”) of the Bancorp from the previous fiscal year.  The earnings on the Executive Incentive Retirement Plan accounts are based upon the percentage change in the fair market value of the Bancorp’s common stock price, the actual growth rate, with a guaranteed annual minimum rate of 6% and a maximum rate of 12%.  The executive officer must be employed by the Bank for a period of five years in order to be vested in the plan.  If the executive officer does not remain in the continuous employment of the Bank until early retirement (age 55 with 15 years service) or normal retirement (age 65), then no benefits are paid.  The executive officer has the option to choose how benefits are paid (lump sum or equal monthly installments over fifteen years) for normal retirement, early retirement, disability and death.  Additional information regarding the Executive Incentive Retirement Plan is provided in the Nonqualified Deferred Compensation table (Table IX) set forth in this proxy statement and the narrative following that table.  The plan was amended in 2008 to incorporate changes necessary to ensure compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Those amendments modify the form and timing of distribution elections and do not affect the amount of compensation that each executive officer is entitled to under the Agreement.

The Compensation Committee reviewed both the Supplemental Retirement Agreement and the Executive Incentive Retirement Plan and the cost to the Bank to maintain them. The Committee found those plans to be an efficient and effective way to motivate the executive officer to remain in the Bank’s employ for the long term and, to provide a benefit that is competitive with what is being offered to executive officers in similar positions in the Bank’s marketplace.

(g)  Executive Deferred Compensation Plan.  The Bank has had a voluntary executive deferred compensation plan since January, 2004. Mr. Rock, Ms. Florek, Mr. Anrig, Mr. Romano and Mr. Stevens are all participants in the plan. The plan allows individuals deemed eligible by the Board of Directors to defer amounts that would have been otherwise deferred into the Bank’s qualified 401(k) plan but for the limitations imposed by the Internal Revenue Code for highly compensated employees.  The Compensation Committee continues to believe that it is necessary to continue to offer this competitive benefit to attract and retain the eligible officers to the Bank.  The amounts that are deferred earn interest based upon the prime rate in effect as of the first business day of the year.  In December 2007, each officer made a payout election which provides for payments upon termination on a lump sum, five or ten year basis.  Further details about the plan are provided in the Nonqualified Deferred Compensation table (Table IX) set forth in this proxy statement.  The plan was amended in 2008 to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended and the affect of those amendments is the same as the amendments made to the Executive Incentive Retirement Plan.

(h) Change-in-Control Agreements.  The Bancorp has Agreements with Mr. Rock, Ms. Florek, Mr. Anrig, Mr. Romano and Mr. Stevens and certain other employees of the Bank (collectively, the “Executives”) which would become effective in the event of a change in control of the Bancorp.  These Agreements provide additional benefits competitive with the benefits being offered to similar employees in the Bank’s marketplace and  help to retain those employees by providing a sufficient level of income protection in the event a change in control were to take place. The Agreements also ensure that those employees will not be so significantly affected by a change in control that they would be biased to a transaction that may be in the best interest of the Bancorp’s shareholders. Although a change is control may not appear likely given the Bank’s outstanding performance over the years and current economic conditions, the Compensation Committee continues to believe that these agreements are beneficial to the Executives and the Bancorp’s shareholders. And while the potential payments to be made to the executive officers under those Agreements was considered by the Compensation Committee in analyzing the potential wealth accumulation for the executive officers, such payments were considered in light of the foreseeable likelihood of an event that would trigger those payments.

The Agreements provide that if the Executive’s employment is terminated for any reason other than cause, death or disability subsequent to a change in control of the Bancorp, or if the Executive elects to terminate his or her employment following a change in control because of a diminution of the Executive’s compensation or responsibilities or following a breach by the Bancorp of the Agreement, the Executive would be entitled to: (i) receive an amount equal to three times the sum of the Executive’s highest salary and incentive compensation paid in the three most recent years preceding the change in control, and (ii) to receive an amount equal to the contributions and benefits that the Executive would have received for a three year period based on the benefits and contributions paid on the Executive’s behalf in the year preceding the Executive’s termination, and (iii) to continue to participate in the health benefit plans of the Bank for a period of three years following termination. The Agreement with Mr. Rock also provides that if at any time within one year after a change in control, he elects to terminate his employment with the Bank for any reason, he will receive the amounts and the benefits described above. The Agreements specify the time periods in which the event that triggers the change in control must occur. For Mr. Rock, the event which triggers payment of the benefit in the Agreement must occur within thirty-six months subsequent to a change in control.  For all other Executives, it is a twenty-four month time period. The reason for those differences in Mr. Rock’s agreement is to acknowledge his unique position at the Bank and his years of service to the Bank.  One of the triggering events that is included in the Agreements with Mr. Rock, Mr. Anrig and Ms. Florek (a change in title) is not included in the Agreements with Mr. Romano or Mr. Stevens. The Compensation Committee believed that event was not appropriate in the Agreements with Mr. Romano and Mr. Stevens because their titles were not universally applied to the individuals with their responsibilities in other banking institutions. The benefits that would have been payable to Mr. Rock, Ms. Florek, Mr. Anrig, Mr. Romano and Mr. Stevens if an event had occurred on December 31, 2008 that would have triggered payment under the Agreements are shown in the  Potential Payments in the Event of a Change In Control Table (Table XI) set forth in this proxy statement.

(i)  Retirement Plans for All Employees.  The Bank maintains both an Employee Stock Ownership Plan and a 401(k) plan covering full-time employees, including the Bank’s executive officers, who have attained the age of 21 years and who have completed 1,000 hours of employment during the year.  Benefits under the Employee Stock Ownership Plan are based solely on the amount contributed by the Bank which is used to purchase common shares of stock of the Bancorp.  A participant’s allocation is the total employer contribution multiplied by the ratio of that participant’s applicable compensation over the amount of such compensation for all participants for that year.  Benefits are not subject to deduction of social security or other offset amounts. The total amount contributed to the Employee Stock Ownership Plan for 2008 was $250,000.  The total amount contributed by the Bank to the 401(k) plan in 2008 was $195,869.

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended places a limit of $1,000,000 on the amounts of compensation that may be deducted by the Bank in any year with respect to the Chief Executive Officer or any other Senior Executive Officer unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations. One of the reasons that the Board of Directors asked the shareholders to approve the Bank of Smithtown Annual Cash Incentive Plan and the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan was to qualify the compensation paid to the Bank’s executive officers under those plans for deductibility under Section 162(m). In 2008 the Compensation Committee reviewed the effect of Section 162(m), but in light of the total compensation being considered for each executive officer, the effect of Section 162(m) was not a critical factor in the Committee’s recommendations.

Stock Ownership Guidelines

The Bylaws of the Bancorp do not require and the Bank does not have a policy that requires its executive officers to be shareholders of the Bancorp or to maintain a level of share ownership. The Bylaws of the Bancorp require that a director be a shareholder of the Bancorp.  In its efforts to encourage the executive officers and directors to own Common Shares and to continue to keep their interests aligned with the interest of the shareholders, in 2008 the Board of Directors awarded the executive officers with shares pursuant to the Employee Stock Ownership Plan and awarded the executive officers and directors with shares of restricted stock pursuant to the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan.

Executive Officer Compensation

The following tables (IV through IX) set forth the compensation paid and awards made to the Chief Executive Officer, Chief Financial Officer and each of the three other most highly compensated executive officers of the Bank.

Table IV

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(1)	Option Awards ($) (f)(2)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(3)(4)	All Other Compensation ($) (i)(5)	Total ($) (j)
Bradley E. Rock Chairman, President & CEO of Bancorp and Bank	2008 2007 2006	591,076 511,923 446,154	- - -	126,643 76,510 40,539	- - -	280,672 350,839 300,465	456,549 367,921 594,529	114,874 92,351 91,528	1,569,814 1,399,544 1,473,215

Anita M. Florek Executive Vice President & CFO of Bancorp and Bank	2008 2007 2006	220,453 203,500 191,077	- - -	14,032 9,850 4,921	- - -	72,126 80,140 73,212	17,407 15,717 10,485	35,905 33,094 37,496	359,923 342,301 317,191

Robert J. Anrig Executive Vice President of Bank	2008 2007 2006	220,453 203,500 191,077	- - -	14,032 9,850 4,921	- - -	126,142 121,290 118,439	18,137 16,787 10,859	36,056 32,959 37,438	414,820 384,386 362,734

John A. Romano Executive Vice President of Bancorp and Bank	2008 2007 2006	220,453 203,500 189,923	- - -	14,032 9,850 4,921	- - -	100,194 100,194 81,200	15,798 13,188 8,433	34,125 32,475 34,541	384,602 359,207 319,018

Thomas J. Stevens Executive Vice President of Bank	2008 2007 2006	189,576 173,730 163,230	- - -	14,032 9,850 4,921	- - -	110,575 106,322 103,782	14,793 13,110 8,858	31,076 29,144 32,354	360,052 332,156 313,145

Narrative and Explanation of Footnotes to the Summary Compensation Table (Table IV)

(1)
The amount reported represents the compensation cost recognized by the Bancorp for financial statement reporting purposes for each year indicated of the restricted stock awarded each year to the executive officer under the Restricted Stock Plan and the 2007 Stock Compensation Plan.  The valuation method and material assumptions made in quantifying this amount for 2008 are set forth in Note J (Other Stock Based Compensation) of the Notes to Consolidated Financial Statement in Form 10-K filed by the Bancorp with the Securities and Exchange Commission on March 12, 2009.  The valuation method and material assumptions made in quantifying this amount for 2007 are set forth in Note J (Other Stock Based Compensation) of the Notes to Consolidated Financial Statement in Form 10-K filed by the Bancorp with the Securities and Exchange Commission on March 13, 2008.  The valuation method and material assumptions made in quantifying this amount for 2006 are set forth in Note J (Other Stock Based Compensation) of the Notes to Consolidated Financial Statement in Form 10-K filed by the Bancorp with the Securities and Exchange Commission on March 15, 2007.

(2)
At the Annual Meeting of Shareholders held in April, 2007, the shareholders approved the adoption of the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan.  Under the terms of that Plan, the Compensation Committee is authorized to award stock options, however, no stock options were awarded in 2008, 2007 or 2006.

(3)
The amount reported includes the amount attributable to the change in the actuarial present value of the accumulated benefit provided to Mr. Rock under his Supplemental Executive Retirement Agreement which was $572,983 in 2006, $366,767 in 2007 and $419,852 in 2008.  This is an actuarial present value, and not an amount that was paid to Mr. Rock during the years reported.  Mr. Rock is the only executive officer who has a Supplemental Executive Retirement Agreement.

(4)
The balance of the amount reported represents the interest paid on the Executive Deferred Compensation Plan and the Executive Incentive Retirement Plan.  The rate of interest paid on the Executive Deferred Compensation Plan is set on the first business day in January of the plan year and is based upon the highest rate published as the U.S. Prime Rate in the Wall Street Journal on that date.  The interest paid for the year 2006 was 7.25%.  The interest paid for the year 2007 was 8.25%.  The interest paid for the year 2008 was 7.25%.  The interest paid on the Executive Incentive Retirement Plan is an annual rate equal to the percentage change in the fair market value of the Bancorp’s common stock price over a one year period measured as of December 31, with a minimum guaranteed rate of 6% and a maximum guaranteed rate of 12%.  The interest paid for the years 2006, 2007 and 2008 was 12%.  Although Mr. Rock no longer participates in the Director Incentive Retirement Plan, interest at the rate of 12% was paid on his existing account under that plan in 2006, 2007 and 2008 and those amounts are also included in the number reported.  The amount reported is only the portion of the interest paid on the plans described above which exceeded 120% of the applicable long-term federal rate (the “above-market interest rate”).

(5)	The amount reported in this column (i) is an aggregate of the components shown on supplemental Table IV-A which follows.

Table IV-A

Itemization of all Other Compensation
Name and Principal Position (a)	Year (b)	401(K) Contribution ($) (c)(1)	Executive Incentive Retirement Contribution ($) (d)(2)	ESOP Contribution ($) (e)(3)	Life Insurance ($) (f)(4)	Perquisites ($) (g)(5)	Dividend Paid Restricted Stock ($) (h)(6)	Total ($) (i)
Bradley E. Rock Chairman, President & CEO of Bancorp and Bank	2008 2007 2006	7,750 7,750 7,500	52,000 45,000 40,000	6,525 6,750 11,092	5,064 2,241 3,067	39,946 28,387 28,477	3,589 2,223 1,392	114,874 92,351 91,528

Anita M. Florek Executive Vice President & CFO of Bancorp and Bank	2008 2007 2006	5,383 5,590 5,679	20,500 19,200 18,000	6,525 6,750 11,092	3,124 1,280 2,509	- - -	373 274 216	35,905 33,094 37,496

Robert J. Anrig Executive Vice President of Bank	2008 2007 2006	5,383 5,395 5,621	20,500 19,200 18,000	6,525 6,750 11,092	3,275 1,340 2,509	- - -	373 274 216	36,056 32,959 37,438

John A. Romano Executive Vice President of Bancorp and Bank	2008 2007 2006	5,383 5,575 5,393	20,500 19,200 16,500	6,525 6,750 11,092	1,344 676 1,340	- - -	373 274 216	34,125 32,475 34,541

Thomas J. Stevens Executive Vice President of Bank	2008 2007 2006	5,687 5,211 4,897	17,373 16,400 15,400	6,525 6,750 11,092	1,118 509 749	- - -	373 274 216	31,076 29,144 32,354

Narrative and Explanation of Footnotes to Table IV-A

This table contains a breakdown of the components of all of the other compensation paid to the executive officer which is totaled and reported in the Summary Compensation Table (Table IV) in column (i) thereof.

(1)	The amount reported is the contribution made by the Bank to the Bank of Smithtown 401K plan for each executive officer.

(2)	The amount reported is the contribution made by the Bank to the Executive Incentive Retirement Plan for each executive officer.

(3)
The amount reported is the value of the Bank’s contribution to the Bank of Smithtown Employee Stock Ownership Plan (the “ESOP”) for each executive officer.  The value is based upon the number of shares of common stock to which the executive officer is entitled as a result of the Bank’s contribution to the ESOP during the year and the closing price of the stock on the date of the grant.  The estimated number of shares of common stock to which each executive officer was entitled to as a result of the Bank’s contribution in 2008 is 312 shares and the closing price of the stock on the date of the grant was $20.89.  The number of shares of common stock to which each executive officer was entitled to as a result of the Bank’s contribution in 2007 was 254 shares and the closing price of the stock on the date of the grant was $26.54.  The number of shares of common stock to which each executive officer was entitled to as a result of the Bank’s contribution in 2006 was 409 shares and the closing price of the stock on the date of the grant was $27.12.

(4)
The amount reported is the actual value of the premium paid by the Bank for the death benefit coverage to the executive officer under the Bank Owned Life Insurance policy (“BOLI”) maintained by the Bank for each executive officer.  The Bank provides two different types of life insurance coverage for its employees.  The first is pursuant to a Group Term Life (“GTL”) policy under which all eligible employees are entitled to a benefit based upon a multiple of their annual salary.  For the executive officers the benefit payable under the GTL is capped at $50,000.  The second type of coverage, the BOLI, is only provided to the executive officers and certain other officers of the Bank and the directors of the Bank.  The Bank has purchased a life insurance policy on the life of each of those individuals.  The Bank has entered into an agreement with those Bank employees whereby a portion of the policy is payable to the individual’s designated beneficiary and a portion of the policy is payable to the Bank.  The portion that is  payable to each executive officer’s designated beneficiary is based upon a multiple of the executive officer’s annual salary (less the benefit payable under the GTL) and the balance of the policy is the portion that is payable to the Bank.

(5)
The amount reported is the dollar value of Mr. Rock’s personal use of the car provided for him by the Bank plus the amount paid by the Bank for Mr. Rock’s business use of his golf club membership.  The total amount of compensation in the form of perquisites and incidental personal benefits paid to the other executive officers was less than $10,000 each and therefore is not included.

(6)
The amount reported is the dividends paid in each year indicated to the executive officer on the restricted stock awarded to him or her under the Smithtown Bancorp Restricted Stock Plan in 2007 and under the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan in 2008.  The dividends paid on the restricted stock are the same as the dividends paid to all shareholders of common stock of the Bancorp.

TABLE V

GRANTS OF PLAN-BASED AWARDS

	Equity Award	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards		All Other Stock Awards:Number Of Shares of Stock	Grant Date Fair Value of Stock and Option
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	or Units (#) (e)(1)	Awards ($) (f)(1)
Bradley E. Rock Chairman, President & CEO of Bancorp and Bank	2/4/08	175,420	385,923	12,000	250,680

Anita M. Florek Executive Vice President & CFO of Bancorp and Bank	2/4/08	40,070	88,154	1,000	20,890

Robert J. Anrig Executive Vice President of Bank	2/4/08	60,645	133,845	1,000	20,890

John A. Romano Executive Vice President of Bancorp and Bank	2/4/08	50,097	110,213	1,000	20,890

Thomas J. Stevens Executive Vice President of Bank	2/4/08	53,161	116,954	1,000	20,890

(1)
The amount reported is the award of restricted stock granted in 2008 under the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan. The grant date fair value of the Common Shares awarded pursuant to the Bank of Smithtown Employee Stock Ownership Plan is included in the Summary Compensation Table column (i) and specified in Table IV-A – All Other Compensation (see footnote 3).

Narrative Pertaining to Cash Incentive Compensation and Stock Awards Reported in the Summary Compensation
Table (Table IV) and the Grants of Plan-Based Awards Table (Table V)

The amounts reported in columns (e) (g) and (i) of the Summary Compensation Table (Table IV), columns (f) and (h) of the
All Other Compensation (Table IV-A) and the Grants of Plan-Based Awards Table (Table IV) represent the incentive compensation paid in 2007 and 2008 under Bank’s incentive compensation plan in effect for each year, the Common Shares awarded in 2007 under the Smithtown Bancorp Restricted Stock Plan, the Common Shares awarded in 2008 under the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan, and the Common Shares awarded under Bank of Smithtown Employee Stock Ownership Plan in 2007 and 2008.

The Annual Cash Incentive Plan under which incentive compensation was paid in January 2008 is described in the Compensation Discussion and Analysis set forth in this proxy statement.  That plan was approved by the shareholders in April 2007 and replaced the Bankwide Incentive Compensation Plan under which incentive compensation was awarded in prior years.  Under the Annual Cash Incentive Plan, the threshold level represents the level of performance that must be achieved in order for an employee to be paid any incentive compensation.  If the combined performance of the Bank, the individual participant’s department or branch, and the individual’s performance do not reach the threshold level, then the individual would not be entitled to any compensation under that plan.  The amount reported in column (c) of Table V is the amount that would have been paid to the executive officer if the threshold level of performance under the plan was achieved.

Beyond the threshold level, there were numerous levels of performance under that plan and the compensation paid to the individual participant was a function of the performance level attained.  There was no goal that was set as the target for any Bank employee.  The amount reported here as the “target” level required a very ambitious level of performance, but one that the Bank’s senior management team believed could be achieved and desired its employees to strive for during the year.  The amount reported in column (d) of Table V is the amount that would have been paid to the executive officer if that level was achieved.  The amount reported in column (g) of the Summary Compensation Table (Table IV) is the actual amount paid to each executive officer based on the performance level that was achieved for each year reported.

There was no maximum amount that could have been paid to a participant if the combined performance (of the individual, the individual’s department and the Bank) exceeded the highest performance level set forth for the year.  The plan is designed to encourage employees, individually and as part of a team, to work diligently and does not limit the award that they can receive for an outstanding performance.

Equity awards were made pursuant to (i) Bank of Smithtown Employee Stock Ownership Plan in 2007 and 2008, (ii) the Restricted Stock Plan in 2007 and (iii) the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan in 2008, none of which are incentive plans as defined under pertinent legal regulations.  The terms of the 2007 Stock Compensation Plan are described in the Compensation Discussion and Analysis set forth in this proxy statement.  In April, 2007, the shareholders approved the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan which replaced the Restricted Stock Plan in existence since 2005.  The plan authorizes the Board, to make awards of equity compensation in a variety of forms, including an award of common shares subject to restrictions imposed by the Board (a “restricted stock award”).  The Compensation Committee makes recommendations to the Board based upon the performance of the Bank, the Bancorp in the prior years and the recipient’s contribution to that performance.  The decision to make an award is within the sole discretion of the Board and is not based upon any specific measure of performance.  The amount of stock awarded to each executive officer in 2008 pursuant to the 2007 Stock Compensation Plan is shown in column (e) of Table V.

The value of the restricted stock award, based upon the closing price of the stock on the date of the grant, is shown in column (f) of Table V.  The cost to the Company of making those awards is included in compensation paid to the executive officer and is shown in column (e) of the Summary Compensation Table (Table IV).

Under the terms of the Restricted Stock Award Agreement that each recipient of restricted stock executed in 2008, the recipient is entitled to vote the shares and receive the dividends paid on the shares during the restricted period (five years after the award is made).  The dividend paid on the shares of restricted stock is the same as the dividend that was paid on the Common Shares during the year.  The amount of the dividends paid to the executive officers on the restricted stock awarded to them is included in the amount reported in column (i) of the Summary Compensation Table (Table IV) and is quantified per year in column (h) of the All Other Compensation Table (Table IV-A).

In January 2007 and 2008, the Compensation Committee recommended and the Board approved the amount to be contributed by the Bank to the Bank of Smithtown Employee Stock Ownership Plan.  The terms of that plan are described in the Compensation Analysis and Discussion set forth in this proxy statement.  The decision to make a contribution to that plan is within the sole discretion of the Board and there are no specific performance measures set forth in that plan.  The value of the number of shares allocated to the executive officer based on the Bank’s contribution to the plan each year is included in the amount reported in column (i) of the Summary Compensation Table (Table IV), is itemized per year in column (e) of the All Other Compensation Table (Table IV-A), and the valuation method is explained in footnote (3) to that Table.

TABLE VI

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (b)(1)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (c)(3)
Bradley E. Rock Chairman, President & CEO of Bancorp and Bank	18,444	$295,657

Anita M. Florek Executive Vice President & CFO of Bancorp and Bank	1,790	$28,694

Robert J. Anrig Executive Vice President of Bank	1,790	$28,694

John A. Romano Executive Vice President of Bancorp and Bank	1,790	$28,694

Thomas J. Stevens Executive Vice President of Bank	1,790	$28,694

(1)
The shares reported were awarded in 2005, 2006 and 2007 pursuant to the Smithtown Bancorp, Inc. Restricted Stock Plan and are adjusted for the stock dividends paid in 2006 and 2007.  The shares reported also include the awards of restricted stock made in 2008 pursuant to the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan.

(2)
Under the terms of the Restricted Stock Plan and the agreements made by the Bancorp with each executive officer governing the awards made pursuant to the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan, on December 31st in each of the five years following the date the award is made, 20% of the restricted stock award for that particular year (adjusted for any stock splits or stock dividends paid thereon) will vest in the recipient and the restrictions thereon will lapse.  A complete description of the Restricted Stock Plan, the 2007 Stock Compensation Plan and the conditions on which the awards will vest is provided in the Compensation Discussion and Analysis in this proxy statement under Elements of Compensation.

(3)	The value reported is based on the closing price of the Common Shares on December 31, 2008.

TABLE VII

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (b)(1)	Value Realized on Vesting ($) (c)(2)
Bradley E. Rock
Chairman, President & CEO of
Bancorp and Bank	6,074	$97,366

Anita M. Florek
Executive Vice President & CFO
of Bancorp and Bank	673	$10,788

Robert J. Anrig
Executive Vice President of Bank	673	$10,788

John A. Romano
Executive Vice President of
Bancorp and Bank	673	$10,788

Thomas J. Stevens
Executive Vice President of Bank	673	$10,788

(1)
The shares reported were awarded in 2005, 2006 and 2007 pursuant to the Smithtown Bancorp, Inc. Restricted Stock Plan and are adjusted for the stock dividends paid in 2006 and 2007.  The shares reported also include the awards of restricted stock made in 2008 pursuant to the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan.

(2)	The value reported is based on the closing price of the Common Shares on December 31, 2008.

TABLE VIII

PENSION BENEFITS
Name (a)	Plan Name (b)(1)	Number of Years Of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)(2)	Payments During Last Fiscal Year ($) (e)
Bradley E. Rock
Chairman, President & CEO	Supplemental Executive
of Bancorp and Bank	Retirement Agreement	5	1,087,768	-

(1)
A description of the Supplemental Executive Retirement Agreement with Mr. Rock is provided in the Compensation Discussion and Analysis set forth in this proxy statement.  Under the terms of the Agreement, a cash benefit is payable to Mr. Rock upon his retirement at the normal retirement age (60 years) and a reduced benefit is payable if Mr. Rock’s employment is terminated before he reaches age 60.  A description of the early retirement benefits payable under the Agreement that Mr. Rock was entitled to as of December 31, 2008 is set forth in the Payments Upon Termination Table (Table X) herein.  The benefit payable under the Agreement is based only on Mr. Rock’s base salary and not any other compensation that he received during his employment.

(2)
The valuation method and material assumptions made in quantifying this amount are set forth in Note I of Notes to Consolidated Financial Statements in Form 10-K filed by the Company with the Securities and Exchange Commission on March 12, 2009.

TABLE IX

NONQUALIFIED DEFERRED COMPENSATION

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)(3)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at last FYE ($) (f)
Bradley E. Rock
Chairman, President &
CEO of Bancorp and Bank	15,000	52,000	65,205	-	617,158

Anita M. Florek
Executive Vice President &
CFO of Bancorp and Bank	10,000	20,500	32,457	-	311,422

Robert J. Anrig
Executive Vice President of
Bank	15,000	20,500	35,244	-	352,651

John A. Romano
Executive Vice President of
Bancorp and Bank	70,000	20,500	32,323	-	339,867

Thomas J. Stevens
Executive Vice President of
Bank	8,500	17,373	27,524	-	263,479

Narrative and Explanation of Footnotes to Table IX – Nonqualified Deferred Compensation

(1)
Pursuant to the Executive Deferred Compensation Plan, the executive officer may defer a portion of his or her compensation each year.  The portion that may be deferred is approximately the amount by which the executive officer’s contribution to the Bank’s 401K Plan is limited by reason of Sections 402(g) and 401(a) (17) of the Internal Revenue Code.  Under the terms of the Plan, the Bank will pay interest on the executive’s account at an annual rate equal to the highest rate published as the U.S. Prime Rate in the Wall Street Journal on the first day of January of the Plan Year.  The interest rate paid by the Bank under this Plan in 2008 was 7.25%.  Each year the executive must elect by December 15 whether to participant in the Plan for the following year and whether he/she desires the benefit payable under the Plan to be paid in a lump sum or a five or ten year payout.  The executive may not change his/her election during the Plan Year.  The executive is 100% vested in the Plan and the benefit under the Plan is payable to the executive upon termination of employment by the Bank.  The amounts reported here are included in the executive officer’s compensation reported in column (g) of the Summary Compensation Table (Table IV) set forth in this proxy statement.

(2)
The Executive Incentive Retirement Plan is a nonqualified defined contribution plan under which retirement benefits are accrued for the executive officers of the Bank (in addition to the Bank’s 401k Plan).  Benefits under the Plan are based solely on the amount contributed by the Bank which for the executive officers is up to ten percent of the officer’s salary (shown in column (c) of the Summary Compensation Table) for the prior fiscal year based upon the return on equity of the Bancorp from the prior fiscal year.  The Bank pays interest on the executive’s account at an annual rate equal to the percentage change in the fair market value of the Bancorp’s common stock price over a one year period measured on December 31, with a minimum guaranteed rate of six percent and a maximum guaranteed rate of twelve percent.  The interest rate paid by the Bank under the Plan in 2008 was 12%.  Benefits under the Plan are payable to the executive officer upon retirement at age 65; upon early retirement (between age 55 and 65); if the executive officer becomes disabled before age 55 or if the executive officer is terminated due to a change in control.  The amounts reported here are included in the executive officers’ compensation reported in column (i) of the Summary Compensation Table (Table IV)and are indicated by year in column (d) of All Other Compensation Table (Table IV-A).

(3)
The amount reported is the total interest paid to the named executive officer under the Executive Deferred Compensation Plan and the Executive Incentive Retirement Plan, including the “above market” interest reported in column (h) of the Summary Compensation Table (Table IV).

POTENTIAL PAYMENTS ON TERMINATION OF AN EXECUTIVE OFFICER (Table X)

Pursuant to the terms of the Restricted Stock Plan (under which shares were awarded in 2007), the 2007 Stock Compensation Plan, the Executive Deferred Compensation Plan, the Executive Incentive Retirement Plan and the Supplemental Executive Incentive Retirement Agreement (for Mr. Rock only), the executive officers are entitled to payment under those plans in the event their employment is terminated, including termination in connection with a change in control of the Bancorp.

Pursuant to the terms of the agreements that each executive officer has with the Bancorp for the restricted stock award made in 2008 under the 2007 Stock Compensation Plan and the predecessor Restricted Stock Plan, unless the Board determines otherwise, if the executive officer’s employment is terminated due to death or disability, all of the restricted shares previously awarded would vest immediately, but if termination was for any other reason, the unvested shares would be forfeited.  With regard to Mr. Rock only, if his employment was terminated as a result of his retirement, all unvested shares would immediately vest, provided he has reached age 60 and he does not become employed by a bank in the New York metropolitan area.  The amount reported in column (b) of the Potential Payments on Termination Table (Table X) which follows is the market value as of December 31, 2008 of the restricted stock which vested as of December 31, 2008.

Under the terms of the Executive Deferred Compensation Plan, regardless of the reason for termination, the executive officer is entitled to the amount in the executive’s account under the plan as of the date of termination.  The amount is payable to the executive in a lump sum or over a period of five or ten years based on the executive officer’s election.  If the executive officer chooses to have the benefit payable over a period of time, interest will continue to be paid at the average interest rate being paid in the prior three years on the balance in the executive officer’s account on the date of termination.  The amount reported in column (c) of Table X represents the balance in each executive officer’s account as of December 31, 2008.

Pursuant to the terms of the Executive Incentive Retirement Plan, early retirement age is 55 years and normal retirement age is 65 years.  As of December 31, 2008, only Mr. Rock and Ms. Florek would have been entitled to the early retirement benefit payable under the plan which is the balance in their respective accounts as of that date;  Mr. Anrig, Mr. Romano and Mr. Stevens would not have been entitled to the benefit because they have not been employed by the Bank for the requisite 15 years and/or they were not 55 years of age.  If any of the executive officers’ employment was terminated on December 31, 2008 as a result of a disability or a change in control, they would have received the amount in their account as of the date of termination.  The benefit payable if the executive officer passes away while still employed by the Bank is the greater of the amount in the executive officer’s account on the date of death or the projected retirement benefit.  In column (d) of Table X the first number shown is the executive officer’s account balance as of December 31, 2008.  The second number is the lump sum projected normal retirement benefit payable if the executive officer had passed away on December 31, 2008.  The early retirement, disability and death benefits described above are payable by the Bank in a lump sum or equal monthly installments over fifteen years with interest at the rate being paid on the account on the date of termination.  The change in control benefit is payable in a lump sum. There is no benefit paid if the executive officer is terminated for cause.

The terms of the Supplemental Executive Retirement Agreement with Mr. Rock are fully described in the Compensation Discussion and Analysis set forth in this proxy statement and in the Pension Benefits Table (Table VIII) and the footnotes thereto.  If Mr. Rock’s employment was terminated (other than for cause, disability or due to a change in control) on December 31, 2008, he would have been entitled to payment of the amount which the Bank is required to accrue under GAAP to account for the benefit that may become payable under the Agreement.  The amount of the annual payment which would begin when Mr. Rock reaches 60 years of age and which is payable to him for life with 15 years of payments guaranteed is the first number shown in column (e) of Table X.  If Mr. Rock’s employment was terminated on December 31, 2008 due to his death or disability, he would have received the same benefit as if he had reached normal retirement age on December 31, 2008 which is 70% of his projected final average base salary less amounts provided to him in the form of 50% of social security benefits and contributions made by the Bank to his accounts under the 401K plan, Executive Deferred Compensation Plan and the Executive Incentive Retirement Plan.  The annual payment is the second number shown in column (e) of Table X. In the event of Mr. Rock’s disability, the payment would not be made until he reached the age of 60 and would be made for life with a guaranteed payment for fifteen years. In the event of Mr. Rock’s death, the annual payment would commence immediately following his death and would be paid for fifteen years. The change in control benefit payable to Mr. Rock under the Supplemental Executive Retirement Agreement is set forth in the Potential Payments in the Event of a Change In Control (Table XI) in this proxy statement.

TABLE X

POTENTIAL PAYMENTS UPON TERMINATION

Name (a)	Stock Compensation Plans ($) (b)(1)	Executive Deferred Compensation Plan ($) (c)	Executive Incentive Retirement Plan ($) (d)	Supplemental Executive Retirement Agreement ($) (e)
Bradley E. Rock
Chairman, President & CEO			545,271	185,458
of Bancorp and Bank	97,366	71,877	1,664,941	262,485

Anita M. Florek
Executive Vice President &			262,710
CFO of Bancorp and Bank	10,788	48,712	696,493	-

Robert J. Anrig
Executive Vice President of			262,710
Bank	10,788	89,941	524,822	-

John A. Romano
Executive Vice President of			216,950
Bancorp and Bank	10,788	122,917	1,032,573	-

Thomas J. Stevens
Executive Vice President of			223,693
Bank	10,788	39,786	1,823,803	-

(1)	Includes the shares of restricted stock awarded under the Smithtown Bancorp, Inc. Restricted Stock Plan and the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan.

POTENTIAL PAYMENTS IN THE EVENT OF A CHANGE IN CONTROL (Table XI)

The Bank has a Change-In-Control Agreement with each of the executive officers and certain other employees of the Bank (the “Agreements”).  The definition of a change in control is substantially the same as is contained in the Executive Incentive Retirement Plan, the Executive Deferred Compensation Plan, the Supplemental Executive Retirement Plan, the Restricted Stock Plan (approved by the shareholders in 2005) and in the 2007 Stock Compensation Plan.  Under the Agreements, the executive officer would be entitled to payment if his or her employment were terminated by the Bank (other than for cause) within a certain period of time (for Mr. Rock 36 months; for the other executive officers 24 months) following a change in control.  In addition, if the officer terminates his or her employment with the Bank within those same time periods for good reason, the officer is entitled to payment under the Agreements.  Good reason is defined in the Agreements as termination upon the occurrence of or after a significant adverse change (not consented to by the executive officer) in the executive’s responsibilities, functions, powers, authority or duties than those exercised by the officer prior to the change in control;  a reduction in the officer’s base salary or cash incentive compensation opportunity;  a relocation of the employment to a location that is more than 50 miles from the officer’s location at the time of the change in control or a requirement that the officer travel more than 30 working days in a calendar year or more than 10 consecutive calendar days at any one time;  a failure to continue in effect or a reduction in any benefit, programs or perquisites that were provided to the officer prior to the change in control unless the Bank provides the executive with substantially similar benefits or the changes are due to legal requirements or are made to all employees on a non-discriminatory basis, or if the Bank or its successor does not perform under the Agreement.  The Agreements with Mr. Rock, Ms. Florek and Mr. Anrig also define good reason as a change in their respective titles from the title they had prior to the change in control.  The Agreement with Mr. Rock also permits him to terminate his employment for any reason within one year of the change in control and receive the benefits payable under the Agreement.

The benefit to which the executive would be entitled is (a) an amount equal to the sum of three times the executive’s highest paid salary in the three most recent years preceding the change in control and three times the executive’s highest incentive compensation paid in the three most recent years preceding the change in control, and (b) an amount equal to the contributions and benefits that the executive would have received for a three year period based on the benefits and contributions paid on the executive’s behalf in the year preceding the executive’s termination, and (c)  to continue to participate in the Bank’s health, dental and medical plans and be provided coverage under the Bank’s life and disability insurance plans for a period of three years following termination, and (d) to become fully vested in all unvested restricted stock awards under the equity compensation plans.  The payment to which the executive is entitled under (a) and (b) in the preceding sentence is payable to the executive in a lump sum by the Bank.  In addition, the executive officer is entitled to a payment which is equal to the amount of the excise tax (under Section 4999 of the Internal Revenue Code of 1986, as amended) and income taxes and interest and penalties imposed with respect thereto, that the executive would be required to pay on the benefit paid pursuant to the Agreement.

The payments and benefits to which the executive officers would be entitled assuming a triggering event had occurred on December 31, 2008, are reflected in the Potential Payments In the Event of a Change In Control (Table XI) which follows.

TABLE XI

POTENTIAL PAYMENTS IN THE EVENT OF A CHANGE IN CONTROL

	Amounts Payable Under Change In Control Agreements
Name (a)	3 times Highest Salary ($) (b)	3 times Highest Incentive Compensation ($) (c)	Restricted Stock Accelerated Vesting Value ($) (d)(1)	Value of Welfare Benefits ($) (e)(2)	Qualified And Non- Qualified Retirement Benefits ($) (f)(3)	Supplemental Executive Retirement Agreement Benefit (SERA) ($) (g)(4)	Double Gross Up (For Excise, Income and Medicare Taxes) (h)(5)	Gross Payment to Executive Officer (i)
Bradley E. Rock
Chairman, President & CEO
of Bancorp and
Bank	1,773,228	1,052,517	295,657	32,590	400,740	3,121,963	2,045,069	8,721,764

Anita M. Florek
Executive Vice
President & CFO
of Bancorp and	661,359	216,378	28,694	12,371	194,595	0	470,876	1,584,273
Bank

Robert J. Anrig
Executive Vice
President of	661,359	378,426	28,694	29,282	202,956	0	553,366	1,854,083
Bank

John A. Romano
Executive Vice
President of
Bancorp and	661,359	300,582	28,694	29,282	194,193	0	534,499	1,748,609
Bank

Thomas J.
Stevens
Executive Vice	568,728	331,725	28,694	28,939	171,327	0	476,225	1,605,638
President of
Bank

Footnotes to Table XI - Potential Payments Upon a Change In Control (Table XI)

(1)	The amount reported is the value of the unvested restricted stock as of December 31, 2008 (based on the closing price of the stock on that date) that would have immediately vested.

(2)	The amount reported includes approximately 36 months of medical, disability and life insurance benefits paid by the Bank in 2008.

(3)
The amount reported includes approximately 36 months of the Bank’s contribution to the executive’s account under the 401k Plan, the Employee Stock Ownership Plan and the Executive Incentive Retirement Plan, and the interest that the Bank would pay on the executive’s account under the Executive Deferred Compensation Plan and Executive Incentive Retirement Plan based upon the amount contributed and the interest paid by the Bank in 2008.

(4)
Mr. Rock is the only executive officer who has a Supplemental Executive Retirement Agreement.  Under the Agreement, in the event of a termination due to a change in control, Mr. Rock would be entitled to the same amount that would be payable to him if his employment was terminated on or after he reached normal retirement age (60).  The amount of the benefit is 70% of the highest salary that would have been paid to him in the 3 years prior to normal retirement age (assuming an annual salary increase of 5%) less 50% of Social Security benefits and the Bank’s contributions to Mr. Rock’s 401K Plan, Executive Deferred Compensation Plan and Executive Incentive Retirement Plan.

(5)	The amount reported is amount payable to the executive officer to reimburse him or her for the excise tax that the executive officer would be required to pay.

Director Compensation

The following table sets forth the compensation paid and awards made to the each of the Directors serving on the Board of Directors during 2008.

TABLE XII

2008 DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)(2)	Stock Awards ($) (c)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (d)(4)	All Other Compensation ($) (e)(5)		Total ($) (f)
Patricia C. Delaney	20,600	10,445	4,042	186		35,273
Patrick A. Given	28,800	10,445	5,123	186		44,554
George H. Duncan	19,000	10,445	0	60		29,505
Hykmun Kwon	20,800	10,445	1,815	186		33,246
Sanford C. Scheman(1)	21,633	10,445	0	186		32,264
Robert W. Scherdel	26,600	10,445	3,955	186		41,186
Manny Schwartz	21,800	10,445	4,416	186		36,847
Barry M. Seigerman	23,000	10,445	5,118	73,500	(6)	112,063
Joseph M. Winters	1,500	0	0	0		1,500

(1)
Sanford C. Scheman served on the Board of Directors through October 31, 2008. Dr. Scheman retired effective October 31, 2008. Joseph M. Winters was elected by the Board of Directors on November 28, 2008 to fill the vacancy resulting from Dr. Scheman’s retirement.

(2)	The amount reported includes the annual retainer paid to each director in the amount of $18,000.
(3)
The amount reported is the compensation cost to the Bank for the restricted stock award made to the director in 2008. The valuation method and material assumptions made in quantifying this amount are set forth in Note J (other Stock Based Compensation) of the Notes to Consolidated Financial Statement in Form 10-K filed by the Bancorp with the Securities and Exchange Commission on March 12, 2009. The number of shares of restricted stock awarded to each director (other than George H. Duncan and Joseph M. Winters), which had not vested as of December 31, 2008 is 895. The number of shares of restricted stock awarded to George H. Duncan which had not vested as of December 31, 2008 is 400. There were no shares of restricted stock awarded to Joseph M. Winters in 2008

(4)
The amounts reported include a portion of the interest paid on the directors’ accounts under Director Deferred Fee Plan for the year 2008 (7.25%) and the interest paid on the directors’ accounts under Director Incentive Retirement Plan for the year 2008 (12%). The amount reported is the portion of the interest paid on those plans which exceeded 120% of the applicable long-term federal rate (the “above-market interest rate”).

(5)
The amount reported is the amount of dividends paid in 2008 to the directors on the restricted stock awarded under the Smithtown Bancorp Restricted Stock Plan in 2005, 2006 and 2007 and under the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan in 2008. The dividends paid on the restricted stock are the same as the dividends paid on the Bancorp’s Common Shares.

(6)
The amount reported includes the dividends described in footnote (5) above in the amount of $186.00 and compensation received by Mr. Seigerman as an employee of Bank of Smithtown Insurance Agents and Brokers, Inc., a wholly owned subsidiary of the Bank. Mr. Seigerman is employed on a part-time basis. In 2008, he was paid $73,314, inclusive of base salary ($62,307), the cost of health and retirement benefits and reimbursement of a portion of his car expenses ($11,007)

Narrative and Explanation of Footnotes to Director Compensation Table (Table XII)

Directors received an annual retainer of $18,000 paid on a quarterly basis at a rate of $4,500 per quarter in 2008.  The members of the Compensation Committee (other than the chairperson) also received an annual fee of $400.  The members of the Corporate Governance and Nominating Committee (other than the chairperson) also received an annual fee of $400.  Patrick A. Given, as the lead director and chairperson of both the Compensation Committee and Corporate Governance and Nominating Committee received an annual fee of $2,800. The members of the Audit Committee (other than Robert W. Scherdel) received an annual fee of $2,000.  Robert W. Scherdel received a fee of $2,800 as the chairperson of the Audit Committee.  The members of the Bank’s Directors’ Loan Committee, who are not officers of the Bank, also received an annual fee of $5,000. Patricia C. Delaney also received a fee of $1,600 as the secretary of the Board. The total fees paid to each director in 2008 are reported in column (b) of Table XII.

The total amount of director’s fees and other compensation paid during 2008 was $183,733.

All directors (other than Mr. Rock) were awarded restricted stock pursuant to the Smithtown Bancorp Inc. Restricted Stock Plan in 2005, 2006 and 2007.  In 2008, the directors (other than Mr. Rock and Mr. Winters) were awarded restricted stock pursuant to the Smithtown Bancorp, Inc. 2007 Stock Compensation Plan.  Shares awarded to the directors are subject to the same restrictions as those awarded to the Bank’s executive officers under those plans. A description of both plans is included in the Compensation Analysis and Discussion set forth in this proxy statement. In February, 2008, each director was awarded 500 shares of Bancorp common stock pursuant and subject to the 2007 Stock Compensation Plan.  The compensation cost to the Bank for that award is reflected in column (c) of Table XII.

      The Bank established a non-qualified Director Deferred Fee Plan in 2004.  All directors of the Company are eligible to participate in the plan.  Under the plan, directors may elect to defer all or a portion of their fees each year in advance of the beginning of the plan year.  The rate of interest paid by the Bank on the director’s account under the plan is based on the prime rate published in the Wall Street Journal on the first business day of January in each year of the plan.  A director makes a payout election which provides for payment upon termination on a lump sum, five or ten year basis.

The Bank has entered into Director Incentive Retirement Agreements with Mr. Given, Mr. Scherdel, Mr. Schwartz, Mr. Seigerman and Ms. Delaney (the “Agreements).  To be eligible, a director must be less than 62 years of age at the time that he or she becomes a Board member.  The Agreement provides for a contribution up to 25% of the director’s fees to each director’s account based upon the return on equity of the Bancorp from the previous fiscal year.  The earnings on the accounts are based upon the percentage change in the Bancorp’s fair market value common stock price, the actual growth rate, with a guaranteed annual minimum rate of 6% and a maximum rate of 12%.  The director must serve as a director for a period of five years in order to be vested under the Agreement.  Benefits under the Agreements are payable to the director upon normal retirement age (72), early retirement age (between 55 and 72, provided the director has served for ten years), disability, or if there is a change in control of the Bancorp or the Bank.  The director has the option to choose how benefits are paid for normal retirement, early retirement, disability and death.  Benefits are paid in a lump sum or in equal monthly installments over ten years as chosen by the director.

In 2008, the Director Deferred Fee Plan and the Director Incentive Retirement Agreements were amended to incorporate changes necessary to ensure compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.  Those amendments modify the form and timing of distribution elections and do not affect the amount of the benefit that the director is entitled to under each plan.

PART III

ITEM 15.          Exhibits

The exhibits filed as a part of this Form 10-K/A are as follows:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SMITHTOWN BANCORP, INC.
Registrant

Date: August 7, 2009	/s/ BRADLEY E. ROCK
Bradley E. Rock, Chairman, President
and Chief Executive Officer

Date: August 7, 2009	/s/ ANITA M. FLOREK
Anita M. Florek, Executive Vice President
and Chief Financial Officer

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has been  signed  below,  by the  following  persons  on  behalf  of the Registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Rock	August 7, 2009
Bradley E. Rock, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Anita M. Florek	August 7, 2009
Anita M. Florek, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ George H. Duncan	August 7, 2009
George H. Duncan, Director

/s/ Patrick A. Given	August 7, 2009
Patrick A. Given, Director

/s/ Manny Schwartz	August 7, 2009
Manny Schwartz, Director

/s/ Barry M. Seigerman	August 7, 2009
Barry M. Seigerman, Director

/s/ Robert W. Scherdel	August 7, 2009
Robert W. Scherdel, Director

/s/ Patricia C. Delaney	August 7, 2009
Patricia C. Delaney, Director

/s/ Joseph M. Winters	August 7, 2009
Joseph M. Winters, Director

/s/ Hyukmun Kwon	August 7, 2009
Hyukmun Kwon, Director