Form 10-Q
period 2009-06-30
SMITHTOWN BANCORP INC
filed 2009-08-07
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Shares of Common Stock ($.01 Par Value) Outstanding as of  August 7, 2009
14,858,522

SMITHTOWN BANCORP, INC.

INDEX

Exhibit 31.1         Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2         Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32            Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1.  Financial Statements
SMITHTOWN BANCORP, INC.
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)
	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$16,962	$17,205
Federal funds sold	8,257	8,764
Total cash and cash equivalents	25,219	25,969

Term placements	507	507

Securities available for sale, at fair value	245,080	57,698
Securities held to maturity (fair value of $67 and $113, respectively)	66	112
Total investment securities	245,146	57,810

Federal Home Loan Bank Stock	17,168	15,916

Loans	1,970,527	1,688,700
Less: allowance for loan losses	14,109	11,303
Loans, net	1,956,418	1,677,397

Premises and equipment	36,801	32,994
Cash value of company owned life insurance	19,887	19,654
Other real estate owned	6,972	6,972
Goodwill	3,923	3,923
Intangible assets	775	956
Other assets	29,299	23,292
Total assets	$2,342,115	$1,865,390

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits	$128,630	$123,620
Saving, NOW and money market deposits	861,961	548,502
Time deposits of $100,000 or more	405,333	326,073
Other time deposits	387,415	368,742
Total deposits	1,783,339	1,366,937

Other borrowings	326,480	326,480
Subordinated debt	43,322	38,836
Other liabilities	35,588	13,519
Total liabilities	2,188,729	1,745,772

Stockholders' equity:
Preferred stock, par value $.01 per share: Authorized: 1,000,000 and 100,000 shares at June 30, 2009 and December 31, 2008, respectively; no shares issued or outstanding	-	-
Common stock, par value $.01 per share: Authorized: 35,000,000 and 20,000,000 shares at June 30, 2009 and December 31, 2008, respectively; 16,910,386 and 13,851,341 shares issued at June 30, 2009 and December 31, 2008, respectively; 14,858,522 and 11,799,477 shares outstanding at June 30, 2009 and December 31, 2008 , respectively	169	139
Additional paid in capital	81,073	51,947
Retained earnings	84,575	78,302
Less: Treasury stock at cost, 2,051,864 shares	(10,062)	(10,062)
	155,755	120,326
Accumulated other comprehensive loss	(2,369)	(708)
Total stockholders' equity	153,386	119,618
Total liabilities and stockholders' equity	$2,342,115	$1,865,390

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$28,043	$20,703	$53,542	$39,965
Investment securities:
Taxable	843	592	1,706	1,227
Non taxable	147	53	195	111
Term placements	27	-	96	-
Federal funds sold	13	157	30	165
Other	225	205	307	330
Total interest income	29,298	21,710	55,876	41,798

Interest expense:
Savings, NOW and money market deposits	3,520	2,769	6,649	6,119
Time deposits of $100,000 or more	3,282	1,974	6,711	3,770
Other time deposits	3,451	2,753	7,268	5,425
Other borrowings	2,262	1,438	4,486	2,327
Subordinated debt	477	616	993	1,038
Total interest expense	12,992	9,550	26,107	18,679

Net interest income	16,306	12,160	29,769	23,119
Provision for loan losses	1,800	700	3,000	1,500
Net interest income after provision for loan losses	14,506	11,460	26,769	21,619

Noninterest income:
Revenues from insurance agency	953	805	1,875	1,853
Service charges on deposit accounts	551	528	1,118	1,032
Net gain on the sale of investment securities	-	-	522	-
Trust and investment services	194	194	327	376
Increase in cash value of company owned life insurance	117	196	233	394
Other	386	510	902	924
Sub-total	2,201	2,233	4,977	4,579

Other-than-temporary loss:
Total impairment gain (loss)	41	-	41	-
(Gain) loss recognized in other comprehensive loss	(296)	-	(296)	-
Net impairment loss	(255)	-	(255)	-

Total noninterest income	1,946	2,233	4,722	4,579

Noninterest expense:
Salaries and employee benefits	5,241	4,222	10,047	8,217
Net occupancy expense	1,981	1,309	3,780	2,444
Furniture and equipment expense	799	667	1,578	1,324
Amortization of intangible assets	90	106	181	213
Other	3,104	1,487	5,017	2,565
Total noninterest expense	11,215	7,791	20,603	14,763

Income before income taxes	5,237	5,902	10,888	11,435
Provision for income taxes	1,824	1,951	3,859	3,909
Net income	$3,413	$3,951	$7,029	$7,526

Basic earnings per share	$0.26	$0.40	$0.56	$0.77
Diluted earnings per share	$0.26	$0.40	$0.56	$0.77
Cash dividends declared	$0.04	$0.04	$0.08	$0.08
Comprehensive income	$2,308	$3,667	$5,368	$6,274

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(In thousands,  except share amounts)

	Common Shares Outstanding	Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’Equity	Total Comprehensive Income (Loss)
Balance at December 31, 2008	11,799,477	$139	$51,947	$78,302	$(10,062)	$(708)	$119,618
Comprehensive income:
Cumulative effect of change in accounting principle, adoption of FSP FAS115-2 and 124-2, net of tax				312		(312)	-	(312)
Net income				7,029			7,029	7,029
Net change in unrealized gains (losses) on securities available for sale, net of reclassification and tax						(730)	(730)	(730)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and tax						(359)	(359)	(359)
Changes in funded status of retirement plans, net of tax						(260)	(260)	(260)
Total comprehensive income								$5,368
Cash dividends declared				(1,068)			(1,068)
Issuance of shares, net of offering costs	3,000,000	30	28,156				28,186
Warrants associated with subordinated debt issuance, net of cost			484				484
Issuance of shares for employee stock ownership plan	20,920		300				300
Stock awards vested			186				186
Stock awards granted	38,125

Balance at June 30, 2009	14,858,522	$169	$81,073	$84,575	$(10,062)	$(2,369)	$153,386

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

For the six months ended June 30,	2009	2008
Cash flows from operating activities
Net income	$7,029	$7,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	1,981	1,406
Provision for loan losses	3,000	1,500
Net gain on investment securities	(522)	-
Other than temporary net impairment loss on securities	255	-
Net increase in other liabilities	2,353	324
Net increase in other assets	(2,198)	(2,031)
Net increase in deferred taxes	(3,127)	(2,568)
Amortization of unearned restricted stock awards	180	131
Increase in cash surrender value of company owned life insurance	(233)	(394)
Amortization of investment security premiums and (accretion) of discount	849	(108)
Amortization of intangible assets	181	213
Cash provided by operating activities	9,748	5,999

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	66,439	34,169
Proceeds from calls, repayments and maturities of held-to-maturity securities	46	215
Purchases of available-for-sale securities	(237,036)	(46,129)
Purchases of restricted securities	(2,041)	(14,447)
Redemptions of restricted securities	789	2,927
Loans made to customers, net	(281,827)	(370,029)
Purchases of premises and equipment	(5,788)	(5,302)
Cash used in investing activities	(459,418)	(398,596)

Cash flows from financing activities
Net increase in demand, money market, NOW and savings deposits	318,469	24,064
Increase in time deposits	97,933	97,852
Cash dividends paid	(946)	(785)
Federal Home Loan Bank term advances	-	240,000
Net increase in overnight borrowings	-	13,375
Proceeds from subordinated debt and warrant issuance	5,000	20,000
Net proceeds from common stock issuance	28,464	-
Cash provided by financing activities	448,920	394,506

Net (decrease) increase in cash and cash equivalents	(750)	1,909
Cash and cash equivalents, beginning of period	25,969	17,455
Cash and cash equivalents, end of period	$25,219	$19,364

Supplemental Information - Cash Flows:
Cash paid for:
Interest	$26,010	$17,946
Income taxes	4,541	4,545

Schedule of noncash activities
Issuance of common stock to employee stock ownership plan	$300	$250
Issuance of common stock to 2007 stock compensation plan	547	460
Increase in due to broker	19,716	-

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except share and per share data)

Note 1  –  Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc., a New York-chartered bank holding company with one direct wholly-owned subsidiary, Bank of  Smithtown (or the Bank), a New York-chartered commerical bank, and three other direct wholly owned subsidiaries, Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities.  Bank of Smithtown has three wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc. and BOS Preferred Funding Corporation.

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2009.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position and its results of operations for the periods presented.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of those that may be expected for the year ending December 31, 2009.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Note 2 – Earnings Per Common Share

The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities.  As such, earnings per share is computed using the two-class method as required by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1.  Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities.  Diluted earnings per common share includes the dilutive effect of the additional potential issuance of common shares from stock-based compensation plans and warrants to purchase common shares, but excludes awards considered participating securities.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Basic
Distributed earnings allocated to common stock	$471	$390	$941	$781
Undistributed earnings allocated to common stock	2,923	3,541	6,051	6,711
Net earnings allocated to common stock	$3,394	$3,931	$6,992	$7,492

Weighted average common shares outstanding, including shares considered participating securities	13,216,764	9,838,819	12,530,304	9,832,896
Less: weighted average participating securities	(73,974)	(48,411)	(66,812)	(44,059)
Weighted average shares	13,142,790	9,790,408	12,463,492	9,788,837
Basic earnings per common share	$0.26	$0.40	$0.56	$0.77

Diluted
Net earnings allocated to common stock	$3,394	$3,931	$6,992	$7,492
Weighted average common shares outstanding for basic earnings per common share	13,142,790	9,790,408	12,463,492	9,788,837
Add: Dilutive effect of warrants issued to purchase common stock	268	-	134	-
Weighted average shares and dilutive potential common shares	13,143,058	9,790,408	12,463,626	9,788,837
Diluted earnings per common share	$0.26	$0.40	$0.56	$0.77

Dividends of $5 and $4 were paid on unvested shares with non-forfeitable dividend rights for the first six months of 2009 and 2008, respectively, none of which was included in net income as compensation expense as all awards are expected to vest.  The Company’s adoption of FSP EITF 03-6-1 had no effect on basic and diluted earnings per common share for the three and six month periods ending June 30, 2008.

Note 3 – Stock-Based Compensation

The Board of Directors determines restricted stock awarded under the 2007 Stock Compensation Plan (“Stock Compensation Plan”).  During the first six months ended June 30, 2009 and 2008, the Board of Directors elected  to grant restricted stock awards of  38,125 and 22,000 shares, respectively.  Shares were issued in 2009 and 2008 at an average price of $14.34 and $20.89 per share, respectively.

The Bank recognizes compensation expense for restricted stock awards over the vesting period, or remaining service period, if shorter, based on the fair market value of the shares on the date they are awarded.  The vesting period is generally five years with 20% vesting annually on December 31 for each of the first five years after the award is made.  Compensation expense attributed to restricted stock awards was $73 and $180 for the three and six months ended June 30, 2009, respectively, and $65 and $131 for the three and six months ended June 30, 2008, respectively. The income tax benefits resulting from this expense for the three and six months ended June 30, 2009 were $26 and $65, respectively, and for the three and six months ended June 30, 2008 were $22 and $45, respectively.

As of June 30, 2009 and 2008, there was approximately $1,129 and $899 of unrecognized compensation costs related to nonvested retricted shares.  These costs  are expected to be recognized over a period of 4.5  years and 3.5 years, respectively.

A summary of the status of the Company’s nonvested  restricted shares as of June 30, 2009 is as follows:

		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	35,849	$21.42
Granted	38,125	14.34
Vested	-	-
Nonvested at end of period	73,974	$17.77

The fair value of nonvested restricted shares at June 30, 2009 was $946.

Note 4– Post Retirement Benefits

The Bank sponsors post-retirement medical and life insurance plans for a closed group of prior employees.  The following table details the interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the comparable three and six month periods.

For the Three Months Ending

		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
June 30, 2009	$3	$8	$3	$8
June 30, 2008	3	8	3	8

For the Six Months Ending

		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
June 30, 2009	$6	$16	$6	$16
June 30, 2008	6	16	6	16

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2009 and 2008, other than to fund the payments for the benefits.

The Bank adopted  nontax-qualified Executive and Director Incentive Retirement Plans.  While these plans are funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the accruals during the service period.  Benefits under the Incentive Retirement Plans are based solely on the amounts contributed by the Bank.  The Bank’s expense for these plans was $94 and $190 for the three and six month periods ended June 30, 2009, respectively, and $90 and $180 for the three and six month periods ended June 30, 2008, respectively.

The Bank has a supplemental life insurance plan for most members of management, with life insurance policies serving as the primary income source for the benefits accrued during the participants’ service period.  The benefit provides post retirement life insurance up to a maximum of two and one-half times annual salary.  In accordance with EITF Issue No. 06-4, the Bank has recorded a liability representing the cost of maintaining this insurance during the expected retirement period. This cost is expensed over  the service period.  The Bank’s expense for these plans was $10 and $21 for the three and six month periods ended June 30, 2009, respectively, and $12 and $25 for the three and six month periods ended June 30, 2008, respectively. At June 30, 2009 and 2008, the combined cash value of these insurance policies was $7,827 and $7,611.

During 2004 the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer.  Life insurance policies were purchased for the purpose of serving as the primary income source for the accruals during the service period.    A liability has been accrued for the obligation under this plan of $2,403 as of June 30, 2009. The Bank’s expense for these plans was $193 and $355 for the three and six month periods ended June 30, 2009, respectively, and $116 and $233 for the three and six month periods ended June 30, 2008, respectively.

Note 5 - Subordinated Debentures

In 2003 a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033.  The securities bear interest at 3 month London Interbank Offering Rate (“LIBOR”) plus 2.99%.  The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust.  The Company may redeem the subordinated debentures, in whole or in part, on any interest payment date after October 8, 2008.

In 2006 an additional trust formed by the Company issued $7,000 of floating rate trust preferred securities as part of a pooled offering of such securities due June 30, 2036.  These securities bear interest at 6.53% for the initial five year term and thereafter at 3 month LIBOR plus 1.43%.  The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust.  The Company may not redeem any part of the subordinated debentures prior to the initial call date of June 30, 2011.

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

On June 29, 2009, the Bank issued $5,000 of fixed rate subordinated notes due July 1, 2019; the notes bear interest at 11%. The Bank, subject to obtaining prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the Superintendent of the New York Department of Banking (the “Superintendent”), may redeem the subordinated notes, in whole or in part, on any interest payment date beginning on July 1, 2014.

Note 6 – Warrants

On June 29, 2009 the Company issued a Warrant for Common Shares (“Warrant”) to each purchaser of subordinated notes issued by the Bank on June 29, 2009.  The Company issued a total of 125,000 Warrants which may not be exercised until June 29, 2010 and if not exercised are void after June 29, 2016.  The Warrants are exercisable at $11.50 per share.  The Warrants were valued using the Black-Scholes model adjusted to take into account dividends paid on the underlying securities.  The fair value of the Warrants was recorded as an increase to additional paid in capital.

Note 7 – Fair Value

Statement of Financial Accounting Standards (“SFAS”) No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following table.

		Fair Value Measurements at Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
June 30, 2009
Available for sale securities	$245,080	$-	$238,790	$6,290

Financial Assets
December 31, 2008
Available for sale securities	$57,698	$-	$48,955	$8,743

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2009:

Investment Securities Available for Sale
Three months ended June 30, 2009
Balance of recurring Level 3 assets at April 1, 2009	$7,812
Total gains or losses (realized/unrealized):
Included in earnings - unrealized	(255)
Included in other comprehensive income	(1,267)
Balance of recurring Level 3 assets at June 30, 2009	$6,290

Six months ended June 30, 2009
Balance of recurring Level 3 assets at January 1, 2009	$8,743
Total gains or losses (realized/unrealized):
Included in earnings - unrealized	(255)
Included in other comprehensive income	(2,192)
Principal pay down	(6)
Balance of recurring Level 3 assets at June 30, 2009	$6,290

Assets measured at fair value on a non-recurring basis are summarized below in the following table.

		Fair Value Measurements at Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2009
Impaired loans	$2,855	$-	$-	$2,855

December 31, 2008
Impaired loans	$2,334	$-	$-	$2,334

Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $3,231, with a valuation allowance of $376, resulting in no additional provision for loan losses for the six month period ended  June 30, 2009.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are provided in the following table.

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$16,962	$16,962	$17,205	$17,205
Federal funds sold	8,257	8,257	8,764	8,764
Term placements	507	507	507	507
Securities available for sale	245,080	245,080	57,698	57,698
Securities held to maturity	66	67	112	113
FHLB Stock	17,168	N/A	15,916	N/A
Loans, net	1,970,527	1,962,297	1,688,700	1,678,539
Accrued interest receivable	10,428	10,428	8,232	8,232

Financial liabilities
Deposits	1,783,339	1,796,587	1,366,937	1,371,934
FHLB advances and other borrowings	326,480	341,597	326,480	351,412
Subordinated debt	43,322	43,322	38,836	38,836
Accrued interest payable	4,425	4,425	4,205	4,205

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

Borrowings and subordinated debt: The estimated fair value of borrowed funds and subordinated debt is based on the discounted value of contractual cash flows using interest rates currently in effect for borrowings with similar maturities and collateral requirements.

Accrued interest receivable and payable: For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

The fair value of off-balance sheet items including loan commitments, unused lines of credit, and letters of credit is not material.

Note 8 – Loans

 Loans as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Real estate loans
Construction	$398,769	$390,067
Commercial	903,630	760,125
Residential:
1-4 family	218,904	183,632
Multi family	399,016	304,938
Total	617,920	488,570
Commercial and industrial loans	51,862	51,630
Loans to individuals for household, family and other personal expenditures	1,549	2,004
All other loans (including overdrafts)	767	403
Total loans, gross	1,974,497	1,692,799
Less:
Deferred fees	3,970	4,099
Allowance for loan losses	14,109	11,303
Loans, net	$1,956,418	$1,677,397

Individually impaired loans were as follows:
	June 30,	December 31,
	2009	2008
Loans with no allocated allowance for loan losses	$19,661	$799
Loans with allocated allowance for loan losses	4,256	1,853
Total	$23,917	$2,652

Impaired loans at June 30, 2009 and December 31, 2008 were $23,917 and $2,652, respectively. The amount of the allowance for loan losses allocated to these loans was $940 and $318. The average recorded investment in impaired loans during the six months ended June 30, 2009 and 2008 was $15,942 and $340, respectively.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectability of principal or interest. Any payments received on impaired loans would first be applied to principal outstanding and then to accrued interest.

At June 30, 2009 and 2008, loans with unpaid principal balances on which the Bank is no longer accruing interest were $9,292 and $313, respectively. At June 30, 2009 and 2008, there were $20,292 and $2,488 of loans past due 90 days or more and still accruing interest.

A summary of information concerning interest income on nonaccrual loans at June 30 follows:

	2009	2008
Gross interest income which would have been recorded during the year under original contract terms	$257	$14
Gross interest income recorded during the year	71	10

Nonaccrual loans and loans past due 90 days or more and accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 9 – Investment Securities

The following table summarizes the amortized cost, unrealized gains, unrealized losses and estimated fair value of the available-for-sale and held-to-maturity investment securities at June 30, 2009 and December 31, 2008.

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
Available for Sale
U.S. Government sponsored entities and agencies	$18,316	$69	$(34)	$18,351
State and political subdivisions	50,075	61	(831)	49,305
Mortgage-backed securities - residential	162,966	1,416	(294)	164,088
Collateralized mortgage obligations	4,547	19	-	4,566
Collateralized debt obligations	3,046	-	(1,703)	1,343
Equity securities	2,480	-	-	2,480
Other securities	7,085	-	(2,138)	4,947
Total available for sale securities	$248,515	$1,565	$(5,000)	$245,080

Held to maturity
State and political subdivisions	$66	$1	$-	$67

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008
Available for Sale
U.S. Government sponsored entities and agencies	$18,982	$144	$(117)	$19,009
State and political subdivisions	4,629	22	(16)	4,635
Mortgage-backed securities - residential	22,780	96	(45)	22,831
Collateralized debt obligations	2,821	-	(578)	2,243
Equity securities	2,480	-	-	2,480
Other securities	7,102	-	(602)	6,500
Total available for sale securities	$58,794	$262	$(1,358)	$57,698

Held to maturity
State and political subdivisions	$112	$1	$-	$113

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Actual maturities can be expected to differ from contractual maturities due to prepayment or call privileges of the issuer.

	June 30, 2009
		Estimated
	Amortized	Fair
	Cost	Value
Available for sale
Within one year	$900	$906
One to five years	10,016	9,724
Five to ten years	25,531	25,098
After 10 years	212,068	209,352
Total	$248,515	$245,080

Held to maturity
Within one year	$33	$33
One to five years	33	34
Total	$66	$67

The following table summarizes the investment securities with unrealized losses at June 30, 2009  and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2009
Available for Sale
U.S. Government sponsored entities and agencies	$4,966	$(34)	$-	$-	$4,966	$(34)
State and political subdivisions	39,711	(831)	-	-	39,711	(831)
Mortgage-backed securities - residential	39,904	(294)	-	-	39,904	(294)
Collateralized debt obligations	-	-	1,343	(1,703)	1,343	(1,703)
Other securities	3,151	(1,849)	1,796	(289)	4,947	(2,138)
Total available for sale securities	$87,732	$(3,008)	$3,139	$(1,992)	$90,871	$(5,000)

December 31, 2008
Available for Sale
U.S. Government sponsored entities and agencies	$-	$-	$4,883	$(117)	$4,883	$(117)
State and political subdivisions	929	(16)	-	-	929	(16)
Mortgage-backed securities - residential	3,436	(26)	8,491	(19)	11,927	(45)
Collateralized debt obligations	-	-	1,417	(578)	1,417	(578)
Other securities	4,600	(400)	1,900	(202)	6,500	(602)
Total available for sale securities	$8,965	$(442)	$16,691	$(916)	$25,656	$(1,358)

At June 30, 2009 and 2008, there were no holdings of securities of any one issuer, other than U.S. Government sponsored enities and agencies, in an amount greater than 10% of stockholders’ equity.

Proceeds from sales and calls of securities available for sale were $46,904 and $27,315 for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $522 were realized on sales during the first six months of 2009.  There were no gross gains in 2008 and no gross losses in 2009 and 2008.

Proceeds from calls of securities available for sale were $11,176 and $1,539 for the three months ended June 30, 2009 and 2008, respectively. There were no gross gains or gross losses during the second quarter of 2009 and 2008.

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20,  Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its estimated fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s investment security portfolio had $90,871 in an unrealized loss position. $84,581 of unrealized losses are related to the Company’s mortgage-backed securities, US government sponsored entities and agencies and state and  political subdivisions. $6,290 of the unrealized loss positions are related to the Company’s collateralized debt obligations and other securities. At June 30, 2009, all mortgage-backed securities including collateralized mortgage obligations (“CMOs”) held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Government National Mortgage Association (Ginnie Mae), Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. State and political subdivision securities are upper medium  investment grade or higher rated and most are insured.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

The Company’s unrealized losses on collaterized debt obligations and other securities relate to its investment in two pooled trust preferred securities, one single issuer trust preferred security and one corporate bond.

The following table presents the book value, gross unrealized loss and estimated fair value for the corporate bond held by the Company at June 30, 2009.

	Book Value	Gross Unrealized Loss	Estimated Fair Value
Columbia Financial Capital Trust I Note	$2,085	$(289)	$1,796

The following table presents detailed information for each trust preferred security held by the Company at June 30, 2009.

Issuer	Single Issuer or Pooled	Class	Book Value	Gross Unrealized Loss	Estimated Fair Value	Credit Rating	Number of Paying Banks in Issuance	Deferrals and Defaults as % of Collateral	Excess Subordination as a Percent of Paying Collateral
Fairfield County Bank Trust Preferred	Single	-	5,000	(1,849)	3,151	NA	1	None	-

Trust Preferred Funding III LTD Series 144A	Pooled	B-2	1,867	(1,029)	838	Ca/CC	27	12.95%	(15.3)%

Trust Preferred Funding I	Pooled	B	1,179	(674)	505	Caa3/CCC	15	34.66%	(29.1)%
Total			8,046	(3,552)	4,494

The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

Our analysis of the two pooled  investments falls within the scope of EITF 99-20. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Upon completion of the June 30, 2009 analysis, our model indicated other-than-temporary impairment on both of these securities, both of which experienced additional defaults or deferrals during the period. These two securities had OTTI losses of $877, of which $255 was recorded as expense and $622 was recorded in other comprehensive income, gross of tax. These two securities remained classified as available for sale at June 30, 2009, and  together, the four securities above accounted for all of the unrealized loss in the collateralized debt obligation and other securities categories at June 30, 2009.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2009.

Beginning balance, April 1, 2009	$-
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	127
Additions/Subtractions
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	128
Ending balance, June 30, 2009	$255

Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment charges of $865 for various securities. The Company adopted FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, effective April 1, 2009 and reversed $312, net of tax of $175, for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $312, net of tax of $175, as of April 1, 2009.   As a result of implementing the new standard, the amount of OTTI recognized in income for the period was $255, gross of tax. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $900, gross of tax.

Note 10 – Subsequent Events

On July 27, 2009, the Bank issued $14,000 of fixed rate subordinated notes due July 1, 2019. The notes bear interest at 11%. The Bank, subject to obtaining prior approval of the Federal Deposit Insurance Corporation (“FDIC”) and the Superintendent of the New York Department of Banking (“Superintendent”), may redeem the subordinated notes, in whole or in part, on any interest payment date beginning on July 1, 2014. On the same date, the Company issued a Warrant for Common Shares (“Warrant”) to each purchaser of subordinated notes issued by the Bank. The Company issued 350,000 Warrants, which may not be exercised until June 29, 2010 and if not exercised are void after June 29, 2016. The Warrants are exercisable at $11.50 per share.  The net value of the warrants will be an increase to additional paid in capital.  The net proceeds from the debt offering and warrants issued will be used to support the Company’s planned deposit and loan growth. These financial statements consider events that occurred through August 7, 2009, the date the financial statements were issued.

Item 2. -  Management’s Discussion and Analysis of Financial Plan and Results of Operations
(In thousands, except share and per share data)

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that, such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by the Company or with the Company’s approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of the Company’s plans, objectives and expectations or those of its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

-	Our ability to continue to increase and manage our commercial, residential and multi-family real estate loans and commercial and industrial loans
-	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact
-	Changes in the level of non-performing assets and charge-offs
-	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements
-	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board
-	Inflation, interest rate, securities market and monetary fluctuations, including changes in the interest rate yield curve
-	Political instability
-	Acts of war or terrorism
-	The level of future deposit premium assessments
-	Possible impairments of securities held by us, including those issued by government entities and agencies
-	The impact of the current financial crisis on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities
-	Our ability to raise capital to fund our growth plans
-	The impact of the current governmental effort to restructure the U.S. financial and regulatory system
-	The impact of new consumer and borrower protection legislation
-	Our ability to recruit new personnel and integrate such persons into our operations to support our growth plan
-	The timely development and acceptance of new products and services and perceived overall value of these products and services by users

-	Our ability to continue to rely on a limited number of senior executives, including our chief executive officer
-	Changes in consumer spending, borrowings and savings habits
-	Changes in the financial performance and/or condition of the Company’s borrowers
-	Technological changes
-	Acquisitions and integration of acquired businesses
-	The ability to increase market share and control expenses
-	Changes in the competitive environment among financial holding companies and other financial service providers, including the emergence of new loan and deposit competitors
-	The quality and composition of the Company’s investment portfolio
-	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply
-
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters

-	Changes in the Company’s organization, compensation and benefit plans
-
The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews

-	Greater than expected costs or difficulties related to the opening and/or operation of new branch offices or the integration of new products and lines of business, or both
-	The impact of developments in the secondary market impacting our loan pricing
-	The impact of changes in the financial services industry on our local marketplace
Our success in originating and managing loans ranging in size from $2 million to $20 million
-	The Company’s success at managing the risk involved in the foregoing items

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Overview

A summary of the Company’s financial highlights for the second quarter of  2009 follows:

-Continued growth in the Company’s loans and deposits totaling $147,342 and $113,332, respectively
-Net income for the quarter and the year to date of $3,413 and $7,029, respectively
-Net interest margin of 3.06% for the quarter, up thirty basis points from 2.76% in the first quarter of 2009
-The successful public issuance of $30,000 in common stock
-The sale of $5,000 in subordinated notes by the Bank and the related  issuance of 125,000 warrants to purchase Company common stock

For the second quarter of 2009 we experienced a slight decline in net income from the first quarter and a 16.13% reduction in basic and diluted earnings per share (EPS) from $.31 per share for the first three months of the year to $.26 for the second  three months.  This reduction in EPS was primarily due to an increased number of outstanding common shares resulting from  a public offering of the Company’s common stock during  the second quarter of 2009.   Revenue increased  during the second quarter as a result of  8.08% loan growth  and 143.10% securities growth funded from existing overnight investments and term placements as well as deposit growth.  Growth within the loan portfolio continued to trend similarly to that during the first quarter of 2009 and the year 2008, with a majority of the funding  in multi-family mortgage loans, residential mortgages, commercial mortgages and first lien home equity lines of credit.  The average yield on the loan portfolio increased slightly from 5.89% during the first quarter of 2009 to 5.90% for the second quarter.  Security purchases included government sponsored entity and  agency mortgage-backed securities and New York municipal securities.  Deposit growth was strong during the second quarter as the Company’s six newest branches opened last year and earlier this year continued to attract new customers.  The growth in total deposits for the quarter  totaled $113,332, an  increase of 6.79% over the prior quarter.  While the downturn in the economy may be showing signs of slowing, we continue to capitalize on the strengths of our bank relative to the competition.   The strongest category of deposit growth during the quarter was in the savings, NOW and money market accounts, continuing the trend from the prior quarter.  This segment of deposits grew by $148,796, or 20.86%.  The Company’s cost of funds benefitted from both the change in mix and repricing of maturing time deposits to current lower rates.  The cost of deposits for the quarter was 2.39%, down from 2.74% in the prior quarter.

The Company successfully completed a $30,000  public offering of common stock resulting in net proceeds, after estimated offering expenses, of $28,183.  Subsequent to the equity offering the Bank issued $5,000 of subordinated notes and the Company issued 125,000 warrants to purchase common shares.  The net proceeds of the subordinated notes after estimated offering expenses totaled $4,736.  The warrants had a net estimated value of $484 reflected as an increase to additional paid in capital.  The net proceeds from the equity and debt offerings will be used to support our continued deposit and loan growth.

Comparison of Financial Position at June 30, 2009 and December 31, 2008

Total assets at June 30, 2009 were $2,342,115, an increase of $476,725, or 25.56%, from the prior year end.  The largest segment of assets remains the loan portfolio, which represented 84.13% and 90.53% of total assets as of June 30, 2009 and December 31, 2008, respectively.  Loan growth for the first six months trended toward more permanent residential and commercial real estate fundings, rather than construction funding, which continues to represent a smaller percentage of total loans.  Total residential loans including 1-4 family homes as well as multi-family homes represented 31.30% of the loan portfolio at June 30, 2009 as compared to 28.86% at December 31, 2008. Total commercial real estate loans represented 45.75% of the loan portfolio at June 30, 2009 as compared to 44.91% at December 31, 2008.  The growth in this segment of the portfolio for the second quarter of 2009 and year to date was $88,349 and $143,505, respectively. Average loan to value ratios within the 1 to 4 family mortgage loans, the multi-family mortgages and the commercial mortgages as of June 30, 2009 were 47.95%, 64.15% and 53.35%, respectively. The properties that secure these loans are located throughout Long Island, and the five boroughs of New York City, where price depreciation has not been as much as has been witnessed in other parts of the country. All loan to value ratios are based on original appraisals at the time of origination with the exception of loans with updated appraisals due to a possible change in the loans’s credit quality.  Please see note 8 to the consolidated financial statements in this report for a further breakout of the major loan categories at June 30, 2009 and December 31, 2008.

Investment securities increased by 324.09% from December 31, 2008 to June 30, 2009. Purchases included a combination of Government sponsored entity and agency  fixed rate pass through mortgage backed securities and CMOs as well as New York municipal securities.  Mortgage related and municipal security purchases for the three month period ended June 30, 2009 totaled $107,596 and $44,680, respectively.  Mortgage related security purchases were predominatedly 5.5% and 6% coupons with estimated average lives of less than 3 years at the time of purchase providing a steady stream of monthly cash flow.  Municipal purchases were completed with maturities ranging from 2 to 15 years with an average tax equivalent (TE) yield to maturity of approximately 5%. Several Government sponsored entity and agency bonds were called during the quarter totaling $10,989.

Federal funds sold and term placements totaled $8,764 at June 30, 2009 and $9,271 at December 31, 2008.  While these balances did not change materially from the prior year end to the current reporting period,  they were reduced significantly during the second quarter of 2009 from a high of $136,851 at March 31, 2009. With yields on these overnight and short term investments hovering near zero, the reduction in these balance sheet categories with the simultaneous increase in investment securities aided  in the significant 30 basis point increase in net interest margin for the second quarter.

Bank premises and equipment increased by $3,807, or 11.54%, from December 31, 2008 to June 30, 2009.  This was a result of the completion and opening of 2 new branches, in Port Jefferson, Long Island  and Chelsea, New York City as well as the construction in progress of many additional future branch sites.  Currently there are nine new branch projects under development that are expected to open in the next twelve months.   Management constantly strives to obtain low cost, stable sources of funding which it has achieved through an expanding branch network, and for that reason continues to explore all viable opportunities. However, opportunities for good branch locations are not always available.

The primary driver of asset growth has been  increased deposits.  For the six months ended June 30, 2009 deposits grew by $416,402, or 30.46%.  Savings, NOW and money market deposits produced the largest growth representing 75.28% of  total year to date deposit growth.  This category now equals 48.33% of the total deposit portfolio.  Demand deposits decreased to a 7.21% level from 9.04% and certificates of deposit decreased to 44.45% from 50.83% of total deposits at year end 2008.  The cost of interest bearing deposits decreased from the first quarter of 2009 to the second quarter of 2009 from 2.95% to 2.57%.    Other borrowings remained at the December 31, 2008 level of $326,480.  Subordinated debt increased to $43,322 at June 30, 2009 from $38,836 at the prior year end as the result of the Bank issuing $5,000 in fixed rate subordinated notes.  Other liabilities increased from $13,519 to $35,588 primarily due to an increase in accrued expenses including federal and state taxes payable, an increase in the reserve for supplemental executive retirement benefits, a reserve for the FDIC special assessment to be collected on September 30, 2009, and a payable due to the Company’s brokers for investment security purchases settling in July 2009 in the amount of $19,716.

Stockholders’ equity increased by $33,768, or 28.23%, the result of the net proceeds of the equity offering of $28,186, net income of $7,029, the net fair value of warrants issued to purchase common stock of $484 offset by other comprehensive loss of $1,349 due primarily to the increase in temporary impairment of certain investment securities, the issuance of common shares for the Company’s ESOP Plan and awards vested under the Company’s Stock Compensation Plan of 2007 of $486 and dividends declared to shareholders of $1,068.

The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%.  As of June 30, 2009, the most recent notification from the corresponding regulatory agency has categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  As of June 30, 2009, the Company’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets capital ratios were 11.64%,10.60% and 8.49%, well above these minimum guidelines.  The Company’s year to date return on average equity was 10.78% and year to date return on average assets was .66%.

Asset Quality

The following table presents information regarding our allowance for loan  losses:

	2009	2008
Beginning balance	$11,303	$8,250

Less charge-offs:
Commercial and industrial loans	240	-
Loans to individuals for household, family and other personal expenditures	37	16
All other loans (including overdrafts)	55	31
Total charge-offs	332	47
Recoveries	138	46
Net charge-offs	194	(1)
Provision charged to current expense	3,000	1,500
Balance at June 30	$14,109	$9,749

Allowance for loan losses to loans	0.72%	0.72%
Net charge-offs to average loans	0.01%	-%

The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balance, specific reserves that need to be maintained for internally classified loans, and other factors.  Management believes the allowance for loan losses is adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.   As of June 30, 2009 the Company had $79 in troubled debt restructures.

	At June 30,	At December 31,
	2009	2008
Non-accrual loans:
Real estate loans, construction	$8,249	$1,341
Real estate loans, residential	328	328
Commercial and industrial loans	707	178
All other loans (including overdrafts)	8	6
Total non-accrual loans	$9,292	$1,853

Loans greater than 90 days delinquent and still accruing:
Real estate loans, construction	$8,484	$2,261
Real estate loans, other:
Commercial	1,959	1,131
Residential	9,325	15
Commercial and industrial loans	524	-
Total accruing loans past due 90 days or more	$20,292	$3,407
Total nonperforming loans	$29,584	$5,260

Other nonperforming assets:
Other real estate owned	$6,972	$6,972
Total nonperforming assets	$36,556	$12,232

Total nonperforming loans to total loans	1.50%	.31%
Total nonperforming assets to total assets	1.56%	.66%
Allowance for loan losses to total nonperforming loans	47.69%	214.89%

Loans past due 90 days or more remain on accrual status if they are both well secured and in the process of collection.  All other loans 90 days or more past due or loans where management has serious doubts about further collectability of principal or interest, even though the loan is currently performing, are placed on nonaccrual status. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans generally is applied against principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The following table sets forth the allocation of the Company’s allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable, net, at the date indicated.  The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.  The level of unallocated reserves was arrived at after an in depth analysis of the unique characteristics of the Company’s portfolio.  Factors such as the high growth rate of the portfolio over the past several years, the historical performance of the portfolio including delinquencies, net charge-off ratios and the level of nonperforming loans have been considered in determining the level of unallocated reserves.  Additional factors including local economic conditions, loan concentrations, and the experience level of lending staff, all contribute to the final determination of the unallocated portion of the allowance.

	2009
	Amount	% of Total Loans
Commercial	$1,533	2.63%
Real estate	11,408	97.25
Consumer and other	119	0.12
Unallocated	1,049

Total at June 30,	$14,109	100.0%

Nonperforming loans increased during the first six months of 2009 from $5,260 to $29,584 and now represent 1.50% of total loans as compared to .31% at December 31, 2008.  This ratio compares to 3.02%  representing the March 31, 2009 FDIC peer group ratio of 316 banks in the nation with assets from $1 billion to $3 billion.  Over 83% of nonperforming loans are represented by six loans.  One of these six, a single family home loan in the amount of $7,951 secured with a first mortgage on property valued at $10,300, is in the process of foreclosure and is expected to take an extended period of time to collect.  Another in the amount of $8,000 is secured with a first mortgage on property valued at $19,000 which has been placed in foreclosure but is expected to self correct within thirty days.  Three of these loans totaling $7,393 are secured by real estate with appraised values totaling $13,505.  One loan in the amount of $1,341 is secured by real estate re-appraised at $1,300.  Management has established a specific reserve on this loan in the amount of $230.

Our 30-89 day past due category of loans increased to $19,941 at June 30, 2009, a 131% increase from $8,632 at December 31, 2008.  This delinquent loan category represents fifteen loans.The holdover from the previous period, a commercial mortgage in the amount of $1,423, continues to reduce its delinquency and is expected to be fully current within sixty days.  One of the new loans is a land acquisition loan in the amount of $5,699 secured with a first mortgage on property appraised at $8,000.  Settlement to bring it current in all respects is expected within thirty days.  A second loan which is a commercial mortgage in the amount of $8,252 secured with property valued at $11,350 is expected to self correct within 30 days. A third loan is a construction loan in the amount of $2,177 on property valued at $3,900 which has some minor litigation issues.  The remaining loans in this category are either relatively minor and/or are not expected to require any substantial reserves by the Company.

At June 30, 2009 and December 31, 2008, the Company had a total of $502,110 and $495,728 in interest only mortgage loans. These loans pose a potentially higher credit risk because of the lack of principal amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Offsetting credit quality  trends has been a shift in the mix of the loan portfolio to permanent residential and commercial mortgages from construction lending. Residential and commercial mortgages comprised 77.05% of total loans at June 30, 2009 compared to 73.77% at December 31, 2008. Construction loans made up 20.20% of total loans at June 30, 2009 compared to 23.04% at December  31, 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Net income for the six months ended June 30, 2009 was $7,029 compared to $7,526 for the comparable period in 2008, a decrease of 6.60%. The primary reason for the decline in net income was the increased accrued expense for the FDIC special assessment to be collected on September 30, 2009.  This special assessment of $1,076  plus  the Company’s normal quarterly assessment totaled $1,722, an increase over the assessment for the second quarter of 2008 of $1,556 or 939.28%.   Also contributing to the decreased net income for the first six months of 2009 as compared to the same period in 2008 is the increased provision for loan losses.  This increased provision was the result of the growth in the loan portfolio coupled with increased nonperforming and past due loans resulting from the economic downturn.

The Company’s primary driver of  net income remains net interest income which, despite an eighty four basis point drop in net interest margin for the first six months of 2009 as compared to the same period in 2008, increased by $6,650 due to growth in interest earning assets.  Another positive trend has been the upward movement of net interst margin from the end of the first quarter of 2009 to June 30, 2009 in the amount of thirty basis points, primarily the result of the reallocation of excess cash into investment securities.

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

AVERAGE  BALANCE SHEET AND YIELD ANALYSIS

	For the Six Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$96,895	$1,706	3.52%	$48,918	$1,227	5.02%
Nontaxable	10,662	300	5.63	5,859	171	5.84
Total investment securities	107,557	2,006	3.73	54,777	1,398	5.10

Loans	1,820,570	53,542	5.89	1,153,028	39,965	6.94
Federal funds sold	39,026	30	0.16	16,147	165	2.02
Term placements	50,010	97	0.39	-	-	-
Other interest-earning assets	24,278	307	2.54	9,022	330	7.36
Total interest-earning assets	2,041,441	55,982	5.49	1,232,974	41,858	6.80
Noninterest-earning assets	97,163			80,593
Total assets	$2,138,604			$1,313,567

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
Savings, NOW and money market deposits	$708,502	$6,649	1.89%	$475,536	$6,119	2.59%
Time deposits	805,077	13,979	3.50	435,343	9,195	4.25
Total interest-bearing deposits	1,513,579	20,628	2.75	910,879	15,314	3.38

Federal Home Loan Bank borrowings	326,853	4,486	2.77	170,693	2,327	2.74
Subordinated debt	38,888	993	5.11	31,514	1,038	6.55
Total interest-bearing liabilities	1,879,320	26,107	2.80	1,113,086	18,679	3.37
Noninterest-bearing liabilities:
Demand deposits	115,567			106,431
Other liabilities	13,304			8,311
Total liabilities	2,008,191			1,227,828
Stockholders' equity	130,413			85,739

Total liabilities & stockholders’ equity	$2,138,604			$1,313,567

Net interest income/interest rate spread		29,875	2.69%		23,179	3.43%

Net interest earning assets/net interest margin	$162,121		2.92%	$119,888		3.76%

Less: Tax equivalent adjustment		106			60

Net interest income		$29,769			$23,119

During 2008, the greatly increased volume of interest earning assets was largely offset by decreased yields on those assets. During  2008, the Federal Reserve Bank reduced the target federal funds rate by 400 basis points with a corresponding drop in the prime rate. With an average balance of $440,996 in floating prime rate loans during 2008, the interest income for the first six months of 2009 was also greatly reduced putting downward pressure on the net interest margin.  Another negative impact on the margin during the first six months of 2009 was the increased average balances in federal funds sold and term placements in the CDARs network.  Deposits flowed into the Company’s newest branches at a very rapid pace during the first three months of 2009.  Customers’ “flight to safety” was evidenced by the level of new accounts that were opened during the quarter.  New loan approval rates were high, as was evidenced by monthend and quarterend commitment levels, but the timing of the new deposits and the closing of the new loans did not match and consequently the Company held excess cash that was earning a minimal level of interest.  This mismatch was largely corrected during the second quarter when excess cash was redirected into significantly higher earning loans and  investment securities.  Deposit growth slowed during the second quarter, and loan closings outpaced deposit collection.  As of June 30, 2009  the total balance in term placements and  federal funds sold was reduced to $8,764.

Interest bearing liabilities, mainly deposits, have also increased significantly.  Throughout the first six months of 2009 savings, NOW and money market deposits have gradually increased as a percentage of total deposits.  In addition, time deposits have been repricing at lower current market rates.  The combination of a larger mix of lower cost core deposits and lower rate time deposits  has offset the larger volume of  interest bearing liabilities and reduced the average cost of  interest bearing liabilities.  The average balance of FHLB borrowings was significantly higher during the first half of 2009 as a result of the advances taken during early 2008 when funding for new loan originations was not  available through deposits and often was less expensive through FHLB borrowings.  The average rate paid on the Company’s trust preferred securities during the first six months of 2008 was 6.55%.  It has  decreased by 141  basis points during the first six months of 2009, as two of the three issuances are based on the LIBOR, which declined over 200 basis points from June 30, 2008.

The provision for loan losses was $3,000 for the first six months of 2009 and $1,500 for the same period in 2008. The increase in the provision expense was mainly the result of continued growth in total loans coupled with reduced asset quality ratios due to the economic recession.  Based on our continuing review of the overall loan portfolio, a 100% increase in the provision for the first six months of 2009 compared to the first six months of 2008 was adequate.  In view of the adverse conditions in the local and national economy as well as the growth in our loan portfolio, there can be no assurance that our provision for loan losses will not be higher in future periods.

Noninterest income increased by 3.12% due largely to the net gain on sale of investment securities. During the first quarter of 2009 the Company opted to realize gains in the mortgage backed securities portfolio in anticipation of accelerating prepayments as well as the desire to shift a portion of the portfolio into lower risk securities.  Income from trust and investment management services decreased by 13.03% due to reduced net asset values.  Service charge income increased  by 8.33%  due to an increased volume of transaction  accounts as well as the new overdraft program entered into during 2008 which collects fee income in return for payment of low level overdrafts.  Gross revenues from the Company’s insurance subsidiary declined slightly, by 1.19%, due to softened insurance markets as well as reduced premiums.  The gain in  cash surrender value of company owned life insurance decreased by 40.86%, indicative of overall reduced rates of return. Other noninterest income decreased by 2.38%, mainly the result of decreased loan fees generated from short term loans.

Noninterest expense increased by 39.55%.  FDIC assessment expenses increased dramatically from $166 at June 30, 2008 to $1,722 at June 30, 2009.  $1,076 of the FDIC assessment was the result of a special assessment during the second quarter of 2009.  Other increases in noninterest expense relate to the growth in branches from June 30, 2008 to June 30, 2009 from 17 to 21and the number of full time equivalent employees from 225 to 270.   A majority of the increases in salary, benefits, occupancy and equipment, business development and other overhead expenses relate in large part to the costs associated with these additional locations and additional staff.  Other increases in these categories are the result of the usual increases associated with the costs of doing business such as  increases in health insurance premiums of 20%.

Provision for income taxes decreased by 1.28% for the six month period ended June 30, 2009, mainly the result in lower income before taxes.

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth.  The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities, overnight federal funds sold, and borrowing potential from correspondent banks.  The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. Management believes that the Bank’s liquidity level is sufficient to meet funding needs for anticipated loan growth and potential deposit outflows.

On June 30, 2009 total loan commitments outstanding were $348,533, of which $137,768 represented available lines on funded loans, $192,025 represented available lines on unfunded loans and $18,740 represented letters of credit.  At June 30, 2008 these commitments totaled $409.8 million, of which $211.6 million represented available lines on funded loans, $181.3 million represented available lines on unfunded loans and $16.9 million represented letters of credit.  As of June 30, 2009, $509,316 of certificates of deposit were scheduled to mature in the next twelve months.  Based on historical analysis, management believes that most of such certificates of deposit will remain with the Bank. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on these funds.

The Company’s principal source of liquidity is dividends from the Bank.  The dividends received from the Bank are used primarily for dividends to the stockholders, and also for interest payments on the subordinated debt.

Recent Regulatory and Accounting Developments

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (“OTTI”) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Through the period ended March 31, 2009, the Company recognized cumulative other -than-temporary impairment charges of $865 for various securities. The Company adopted the FSP effective April 1, 2009 and reversed $312, net of tax of $175, for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $312, net of tax of $175, as of April 1, 2009.   As a result of implementing the new standard, the amount of OTTI recognized in income for the period was $255, gross of tax. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $900, gross of tax.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 7.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and interim periods within those years.  Prior earnings per share amounts have been retrospectively adjusted to conform with the provisions of this FSP. Adoption of the FSP in 2009 did not have a material impact to the Company’s financial statements or earnings per share calculation.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.”  The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Statement is effective for interim and annual financial periods ending after June 15, 2009.  The adoption this quarter resulted in additional disclosure, but no material impact to the results over operations or financial position.

On June 12, 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R).  Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.   Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  Statement Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009.  The adoption of these standards are not expected to impact the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162. With the issuance of this statement, the FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of the Codification is not intended to change GAAP.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard is not expected to impact the Company’s consolidated financial statements.

The SEC's Office of the Chief Accountant published Staff Accounting Bulletin (SAB) No. 112. SAB 112 which was effective June 10, 2009 and amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, SAB 112 aims to bring existing guidance into conformity with recent pronouncements by the FASB, including FASB Statement No. 141 (Revised December 2007), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The adoption of this bulletin is not expected to impact the Company’s consolidated financial statements.

Item 3.- Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest-earning assets.  This change in rates could also affect the level of net interest income and ultimately net income of the Company.  The Company utilizes the results of a dynamic simulation  model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes.  Management monitors simulated net interest income sensitivity over a rolling two year horizon. This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities.  This sensitivity is then compared to policy limits internally set by the Asset Liability Committee (“ALCO”) that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates. The ALCO will continue to adjust this approach as market conditions warrant.

This simulation  modeling is done on a quarterly basis, most recently as of  May 31, 2009. Only a 100 and 200 parallel and pro rata basis point upward shift in rates was assumed over a twenty four month planning horizon.  As short-term interest rates remained low during the first half of 2009, it could not be assumed in projections that further reductions in rates would produce meaningful results The following table reflects the Company’s income sensitivity analysis over a one year time frame as of May 31, 2009 .  As of May 31, 2009, the Company’s change in net interest income that would result from the respective potential interest rate shocks was within policy limits. The results of this simulation have been reviewed with the President, the Board of Directors and senior management.

Change In Interest Rates	As of May 31, 2009
In Basis Points	Potential Change In Net
(Rate Shock)	Interest
	$ Change	% Change
Up 200 basis points	8,385	9.01
Up 100 basis points	4,300	4.62
Static	-	-
Down 100 basis points	NM	NM

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part  II- Other Information

Item 1.	Legal Proceedings –None

Item 1A.	Risk Factors

The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”).  The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Any Future FDIC Special Assessments or Increases in Insurance Premiums Would Adversely Impact Our Earnings

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment is payable on September 30, 2009.  We recorded an expense of $1,076 during the quarter ended June 30, 2009 to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

Our Expanding Branch Network May Adversely Affect Our Financial Performance

We are planning, subject to market conditions, municipal approvals and other factors, to open approximately nine new branches within the next 12 months. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs. It takes time for a new branch to gather sufficient loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.  No assurance can be given that the new branches will achieve profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - Issuer Purchases of Equity Securities – The issuer did not repurchase any of its shares during the six month period ended June 30, 2009.

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

There were three propositions voted on at the Annual Meeting of Shareholders (“meeting”)  held May 7, 2009; (1) the election of three directors to serve a term of three years, (2) a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized Common Shares from 20,000,000 shares, par value $0.01 to 35,000,000 shares, par value $0.01 and authorized Preferred Shares from 100,000 shares, par value $0.01 to 1,000,000 shares, par value $0.01, and (3) the approval of the appointment of Crowe Horwath LLP, as the Company’s independent auditors for the year ending December 31, 2009.

The directors elected at the meeting  were Bradley E. Rock, Patricia C. Delaney and Joseph M. Winters.  The directors continuing in office were Patrick A. Given, Robert W. Scherdel, Hyukmun Kwon, Barry M. Seigerman, Manny Schwartz and George H. Duncan.

The voting results on the propositions were as follows:  (1) Proposition No. 1, Election of  Directors  (a) Bradley E. Rock – votes cast for – 9,938,957, votes cast against – 879,775, (b) Patricia C. Delaney – Votes cast for – 9,907,180, votes cast against – 911,552 and (c) Joseph M. Winters – votes cast for – 10,216,120, votes cast against – 602,612.  (2) Proposition No. 2, proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized Common Shares from 20,000,000 shares, par value $0.01 to 35,000,000 shares, par value $0.01 and authorized Preferred Shares from 100,000 shares, par value $0.01 to 1,000,000 shares, par value $0.01 – votes cast for –7,012,978, votes cast against – 1,645,764.  (3) Proposition No. 3, Approval of the Appointment of Crowe Horwath LLP, as Independent Auditors for the Year Ending December 31, 2009 – votes cast for – 10,614,117, votes cast against – 164,480.

Item 5.       Other Information – None

Item 6.       Exhibits and Reports on Form 8-K

Exhibit 3.1	Certificate of Incorporation as amended through May 7, 2009
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

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