Form 10-Q
period 2009-09-30
SMITHTOWN BANCORP INC
filed 2009-11-09
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                                                           Yes ☐ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  a non accelerated filer, or a smaller reporting company.  See the definitions of  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer  ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock ($.01 Par Value) Outstanding as of  November 9, 2009
14,858,522

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)
	September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income (Unaudited)
`	Three and Nine Months Ended September 30, 2009 and 2008	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
	Nine Months Ended September 30, 2009	5

	Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2009 and 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1.  Financial Statements
SMITHTOWN BANCORP, INC.
Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)
	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$24,744	$17,205
Interest-earning deposits with banks	28,649	8,764
Total cash and cash equivalents	53,393	25,969

Term placements	507	507

Securities available for sale, at fair value	427,152	57,698
Securities held to maturity (fair value of $67 and $113, respectively)	66	112
Total investment securities	427,218	57,810

Federal Home Loan Bank Stock	17,168	15,916

Loans	2,090,714	1,688,700
Less: allowance for loan losses	23,091	11,303
Loans, net	2,067,623	1,677,397

Premises and equipment	42,549	32,994
Cash value of company owned life insurance	19,992	19,654
Other real estate owned	6,972	6,972
Goodwill	3,923	3,923
Intangible assets	691	956
Other assets	30,221	23,292
Total assets	$2,670,257	$1,865,390

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits	$150,466	$123,620
Saving, NOW and money market deposits	1,002,638	548,502
Time deposits of $100,000 or more	502,968	326,073
Other time deposits	424,518	368,742
Total deposits	2,080,590	1,366,937

Other borrowings	326,480	326,480
Subordinated debt	56,270	38,836
Other liabilities	49,032	13,519
Total liabilities	2,512,372	1,745,772

Stockholders' equity:
Preferred stock, par value $.01 per share: Authorized: 1,000,000 and 100,000 shares at September 30, 2009 and December 31, 2008, respectively; no shares issued or outstanding	-	-
Common stock, par value $.01 per share: Authorized: 35,000,000 and 20,000,000 shares at September 30, 2009 and December 31, 2008, respectively; 16,910,386 and 13,851,341 shares issued at September 30, 2009 and December 31, 2008, respectively; 14,858,522 and 11,799,477 shares outstanding at September 30, 2009 and December 31, 2008, respectively	169	139
Additional paid in capital	82,242	51,947
Retained earnings	84,878	78,302
Less: Treasury stock at cost, 2,051,864 shares	(10,062)	(10,062)
	157,227	120,326
Accumulated other comprehensive income (loss)	658	(708)
Total stockholders' equity	157,885	119,618
Total liabilities and stockholders' equity	$2,670,257	$1,865,390

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$29,317	$23,353	$82,859	$63,318
Investment securities:
Taxable	2,314	827	4,020	2,054
Non taxable	440	49	635	160
Term placements	5	-	101	-
Interest-earning deposits with banks	15	9	45	174
Other	239	229	546	559
Total interest income	32,330	24,467	88,206	66,265

Interest expense:
Savings, NOW and money market deposits	3,715	2,981	10,364	9,100
Time deposits of $100,000 or more	3,257	1,945	9,968	5,715
Other time deposits	3,291	2,809	10,559	8,234
Other borrowings	2,287	2,210	6,773	4,537
Subordinated debt	922	610	1,915	1,648
Total interest expense	13,472	10,555	39,579	29,234

Net interest income	18,858	13,912	48,627	37,031
Provision for loan losses	10,000	500	13,000	2,000
Net interest income after provision for loan losses	8,858	13,412	35,627	35,031

Noninterest income:
Revenues from insurance agency	836	824	2,711	2,677
Service charges on deposit accounts	619	630	1,737	1,662
Net gain on the sale of investment securities	959	6	1,481	6
Trust and investment services	136	189	463	565
Increase in cash value of company owned life insurance	108	163	341	557
Other	396	536	1,298	1,460
Sub-total	3,054	2,348	8,031	6,927

Other-than-temporary impairment (OTTI) loss:
Increase in total OTTI	(80)	-	(37)	-
Increase (decrease) in non-credit portion of OTTI recorded in other comprehensive income	11	-	(287)	-
Net loss on OTTI recognized in earnings	(69)	-	(324)	-

Total noninterest income	2,985	2,348	7,707	6,927

Noninterest expense:
Salaries and employee benefits	5,381	4,585	15,428	12,802
Net occupancy expense	2,098	1,588	5,878	4,032
Furniture and equipment expense	935	698	2,513	2,022
Amortization of intangible assets	85	107	266	320
Other	2,488	1,512	7,505	4,077
Total noninterest expense	10,987	8,490	31,590	23,253

Income before income taxes	856	7,270	11,744	18,705
Provision (benefit) for income taxes	(42)	2,663	3,817	6,572
Net income	$898	$4,607	$7,927	$12,133

Basic earnings per share	$0.06	$0.47	$0.60	$1.23
Diluted earnings per share	$0.06	$0.47	$0.59	$1.23
Cash dividends declared	$0.04	$0.04	$0.12	$0.12
Comprehensive income	$4,237	$3,786	$9,605	$10,060

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands,  except share amounts)

	Common Shares Outstanding	Stock Amount	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance at December 31, 2008	11,799,477	$139	$51,947	$78,302	$(10,062)	$(708)	$119,618
Comprehensive income:
Cumulative effect of change in accounting principle, adoption of ASC 320, net of tax				312		(312)	-
Net income				7,927			7,927	7,927
Net change in unrealized gains (losses) on securities available for sale, net of reclassification and tax						2,393	2,393	2,393
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and tax						(340)	(340)	(340)
Changes in funded status of retirement plans, net of tax						(375)	(375)	(375)
Total comprehensive income								$9,605
Cash dividends declared				(1,663)			(1,663)
Issuance of shares, net of offering costs	3,000,000	30	28,160				28,190
Warrants associated with subordinated debt issuance, net of cost			1,556				1,556
Issuance of shares for employee stock ownership plan	20,920		300				300
Stock awards vested			279				279
Stock awards granted	38,125
Balance at September 30, 2009	14,858,522	$169	$82,242	$84,878	$(10,062)	$658	$157,885

See notes to consolidated financial statements.

SMITHTOWN BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

For the nine months ended September 30,	2009	2008

Cash flows from operating activities
Net income	$7,927	$12,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	3,055	2,201
Provision for loan losses	13,000	2,000
Net gain on investment securities	(1,481)	(6)
Other than temporary net impairment loss on securities	324	-
Net increase in other liabilities	2,628	1,719
Net increase in other assets	(4,295)	(433)
Net increase in deferred taxes	(3,918)	(3,643)
Amortization of unearned restricted stock awards	270	196
Increase in cash surrender value of company owned life insurance	(338)	(557)
Investment securities amortization of premium/(accretion) of discount, net	1,239	(34)
Amortization of intangible assets	266	320
Cash provided by operating activities	18,677	13,896

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	118,054	41,467
Proceeds from calls, repayments and maturities of held-to-maturity securities	46	99
Purchases of available-for-sale securities	(465,622)	(53,134)
Purchases of restricted securities	(2,770)	(21,760)
Redemptions of restricted securities	1,518	7,282
Loans made to customers, net	(389,161)	(509,099)
Purchases of premises and equipment	(12,610)	(7,834)
Cash used in investing activities	(750,545)	(542,979)

Cash flows from financing activities
Net increase in demand, money market, NOW and savings deposits	480,982	51,524
Increase in time deposits	232,671	141,978
Cash dividends paid	(1,541)	(1,179)
Federal Home Loan Bank term advances	-	520,000
Maturities of Federal Home Loan Bank term advances	-	(200,000)
Net increase in overnight borrowings	-	(900)
Net proceeds from subordinated debt and warrant issuance	18,990	20,000
Net proceeds from common stock issuance	28,190	26,335
Cash provided by financing activities	759,292	557,758

Net increase in cash and cash equivalents	27,424	28,675
Cash and cash equivalents, beginning of period	25,969	17,455
Cash and cash equivalents, end of period	$53,393	$46,130

Supplemental Information - Cash Flows:

Cash paid for:
Interest	$39,664	$28,393
Income taxes	7,301	7,395

Schedule of noncash activities
Increase in due to broker	$20,032	-

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Note 1  –  Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc., a New York State-chartered bank holding company with one direct wholly-owned subsidiary, Bank of  Smithtown (“Bank”), a New York State-chartered commercial bank, and three other direct wholly owned subsidiaries, Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities.  Bank of Smithtown has four wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc., BOS Preferred Funding Corporation and SBRE Realty Corporation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein.  These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).  The December 31, 2008 consolidated financial statements were derived from the Company’s December 31, 2008 audited financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2009.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position and its results of operations for the periods presented.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of those that may be expected for the year ending December 31, 2009.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Note 2 – Earnings Per Common Share

The Company has stock compensation awards with non-forfeitable dividend rights, which are considered participating securities.  As such, earnings per share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities.  Diluted earnings per common share includes the dilutive effect of additional potential issuance of common shares from stock-based compensation plans and warrants to purchase common shares, but excludes awards considered participating securities.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Basic
Distributed earnings allocated to common stock	$591	$392	$1,533	$1,175
Undistributed earnings allocated to common stock	302	4,192	6,353	10,903
Net earnings allocated to common stock	$893	$4,584	$7,886	$12,078

Weighted average common shares outstanding, including shares considered participating securities	14,858,522	9,884,666	13,314,905	9,850,278
Less: weighted average participating securities	(73,974)	(48,411)	(69,226)	(45,520)
Weighted average shares	14,784,548	9,836,255	13,245,679	9,804,758
Basic earnings per common share	$0.06	$0.47	$0.60	$1.23

Diluted
Net earnings allocated to common stock	$893	$4,584	$7,886	$12,078
Weighted average common shares outstanding for basic earnings per common share	14,784,548	9,836,255	13,245,679	9,804,758
Add: Dilutive effect of warrants issued to purchase common stock	35,172	-	11,942	-
Weighted average shares and dilutive potential common shares	14,819,720	9,836,255	13,257,621	9,804,758
Diluted earnings per common share	$0.06	$0.47	$0.59	$1.23

Dividends of $8 and $5 were paid on unvested shares with non-forfeitable dividend rights for the first nine months of 2009 and 2008, respectively, none of which was included in net income as compensation expense as all awards are expected to vest.  Due to the Company’s adoption of the two class method effective March 31, 2009, basic and diluted earnings per common share have been adjusted for the nine month period ending September 30, 2008.

Note 3 – Stock-Based Compensation

The Board of Directors determines restricted stock awarded under the 2007 Stock Compensation Plan (“Stock Compensation Plan”).  During the nine months ended September 30, 2009 and 2008, the Board of Directors elected  to grant restricted stock awards of  38,125 and 22,000 shares, respectively.  Shares were issued in 2009 and 2008 at an average price of $14.34 and $20.89 per share, respectively.

The Bank recognizes compensation expense for restricted stock awards over the vesting period, or remaining service period, if shorter, based on the fair market value of the shares on the date they are awarded.  The restricted shares vest ratably over five years.  Compensation expense attributed to restricted stock awards was $90 and $270 for the three and nine months ended September 30, 2009, respectively, and $65 and $196 for the three and nine months ended September 30, 2008, respectively. The income tax benefits resulting from this expense for the three and nine months ended September 30, 2009 were $32 and $95, respectively, and for the three and nine months ended September 30, 2008 were $22 and $67, respectively.

As of September 30, 2009 and 2008, there was approximately $1,036 and $833 of unrecognized compensation costs related to nonvested restricted shares.  These costs  are expected to be recognized over a period of 4.25 years and 3.25 years, respectively.

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2009 is as follows:

		Weighted Average
	Shares	Grant Date Share Value
Nonvested at beginning of period	35,849	$21.42
Granted	38,125	14.34
Vested	-	-
Nonvested at end of period	73,974	$17.77

The fair value of nonvested restricted stock at September 30, 2009 was $854.

Note 4 – Post Retirement Benefits

The Bank sponsors post-retirement medical and life insurance plans for a closed group of prior employees.  The following table details the interest cost, amortization cost of the unrecognized transition obligation, and the amortization of the net gain for the comparable three and nine month periods.

For the Three Months Ended		Amortization	Amortization	Total Net
	Interest Cost	Cost	of Net Gain	Expense
September 30, 2009	$3	$8	$3	$8
September 30, 2008	3	8	3	8

For the Nine Months Ended	Interest Cost	Amortization Cost	Amortization of Net Gain	Total Net Expense
September 30, 2009	$9	$24	$9	$24
September 30, 2008	9	24	9	24

Since the plans hold no assets, the Bank did not contribute and does not expect to contribute to the plans during 2009 and 2008, other than to fund the payments for the benefits.

The Bank adopted  nontax-qualified Executive and Director Incentive Retirement Plans.  While these plans are funded from the general assets of the Bank, life insurance policies were acquired for the purpose of serving as the primary income source for the benefits expense accrued during the service period.  Benefits under the Incentive Retirement Plans are based solely on the amounts contributed by the Bank.  The Bank’s expense for these plans was $94 and $284 for the three and nine month periods ended September 30, 2009, respectively, and $90 and $270 for the three and nine month periods ended September 30, 2008, respectively.

The Bank has a supplemental life insurance plan for certain members of management, with life insurance policies serving as the primary income source for the benefit expense accrued during the participants’ service periods.  The benefit provides post-retirement life insurance up to a maximum of two and one-half times annual salary.  The Bank has recorded a liability representing the cost of maintaining this insurance during the expected retirement period. This cost is expensed over the service period.  The Bank’s expense for these plans was $10 and $32 for the three and nine month periods ended September 30, 2009, respectively, and $12 and $37 for the three and nine month periods ended September 30, 2008, respectively. At September 30, 2009 and 2008, the combined cash value of these insurance policies was $7,868 and $7,676.

During 2004, the Bank adopted a Supplemental Executive Retirement Agreement for the Chief Executive Officer.  Life insurance policies were purchased for the purpose of serving as the primary income source for the benefit expense accrued during the service period.  A liability has been accrued for the obligation under this plan of $2,793 as of September 30, 2009. The Bank’s expense for this plan was $193 and $548 for the three and nine month periods ended September 30, 2009, respectively, and $116 and $349 for the three and nine month periods ended September 30, 2008, respectively.

Note 5 - Subordinated Debentures

In 2003, a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3 month London Interbank Offering Rate (“LIBOR”) plus 2.99%.  The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust.  The Company may redeem the subordinated debentures, in whole or in part, on any interest payment date after October 8, 2008.

In 2006, an additional trust formed by the Company issued $7,000 of floating rate trust preferred securities as part of a pooled offering of such securities due September 30, 2036.  These securities bear interest at 6.53% for the initial five-year term and thereafter at 3 month LIBOR plus 1.43%.  The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust.  The Company may not redeem any part of the subordinated debentures prior to the initial call date of September 30, 2011.

In 2008, a third trust formed by the Company issued $20,000 of floating rate trust preferred securities due September 1, 2038. The securities bear interest at 3 month LIBOR plus 3.75%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on September 1, 2013.

The trusts are not consolidated with the Company.  Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust.

On July 27, 2009 and June 29, 2009, the Bank issued $14,000 and $5,000, respectively, of fixed rate subordinated notes due July 1, 2019;  the notes bear interest at 11%.  The Bank, subject to obtaining prior approval of the Federal Deposit Insurance Corporation (“FDIC”) and the Superintendent of the New York State Banking Department  (“Superintendent”),  may redeem the subordinated notes, in whole or in part, on any interest payment date beginning on July 1, 2014.

Note 6 – Warrants

On July 27, 2009 and June 29, 2009, the Company issued a Warrant for Common Shares (“Warrant”) to each purchaser of subordinated notes issued by the Bank on the same dates.  The Company issued a total of 475,000 Warrants, which may not be exercised until June 29, 2010 and if not exercised are void after June 29, 2016.  The Warrants are exercisable at $11.50 per share.  The Warrants were valued using the Black-Scholes model adjusted to take into account dividends paid on the underlying securities.  The fair value of the Warrants was recorded as an increase to additional paid in capital. The issuance and sale of the Warrants were exempt from registration under the Securities Exchange Act of 1933 by reason of section 4(2) thereof.  The Warrants and subordinated notes were sold to a group of accredited investors.

Note 7 – Fair Value

Three levels of inputs are used to measure fair values as follows:

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

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions, are utilized in determining individual security valuations.  Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following table.

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets

Available for Sale Securities

September 30, 2009 U.S. government sponsored entities and agencies	$8,050	$-	$8,050	$-
State and political subdivisions	57,817	-	57,817	-
Mortgage-backed securities – residential	349,908	-	349,908	-
Collateralized mortgage obligations	4,581	-	4,581	-
Collateralized debt obligations	1,275	-	-	1,275
Equity securities	2,480	-	2,480	-
Other securities	3,041	-	-	3,041
Total available for sale securities	$427,152	$-	$422,836	$4,316

December 31, 2008
U.S. government sponsored entities and agencies	$19,009	$-	$19,009	$-
State and political subdivisions	4,635	-	4,635	-
Mortgage-backed securities – residential	22,831	-	22,831	-
Collateralized debt obligations	2,243	-	-	2,243
Equity securities	2,480	-	2,480	-
Other securities	6,500	-	-	6,500
Total available for sale securities	$57,698	$-	$48,955	$8,743

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2009:

Investment Securities
Available for Sale
Three months ended September 30, 2009
Balance of recurring Level 3 assets at July 1, 2009	$6,290
Proceeds from sales	(2,079)
Total realized and unrealized gains/( losses):
Included in earnings – unrealized	(69)
Included in earnings – realized (loss on sale)	(77)
Included in other comprehensive income	281
Principal pay down	(30)
Balance of recurring Level 3 assets at September 30, 2009	$4,316

Nine months ended September 30, 2009
Balance of recurring Level 3 assets at January 1, 2009	$8,743
Proceeds from sales	(2,079)
Total realized and unrealized gains/( losses):
Included in earnings - unrealized	(324)
Included in earnings – realized (loss on sale)	(77)
Included in other comprehensive income	(1,911)
Principal pay down	(36)
Balance of recurring Level 3 assets at September 30, 2009	$4,316

Assets measured at fair value on a non-recurring basis are summarized below in the following table.

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2009
Impaired loans	$1,130	$-	$-	$1,130

December 31, 2008
Impaired loans	$2,334	$-	$-	$2,334

Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of  $1,130, with no valuation allowance, resulting in no additional provision for loan losses  for the nine month period ended  September 30, 2009.

A loan is collateral dependent if repayment of the loan is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  While not considered collateral dependent under the definition due to the existence of reliable guarantors, we considered collateral values for $123,707 which resulted in an increase in provisions of $6,448 and an ending valuation allowance of $6,347 as of September 30, 2009.

The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are provided in the following table.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$24,810	$24,810	$17,205	$17,205
Interest earning deposits with banks	28,583	28,583	8,764	8,764
Term placements	507	507	507	507
Securities available for sale	427,152	427,152	57,698	57,698
Securities held to maturity	66	67	112	113
Federal Home Loan Bank Stock	17,168	N/A	15,916	N/A
Loans	2,090,714	2,041,022	1,688,700	1,678,539
Accrued interest receivable	12,164	12,164	8,232	8,232

Financial liabilities
Deposits	2,080,590	2,091,563	1,366,937	1,371,934
Other borrowings	326,480	346,247	326,480	351,412
Subordinated debt	56,270	38,917	38,836	38,836
Accrued interest payable	4,428	4,428	4,205	4,205

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

Cash and due from banks, interest earning deposits with banks and term placements: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities.

Federal Home Loan Bank Stock: It was not practicable to determine the fair value of Federal Home Loan Bank Stock due to restrictions placed on its transferability.

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

The fair value of off-balance sheet items including loan commitments, unused lines of credit, and letters of credit is not material.

Note 8 – Loans

 Loans as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Real estate loans
Construction	$403,603	$390,067
Commercial	973,764	760,125
Residential:
1-4 family	211,787	183,632
Multi-family	458,367	304,938
Sub-total	670,154	488,570
Commercial and industrial loans	45,845	51,630
Loans to individuals for household, family and other personal expenditures	1,209	2,004
All other loans (including overdrafts)	411	403
Total loans, gross	2,094,986	1,692,799
Less:
Deferred fees	4,272	4,099
Allowance for loan losses	21,091	11,303
Loans, net	$2,069,623	$1,677,397

 Individually impaired loans were as follows:
	September 30,	December 31,
	2009	2008
Loans with no allocated allowance for loan losses	$60,678	$799
Loans with allocated allowance for loan losses	64,159	1,853
Total	$124,837	$2,652

Impaired loans at September 30, 2009 and December 31, 2008 were $124,837 and $2,652, respectively.  The amount of  specific allocations within the allowance for loan losses for  these loans was $6,347 and $318.  The average recorded investment in impaired loans during the nine months ended September 30, 2009 and 2008 was $122,156 and $336, respectively.

Included in impaired loans are troubled debt restructurings, which totaled $40,053 at September 30, 2009.  The amount of  specific allocations within the allowance for loan losses for  these loans was $1,354.  The average recorded investment in troubled debt restructurings during the nine months ended September 30, 2009 was $36,578.  There were no troubled debt restructurings at December 31, 2008.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectability of principal or interest.  Any payments received on impaired loans are applied to the recorded investment in the loan.

At September 30, 2009 and 2008, loans with unpaid principal balances on which the Bank is no longer accruing interest were $58,337 and $1,648, respectively.  At September 30, 2009 there were no loans past due 90 days or more and still accruing interest.  At September 30, 2008, loans past due 90 days or more and still accruing interest totaled $1,146.

A summary of information concerning interest income on nonaccrual loans at September 30 follows:

	2009	2008
Gross interest income which would have been recorded during the year under original contract terms	$2,309	$21
Gross interest income recorded during the year	1,347	10

Nonaccrual loans and loans past due 90 days or more and accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 9 – Investment Securities

The following table summarizes the amortized cost, unrealized gains, unrealized losses and estimated fair value of the available-for-sale and held-to-maturity investment securities at September 30, 2009 and December 31, 2008.

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
Available for Sale
U.S. Government sponsored entities and agencies	$7,993	$57	$-	$8,050
State and political subdivisions	55,143	2,674	-	57,817
Mortgage-backed securities – residential	347,189	2,922	(203)	349,908
Collateralized mortgage obligations	4,546	35	-	4,581
Collateralized debt obligations	2,948	-	(1,673)	1,275
Equity securities	2,480	-	-	2,480
Other securities	5,000	-	(1,959)	3,041
Total available for sale securities	$425,299	$5,688	$(3,835)	$427,152

Held to maturity
State and political subdivisions	$66	$1	$-	$67

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008
Available for Sale
U.S. Government sponsored entities and agencies	$18,982	$144	$(117)	$19,009
State and political subdivisions	4,629	22	(16)	4,635
Mortgage-backed securities – residential	22,780	96	(45)	22,831
Collateralized debt obligations	2,821	-	(578)	2,243
Equity securities	2,480	-	-	2,480
Other securities	7,102	-	(602)	6,500
Total available for sale securities	$58,794	$262	$(1,358)	$57,698

Held to maturity
State and political subdivisions	$112	$1	$-	$113

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity.  Actual maturities can be expected to differ from contractual maturities due to prepayment or call privileges of the issuer.

	September 30, 2009
		Estimated
	Amortized	Fair
	Cost	Value
Available for sale
Within one year	$735	$735
One to five years	8,193	8,373
Five to ten years	23,323	24,143
After 10 years	393,048	393,901
Total	$425,299	$427,152

Held to maturity
Obligations of state and political subdivisions
Within one year	$33	$33
One to five years	33	34
Total	$66	$67

The following table summarizes the investment securities with unrealized losses at September 30, 2009  and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2009
Available for sale Mortgage-backed securities -residential	$84,640	$(203)	$-	$-	$84,640	$(203)
Collateralized debt obligations	518	(632)	757	(1,041)	1,275	(1,673)
Other securities	3,041	(1,959)	-	-	3,041	(1,959)
Total available for sale securities	$88,199	$(2,794)	$757	$(1,041)	$88,956	$(3,835)

December 31, 2008
Available for sale
U.S. Government sponsored entities and agencies	$-	$-	$4,883	$(117)	$4,883	$(117)
State and political subdivisions	929	(16)	-	-	929	(16)
Mortgage-backed securities - residential	3,436	(26)	8,491	(19)	11,927	(45)
Collateralized debt obligations	-	-	1,417	(578)	1,417	(578)
Other securities	4,600	(400)	1,900	(202)	6,500	(602)
Total available for sale securities	$8,965	$(442)	$16,691	$(916)	$25,656	$(1,358)

At September 30, 2009 and 2008, there were no holdings of securities of any one issuer, other than U.S. Government sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

Proceeds from sales and calls of securities available for sale were $80,529 and $2,004 for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $1,572 and $6 were realized on sales during the first nine months of 2009 and 2008, respectively.  Gross losses of  $91 were realized on sales during the first nine months of 2009.  There were no gross losses in 2008.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.  The first segment of the portfolio is evaluated for OTTI by considering many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

A second segment of the portfolio, that includes purchased beneficial interests that on the purchase date were rated below AA, is evaluated for OTTI by comparing the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

As of September 30, 2009, the Company’s investment security portfolio had $88,956 of securities in an unrealized loss position. $84,640 of unrealized losses are  related to the Company’s mortgage-backed securities. $4,316 of the unrealized loss positions are related to the Company’s collateralized debt obligations and other securities.

At September 30, 2009, all mortgage-backed securities including CMOs held by the Company were issued by U.S. government sponsored entities and agencies, primarily Government National Mortgage Association (Ginnie Mae), Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value of these mortgage-backed securities is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

The Company’s unrealized losses on collateralized debt obligations and other securities relate to its investment in two pooled trust preferred securities and one single issuer trust preferred security.

The following table presents detailed information for each trust preferred security held by the Company at September 30, 2009.

Issuer	Single Issuer or Pooled	Class	Book Value	Gross Unrealized Loss	Estimated Fair Value	Credit Rating	Number of Paying Banks in Issuance	Deferrals and Defaults as % of Collateral	Excess Subordination as a Percent of Paying Collateral
Fairfield County Bank Trust Preferred	Single	-	5,000	(1,959)	3,041	NA	1	None	-

Trust Preferred Funding III LTD Series 144A	Pooled	B-2	1,798	(1,041)	757	Ca/CC	25	26.32%	(21.5)%

Trust Preferred Funding I	Pooled	B	1,150	(632)	518	Caa3/CCC	14	37.36%	(29.8)%
Total			7,948	(3,632)	4,316

Excess subordination is the amount of paying collateral above the amount of outstanding collateral underlying each class of the security.  The Excess Subordination as a Percent of Paying Collateral, in the table detailing each trust preferred security above, reflects the difference between the paying collateral and the collateral underlying each security in the pool divided by the paying collateral.  A negative number results when the paying collateral is less than the collateral underlying each class of the security.  A low or negative number decreases the likelihood of full repayment of principal and interest according to original contractual terms.

Our analysis of two pooled trust preferred securities falls within the scope of EITF 99-20 and uses a discounted cash flow model to determine the total OTTI loss.  The model considers the structure and term and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults.

Upon completion of the September 30, 2009 analysis, these two investments had a total decrease in fair value of $37 for the period from April 1, 2009 through September 30, 2009.  At the same time the two investments had a $324 increase in credit loss due to deterioration in the credit portion of our discounted cash flow analysis resulting in a net loss on OTTI recognized in earnings.  All other components of our fair value measurement produced an increase in other comprehensive income (OCI) of $287.  As reported on our statement of income, the decrease in fair value of $37 less the reduction in OCI of $287 produced the net credit impairment loss of $324.

For the quarter ended September 30, 2009, these two investments had a total decrease in fair value of $80.  At the same time the two investments had a $69 increase in credit loss due to deterioration in the credit portion of our discounted cash flow analysis resulting in a net loss on OTTI recognized in earnings.  All other components of our fair value measurement produced a decrease in other comprehensive income (OCI) of $11.  As reported on our statement of income, the decrease in fair value of $80 offset by the increase in OCI of $11 produced the net credit impairment loss of $69.

The table below presents a roll forward of the credit losses recognized in earnings for the three month and year to date periods ended September 30, 2009:

	Three Months Ended	Year to Date

Beginning balance	$255		$-
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized			127
Additions/Subtractions
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	69		197
Ending balance, September 30, 2009	$324	$	$ 324

Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment charges of $865 for various securities. The Company adopted the changes to FASB ASC 320-10-35 in accordance with FASB ASC 320-10-65-1, effective April 1, 2009 and reversed $312, net of tax of $175, for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $312, net of tax of $175, as of April 1, 2009.   As a result of implementing the new standard, the amount of OTTI recognized in income for the period from April 1, 2009 through September 30, 2009 was $324, gross of tax.

Note 10 – Subsequent Events

These financial statements consider events that occurred through November 9, 2009, the date the financial statements were issued.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to the following:

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

Overview

A summary of the Company’s financial highlights for the third quarter of 2009 follows:

-Continued growth in the Company’s loans and deposits totaling $120,187 and $297,251, respectively
-Net income for the quarter and the year to date of $898 and $7,927,  respectively
-Net interest margin of 3.26% for the quarter, up 20 basis points from 3.06% in the second quarter of 2009
-The issuance of $14,000 in subordinated notes by the Bank and the related issuance of 350 thousand warrants to purchase Company common stock
- A provision for loan losses of $10,000

Net income for the third quarter of 2009 was 73.69% lower than that of the prior quarter.  Basic and diluted earnings per share (EPS) decreased to $.06 per share during the third quarter of 2009 compared to $.26 for the second quarter of 2009.  Gross revenues increased during the third quarter by 13.03% as average earning assets grew by 10.07% fueled by $175,534 of average deposit growth.  Growth within the loan portfolio totaled 6.10% for the third quarter of 2009, with a majority of the growth in commercial mortgages and multi-family mortgages.  Investment securities increased 74.27% during the quarter mainly the result of purchases in government sponsored entity and agency mortgage-backed securities.  Deposit growth was strong during the third quarter as the Company opened 3 new branches during the period, as well as continuing strong growth at its existing 21 branches. The growth in total deposits for the quarter totaled $297,251, an increase of 16.67% over the prior quarter.  Deposit growth continues to benefit from changes in the competitive landscape in our market area.  The strongest category of deposit growth during the quarter was in core deposits including savings, NOW and money market accounts, continuing the trend from the prior two quarters.  This segment of deposits grew by $162,513 or 16.4%.  The Company’s cost of deposits improved during the third quarter to 2.14%, down 25 basis points from the second quarter.

On June 29 and July 27, 2009 the Bank issued  a total of $19,000 of subordinated notes and the Company issued 475 thousand related warrants to purchase common shares.  The net proceeds of the subordinated notes after estimated offering expenses totaled $18,164.  The warrants had a net estimated value of $1,556 reflected as an increase to additional paid in capital.  The net proceeds from the equity and debt offerings will be used to support our continued deposit and loan growth.

Comparison of Financial Position at September 30, 2009 and December 31, 2008

Total assets at September 30, 2009 were $2,670,257,  an  increase of $804,867 or 43.15% from the prior year end.  The loan portfolio increased to $2,090,714 at September 30, 2009 from $1,688,700 at December 31, 2008.  The ratio of loans to assets was reduced to 78.3% as of September 30, 2009 from the year end 2008 level of 90.52%.  The major categories of loan growth for the first nine months of 2009 were permanent multi-family, residential and commercial mortgages.  Construction loans continue to trend lower as a percentage of the portfolio representing 19.30% at September 30, 2009 as compared to 23.04 % at December 31, 2008.  Total residential loans, including 1-4 family and multi-family homes totaled 32.05% of the loan portfolio at September 30, 2009 compared to 28.86% at year end 2008.  Total commercial real estate loans are 46.57% of the loan portfolio at the end of the third quarter as compared to 44.91% at December 31, 2008.

Investment securities totaled  $427,218 at September 30, 2009 up 639.00% from $57,810 at December 31, 2008.  Purchases included a combination of government sponsored entity and agency mortgage-backed securities and New York State municipal securities.  Mortgage related and municipal security purchases for the third quarter totaled $233,282 and $5,965, respectively.

Interest-earning deposits with banks and term placements totaled $29,090 at September 30, 2009 and $9,271 at December 31, 2008.  Average interest-earning deposits with banks and term placements and other short term investments were reduced from $96,470 during the second quarter to $47,545 during the third quarter.  This was a result of channeling these funds into higher yielding investment securities. With yields on overnight and short term investments near zero, reducing the average balance in these assets has provided a significant increase to the net interest margin.

Bank premises and equipment increased 28.96% from December 31, 2008 to September 30, 2009.  To date in 2009 the Bank has opened six branches and currently has four locations under construction with planned openings in 2009.  Several additional locations are under consideration as the Bank plans to continue to expand its branch network.  Management constantly strives to obtain low cost, stable sources of funding which it has achieved through its branches, and for that reason continues to explore all viable opportunities.  However, opportunities for good branch locations are not always available.

Increased deposits continue to drive asset growth.  For the nine months ended September 30, 2009 deposits grew by $713,653 or 52.20%.  Savings, NOW and money market deposits are up 82.79% for the year to date and now represent 48.19% of  total deposits.  Certificates of deposit increased $232,671 from the prior year end and make up 44.57% of total deposits. Demand deposits total $150,466 at September 30, 2009, an increase of $26,846 from December 31, 2008.  Other borrowings at September 30, 2009 remained at the December 31, 2008 level of $326,480.  Subordinated debt increased to $56,270 at September 30, 2009 from $38,836 at the prior year end as the result of the Bank issuing $19,000 in fixed rate subordinated notes.  Other liabilities increased from $13,519  to $49,032 primarily due to an increase in a payable due to the Company’s broker for investment security purchases settling in October 2009.

Stockholders’ equity increased by $38,267, or 31.99%, mainly the result of the net proceeds of the equity offering of $28,160 and net income of $7,927.

The Company and the Bank are subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets ratio of at least 4%.  As of September 30, 2009, the most recent notification from the corresponding regulatory agency has categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  As of September 30, 2009, the Company’s total risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets capital ratios were 11.34%, 9.36% and 7.79%, respectively, well above these minimum guidelines.  The Company’s year to date return on average equity was 7.62% and year to date return on average assets was .47%.

Asset Quality

The following table presents information regarding our allowance for loan losses:

	2009	2008
Beginning balance	$11,303	$8,250
Less charge-offs:
Construction and land loans	220
Commercial and industrial loans	1,014	59
Loans to individuals for household, family and other personal expenditures	42	15
All other loans (including overdrafts)	92	71
Total charge-offs	1,368	145
Recoveries	156	53
Net charge-offs	1,212	92
Provision charged to current expense	13,000	2,000
Balance at September 30	$23,091	$10,158

Allowance for loan losses to loans	1.10%	.68%
Net charge-offs to average loans	.06%	.01%

The determination of this amount as of any balance sheet date is subjective in nature and requires material estimates based on historical experience, the economic environment, trends in the portfolio, concentrations of loan balances, specific reserves that need to be maintained for internally classified loans, and other factors. As of September 30, 2009, based upon current known information, management believes the allowance for loan losses is adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio.

The Company’s methodology for assessing the adequacy of the allowance for loan losses incorporates changes during the past several quarters.  The total portfolio has been segregated into twelve smaller individual portfolios with similar characteristics, and each individual portfolio is risk rated.  Within the individual portfolios, specific allocations are provided against any impaired loans, if deemed necessary, based upon the most current analysis.  All classified and special mention loans within the individual portfolios are provided with a reserve allocation based upon various weighted factors.  These factors are reviewed and adjusted as warranted and are bench-marked against each other to ensure directional consistency.  Where possible, these factors and allocations are also compared  to peer groups, taking into consideration the mix of assets in the Company’s overall loan portfolio as well as delinquency, nonperforming and charge-off trends.  A general allocation is then provided against each individual portfolio based upon the homogeneous characteristics of that portfolio.  This calculation of an indicated level of reserves is then stress tested.   As a result of this in depth analysis, an unallocated level of reserves is also derived which provides for inherent losses in the portfolio that exist, but have yet to be identified.

With respect to the general allocation that is provided against each of the individual portfolios, various factors are considered such as historical loss data, economic conditions, growth rates within the portfolio, concentrations, loan to value ratios, error rates and loan officer experience levels.  When reviewing historical loss data, ratios from  the past twelve quarters including nonperforming loans, loans 30 - 89 days past due, charge offs and recoveries by portfolio type, and the allowance as a percentage of total capital and total loans are all analyzed.  A detailed review of economic conditions is provided including a summary of interest rates for the past quarter and indicated trends in interest rates for the coming quarters.  An in depth analysis of factors such as unemployment data, consumer price indicators, real estate sales activities, and consumer spending data is also presented and utilized for weighting reserve allocation factors.   Another indicator used to arrive at the economic condition factor weighting is real estate sales activity and housing price depreciation statistics for the current quarter.

The following table sets forth the allocation of the Company’s allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable, net, at the date indicated.  The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses, which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	2009
	Amount	% of Total Loans
Commercial	$1,388	2.19%
Real estate	17,992	97.74
Consumer and other	91	.07
Unallocated	3,620	-
Total at September 30,	$23,091	100.00%

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At December 31,
	2009	2008
Non-accrual loans:
Real estate loans, construction	$30,149	$1,341
Real estate loans, other:
Commercial	17,656	-
Residential	9,935	328
Commercial and industrial loans	597	178
All other loans (including overdrafts)	-	6
Total non-accrual loans	$58,337	$1,853

Loans greater than 90 days delinquent and still accruing:
Real estate loans, construction	$-	$2,261
Real estate loans, other:
Commercial	-	1,131
Residential	-	15
Commercial and industrial loans	-	-
Total loans greater than 90 days delinquent and still accruing	$-	$3,407

Total nonperforming loans	$58,337	$5,260

Other nonperforming assets:
Other real estate owned	$6,972	$6,972

Total nonperforming assets	$65,309	$12,232

Total nonperforming loans to total loans	2.79%	.31%
Total nonperforming assets to total assets	2.45%	.66%
Allowance for loan losses to total nonperforming loans	39.58%	214.89%

Loans past due 90 days or more remain on accrual status if they are both well secured and in the process of collection.  All other loans 90 days or more past due or loans where management has serious doubts about further collectability of principal or interest, even though the loan is currently performing, are placed on nonaccrual status.  When a loan is placed on nonaccrual status, unpaid interest credited to income is generally reversed.  Any payments received on nonaccrual loans are applied to the recorded investment in the loan.  Generally, loans are restored to accrual status when the obligation is brought current, has performed  in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans total $58,337 or 2.79% of total loans as of September 30, 2009, as compared to $29,584 as of June 30, 2009, a 97.19% increase. Acquisition, development and construction loans comprise $30,149 or 51.68% of this total.  The second largest component of nonperforming loans by loan type is commercial mortgages, which total $17,656 or 30.26% of the total.  Of the total nonperforming loans, all but $755 of acquisition, development and construction loans are currently in foreclosure, as are all the commercial mortgages.  Over 89% of the Company’s nonperforming loans are to eleven borrowers.  One of the largest loans in the nonperforming category is a first lien land loan on a 195 acre parcel in New Windsor, NY.  The borrower is seeking municipal approvals for a large residential development on the site.  The loan is currently in foreclosure, with a personal guarantee of the borrower.  Another of these large loans is a land loan with approved plans and permits for future development of an eleven story, twenty one unit residential complex in downtown White Plains, Westchester County, NY.  This loan is currently in foreclosure, again with a personal guarantee of the borrower.  One of  the larger nonperforming loans is a building loan on a recently constructed single family house in Sands Point, Nassau County, NY.  This property is currently in the process of a contract of sale, and based upon this sale price, no loss to the Company is expected.  An additional building loan on another recently constructed single family home in Suffolk County, NY is also in the process of a contract of sale, with the purchaser approved for funding.  A foreclosure action is continuing, although a closing is anticipated before year end, with no expected loss to the Company.  A third building loan is on a partially completed single family home in Nissequogue, Suffolk County, NY that was to be the primary residence of a currently bankrupt contractor.  A foreclosure sale is scheduled for November.  Two other properties in Suffolk County, NY are included in the largest loans within the nonperforming category.  The first of these two properties is a first mortgage on a seven lot subdivision in St. James, NY.  Most improvements have been completed on the property, but there is currently a dispute between the partners causing a payment problem.  The property is in foreclosure with strong guarantees.  The second of the two additional Suffolk County loans is a commercial mortgage on a multi-unit commercial building in Selden, NY.  The borrower is deceased and the property is in foreclosure.  There are current active negotiations for the sale of the property.  Three additional loans in the nonperforming category are secured by properties in New York City.  The first loan is a mortgage on six residential and one retail condominium unit that was completed within the past twelve to fifteen months located in midtown Manhattan.  Three units have been sold, and the balance are being rented.  The property is in foreclosure and may be a candidate for a restructure.  The next New York City loan is a conventional mortgage on a recently acquired single family townhouse in a prime Manhattan Upper East Side area.  The property was acquired in 2008 by a hedge fund manager who is currently experiencing financial difficulty.  The property is in good condition and is currently in foreclosure.  The third New York City loan is a first mortgage on a partially constructed single family brownstone that was to be converted into a three unit luxury condominium building located in Harlem, NY.  Construction is approximately 55% complete.  As of September 30, 2009, no foreclosure action has been commenced on this property.  The last of the eleven largest loans within the nonperforming category is a first mortgage on a two story commercial office and warehouse building in a commercial and industrial section of Brooklyn, NY.  The property is occupied by the borrower, with a substantial net worth.  The loan is currently in foreclosure.  The total amount of reserves set aside for these eleven largest loans as of September 30 was $2,136.

The 30-89 day past due category of loans increased to $51,241 at September 30, 2009 from $19,941 at June 30, 2009.  As of September 30, these loans represented 2.45% of total loans, as compared to 1.01% as of June 30.  Within the 30-89 day past due category, acquisition, development and construction loans comprise 50.19% or $25,717.  The remaining balance is composed of $12,247 of commercial mortgages, $8,044 of multi-family mortgages, $1,697 of residential mortgages and home equity lines of credit, and $3,521 of commercial loans.

The ratio of the allowance for loan losses to total nonperforming loans as of September 30, 2009 and December 31, 2008 was 39.58% and 214.89% due to an increase in nonperforming loans of $53,077.   The balance in the allowance for loan loss account also increased from $11,303 to $23,091 or $11,788.  For the nine month period ending September 30, 2009, the Company has made provisions for loan losses of $13,000 as compared to $2,000 for the same period in 2008.

The following table sets forth certain types of loans which management believes to be considered higher risk loans.  The table quantifies their respective percentage of the Company’s total loans, the total allowance for loan losses balance allocated to these loans and the level of nonperforming loans within these categories.

Higher Risk Loans

	September 30, 2009	% of Loan Portfolio	Total Reserve Allocation	Non-performing Loans
Interest Only Acquisition, Development and Construction Loans	$403,604	19.30%	$10,459	$30,149
Home Equity Lines/Loans - 1st Liens	18,943	0.91	85
Home Equity Lines/ Loans - 2nd Liens	9,658	0.46	100
Interest Only Commercial Loans	27,795	1.33	744	250
Interest Only Consumer Loans	552	0.02	37
Total	$460,552	22.02%	$11,425	$30,399

The categories of loans listed above pose a potentially higher credit risk because of the lack of principal amortization, a collateral position subordinate to another creditor, or increased defaults due to slowdowns in the construction and real estate sales sector during an economic recession.  However, management believes these risks are mitigated through the Company’s loan terms and underwriting standards.

Partially a result of the economic downturn and partially as a means of reducing risk, beginning in the fourth quarter of 2007 the Company began to make a shift in the mix of its loan portfolio from higher risk construction lending into lower risk permanent single family and  multi-family residential mortgages and commercial mortgages. This shift in originations was evidenced by a net growth in commercial mortgages and multi-family mortgages as a percentage of the total net growth for the quarter of 57.82% and 48.94%, respectively, as compared to only 7.94% for construction loans.  Residential and commercial mortgages comprised 78.62% of total loans at September 30, 2009 compared to 73.77% at December 31, 2008.  Construction loans made up 19.30%  of total loans at September 30, 2009 as compared to 23.04% at December 31, 2008.  Land and construction financing continues to increase but at a much slower pace than that of past quarters and mainly as a result of advances on existing loans that date back to 2007 and 2008.  Construction financing remains a necessity as it allows for the repayment of land, site and soft costs from the sale of homes or condominium units in a given project.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Net income for the three months ended September 30, 2009 and 2008 was $898 and $4,607, a decrease of 80.5% and was due primarily to an increase in the provision for loan losses of $9,500. Net interest income increased by $4,946 or 35.6% due in large part to an increase in the quarterly average balance of loans to $2,022,629 at September 30, 2009 from $1,424,086 at September 30, 2008, an increase of 42.02%, along with a corresponding 25.5% increase in interest on loans. Loan yields declined to 5.79% during the third quarter of 2009 from 6.55% during the third quarter of 2008, mainly the result of lower rates on floating rate construction loans due to the drop in the prime rate of 400 basis points from the third quarter of 2008 to the third quarter of 2009.  As such, the increase in interest income on loans for the quarter is attributable to the increased volume. Interest income on investment securities increased by 214.4% for the quarter ended September 30, 2009 as compared to the same period in 2008. This was due to the increase in average balance to $283,310 for the third quarter of 2009 as compared to $67,943 for the third quarter of 2008.  Total interest expense for the third quarter of 2009 was 27.6% higher than that for the same period in 2008.  The average balance of these interest-bearing liabilities for the three month period in 2009 and 2008 was $2,147,312 and $1,387,081, respectively.  For the three month period ended September 30, 2009 the Company’s cost of funds was 2.50% as compared to 3.02% for the comparable three month period in 2008.  The increased expense is largely the result of increased volume partially offset by the decreased cost of funds.

Noninterest income for the three month period ended September 30, 2009 increased by 27.1%, the result of net gains on the sale of investment securities during the quarter.  Noninterest expense increased by 29.4% from the third quarter of 2008 to the third quarter of 2009 predominantly due to the net occupancy, salary and employee benefit expenses related to the Company’s branch expansion efforts.

The provision for loan losses was $10,000 for the three month period ended September 30, 2009 compared to $500 for the same period in 2008.  The increase in the provision expense was mainly the result of additional impaired loans due to the economic recession coupled with the continued growth in total loans.  Based on our continuing review of the overall loan portfolio, as of September 30, 2009 management believes this increase in the provision for the third quarter of 2009 to be adequate.  In view of the continued adverse conditions in the local and national economy as well as the growth in our loan portfolio, there can be no assurance that our provision for loan losses will not be higher in future periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Net income for the nine months ended September 30, 2009 was $7,927 as compared to $12,133 for the comparable period in 2008, a decrease of 34.67%.  The primary reason for the decline in net income was the increase in the provision for loan losses.  The other contributing factor was the increased expense for the FDIC assessments including the five basis points special assessment collected on September 30, 2009.  This special assessment of $1,076 plus the Company’s increased quarterly assessments totaled $3,171 for the nine month period ending September 30, 2009, an increase over the same period last year of $2,700 or 573.44%.  The provision for loan losses for the first nine months of 2009 totaled $13,000 as compared to $2,000 for the same period in 2008.  This increased provision was the result of increased impaired and past due loans resulting from the economic downturn as well as the overall growth in the loan portfolio.

The Company’s primary driver of net income remains net interest income.  While the net interest margin for the first nine months of 2009 is down to 3.04% from 3.73% for the first nine months of 2008, net interest income is up by $11,596 or 31.31% due to growth in interest earning assets.  Although down from 2008, the net interest margin continues to trend higher since a low of 2.76% during the first quarter of 2009.

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

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest-earning assets:
Investment securities:
Taxable	$142,282	$4,020	3.76%	$53,701	$2,054	5.10%
Nontaxable	24,509	978	5.32	5,497	246	5.97
Total investment securities	166,791	4,998	4.00	59,198	2,300	5.18
Loans	1,888,596	82,859	5.85	1,244,040	63,318	6.79
Interest-earning deposits with banks	34,568	45	0.17	11,395	174	2.00
Term placements	33,328	101	0.41	-	-	-
Other interest-earning assets	21,920	546	3.50	11,445	559	6.53
Total interest-earning assets	2,145,203	88,549	5.51	1,326,078	66,351	6.67
Noninterest-earning assets:
Cash and due from banks	27,073			15,167
Other assets	73,074			67,580
Total assets	$2,245,350			$1,408,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings, NOW and money market deposits	$781,101	$10,364	1.77%	$487,593	$9,100	2.50%
Time deposits	818,070	20,527	3.35	460,229	13,949	4.05
Other borrowings	326,818	6,773	2.77	223,289	4,537	2.71
Subordinated debt	43,643	1,915	5.83	33,972	1,648	6.37
Total interest-bearing liabilities	1,969,632	39,579	2.69	1,205,083	29,234	3.24
Noninterest-bearing liabilities:
Demand deposits	121,191			107,789
Other liabilities	15,873			8,987
Total liabilities	2,106,696			1,321,859
Stockholders’ equity	138,654			86,966
Total liabilities and stockholders’ equity	$2,245,350			$1,408,825

Net interest income/interest rate spread		$48,970	2.82%		$37,117	3.43%

Net interest-earning assets/net interest margin	$175,571		3.04%	$120,995		3.73%

Less: tax equivalent adjustment		343			86

Net interest income		$48,627			$37,031

The net interest margin was negatively impacted during the first quarter of 2009 as deposits flowed into the Company’s newest branches at a very rapid pace and loan closings did not occur as quickly as anticipated.  Consequently, the Company held excess cash that was earning a minimal level of interest in overnight investments and short-term placements awaiting these closings.  During the second quarter, the excess liquidity was redirected into significantly higher earning loans and investment securities.

Interest-bearing liabilities, mainly deposits, have increased significantly.  Throughout the first nine months of 2009, savings, NOW and money market deposits have gradually increased as a percentage of total deposits.  In addition, time deposits have been repricing at lower current market rates.  The combination of a larger mix of lower cost non-maturity deposits and lower rate time deposits has reduced the average cost of interest bearing liabilities.  The average balance of FHLB borrowings has been significantly higher during 2009 because of the advances taken during 2008 when the funding for new loan originations was outpacing deposit growth.  With the strong 2009 deposit growth, the Company has not increased its FHLB borrowings position during the first nine months of the year.  The average rate paid on the Company’s trust preferred securities during the first nine months of 2009 was 4.90%.  It has decreased from 6.37%, the average rate paid during the first nine months of 2008, as two of the three issuances are variable rates based on 3 month LIBOR, which has declined over 200 basis points from September 30, 2008.

The provision for loan losses was $13,000 for the first nine months of 2009 and $2,000 for the same period in 2008.  The increase in the provision expense was mainly the result of additional impaired loans due to the economic recession coupled with the continued growth in total loans.  Based on our continuing review of the overall loan portfolio, as of September 30, 2009 management believes this increase in the provision for the first nine months of 2009 to be adequate.  In view of the continued adverse conditions in the local and national economy as well as the growth in our loan portfolio, there can be no assurance that our provision for loan losses will not be higher in future periods.

Noninterest income before the OTTI impairment loss increased to $8,031 or by 15.93% for the first nine months of 2009 over the comparable period in 2008.  Net gains on the sale of investment securities totaled $1,481.  Income from trust and investment management services decreased by18.05% due to reduced net asset values.  Service charge income increased by 4.51% due to an increased volume of transaction accounts as well as the overdraft program entered into during 2008, which collects fee income in return for payment of low-level overdrafts.  Gross revenues from the Company’s insurance subsidiary increased slightly, by 1.27%.  The increase was minimal due to softened insurance markets causing reduced premiums.  The gain in cash surrender value of company owned life insurance decreased by 38.77%, indicative of overall reduced rates of return.  Other noninterest income decreased by 11.09%, mainly the result of decreased loan fees generated from short-term loans and reduced service fee income generated through the branch system.

Noninterest expense increased by $8,337, or 35.85%, for the nine month period ending September 30, 2009 as compared to the same period in 2008.  The Company’s FDIC assessment expense, that included a five basis point special assessment during the second quarter of 2009 paid on September 30, accounted for $2,700, or 32.38%, of the growth in this category.  Other increases in noninterest expense relate to the costs associated with the growth in new branches from September 30, 2008 to September 30, 2009 as well as the number of full time equivalent employees increasing from 230 to 286.   A majority of the increases in salary, benefits, occupancy and equipment, business development and other overhead expenses relate in large part to the costs associated with these additional locations and additional staff.  Other increases in these categories are the result of the usual increases associated with the costs of doing business.

Provision for income taxes decreased by 41.92% for the nine month period ended September 30, 2009 mainly the result of lower income before taxes.

Liquidity and Commitments

Liquidity provides the source of funds for anticipated deposit outflow and loan growth.  The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities, deposits with banks, and borrowing potential from correspondent banks.  The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities.  Management believes that the Bank’s liquidity level is sufficient to meet funding needs for anticipated loan growth and potential deposit outflows.

The Company’s principal source of liquidity is dividends from the Bank.  Cash available to service Company subordinated debentures and for distribution of dividends to shareholders is primarily derived from dividends paid by the Bank to the Company.  During 2009, the Bank paid $1,541 in cash dividends to the Company. At September 30, 2009, the Bank had $13,183 of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In the event that the Company subsequently expands its current operations, in addition to dividends from the Bank, it will need to rely on its own earnings, additional capital raised and other borrowings to meet liquidity needs.

The Bank’s Liquidity and Funds Management Policy allows for wholesale borrowings. At September 30, 2009, the Bank had a line of credit of $15,000 with an unaffiliated correspondent bank to provide short term credit for liquidity requirements. Of this line of credit, $7,000 is available on an unsecured basis.  The Bank also has the ability, as a member of the Federal Home Loan Bank (“FHLB”) system, to borrow against unencumbered residential and commercial mortgages owned by the Bank. The amount of unused available credit from the FHLB at September 30, 2009 was $454,711.  As of September 30, 2009 and December 31, 2008 the Bank had no overnight borrowings outstanding.  The Bank had $325 million in collateralized advances outstanding with the FHLB as of September 30, 2009 and December 31, 2008.

On September 30, 2009 total loan commitments outstanding were $245,647, of which $133,298 represented available lines on funded loans, $93,364 represented available lines on unfunded loans and $18,985 represented outstanding letters of credit.  At September 30, 2008, these commitments totaled $513,137, of which $206,552 represented available lines on funded loans, $289,441 represented available lines on unfunded loans and $17,144 represented letters of credit outstanding.  As of September 30, 2009, $555,419 of certificates of deposit were scheduled to mature in the next twelve months.  Based on historical experience, management believes that most of such certificates of deposit will remain with the Bank.  However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on these funds.

Recent Regulatory and Accounting Developments

In April 2009, the FASB issued pending content to FASB ASC 320-10-35, Investments – Debt and Equity Securities, Overall, Subsequent Measurement, which amends existing guidance for determining whether impairment is other-than-temporary (“OTTI”) for debt securities.  The pending content requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the pending content expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This pending content was effective for interim and annual reporting periods ending after June 15, 2009.  Through the period ended March 31, 2009, the Company recognized cumulative other -than-temporary impairment charges of $865 for various securities.  The  Company adopted the pending content effective April 1, 2009 and reversed $312, net of tax of $175, for the non-credit portion of the cumulative OTTI charge.  The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $312, net of tax of $175, as of April 1, 2009.  As a result of implementing the new accounting standard, the amount of OTTI recognized in income for the period was $255, gross of tax.  Had the new accounting standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $900, gross of tax.

In April 2009, the FASB issued pending content to FASB ASC 820-10-35, Fair Value Measurements and Disclosures, Overall, Subsequent Measurement.  The pending content emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The pending content provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The pending content required increased disclosures and was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of the pending content at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued pending content to FASB ASC 820-10-50-2, Fair Value Measurements and Disclosures, Overall, Disclosure.  The pending content amends FASB ASC 825-10-50,  Financial Instruments, Overall, Disclosure, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The pending content was effective for interim reporting periods ending after June 15, 2009.  The adoption of the pending content at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures, which are included in Note 7.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures.  This content defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The content is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued ASC 820-10-65-1, Fair Value Measurements and Disclosures, Overall, Transition and Open Effective Date Information.  This content delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued pending content to FASB ASC 260-10-45, Earnings Per Share, Overall, Other Presentation Matters.  The pending content addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of ASC 260-10-45.  The pending content was effective for years beginning after December 15, 2008 and interim periods within those years.  Prior earnings per share amounts have been retrospectively adjusted to conform to the provisions of the pending content.  Adoption of the pending content in 2009 did not have a material impact to the Company’s financial statements or earnings per share calculation.

In May 2009, the FASB issued updated content to FASB ASC 855-10-50, Subsequent Events, Overall, Disclosure.  The objective of the content is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued.  The content was effective for interim and annual financial periods ending after June 15, 2009.  The adoption resulted in additional disclosure, but no material impact to the results over operations or financial position.

On June 12, 2009, the FASB issued pending content to FASB ASC 860-10, Transfers and Servicing. The pending content will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The pending content replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   The pending content requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  The pending content is effective at the start of the first fiscal year beginning after November 15, 2009.  The adoption of the pending content is not expected to impact the Company’s consolidated financial statements.

On June 29, 2009, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  The issuance of the Codification is not intended to change GAAP.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

The SEC's Office of the Chief Accountant published Staff Accounting Bulletin (SAB) No. 112.  SAB 112, which was effective June 10, 2009 and amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  Specifically, SAB 112 aims to bring existing guidance into conformity with recent accounting standards updates by the FASB, including FASB ASC 805, Business Combinations, and FASB ASC 810, Consolidation.  The adoption of this bulletin did not impact the Company’s consolidated financial statements.

In August, 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, as subset of Topic 820 – “Fair Value Measurements and Disclosure”.  Among other clarifying points, ASU 2009-05 provides clarification that in circumstance in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  (1) The quoted price of the identical liability when traded as an asset, (2) Quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) Another valuation technique that is consistent with the principles of Topic 820 such as an income approach or market approach.  The ASU is effective as of September 30, 2009.  The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Significant changes in the level of market interest rates may adversely affect the value of the Company’s interest-earning assets.  This change in rates could also affect the level of net interest income and ultimately net income of the Company.  The Company utilizes the results of a dynamic simulation model to quantify the estimated exposure to net interest income fluctuations resulting from sustained interest rate changes.  Management monitors simulated net interest income sensitivity over a rolling two year horizon.  This simulation captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities.  This sensitivity is then compared to policy limits internally set by the Asset Liability Committee ( “ALCO”) that specify a maximum tolerance level for net interest income exposure over a one year horizon given both an upward and downward shift in interest rates.  The ALCO will continue to adjust this approach as market conditions warrant.

This simulation modeling is done on a quarterly basis, most recently as of August 31, 2009.  A 100, 200 and 300 parallel and pro rata basis point upward and downward shift in rates was assumed over a twelve month planning horizon.  The following table reflects the Company’s income sensitivity analysis over a one year time frame as of August 31, 2009.  The Company’s change in net interest income that would result from the respective potential interest rate shocks was within policy limits.  The results of this simulation have been reviewed with the President, the Board of Directors and senior management.

Change in Interest Rates	As of August 31, 2009
In Basis Points	Potential Change
(Rate Shock)	In Net Interest Income
	$ Change	% Change
Up 300 basis points	5,565	5.82
Up 200 basis points	3,897	4.08
Up 100 basis points	2,068	2.16
Static	-	-
Down 100 basis points	(2,273)	(2.38)
Down 200 basis points	(4,840)	(5.06)
Down 300 basis points	(7,620)	(7.97)

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings -None

Item 1A.	Risk Factors - None

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds - Issuer Purchases of Equity Securities – Reference is made to Footnotes 5 and 6 to the financial statements included in this Form 10-Q as to the private issuance of subordinated debt and related Warrants to purchase common stock. The issuer did not repurchase any of its shares during the nine month period ended September 30, 2009.

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITHTOWN BANCORP, INC.

November 9, 2009

/s/ BRADLEY E. ROCK
Bradley E. Rock, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

/s/ ANITA M. FLOREK
Anita M. Florek, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)