Form 10-K
period 2009-12-31
SMITHTOWN BANCORP INC
filed 2010-03-12
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class of Common Stock	Number of Shares Outstanding as of March 12, 2010

$0.01 Par Value	14,967,508

The aggregate market value of the Registrant’s common stock held by nonaffiliates as of June 30, 2009 was approximately $180,491,933.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the annual meeting of stockholders to be held on May 6, 2010 are incorporated by reference into Part III.

Part I.

Item 1: Description of Business

Smithtown Bancorp, Inc. (the “Registrant” or the “Company”) is a New York State corporation that is a bank holding company with one direct wholly owned bank subsidiary, Bank of Smithtown, (the “Bank”), a New York State-chartered commercial bank. The Company has three other direct wholly owned subsidiaries, Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which are Delaware Statutory Trusts that were formed to issue trust preferred securities. The Company was incorporated under the laws of New York State in 1984. At the direction of the board of directors, pursuant to a plan of reorganization, the former stockholders of the Bank became the stockholders of the Company. Since commencing business in 1984, the Company has functioned primarily as holder of all of the Bank’s common stock. Bank of Smithtown has four wholly owned subsidiaries. Through its financial services subsidiary, Bank of Smithtown Financial Services, Inc., the Bank offers tax-deferred annuities and mutual funds and accepts commission payments generated through a program called “Investors Marketplace.” The Bank offers a full line of commercial and personal insurance products through Bank of Smithtown Insurance Agents and Brokers, Inc. BOS Preferred Funding Corporation, a real estate investment trust formed in February 2006 as a vehicle for capital enhancement for the Bank, holds a substantial amount of the consumer and commercial real estate loans of the Bank. SBRE Realty Corp. was formed to hold other real estate owned property.

The Bank provides a wide range of commercial and consumer banking services, including demand, savings and time deposits accepted from consumers, businesses and municipalities located primarily within Suffolk and Nassau Counties, Long Island, and the five boroughs of New York City. These deposits, along with funds generated from operations and other borrowings, are invested primarily in (1) commercial, multifamily and residential mortgages, (2) construction and land loans, (3) secured and unsecured commercial loans, (4) secured and unsecured consumer loans, (5) Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities, (6) U.S. government entity and agency securities, (7) obligations of state and political subdivisions, and (8) restricted stock. The Bank also offers trust services, merchant credit and debit card processing, safe deposit boxes and online banking, including bill pay, telephone banking, automated teller machines and individual retirement accounts.

All of the business lines engaged in by the Bank and its subsidiaries are of a highly competitive nature. The Bank faces competitive pressures from many large banks located within its market area, as well as other community banks and regional banks in the area. These competitive pressures can affect the pricing of bank deposit and loan products, as well as the costs of providing bank services. We compete with other commercial banks, savings banks, credit unions and other financial service providers such as finance companies and investment and insurance companies.

As of December 31, 2009, the Bank employed 300 full-time equivalent individuals on a full and part time basis, including the employees of its subsidiaries.

Market Area

The Bank attracts deposits through its branch network on Long Island, including both Nassau and Suffolk Counties, principally from Port Washington to Wading River. All but one of the Bank’s current 29 branch offices are located within this region, as are the majority of the consumers and businesses that it serves. The Bank also has a branch located on Seventh Avenue in New York City. As part of our plan to expand and fill in our geographical footprint, we opened ten new branches during 2009 and we are planning to open approximately four new branches within the next 12 to 15 months.

The Bank’s primary lending market includes Long Island, the five boroughs of New York City and the greater metropolitan area. Within the Bank’s lending market, the majority of businesses are considered small businesses, and lending tends to be concentrated within commercial and residential real estate, health services, technology, insurance, construction and small professional businesses. The Bank makes loans for office and retail properties, industrial properties, storage facilities, professional offices, golf courses and other recreational facilities, parking garages, and other commercial uses. The Bank also makes permanent mortgage loans for single family and multifamily housing.

Bank of Smithtown Insurance Agents and Brokers, Inc., (the “Agency”), provides insurance and financial services to a wide range of consumer and business customers, who reside primarily within the Bank’s market area, thus adding a synergy between the Bank and the Agency. Insurance products are also provided nationally by the Agency, but to a much lesser degree.

Regulation and Supervision

We are subject to extensive regulation under federal and state laws. Federal and New York State banking laws, regulations and policies extensively regulate the Company and the Bank, including prescribing standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extensions of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, impaired assets and loan-to-value ratios. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

Set forth below is a summary description of the significant elements of the laws and regulations applicable to us. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. In addition, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and our subsidiaries could have a material effect on our business.

Consent Agreement

On January 29, 2010, the Bank entered into a Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and a parallel Consent Order with the New York State Banking Department (the “Banking Department”), hereinafter collectively referred to as the “Consent Agreement.” For more information, see “Item 6: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 in the Notes to Consolidated Financial Statements.”

Regulatory Agencies

We are a legal entity separate and distinct from the Bank and our other subsidiaries. As a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). We are also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (“Securities Act”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are listed on The NASDAQ Global Select Market under the trading symbol “SMTB” and are subject to the rules of the NASDAQ for listed companies.

The Bank is organized as a New York State chartered bank and is subject to extensive regulation and supervision by the Banking Department, as its chartering agency, and by the FDIC, as its insurer of deposits. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Bank is periodically examined by the Banking Department and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations.

Our insurance subsidiary is subject to regulation by the New York State Insurance Department.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.

The BHC Act, the New York Banking Law (“Banking Law”) and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money-laundering activities. The Banking Law similarly regulates a change in control affecting the Bank and generally requires prior approval of the New York State Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in New York.

Dividends

As a bank holding company, our principal source of funds is dividends from our subsidiaries. These funds are used to service our trust preferred debt obligations as well as to pay expenses and dividends on our common shares. Under the Banking Law, a New York State-chartered stock-form bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent of Banks is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice. Under the terms of the Consent Agreement, the Bank is unable to pay dividends without the prior approval of the FDIC and Banking Department.

In addition, the Company and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Restriction on Transactions with the Bank

There are various restrictions on our ability to borrow from, and engage in certain other transactions with, the Bank. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of us or our non-bank subsidiaries, to 10% of the Bank’s capital stock and surplus, and, as to us and all such non-bank subsidiaries in the aggregate, to 20% of the Bank’s capital stock and surplus.

Federal law also provides that extensions of credit and other transactions between the Bank and us or one of our non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Source of Strength Doctrine

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Adequacy and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital described below) to risk-weighted assets (including certain off balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

          Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred shares, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•

          Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred shares and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

Banks and bank holding companies currently are generally required to maintain Tier 1 capital and total capital equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off balance sheet items, such as letters of credit). Banks are required to maintain similar capital levels under capital adequacy guidelines. For an organization to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively, and its Tier 1 capital must be at least 5% of adjusted period end assets. However, pursuant to the Consent Agreement, the Bank must maintain Tier 1 Capital at least equal to 7% of total assets, Tier 1 Risk-Based Capital at least equal to 9% of Total Risk-Weighted Assets and Total Risk-Based Capital at least equal to 11% of Total Risk-Weighted Assets no later than June 30, 2010. As a result of the Consent Agreement, the Bank is categorized as adequately capitalized for regulatory capital purposes. At December 31, 2009, the Tier 1 Risk-Based Capital ratio was 8.26% and the Total Risk-Based Capital ratio was 10.37%.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). For an organization to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. At December 31, 2009, the Bank’s Tier 1 Leverage ratio was 6.28%,

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (1) ”well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (2) ”adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (3) ”undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (4) ”significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (5) ”critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 met the level to be well capitalized under prompt corrective action provisions, but as a result of the Consent Agreement, the Bank is categorized as adequately capitalized for regulatory capital purposes. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (1) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (2) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The federal regulatory authorities’ risk-based capital guidelines are based upon the capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Deposit Insurance

Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment effective April 1, 2009 and effectively set the range at 7 to 77.5 basis points. The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of the Bank’s total assets minus Tier 1 capital as of June 30, 2009 in order to cover losses to the DIF. The special assessment was collected on September 30, 2009. The FDIC may impose additional emergency assessments in the future. The Company’s noninterest expense increased by $1.076 million during the second quarter of 2009 as a result of the special assessment. Overall, deposit insurance costs for 2009 totaled $4.576 million compared to deposit insurance costs of $0.648 million during the same period in 2008. As a result of the Consent Agreement, the Bank is assigned to a higher risk category and will pay a higher rate for deposit insurance while the Consent Agreement is in effect.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments on December 30, 2009 for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, along with the institution’s risk-based assessment for the third quarter of 2009. On its own initiative, the FDIC exempted certain institutions, including the Bank, from the prepayment requirement.

Due to recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts through December 31, 2013. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program under which, for a fee to participating depository institutions such as the Bank, noninterest bearing transaction deposit accounts, negotiable order of withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and interest on lawyers trust accounts at participating institutions would receive unlimited insurance coverage until June 30, 2010. Also as part of this program, certain senior unsecured debt issued by participating institutions and their holding companies would temporarily be guaranteed by the FDIC.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act

The Community Reinvestment Act of 1977, as amended (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of a proposed transaction.

The Bank is also subject to the provisions of the Banking Law, which impose continuing and affirmative obligations upon a banking institution organized in New York to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the Banking Department to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent of Banks to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. As of December 31, 2009, the Bank’s CRA and NYCRA ratings were “satisfactory.”

Financial Privacy

In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on our business.

Corporate Information

Under the Exchange Act, the Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

Our principal executive offices are located at 100 Motor Parkway, Suite 160, Hauppauge, NY 11788. Our telephone number is (631) 360-9300. We make available, free of charge through our website, www.bankofsmithtown.com, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Except for documents specifically incorporated by reference into this document, information on our website is not incorporated herein by reference and is not part of this Form 10-K.

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

Risks Related to the Company’s Business and Operations

Our banking subsidiary is operating under a Consent Agreement with the FDIC and the Banking Department to address lending, credit, capital and related issues

The Bank has entered into a Consent Agreement with the FDIC and Banking Department. Under the Consent Agreement, the Bank is required to improve credit administration, loan underwriting and internal loan review processes and maintain an adequate allowance for loan losses. Other required actions include the implementation of plans to reduce classified assets, decrease the Bank’s concentration in commercial real estate loans and increase profitability. The Bank’s payment of dividends and growth in average assets require prior approval of the FDIC and Banking Department. In addition, the Bank is required to maintain no later than June 30, 2010, Tier 1 Capital at least equal to 7% of Total Assets, Tier 1 Risk-Based Capital at least equal to 9% of Total Risk-Weighted Assets and Total Risk-Based Capital at least equal to 11% of Total Risk-Weighted Assets. We expect that our compliance with the Consent Agreement will require the Bank to devote significant management attention and time on an ongoing basis. If we are unable to comply, we could be subject to other regulatory sanctions, including civil money penalties.

The Company is subject to the risk of the bank subsidiary not meeting higher capital ratios required by the Consent Agreement

Meeting the higher capital ratios required under the Consent Agreement will require the Bank to increase capital, decrease assets or both. Raising capital under a Consent Agreement and during a period of reduced financial performance could result in the Company issuing shares at a low price or paying a high rate of interest for debt instruments that qualify as regulatory capital. Issuance of additional common shares would dilute the percentage ownership interest of the Company’s stockholders and may dilute the book value per share of the Company’s common shares. Issuance of debt at a high rate of interest or decreasing assets could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, the availability of capital at any price is dependent on many factors, including confidence in the economy and financial institutions generally, and it is possible that we will be unable to raise additional capital should we need to. Failure to effectively meet the higher capital ratios could have further adverse consequences for the Bank and the Company and could result in the sale of the Company at a reduced price.

Current and future restrictions on the conduct of our business could adversely impact our ability to attract deposits

Because we are no longer considered “well capitalized” by our banking regulators, we are, among other restrictions, prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not well capitalized will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate. This national rate may be lower than the prevailing rates in our local market, and we may be unable to secure the permission of the FDIC to use a local market rate. If restrictions on the rates we are able to pay on deposit accounts negatively impact our ability to compete for deposits in our market area, we may be unable to attract or maintain core deposits, and our liquidity and ability to support demand for loans could be adversely affected.

The Company has grown significantly but is not likely to sustain this rate of growth

The Company’s assets have increased $1,757 million, or 200.11%, from $878 million at December 31, 2005 to $2,635 million at December 31, 2009, primarily due to organic loan growth funded by retail deposit growth. During that same time period, the Company’s deposits increased $1,378 million, or 197.70%, from $697 million to $2,075 million largely from opening new branches. The Company’s recent growth has weakened its financial condition and placed significant demands on its operations and management. The Company’s future success depends on the ability of its officers and other key employees to continue to implement and improve its operational, credit, financial, management and other internal risk controls and processes and its reporting systems and procedures, and to manage a larger number of client relationships. While under the Consent Agreement, the Bank will not be able to sustain its recent rate of growth. Any growth in quarterly average assets, while the Bank is under the Consent Agreement, requires prior approval of the FDIC and Banking Department.

The Bank is planning approximately four new branches that it intends to open within the next 12 to 15 months. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which the Bank does not have an established presence. The Bank’s expenses could be further increased if it encounters delays in the opening of any of its new branches. Growth restriction while under the Consent Agreement may make it difficult to reach profitability in new branches.

In the future, the Company may need to raise additional capital to support its continued growth. The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on the Company’s financial performance. If the Company cannot raise additional capital when needed and on favorable terms, its ability to grow could be materially impaired.

The Bank is subject to risk related to the concentration of its loan portfolio

The Bank generally invests a large proportion of its assets in loans secured by commercial and residential real estate properties on Long Island and in the New York metropolitan area. While the Company does not expect further substantial declines in real estate values and economic conditions on Long Island and in the New York metropolitan area, further declines in these values or economic activities are possible and could have an impact on the value of collateral securing the loans as well as the ability for the repayment of loans. In addition, at December 31, 2009, land and construction loans represented 17% of the Bank’s loan portfolio. See a further discussion in “Item 6: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Loans.”

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the FDIC have observed that commercial real estate (“CRE”) is an area in which some banks have become increasingly concentrated. These agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies are concerned that rising CRE concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in CRE markets. As a result of this concern, the agencies issued Commercial Real Estate Guidance (“CRE Guidance”) in December 2006 to ensure that institutions with such concentrations maintain strong risk management practices and appropriate levels of capital. This CRE Guidance does not impose any limits on the level of CRE lending made by banks, however, the Consent Agreement requires the Bank to reduce its concentration in CRE lending. In addition, the Bank is required to improve credit administration, loan underwriting and internal loan review processes.

The Bank is subject to the risk of having to develop new lines of lending

The Bank’s lending is nearly all real estate secured. FDIC and Banking Department concerns regarding CRE concentrations focus on the Bank’s land and construction loans, multifamily mortgages and non owner occupied commercial mortgages. These three loan classifications total 79.1% of the total loan portfolio. The Consent Agreement requires the Bank to reduce its concentration in CRE lending. A reduction in CRE lending may require the Bank to develop new lines of lending. Many of the Bank’s competitors in other lines of lending, such as consumer credit cards and auto loans, have lower cost structures due to their size. Competitors may offer a broader range of products and services as well as better pricing than the Bank can offer. The Bank’s ability to continue to compete successfully depends on developing products and services to meet customer needs and demands.

The Bank is subject to lending risk

There are inherent risks associated with the Bank’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Bank operates as well as those across the State of New York and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Bank also is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Bank to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against it.

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce our earnings

At December 31, 2009, gross unrealized losses in our investment portfolio equaled $3.707 million. We have concluded these unrealized losses are temporary in nature as of that date. However, a continued decline in the value of these securities or other factors could result in an other than temporary impairment (“OTTI”) write-down, which would reduce our earnings.

A substantial decline in the value of our Federal Home Loan Bank of New York common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of New York (“FHLBNY”) in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLBNY common stock was $18.353 million as of December 31, 2009. During 2009, we received $0.784 million in dividends from the FHLBNY.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBNY, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLBNY common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition.

If the capitalization of the FHLBNY is substantially diminished and if it reduces or suspends its dividend, our liquidity may be adversely impaired if we are not able to obtain an alternative source of funding.

The Bank’s allowance for loan losses may be insufficient

The Bank maintains an allowance for loan losses, which is a reserve established through a provision for probable incurred loan losses charged to expense, and represents the Bank’s best estimate of probable losses that may be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for probable incurred loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for probable incurred loan losses. In addition, bank regulatory agencies periodically review the Bank’s allowance for loan losses and may require an increase in the provision for probable incurred loan losses or the recognition of further loan charge offs, based on judgments different than those of management. In addition, if charge offs in future periods exceed the allowance for probable incurred loan losses, the Bank will need additional provisions to increase the allowance for probable incurred loan losses. Any increases in the allowance for probable incurred loan losses will result in a decrease in net income and, in turn, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Application of Critical Accounting Policies in “Item 6: Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Changes in interest rates could affect profitability

The ability to earn a profit, as is the case for most financial institutions, depends in large part on net interest income, which is the difference between interest income that the Bank earns on its interest earning assets, such as loans and investments, and the interest expense that the Bank incurs on its interest bearing liabilities, such as deposits and borrowings. The Bank’s profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates. A sustained decrease in market interest rates could adversely affect earnings. When interest rates decline, borrowers may refinance existing loans, sometimes even in spite of prepayment penalties. Funds received by the Bank as a result of customer refinancing would be reinvested at lower rates. Additionally, funds received on matured investment securities may be reinvested in lower yielding instruments. In a period of rising interest rates, the rates paid on interest bearing deposits could rise more rapidly than the rates earned on interest earning assets.

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest that the Bank receives on loans and securities and the amount of interest that the Bank pays on deposits and borrowings, but such changes could also affect the Bank’s ability to originate loans and obtain deposits. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Item 6A: Quantitative and Qualitative Disclosures about Market Risk”.

The Company relies on dividends from its subsidiaries for most of its revenue

The Company is a separate and distinct legal entity from its subsidiaries. The Company receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common shares and interest on its trust preferred debt obligations. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain non-bank subsidiaries may pay to the Company. In addition, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event that the Bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service debt, pay obligations or pay dividends on its common shares. Under the Consent Agreement, the Bank’s payment of dividends requires prior approval of the FDIC and Banking Department. In the event the FDIC and Banking Department are unwilling to approve a dividend from the Bank, the inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See a further discussion in “Item 6: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity.”

The Bank operates in a highly competitive industry and market area

The Bank’s market area is located primarily on Long Island, from Port Washington to Wading River, and includes a branch on Seventh Avenue in Manhattan. Its customer base also includes the five boroughs of New York City and the greater metropolitan area. Competition in the banking and financial services industry is intense. The profitability of the Bank depends on its continued ability to successfully compete. The Bank faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which the Bank operates. Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which the Bank currently operates. The Bank also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance and investment companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Bank’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can.

The Bank’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand its market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Bank introduces new products and services relative to its competitors.

•	Customer satisfaction with the Bank’s level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Bank’s competitive position. In addition, under the Consent Agreement the Bank’s growth in quarterly average assets requires prior approval of the FDIC and Banking Department. Limits on growth could have a material adverse effect on its financial condition and results of operations.

The loss of key personnel could impair the Company’s future success

The Company’s future success depends in part on the continued service of its executive officers and other key members of management and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees. The loss of services of key personnel could have an adverse effect on the Bank’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company does not currently have employment agreements or non-competition agreements with any of its executive officers, however, the Company does have change in control agreements in place for selected officers.

The Company operates in a highly regulated environment

The Company and the Bank are subject to extensive regulation, supervision and examination by the Banking Department, the FDIC and the SEC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the consumer, not security holders. Regulations affect the Bank’s lending practices, capital structure, investment practices, and dividend policy and growth, among other things. Recently, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. In order to comply with regulations, guidelines and examination procedures in this area as well as other areas, the Bank has been required to adopt new policies and procedures and to install new systems. The Bank cannot be certain that the policies, procedures and systems in place are flawless, and there is no assurance that in every instance the Bank is in full compliance with these requirements. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, may have a material impact on operations. Such changes could subject the Company to additional costs, limit the types of financial services and products the Bank may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

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

The Company’s information systems may experience an interruption or breach in security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

The Bank continually encounters technological change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Bank’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Bank’s operations. Many of the Bank’s competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Bank’s business and, in turn, its financial condition and results of operations.

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

The Bank is subject to environmental liability risk associated with lending activities

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Global climate change may increase the frequency of severe weather and may cause sea levels to rise, which could have negative effects on real estate values on Long Island, the five boroughs of New York City and the greater metropolitan area. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on its business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Risks Associated with the Company’s Common Shares

The Company may issue additional common shares or equity derivative securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of its common shares and adversely affect the terms on which the Company may obtain additional capital

The Company’s authorized capital currently includes 35,000,000 common shares and 1,000,000 preferred shares. As of December 31, 2009, the Company had 14,855,482 common shares outstanding, including 3,000,000 common shares that it issued in a public offering on May 20, 2009. There were no preferred shares outstanding as of December 31, 2009. In addition, as of the date hereof, the Company has the ability to issue 817,078 common shares pursuant to share-based awards that may be granted in the future under its existing 2007 Stock Compensation Plan. The Company has issued 38,125 and 22,000 common shares under the 2007 Stock Compensation Plan to date in 2009 and 2008, respectively. The Company issued 17,160 common shares under a predecessor plan in 2007. On July 27, 2009 and June 29, 2009, the Company issued Warrants to purchase common shares to each purchaser of subordinated notes issued by the Bank on the same dates. The Company issued a total of 475,000 warrants, which may not be exercised until June 29, 2010 and if not exercised are void after June 29, 2016. The Warrants are exercisable at $11.50 per share.

Subject to applicable NASDAQ rules, the Company’s board generally has the authority, without action by or vote of the stockholders, to issue all or part of any authorized but unissued common shares for any corporate purpose, including issuance of equity-based incentives under or outside of the Company’s 2007 Stock Compensation Plan. The Company may seek additional equity capital in the future as it develops its business and expands its operations or to meet the Consent Agreement capital ratio requirements. Any issuance of additional common shares will dilute the percentage ownership interest of the Company’s stockholders and may dilute the book value per share of the Company’s common shares.

The Company’s directors, executive officers and employee stock ownership plan own a substantial amount of the Company’s common shares and may significantly impact the outcome of future shareholder votes

As of December 31, 2009, the Company’s executive officers and directors and their family members together beneficially owned approximately 4.08% of the issued and outstanding shares of the Company’s common shares. In addition, as of December 31, 2009, the Company’s employee stock ownership plan beneficially owned approximately 2.74% of the Company’s issued and outstanding common shares. As a result, these persons, including employees who are participants in the Company’s employee stock ownership plan, have the ability to exert significant influence on various matters, including the election of directors, changes in the size and composition of the board of directors and mergers and other business combinations or strategic transactions involving the Company. In addition, the concentration of voting power in the hands of those individuals, as well as the anti-takeover provisions contained in the Company’s certificate of incorporation and by-laws, Shareholder Protection Rights Plan and New York law, could have the effect of delaying or preventing a change of control of the

Company, even if the change of control would benefit the Company’s other stockholders. A perception in the investment community of an anti-takeover environment at the Company could cause investors to value the Company’s shares lower than in the absence of such a perception.

The Company’s share price can be volatile

Share price volatility may make it more difficult for you to sell your common shares when you want and at prices you find attractive. The Company’s share price can fluctuate significantly in response to a variety of factors including, among other things:

•	Our financial condition, performance, creditworthiness and prospects.

•	The credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments and news reports with respect to financial institutions generally.

•	Actual or anticipated variations in quarterly results of operations.

•	The rate at which the new branch offices we open attain profitability, if at all.

•	Our past and present dividend practice.

•	Recommendations by securities analysts.

•	Operating and share price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used or services offered by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Future sales of our equity or equity-related securities.

•

Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

•

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s share price to decrease regardless of operating results.

•	Regulatory requirements, including failure to comply with the terms of the Consent Agreement.

•	Changes in legislation, regulations or accounting rules.

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

The Company’s Certificate of Incorporation, By-Laws and Shareholders’ Protection Rights Agreement, as well as certain banking laws, may have an anti-takeover effect

Provisions of the Company’s certificate of incorporation and by-laws, federal and state banking laws, including regulatory approval requirements, and its Shareholder Protection Rights Plan could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common shares.

The Company’s ability to pay cash dividends is limited, and it may be unable to pay future dividends even if it desires to do so

The Company’s ability to pay cash dividends may be limited by regulatory restrictions, by the Bank’s ability to pay cash dividends to the holding company and by the Company’s need to maintain sufficient capital to support its operations. The ability of the Bank to pay cash dividends to the holding company is limited by the terms of the Consent Agreement as well as its obligations to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to New York State commercial banks and banks that are regulated by the FDIC. If the Bank is not permitted to pay cash dividends to the holding company, it is unlikely that the Company would be able to pay cash dividends on its common shares or interest on its trust preferred debt obligations.

Risks Associated with the Company’s Industry

The earnings of financial services companies are significantly affected by general business and economic conditions

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. Deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for the Bank’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

The soundness of other financial institutions could adversely affect the Company

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or financial condition.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties

In deciding whether to extend credit or enter into other transactions, the Bank may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Bank may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Bank’s business and, in turn, its financial condition and results of operations.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Description of Properties

The Company itself owns no physical properties. Corporate headquarters of the Company are located at 100 Motor Parkway, Suite 160, Hauppauge, NY 11788 in spaced leased by the Bank. The Bank occupies an additional 29 locations in New York. The Bank’s main office is located at 1 East Main Street, Smithtown, which it owns in fee. The Bank also owns in fee a training center at 17 Bank Avenue, Smithtown and three branch locations in East Northport, Hauppauge, and Setauket. The remaining locations are branches held under operating lease agreements. Management believes that the physical facilities are suitable and adequate and at present are being fully utilized. The Bank is obligated under four additional operating lease agreements in New York for branches under development in Hicksville, Brentwood, Bayport and Manhasset.

Item 3: Legal Proceedings

The Bank owns a leasehold interest in two adjacent six-story buildings totaling approximately 29,000 square feet of retail and office space located on Madison Avenue in New York City. At the present time the buildings are approximately 60% occupied with the balance of the space available for rent. The value of this leasehold, which has approximately thirty years remaining, was appraised at $7.1 million in December 2009. The Bank has listed the leasehold interest for sale since taking it over in September 2006. Potential buyers have expressed interest in purchasing the Bank’s leasehold interest, but the Bank has been unable to sell its interest because of a dispute with the landlord. The landlord also owns the adjoining building. The prior tenant (the Bank’s borrower) made an agreement with the landlord to complete certain improvements to the buildings, including the separation of the sprinkler system servicing the two buildings. Subsequently, the prior tenant commenced an action against the landlord to prevent him from terminating the tenant’s lease for not completing the separation of the sprinkler system. After the Bank took over the leasehold, the Bank retained an engineer to determine how to complete the work required under the agreement made by the borrower. The engineer found the separation of the system could not be accomplished without violating building codes or the landlord’s permission to install a water tank on the roof of the building, which the landlord would not permit. The borrower and the Bank have been unsuccessful in their efforts to settle this dispute with the landlord. A lower court has now ruled that despite the fact it is not feasible for the Bank to fulfill the borrower’s obligation under its agreement with the landlord, the Bank is now in breach of that agreement. If the decision is allowed to stand, it is likely that the leasehold tenancy will be terminated and the Bank would lose the entire value of the leasehold interest. The Bank’s attorneys have filed a notice that the Bank intends to appeal the decision to a higher court. Pending the outcome of that appeal, the Bank has provided for a valuation allowance equal to the full amount of the current book value of the asset.

On January 29, 2010, the Bank entered into a Consent Agreement with the FDIC and the Banking Department. For more information, see “Item 6: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 in the Notes to Consolidated Financial Statements.”

On February 25, 2010, the Company and several of its officers were named in certain lawsuits commenced in United States District Court, Eastern District of New York on behalf of a putative class of all persons and entities who purchased the Company’s common stock between March 13, 2008 and February 1, 2010, alleging claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the public statements and financial filings by the Company and/or certain of its officers pertaining to, among other things, the Company’s loan loss reserve, fair value of its assets, recognition of impaired assets, and its internal and disclosure controls were materially false, misleading or incomplete. Management believes that the defendants have meritorious defenses against each of these actions and intends to vigorously defend all aspects of these actions.

In the opinion of the Company and its counsel, there are no other material proceedings pending in which the Company, Bank or any of its subsidiaries is a party, or of which its property is the subject, or any which depart from the ordinary routine litigation incident to the kind of business conducted by the Company, the Bank and its subsidiaries. No proceedings are known to be contemplated by government authorities or others.

Part II

Item 4: Market for Common Equity and Related Stockholder Matters

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol “SMTB.” At December 31, 2009, the Company had approximately 683 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various banks and brokers. The following charts show the prices for transactions in the Company’s stock on NASDAQ.

	2009			2008

	Stock Prices		Dividends Declared	Stock Prices		Dividends Declared
	High	Low		High	Low

First quarter	$16.53	$9.12	$0.04	$23.02	$18.70	$0.04
Second quarter	15.35	10.30	0.04	22.66	16.25	0.04
Third quarter	14.23	10.29	0.04	24.50	15.50	0.04
Fourth quarter	11.96	4.41	—	21.25	12.95	0.04

Comparison of Cumulative Total Returns of the Company, Industry Index and Broad Market Index

The following chart compares the total return to stockholders of the Company with the NASDAQ Banking Index and the NASDAQ Composite Index.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Company	100.000	94.636	130.044	117.687	85.842	32.177
NASDAQ Banking Index	100.000	95.667	106.198	82.758	62.961	51.310
NASDAQ Composite Index	100.000	101.374	111.025	121.919	72.492	104.308

Item 5: Selected Financial Data

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2009. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. Dollar amounts, except per share data, and common shares outstanding are in thousands. All share and per share data amounts have been restated for a 10% stock dividend effective April 2007.

	As of December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheets:
Total cash and cash equivalents	$22,154	$25,969	$17,455	$27,620	$13,467
Investment securities available for sale	397,274	57,698	54,892	100,596	115,091
Investment securities held to maturity	66	112	210	415	1,101
Restricted stock	18,353	15,916	2,113	4,249	6,338
Loans, net	2,052,413	1,677,397	975,668	842,207	692,457
Cash value of company owned life insurance	24,874	19,654	18,961	18,195	17,575
Total assets	2,634,930	1,865,390	1,121,149	1,048,224	878,282
Total deposits	2,075,028	1,366,937	990,801	892,317	696,925
Other borrowings	352,820	326,480	20,900	59,580	107,949
Subordinated debt	56,351	38,836	18,217	18,217	11,000
Total stockholders’ equity	135,755	119,618	80,102	66,807	55,850

	Year ended December 31,
	2009	2008	2007	2006	2005

Consolidated Statements of Income:
Total interest income	$120,072	$91,919	$78,656	$67,781	$48,623
Total interest expense	53,138	40,779	37,576	29,564	16,652

Net interest income	66,934	51,140	41,080	38,217	31,971
Provision for loan losses	51,000	3,200	1,300	1,500	1,200

Net interest income after provision for loan losses	15,934	47,940	39,780	36,717	30,771
Total noninterest income	10,663	8,479	9,223	9,357	8,190
Total noninterest expense	48,801	31,950	26,954	24,413	21,140

Income (loss) before income taxes	(22,204)	24,469	22,049	21,661	17,821
Provision (benefit) for income taxes	(10,356)	8,746	7,774	7,694	6,755

Net income (loss)	$(11,848)	$15,723	$14,275	$13,967	$11,066

	Year ended December 31,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:
Return on average equity	(8.38)%	16.73%	19.40%	22.63%	21.48%
Return on average assets	(0.50)%	1.05%	1.32%	1.45%	1.41%
Average equity to average assets	6.00%	6.26%	6.81%	6.39%	6.55%
Dividend payout ratio	N/A	10.50%	10.74%	10.18%	12.85%
Diluted earnings (loss) per share	$(0.87)	$1.52	$1.46	$1.43	$1.13
Basic earnings (loss) per share	$(0.87)	$1.52	$1.46	$1.43	$1.13
Cash dividends declared per common share	$0.12	$0.16	$0.16	$0.16	$0.16
Total cash dividends declared	$1,670	$1,651	$1,533	$1,422	$1,422

As of December 31,
Book value per share	$9.14	$10.14	$8.17	$6.84	$5.72
Total trust assets	$50,866	$63,659	$88,872	$93,824	$92,054
Number of common shares outstanding	14,855,482	11,799,477	9,800,510	8,885,477	5,923,652

About Forward-Looking Statements

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the PSLRA. Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; noninterest income levels, including fees from banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to: changes in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans; the ability of the Company to successfully execute its plans and strategies; legislative and regulatory changes, including increases in FDIC insurance rates; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; changes in management’s business strategies; acquisitions and integration of acquired businesses; changes in accounting principles, policies or guidelines; changes in real estate values; changes in the level of nonperforming assets and charge offs and other factors discussed elsewhere in this report, factors set forth under Item 1A., Risk Factors, and in other reports filed by the Company with the SEC. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Item 6: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. Dollar amounts, except for per share data, in thousands.

The Company recorded a net loss for 2009 of $11,848, or $.87 per fully diluted share. Asset quality deterioration became an increasing problem in 2009 as the economic recession hit our region later than other areas of the country. Our commercial real estate loan portfolio, especially land and construction loans, was the hardest hit. Nonperforming loans ended the year at $130,172, or 6.23% of total loans. Net charge offs for 2009 totaled $23,820, or 1.22% of average loans. The provision for loan losses was $51,000 in 2009 and the allowance for loan losses ended the year at $38,483, or 1.84% of total loans. The Company suspended its dividend in the fourth quarter of 2009.

While loan growth was strong for the year, the numbers were flat in the final quarter of 2009, as efforts were focused on managing the Bank’s existing loan portfolio. There was a continued push during the year to reduce land and construction loan exposure. Growth was focused in amortizing residential, multifamily and commercial mortgages.

Total deposits increased for the year by $708,091. The Bank’s deposit growth was boosted by the development of ten new branches during 2009. There are currently four new branch projects under development in Manhasset, Hicksville, Brentwood and Bayport. The Manhasset location is expected to open in July 2010 with the other locations expected to be completed between the fourth quarter of 2010 and the first quarter of 2011. These locations have FDIC and Banking Department approval to establish a branch and the Bank is obligated under lease agreements. The board of directors and management believe the expanding branch network continues to add to the franchise value of the Company.

The Company announced that, on January 29, 2010, the Bank entered into a Consent Agreement with the FDIC and Banking Department. Under the Consent Agreement, the Bank is required to improve credit administration, loan underwriting and internal loan review processes and maintain an adequate allowance for loan losses. Other required actions include the implementation of plans to reduce classified assets, decrease the Bank’s concentration in commercial real estate loans and increase profitability. The Bank’s payment of dividends and growth in quarterly average assets require prior approval of the FDIC and Banking Department. In addition, the Bank is required to maintain no later than June 30, 2010, Tier 1 Capital at least equal to 7% of Total Assets, Tier 1 Risk-Based Capital at least equal to 9% of Total Risk-Weighted Assets and Total Risk-Based Capital at least equal to 11% of Total Risk-Weighted Assets. The provisions of the Consent Agreement will remain effective until modified, terminated, superseded, or set aside in writing by the FDIC and Banking Department.

There are currently no plans to submit new branch applications while under the Consent Agreement. The Bank expects to continue to serve its customers in all areas including extending loans, accepting deposits and processing banking transactions. The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law. The FDIC and Banking Department did not impose or recommend any monetary penalties.

As of March 12, 2010, the Bank has made the following progress in complying with the Consent Agreement provisions:

i.	An oversight committee of the Board has been formed for the purpose of monitoring the Bank’s overall compliance with the Consent Agreement and reporting the results to the full Board.

ii.

The Bank is in the process of developing a written plan to submit to the FDIC and Banking Department for systematically reducing and monitoring its CRE loan concentration of credit to an amount which is commensurate with the Bank’s business strategy, management expertise, size and location.

iii.	The Bank has reviewed and revised, and the Board has approved, lending policies to provide additional guidance and control over the lending functions.

iv.

The Bank has reviewed and revised, and the Board has approved, the Bank’s loan review policy. The Bank is in the process of developing a written plan to submit to the FDIC and Banking Department to revise its independent loan review program to ensure that it is consistent with the Bank’s loan review policy and that it is sufficiently comprehensive to assess risks in the Bank’s lending and minimize credit losses.

v.	The Bank has eliminated from its books all assets or portions of assets classified as “Loss.”

vi.	The Bank is in the process of developing a written plan to submit to the FDIC and Banking Department to reduce assets classified “Doubtful” and “Substandard.”

vii.

The Bank is in the process of developing a written profit plan and comprehensive budget for all categories of income and expense for the calendar year 2010 to be submitted to the FDIC and Banking Department for review and comment.

viii.

The Bank has completed plans and forecasts and based on such plans and forecasts the Bank currently expects to be able to satisfy capital requirements in the Consent Agreement without any need to raise additional capital. The plans and forecasts include reductions in loans through amortization and workouts, reductions in investment securities through maturities and principal payments and decreased deposits through pricing strategies in certain segments of the portfolio. Through February 28, 2010, total assets decreased approximately $168,179, or 6.38%.

ix.	The Bank has taken steps necessary to correct and prevent any violations of law or regulation.

Application of Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts. The Company’s determination of the allowance for loan losses and OTTI for debt securities are critical accounting estimates because they are based on a subjective evaluation of a variety of factors at a specific point in time and involve difficult and complex judgments about matters that are inherently uncertain. In the event that management’s estimate needs to be adjusted based on, among other things, additional information that comes to light after the estimate is made or changes in circumstances, such adjustment could result in the need for a significantly different allowance for loan losses or OTTI impairment charge and thereby materially impact, either positively or negatively, the Bank’s results of operations.

The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. Adjustments are made after each evaluation to a level deemed adequate by management, based on its risk evaluation of the portfolio in its entirety as well as in specific loan details. The allowance is comprised of both specific allocations to individual loans and general allocations to pools of loans with similar characteristics.

The Bank monitors its entire loan portfolio on a regular basis, with consideration given to detailed analysis of classified loans, repayment patterns, and probable incurred losses, past loss experience, current economic conditions and various types of concentrations of credit. Additions to the allowance are charged to expense and realized losses, net of recoveries, are charged to the allowance for loan losses.

Specific allocations are established in connection with specific loan reviews and the asset classification process, including the procedures for impairment testing. Such allocations, which include a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, consider the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allocation for the loan. Pursuant to the Company’s policy, loan losses must be charged off in the period the loans, or portions thereof, are deemed uncollectable. Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectability of a loan is not reasonably assured. Assumptions and judgments also are used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Specific allocations could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are periodically performed on specific loans considered impaired. The results of the individual specific allocations are aggregated and included in the overall allowance for loan losses.

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

Although the allowance for loan losses has two separate components, one for impairment losses on individual loans and one for collective impairment losses on pools of loans, the entire allowance for loan losses is available to absorb realized losses as they occur whether they relate to individual loans or pools of loans. At December 31, 2009, management believed the allowance for loan losses had been established and maintained at a level adequate to reflect the probable incurred losses in the Bank’s loan portfolio.

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The Company uses an OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Upon completion of its analysis, management believed the OTTI charge to earnings for the year ending December 31, 2009, was adequate to reflect the impairment in these securities.

Net Income (Loss)

The net loss for 2009 totaled $11,848, or $.87 per diluted share, while net income for 2008 totaled $15,723, or $1.52 per diluted share, as compared to net income of $14,275, or $1.46 per diluted share, for the year ended December 31, 2007. The net loss for 2009 was a change of ($27,571), or (175.35%), from 2008 while net income was up $1,448, or 10.14%, in 2008 from 2007. Significant trends for 2009 include: (i) a $47,800, or 1493.75%, increase in the provision for loan losses; (ii) a $15,794, or 30.88%, increase in net interest income; (iii) a $2,184, or 25.76%, increase in total noninterest income; (iv) a $16,851, or 52.74%, increase in total noninterest expense and (v) a $10,356 income tax benefit compared to an $8,746 income tax expense for 2008. The large increase in total noninterest expense included a $6,872 increase in the valuation allowance for other real estate owned and a $3,928, or 606.17%, increase in Federal deposit insurance.

Net Interest Income

Net interest income, the primary contributor to earnings, represents the difference between income on interest earning assets and expense on interest bearing liabilities. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information relating to the Company’s average consolidated statements of financial condition and its consolidated statements of income for the years indicated and reflects the average yield on assets and average cost of liabilities for the years indicated. Interest income on investment securities is shown on a tax equivalent (“TE”) basis. Interest income on nontaxable investment securities depicted below have been grossed up by .54 to estimate the TE yield. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived from daily average balances and include nonaccrual loans, if any. The yields and costs include fees, which are considered adjustments to yields.

	2009			2008			2007

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest earning assets:
Investment securities:
Taxable	$201,531	$7,903	3.92%	$57,620	$3,049	5.29%	$67,415	$3,330	4.94%
Nontaxable	33,109	1,726	5.21	5,298	322	6.08	7,745	436	5.63

Total investment securities	234,640	9,629	4.10	62,918	3,371	5.36	75,160	3,766	5.01
Loans	1,944,841	110,100	5.66	1,329,227	87,939	6.62	911,498	73,970	8.12
Interest earning deposits with banks	30,338	53	0.18	11,897	213	1.79	16,384	839	5.12
Term placements	25,055	107	0.43	76	3	4.07	—	—	—
Other interest earning assets	20,780	788	3.79	12,871	506	3.93	3,235	234	7.23

Total interest earning assets	2,255,654	120,677	5.35	1,416,989	92,032	6.49	1,006,277	78,809	7.83
Noninterest earning assets:
Cash and cash equivalents	28,835			15,465			13,876
Other assets	71,015			68,821			60,119

Total assets	$2,355,504			$1,501,275			$1,080,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing liabilities:
Savings, NOW and money market deposits	$841,009	$13,717	1.63%	$501,672	$12,004	2.39%	$436,487	$15,525	3.56%
Time deposits	850,589	27,466	3.23	494,070	19,501	3.95	405,567	19,325	4.76
Other borrowings	327,528	9,029	2.76	256,588	6,970	2.72	32,599	1,338	4.10
Subordinated debt	46,835	2,926	6.25	35,782	2,304	6.44	18,000	1,388	7.71

Total interest bearing liabilities	2,065,961	53,138	2.57	1,288,112	40,779	3.17	892,653	37,576	4.21

Noninterest bearing liabilities:
Demand deposits	129,263			109,125			104,285
Other liabilities	18,913			10,031			9,752

Total liabilities	2,214,137			1,407,268			1,006,690
Stockholders’ equity	141,367			94,007			73,582

Total liabilities and stockholders’ equity	$2,355,504			$1,501,275			$1,080,272

Net interest income (TE)/interest rate spread		$67,539	2.78%		$51,253	3.32%		$41,233	3.62%

Net interest earning assets/net interest margin	$189,693		2.99%	$128,877		3.62%	$113,624		4.10%

Less: tax equivalent adjustment		605			113			153
Net interest income		$66,934			$51,140			$41,080

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changes in rates and volumes. The following table illustrates the extent to which changes in interest rates and in volume of average interest earning assets and interest bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rates multiplied by prior volume); and (3) the net changes. For purposes of this table, changes, which are not due solely to volume or rate changes, have been allocated to these categories based on the respective percentage changes in average volume and rate. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume and rates. In addition, average earning assets include any nonaccrual loans.

Rate Volume Relationships of Interest Margin on Interest Earning Assets and Interest Bearing Liabilities

	2009/2008			2008/2007

	Increase (Decrease) Due to change in			Increase (Decrease) Due to change in

	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest income:
Investment securities:
Taxable	$6,629	$(1,775)	$4,854	$(501)	$220	$(281)
Nontaxable	1,570	(166)	1,404	(143)	29	(114)

Total investment securities	8,199	(1,941)	6,258	(644)	249	(395)
Loans	37,789	(15,628)	22,161	30,768	(16,799)	13,969
Interest earning deposits with banks	181	(341)	(160)	(155)	(471)	(626)
Term placements	561	(457)	104	1	2	3
Other interest earning assets	305	(23)	282	538	(266)	272

Total interest earning assets	47,035	(18,390)	28,645	30,508	(17,285)	13,223

Interest expense:
Savings, NOW, and money market deposits	6,827	(5,114)	1,713	1,939	(5,460)	(3,521)
Time deposits	12,792	(4,827)	7,965	3,855	(3,679)	176
Other borrowings	1,941	118	2,059	7,639	(2,007)	5,632
Subordinated debt	702	(80)	622	1,258	(342)	916

Total interest bearing liabilities	22,262	(9,903)	12,359	14,691	(11,488)	3,203

Changes in interest margin	$24,773	$(8,487)	$16,286	$15,817	$(5,797)	$10,020

During 2009 the Bank’s net interest margin decreased 63 basis points. Asset yields were lower in all interest earning asset categories resulting in a decrease in the average rate on total interest earning assets of 114 basis points, or 17.57%. Lower yields are attributed to a considerably lower rate environment during 2009. At December 31, 2009, the Bank had $338,462 of interest only land and construction loans, which have interest rates that primarily float with the prime rate. Most of these loans were made prior to September 2007 without rate floors and were subsequently re-priced down through multiple prime rate reductions in 2008 and have remained at low rates for all of 2009. These loans contributed significantly to the reduction in the average rate on loans to 5.66% in 2009 from 6.62% in 2008, a 14.50% drop. The lower yields on interest earning assets were partially offset with lower yields on interest bearing liabilities. The average rate on interest bearing liabilities decreased 60 basis points in 2009 from 2008, an 18.93% drop. Other borrowings did not benefit from the lower rate environment and remained constant at 2.76% in 2009 from 2.72% in 2008. This category, averaging $327,528 and $256,588 during 2009 and 2008, respectively, was mainly made up of various Federal Home Loan Bank (“FHLB”) term borrowings at fixed rates, which negatively impacted the net interest margin in 2009 compared to 2008. It was the only category of interest bearing liabilities where the increased volume was not offset by a reduction in rate.

Net interest income increased $16,286, or 31.78%, to $67,539 in 2009 from $51,253 in 2008. The driver of this increase was growth in volume. Average interest earning assets increased to $2,255,654 in 2009 from $1,416,989 in 2008, a 59.19% increase. Average interest bearing liabilities increased to $2,065,961 in 2009, a 60.39% increase from $1,288,112 in 2008. This increased volume in average interest earning assets and average interest bearing liabilities produced a $24,773 benefit to net interest income, which was offset by $8,487 as the negative effect of lower rates on interest earning assets was greater than the benefit of lower rates on interest bearing liabilities.

During 2008, the Bank’s net interest margin decreased 48 basis points. Overall, the Bank’s yield on its total interest earning assets decreased 134 basis points, from 7.83% in 2007 to 6.49% in 2008. While there was an increased average balance of loans in 2008 from 2007, the overall yield on loans dropped to 6.62% in 2008 from 8.12% in 2007. The prime rate dropped seven times in 2008, from 7.25% to 3.25%, which substantially lowered the yield on the Bank’s prime based loans, including commercial loans, which were up $6,469 on average with a lower average yield of 175 basis points and land and construction loans, which were up $78,642 on average with a drop in yield of 306 basis points. The largest increase in the loan portfolio was commercial mortgages, with an increase in average balance of $269,204 with a lower average yield in 2008 of 6.87% from 7.78% in 2007. Despite the precipitous drop in interest rates, interest on loans increased $13,988. The lower average balance of the Bank’s investment securities and interest earning deposits with banks in 2008 from 2007 and the higher average balance in restricted stock due to increased Federal Home Loan Bank borrowings over the same period resulted in little net effect on total interest income.

The average balance of other borrowings, predominantly Federal Home Loan Bank fixed rate term borrowings, increased nearly $223,989 with a decrease in the average rate of 138 basis points. The Bank used these advances to fund a sizable portion of its loan growth in 2008. Total interest bearing liabilities increased $395,459 with a decrease in average cost of 104 basis points. The largest deposit increase was in time deposits followed by savings, NOW and money market deposits. Time deposits were up $88,503 and savings, NOW and money market deposits were up $65,185. As a reflection of the overall lower interest rate environment in 2008, rates were down 81 and 117 basis points for time deposits and savings, NOW and money market deposits, respectively. The Company issued $20 million in trust preferred securities in March 2008, resulting in an increase of $17,782 in average subordinated debt with a drop in the average rate of 127 basis points in 2008 from 2007.

Allowance for Loan Losses

The table below sets forth the amounts and categories of our nonperforming assets, including restructured loans, at the dates indicated.

	At December 31, 2009	At December 31, 2008

Nonaccrual loans:
Real estate loans:
Land and construction	$52,590	$1,341
Commercial	57,026	—
Multifamily	7,870	—
Residential	9,575	328
Commercial and industrial loans	3,097	178
All other loans (including overdrafts)	14	6

Total nonaccrual loans	$130,172	$1,853

Loans past due 90 days or more and still accruing:
Real estate loans:
Land and construction	$—	$2,261
Commercial	—	1,131
Residential	—	15

Total loans past due 90 days or more and still accruing	$—	$3,407

Total nonperforming loans	$130,172	$5,260

Other nonperforming assets:
Other real estate owned	$2,013	$6,972

Total nonperforming assets	$132,185	$12,232

Total nonperforming loans to total loans	6.23%	.31%
Total nonperforming assets to total assets	5.02%	.66%
Allowance for loan losses to total nonperforming loans	29.56%	214.89%

The following table sets forth certain types of loans which management believes to be considered higher risk loans because of the lack of principal amortization, a collateral position subordinate to another creditor, or increased defaults due to slowdowns in the construction and real estate sales sector during the economic recession. The table quantifies their respective percentage of the Company’s total loans, the total allowance for loan losses balance allocated to these loans and the level of nonperforming loans within these categories.

December 31, 2009	Amount	Percentage of Loan Portfolio	Total Reserve Allocation	Nonperforming Loans

Interest only land and construction loans	$338,462	16.19%	$18,002	$52,600
Interest only commercial mortgages	89,299	4.27	2,875	1,558
Home equity lines/loans - 1st liens	19,111	0.92	—	348
Home equity lines/ loans - 2nd liens	8,427	0.40	—	—
Interest only commercial loans	30,163	1.44	476	1,813
Interest only consumer loans	801.04		—	—

Total	$486,263	23.26%	$21,353	$56,319

The following table describes the activity in the allowance for loan losses account followed by a key loan ratio for the years ended:

	2009	2008	2007	2006	2005

Allowance for loan losses at beginning of period	$11,303	$8,250	$7,051	$5,964	$4,912
Charge offs:
Commercial	1,014	58	7	170	82
Real estate:
Land and construction	18,922	—	—	—	—
Commercial	2,006	—	—	254	—
Multifamily	1,891	—	—	—	—
Consumer	158	160	140	140	162

Total	23,991	218	147	564	244
Recoveries:
Commercial	126	26	5	63	52
Real estate:
Commercial	—	—	—	66	10
Consumer	45	45	41	22	34

Total	171	71	46	151	96

Net charge offs	(23,820)	(147)	(101)	(413)	(148)
Provision for loan losses	51,000	3,200	1,300	1,500	1,200

Allowance for loan losses at end of period	$38,483	$11,303	$8,250	$7,051	$5,964

Ratio of net charge offs during period to average loans outstanding	1.22%	0.01%	0.01%	0.05%	0.02%

Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the Company’s allowance for loan losses by loan category and the percentage of loans in each category to total loans at the date indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses, which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	2009		2008		2007		2006		2005

	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans

Commercial	$1,883	2.3%	$768	3.1%	$626	4.9%	$490	5.2%	$474	6.0%
Real estate	35,802	97.6	9,862	96.8	6,839	94.7	6,006	94.5	4,893	93.8
Consumer and other	138	0.1	144	0.1	58	0.4	60	0.3	19	0.2
Unallocated	660	—	529	—	727	—	495	—	578	—

Total	$38,483	100.0%	$11,303	100.0%	$8,250	100.0%	$7,051	100.0%	$5,964	100.0%

Loan charge offs totaled $23,991 during 2009, a significant increase from $218 in 2008. The general allocation portion of the allowance for loan losses has been adjusted to account for the higher historical charge offs. For example, the general allocation for commercial mortgages has increased to 53 basis points at December 31, 2009 from 41 basis points at December 31, 2008 and the general allocation on multifamily mortgages has increased to 40 basis points from 15 basis points over the same time period. Land and construction loans made up the largest portion of total charge offs in 2009, totaling $18,922. As a result, the general allocation applied to this portfolio increased to 359 basis points at December 31, 2009 from 139 basis points at December 31, 2008.

Nonperforming loans totaled $130,172, or 6.23%, of total loans as of December 31, 2009, as compared to $5,260, or 0.31%, as of December 31, 2008. Commercial and construction real estate loans comprised $117,486, or 90.25%, of this total. The nonperforming commercial real estate loans are stratified over many borrowers and many segments including, but not limited to, office, multifamily, retail, mixed use and industrial/warehouse. The larger nonperforming loans in the office category include a first mortgage on two adjacent buildings 100% occupied with three tenants in Mid-town Manhattan, NY, a first mortgage on a multi-tenanted office building in Connecticut and a first mortgage on a single tenant medical building in Connecticut. The multifamily and residential categories include a first mortgage on a 20 unit building in the Greenwich Village section of Manhattan, a first mortgage on a single family townhouse in the Upper East Side of Manhattan, and a first mortgage on a single family home under contract of sale in Nassau County, NY. Retail loans include a first mortgage on a retail center in Connecticut anchored by three national tenants and a first mortgage on a retail and office center in Connecticut. Nonperforming loans in the mixed use category include a first mortgage on a recently completed building including one retail unit and six residential units located in the Lower East Side of Manhattan and a first mortgage on seven of ten condominium units recently completed. One unit is retail and the other six are residential located in Mid-town Manhattan. The industrial/warehouse category includes a first mortgage on four adjacent one and two story industrial buildings in Brooklyn, NY. The larger nonperforming construction real estate loans include a first mortgage on a vacant residential condominium site in White Plains, NY, a first mortgage on a six lot single family home development with a manor house in Suffolk County, NY, a first mortgage on a 17 unit multifamily residential building under construction in East Harlem, Manhattan that is 95% complete, a first mortgage on a 13 unit residential condo site in Brooklyn with eleven of the units under contract of sale which will pay off the loan, and a first mortgage on the interests of a builder at multiple sites all located within Suffolk County with all approvals and one unsold luxury residence.

Nonperforming loans include $20,696 of restructured loans that are in nonaccrual status. Impaired loans totaled $212,540 and include all nonperforming loans discussed above plus $82,368 of additional loans that are still performing. The $82,368 of impaired, but still performing, loans are discussed further in the “Nonaccrual, Past Due and Restructured Loan” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The ratio of the allowance for loan losses to total nonperforming loans as of December 31, 2009 and 2008 was 29.56% and 214.89%, respectively. The ratio of the allowance for loan losses to total loans increased to 1.84% at December 31, 2009 from .67% at December 31, 2008. Net charge offs for 2009 totaled 1.22% of average total loans compared to .01% in 2008.

Noninterest Income

Noninterest income increased $10,663, or 25.76%, for 2009 over the comparable period in 2008. Gross revenues from the Company’s insurance subsidiary remained flat due to the continued soft insurance market causing reduced premiums. Service charge income increased 5.21% due to an increased volume of transaction accounts as well as the overdraft program entered into during 2008, which collects fee income in return for payment of low-level overdrafts. Net gains on the sale of investment securities totaled $2,335. Income from trust and investment management services decreased $145, or 19.05%, due to reduced net asset values. The gain in cash surrender value of company owned life insurance decreased $220, or 31.75%, indicative of overall reduced rates of return. Other noninterest income decreased $344, or 16.09%, mainly the result of decreased loan fees generated from short term loans and reduced service fee income generated through the branch system. Total noninterest income was reduced $414 due to the net loss on OTTI recognized in earnings during 2009.

Total noninterest income decreased 8.07% during 2008 over 2007, largely due to the effect of the OTTI write down of $865 on a trust preferred pooled security. Service charges on deposit accounts, including overdraft and uncollected balance fees, increased 16.38% due to the implementation of new overdraft software that provides greatly improved collection services. The fees collected from the Company’s financial services subsidiary increased 22.86%. This subsidiary has increased its customer base through a referral program with BOS Insurance Agents and Brokers, Inc. Net fees received from the Company’s ATM and debit card program increased during 2008 as the Company eliminated its third party processor for these transactions and moved the processing in house. A reduction in noninterest income during 2008 resulted from a lower return on company owned life insurance policies. Revenues from the Bank’s insurance subsidiary, Bank of Smithtown Insurance Agents and Brokers, Inc., declined slightly in 2008 by $162, or 4.52%, as a result of a softened insurance market.

Noninterest Expense

Noninterest expense increased $16,851, or 52.74%, for 2009 as compared to the same period in 2008. A valuation allowance of $6,872 on an OREO property was the largest portion of this increase. The Company’s Federal deposit insurance, that included a five basis point special assessment during the second quarter of 2009 paid on September 30, increased to $4,576 from $648, or 606.17%. Other increases in noninterest expense relate to the costs associated with the addition of 10 new branches during 2009. A majority of the increases in salary and employee benefits, occupancy and equipment, business development and other overhead expenses relate in large part to the costs associated with these additional locations and additional staff. Other increases in these categories are the result of the usual increases associated with the costs of doing business.

Total noninterest expense increased $4,996, or 18.54% during 2008. Salary and employee benefits increased $2,533, or 17.18%, a result of an increased number of branches and regular salary increases. Occupancy and equipment expense rose 26.95%, primarily as a result of increased office rental expense directly attributable to the new branches. The reduced amortization expense for intangible assets resulted from the accelerated accounting method used to record the expense. Other noninterest expense increased 8.45% with business development expense higher largely due to the advertising related to the new branch offices and promotional deposit products. Federal deposit insurance increased from higher premiums combined with deposit growth.

Income Tax Expense/Benefit

The Company reported an income tax benefit for the year ended December 31, 2009 of $10,356 due to a net operating loss before taxes of $22,204. Income tax expense for December 31, 2008 and 2007 was $8,746 and $7,774, respectively. The increase in 2008 was due to an increase in income before income taxes combined with a slightly higher effective tax rate.

Financial Condition

Total assets were $2,634,930 at December 31, 2009, an increase of $769,540, or 41.25%, from the previous year end. This increase in assets was driven predominantly by growth in loans and securities. Loans increased $402,196, or 23.82%, and securities available for sale increased $339,576, or 588.54%.

This growth in assets was mainly funded by growth in deposits resulting from continued de novo branching efforts. Total deposits increased for the year $708,091, or 51.80%. The Bank’s deposit growth was boosted by the new branches opened during 2009. The new branches have collected $153,522 in deposits through December 31, 2009. For the year, demand deposits increased $28,686, or 23.20%. Savings, NOW and money market deposits increased $450,564, or 82.14%, and certificates of deposit of $100,000 or more and other time deposits increased $228,841, or 32.94%.

Additional funding resulted from an increase in common stock and additional paid in capital of $30,401, or 58.37%, an increase in other borrowings of $26,340, or 8.07%, and an increase in subordinated debentures of $17,515, or 45.10%. The Company successfully completed a $30,000 public offering of common stock resulting in net proceeds, after offering expenses, of $28,186. Subsequent to the equity offering the Bank issued $19,000 of subordinated notes and the Company issued 475,000 warrants to purchase common shares at an exercise price of $11.50 per share. The net proceeds of the subordinated notes and warrants after offering expenses totaled $18,990. The warrants had a net estimated value of $1,629 reflected as an increase to additional paid in capital. The net proceeds from the sales of the subordinated notes were allocated to the Bank after netting out the estimated value of the warrants, which were allocated to the Company.

Loans

The Company’s loan portfolio consists mainly of real estate loans secured by commercial and residential properties located primarily within the Bank’s market area of Long Island, the five boroughs of New York City and the greater metropolitan area. Loans grew $402,196 during 2009, predominantly from competitors exiting the market due to the economic recession and the preceding sub-prime mortgage crisis. Amortizing commercial mortgages, including multifamily mortgages, fueled the loan growth, increasing $410,874, or 38.58%. Residential mortgages increased $30,916, or 16.84%. Offsetting the growth was a decrease in land and construction loans of $36,295, or 9.30%, as the Bank continued to look to reduce its exposure in this loan category. The growth in 2009 followed strong growth of 71.63% in the loan portfolio in 2008. The 2008 growth was the result of competitors being forced to curtail lending due to capital and liquidity constraints caused by sub-prime mortgage problems and other economic difficulties. Other competitors were acquired by large, out-of-state companies that were less focused on mortgage lending in the Company’s market area. The “conduit” market for mortgage loans also was eliminated in 2008, and as a result, there were greatly increased opportunities for permanent commercial mortgages as well as seasoned multifamily mortgages.

With 97.77% of the Bank’s loan portfolio secured by real estate, the portfolio is subject to additional risk due to a downturn in the real estate market. During 2009, the economic recession, especially commercial real estate difficulties, hit our lending area resulting in significantly decreased values. The land and construction portfolio, in particular speculative construction, was impacted to the greatest degree resulting in charge offs well above historical rates. While other segments of the real estate portfolio were affected by the downturn, the segmentation into various industries and uses provided some level of protection.

The following table sets forth the major classifications of loans:

	2009	2008	2007	2006	2005

Real estate:
Land and construction	$353,772	$390,067	$296,397	$219,641	$178,510
Commercial	997,097	760,125	425,983	391,758	357,053
Multifamily	478,840	304,938	88,240	60,650	30,587
Residential	214,548	183,632	123,369	130,900	89,925
Agricultural	—	—	—	1,695	565
Commercial and industrial loans	48,625	51,630	48,124	43,775	41,854
Loans to individuals for household, family and other personal expenditures	1,740	2,004	3,670	2,471	1,126
All other loans (including overdrafts)	342	403	726	367	511
Less: Net deferred loan fees	4,068	4,099	2,591	1,999	1,709

Total loans	$2,090,896	$1,688,700	$983,918	$849,258	$698,422

The following table shows the maturities of loans (excluding real estate mortgages and installment loans) outstanding as of December 31, 2009:

	Within One Year	After One Year But Within Five Years	After Five Years	Total

Fixed rate loans
Commercial (and all other loans including overdrafts)	$1,319	$5,401	$5,200	$11,920
Variable rate loans
Commercial (and all other loans including overdrafts)	27,234	9,111	702	37,047
Real estate-construction	187,551	23,843	12,457	223,851

Total	$216,104	$38,355	$18,359	$272,818

Nonaccrual, Past Due and Restructured Loans

The following table sets forth the Bank’s nonaccrual and contractually past due loans:

	2009	2008	2007	2006	2005

Loans past due 90 days or more and still accruing	$—	$3,407	$347	$16	$—
Nonaccrual loans	130,172	1,853	340	12	47
Restructured loans	31,937	—	—	—	—

The amount of gross interest income that would have been recorded in 2009 on nonaccrual and restructured loans if the loans had been current in accordance with their original terms was $10,113. The amount of interest income that was recorded in 2009 on nonaccrual and restructured loans was $5,194.

A loan is moved to nonaccrual status at 90 days past due unless the loan is both well secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on a cash basis, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Impaired loans totaled $212,540 and include all nonperforming loans plus $82,368 that are still performing, which management believes it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition to loans identified as impaired, there are a total of $81,819 of loans where management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are the sum of the $82,368 and $81,819 above, or $164,187.

Securities

Securities totaled $397,340 at December 31, 2009, up 587.32% from $57,810 at December 31, 2008. Purchases included a combination of government sponsored entity and agency mortgage-backed securities and New York State municipal securities. All purchases were added to the available for sale portfolio.

The following schedule presents the estimated fair value for securities available for sale and the amortized cost for securities held to maturity as detailed in the Company’s balance sheets as of December 31, 2009, 2008 and 2007.

	2009	2008	2007

Available for sale
U.S. government sponsored entities and agencies	$4,966	$19,009	$32,394
Obligations of state and political subdivisions	59,986	4,635	6,312
Mortgage-backed securities	320,778	22,831	7,619
Collateralized mortgage obligations	4,553	—	—
Other securities	6,991	11,223	8,567

Total available for sale	$397,274	$57,698	$54,892

Held to maturity
Obligations of state and political subdivisions	$66	$112	$202
Mortgage-backed securities	—	—	8

Total held to maturity	$66	$112	$210

The following table presents the amortized costs and estimated fair values of securities by contractual maturity at December 31, 2009:

	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total

	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value

Available for sale
U.S. government sponsored entities and agencies	$—	$—	—%	$—	$—	—%	$5,000	$4,966	4.00%	$—	$—	—%	$5,000	$4,966
Obligations of state and political subdivisions	135	135	5.20	8,177	8,351	3.43	20,661	20,936	3.38	30,365	30,565	3.98	59,338	59,987
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	319,544	320,778	5.66	319,544	320,778
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	4,545	4,553	5.00	4,545	4,553
Other securities	—	—	—	—	—	—	1,000	1,000	3.00	9,338	5,990	3.63	10,338	6,990

Total available for sale	$135	$135	5.20%	$8,177	$8,351	3.43%	$26,661	$26,902	3.48%	$363,792	$361,886	5.48%	$398,765	$397,274

Held to maturity
Obligations of state and political subdivisions	$33	$33	4.34%	$33	$34	4.34%	$—	$—	—%	$—	$—	—%	$66	$67

Deposits & Other Borrowings

Total deposits increased $708,091, or 51.80%, in 2009 over 2008. The largest segment of the portfolio was savings, NOW and money market deposits, which increased $450,564, or 82.14%, in 2009. A full year of operation for the four new branches opened in 2008 combined with the ten new branches opened in 2009 contributed to the growth in total deposits.

At December 31, 2009, the remaining maturities of the Bank’s time deposits in amounts of $100 thousand or greater were as follows:

3 months or less	$196,104
Over 3 through 6 months	47,378
Over 6 through 12 months	181,274
Over 12 months	83,876

Total	$508,632

Other borrowings increased to $352,820 at December 31, 2009 from $326,480 at December 31, 2008. The increase of $26,340 resulted from borrowing $36,340 at December 31, 2009, on our overnight line of credit (“OLOC”) from the FHLBNY offset by paying off $10,000 of FHLBNY term advances during the year. Included in other borrowings are $1,480 of secured borrowings that are a financial arrangement with the Senior Housing Crime Prevention program that are secured by U.S. government agency bonds. At maturity, the Company has the option to repay the secured borrowings simultaneous with the release of the collateral or to renew the borrowings.

The following table sets forth the Bank’s borrowed funds at December 31,

	2009	2008	2007

FHLBNY OLOC:

Maximum month end balance during the year	$36,340	$3,655	$8,605
Average balance during the year	1,801	14,737	1,369
Weighted average interest rate during the year	0.38%	2.14%	5.33%
Weighted average interest rate at year end	0.34	—	4.13

Term advances from FHLBNY:
Maximum month end balance during the year	$325,000	$340,000	$35,000
Average balance during the year	324,247	240,369	21,452
Weighted average interest rate during the year	2.77%	2.76%	5.90%
Weighted average interest rate at year end	2.70	2.74	4.12

Senior Housing Crime Prevention:
Maximum month end balance during the year	$1,480	$1,480	$—
Average balance during the year	1,480	1,480	—
Weighted average interest rate during the year	1.79%	1.79%	—%
Weighted average interest rate at year end	1.79	1.79	—

Liquidity

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities and sales of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities, deposits with banks, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. Management believes that the Bank’s liquidity level is sufficient to meet funding needs for anticipated loan growth and potential deposit outflows.

The Bank’s Liquidity and Funds Management Policy allows for wholesale borrowing. At December 31, 2009, the Bank had a line of credit of $15,000 with an unaffiliated correspondent bank to provide short term credit for liquidity requirements. Of this line of credit, $7,000 is available on an unsecured basis. The Bank also had the ability, as a member of the FHLB system, to borrow against residential and commercial mortgages owned by the Bank and pledged to FHLB. The amount of unused available credit from the FHLB at December 31, 2009 was $485,229. As of December 31, 2009, the Bank had $36,340 of collateralized overnight borrowings outstanding and none outstanding at December 31, 2008. The Bank had $315,000 and $325,000 in collateralized term advances outstanding with the FHLB as of December 31, 2009 and December 31, 2008, respectively.

The Company’s principal source of liquidity is dividends from the Bank. Cash available to service Company trust preferred debt obligations, to pay expenses and for distribution of dividends to shareholders is primarily derived from dividends paid by the Bank to the Company. During 2009, the Bank declared $3,300 in dividends to the Company. Due to the net loss in 2009, at January 1, 2010, the Bank had $1,009 of retained net income available for dividends to the Company. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of the Bank’s net income of that year combined with its retained net income of the preceding two years. In addition, the Bank’s ability to pay dividends is constrained by the capital requirements applicable to it..

Under the Consent Agreement, the Bank’s payment of dividends requires prior approval of the FDIC and Banking Department. As of December 31, 2009, the Company had $185 in cash and cash equivalents and $1,688 of available funds due from the Bank for the value of the Warrants issued to each purchaser of the subordinated notes issued by the Bank and settlement of income tax obligations between the Company and the Bank, net of expenses from operations. The Bank has received approval from the FDIC and Banking Department to be able to continue to fund these obligations to the Company. The Company presently plans to use the cash and cash equivalents and funds due from the Bank to pay its expenses and service its trust preferred debt obligations. In the event the Company subsequently needs additional funds and the FDIC and Banking Department are unwilling to approve a dividend from the Bank, the Company will need to raise additional capital or borrow funds to meet liquidity needs and may have to defer interest payments on its trust preferred debt obligations.

Off-Balance Sheet Items and Contractual Obligations

The following tables set forth contractual cash obligations and commercial commitments of the Company as of December 31, 2009.

	Total	1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years

FHLB advances	$351,340	$41,340	$3,000	$55,000	$252,000
Senior Housing Crime Prevention	1,480	1,000	480	—	—
Subordinated debt	56,351	—	—	—	56,351
Lease obligations	69,405	5,237	10,961	10,931	42,276
Certificates of deposit	923,656	753,895	132,189	37,572	—

Total contractual cash obligations	$1,402,232	$801,472	$146,630	$103,503	$350,627

Letters of credit	$18,281	$16,003	$2,278	$—	$—
Other loan commitments	128,277	85,763	30,003	1,610	10,901

Total commercial commitments	$146,558	$101,766	$32,281	$1,610	$10,901

Capital Resources

Total stockholders’ equity was $135,755 at December 31, 2009, an increase of $16,137, or 13.49%, from December 31, 2008 primarily due the issuance of common stock offset by the net loss of $11,848.

Capital resources were also strengthened by the Bank’s issuance of $19,000 of fixed rate subordinated notes due July 1, 2019; the notes bear interest at 11%. The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The Company issued a Warrant for Common Shares (“Warrants”) to each purchaser of the subordinated notes issued by the Bank. The Company issued a total of 475,000 Warrants. The fair value of the Warrants was recorded as an increase to additional paid in capital.

The Company had returns on average equity of (8.38%), 16.73% and 19.40%, and returns on average assets of (0.50%), 1.05% and 1.32% for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Impact of Prospective Accounting Standards

For a discussion regarding the impact of new accounting standards, refer to Note 1 in the Notes to Consolidated Financial Statements.

Item 6A: Quantitative and Qualitative Disclosures about Market Risk

Management considers interest rate risk to be the most significant market risk for the Company. Market risk is the risk of loss from adverse changes in market prices and rates. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and the credit quality of earning assets. The Company’s objectives in its asset and liability management are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of its operations to changes in interest rates.

The Company’s Asset and Liability Committee evaluates at least quarterly the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the board of directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates in order to be better able to respond to changes in interest rates.

Changes in interest rates affect the value of the Company’s interest earning assets and in particular its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest earning assets, which could adversely affect the Company’s stockholders’ equity and its results of operations if sold. The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed rate or adjustable rate) and amount of loans originated by the Company and the average life of loans and securities, which can impact the yields earned on the Company’s loans and securities. Changes in interest rates may affect the average life of loans and mortgage related securities. In periods of decreasing interest rates, the average life of loans and securities held by the Company may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the reinvestment of funds from such prepayments into lower yielding assets. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and make it more difficult for borrowers to repay adjustable rate loans.

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon. A 100, 200 and 300 basis point upward and downward shift in interest rates over a one-year time horizon was considered at December 31, 2009. A 100 and 200 basis point upward and downward shift in interest rates over a one-year time horizon was considered at November 30, 2008. A parallel and pro rata shift in rates over a twelve-month period is assumed.

The following table reflects the Bank’s income sensitivity analysis as of December 31, 2009 and November 30, 2008:

Change In Interest Rates In Basis Points	As of December 31, 2009		As of November 30, 2008

(Rate Shock)	Potential Change In Net Interest Income		Potential Change In Net Interest Income

	$ Change	% Change	$ Change	% Change

Up 300 basis points	1,048	1.18	NA	NA
Up 200 basis points	880	0.99	2,190	2.77
Up 100 basis points	542	0.61	1,117	1.41
Static	—	—	—	—
Down 100 basis points	(667)	(0.75)	(1,147)	(1.45)
Down 200 basis points	(1,541)	(1.74)	(2,418)	(3.05)
Down 300 basis points	(2,603)	(2.94)	NA	NA

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, but not limited to, the nature and timing of interest rate levels and yield curve shapes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment and replacement of asset and liability cash flows. While assumptions are developed based upon perceived current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences may change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, prepayment penalties and product preference changes and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to, or anticipating changes in, interest rates and market conditions.

Item 7: Financial Statements and Supplementary Data
Consolidated Balance Sheets
December 31,
(Dollar amounts in thousands except share data)

	2009	2008

ASSETS
Cash and cash equivalents	$18,745	$17,130
Interest earning deposits with banks	3,409	8,839

Total cash and cash equivalents	22,154	25,969
Term placements	507	507
Securities available for sale	397,274	57,698
Securities held to maturity (fair value of $67 and $113, respectively)	66	112
Loans held for sale	16,450	—
Loans	2,090,896	1,688,700
Less: allowance for loan losses	38,483	11,303

Loans, net	2,052,413	1,677,397
Restricted stock, at cost	18,353	15,916
Real estate owned, net	2,013	6,972
Premises and equipment, net	47,708	32,994
Goodwill	3,923	3,923
Intangible assets	616	956
Cash value of company owned life insurance	24,874	19,654
Accrued interest receivable and other assets	48,579	23,292

Total assets	$2,634,930	$1,865,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$152,306	$123,620
Saving, NOW and money market deposits	999,066	548,502
Time deposits of $100,000 or more	508,632	283,933
Other time deposits	415,024	410,882

Total deposits	2,075,028	1,366,937
Other borrowings	352,820	326,480
Subordinated debentures	56,351	38,836
Accrued interest payable and other liabilities	14,976	13,519

Total liabilities	2,499,175	1,745,772

Commitments and contingent liabilities (Note 20)	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 and 100,000 shares at December 31, 2009 and 2008, respectively; no shares issued or outstanding	—	—
Common stock, par value $.01 per share:
Authorized: 35,000,000 and 20,000,000 shares at December 31, 2009 and 2008, respectively; 16,907,346 and 13,851,341 shares issued at December 31, 2009 and 2008, respectively; 14,855,482 and 11,799,477 shares outstanding at December 31, 2009 and 2008, respectively	169	139
Additional paid-in capital	82,318	51,947
Retained earnings	64,820	78,302
Treasury stock, at cost, 2,051,864 shares	(10,062)	(10,062)

	137,245	120,326
Accumulated other comprehensive loss	(1,490)	(708)

Total stockholders’ equity	135,755	119,618

Total liabilities and stockholders’ equity	$2,634,930	$1,865,390

See notes to consolidated financial statements.

Consolidated Statements of Income
Years ended December 31,
(Dollar amounts in thousands except share data)

	2009	2008	2007

Interest income:
Loans	$110,100	$87,939	$73,970
Taxable securities	7,903	3,049	3,330
Tax exempt securities	1,121	209	283
Interest earning deposits with banks	53	213	839
Other	895	509	234

Total interest income	120,072	91,919	78,656

Interest expense:
Savings, NOW and money market deposits	13,717	12,004	15,525
Time deposits of $100,000 or more	13,535	7,987	7,848
Other time deposits	13,931	11,514	11,477
Other borrowings	9,029	6,970	1,338
Subordinated debentures	2,926	2,304	1,388

Total interest expense	53,138	40,779	37,576

Net interest income	66,934	51,140	41,080
Provision for loan losses	51,000	3,200	1,300

Net interest income after provision for loan losses	15,934	47,940	39,780

Noninterest income:
Revenues from insurance agency	3,474	3,423	3,585
Service charges on deposit accounts	2,385	2,267	1,948
Net gain on the sale of investment securities	2,335	62	49
Trust and investment services	616	761	801
Increase in cash value of company owned life insurance	473	693	806
OTTI loss:
Total OTTI losses	(414)	(865)	—
Portion of loss recognized in other comprehensive income	—	—	—

Net impairment losses recognized in earnings	(414)	(865)	—
Other	1,794	2,138	2,034

Total noninterest income	10,663	8,479	9,223

Noninterest expense:
Salaries and employee benefits	18,813	17,277	14,744
Occupancy and equipment	11,591	8,489	6,687
Federal deposit insurance	4,576	648	302
Amortization of intangible assets	340	427	510
Valuation allowance for other real estate owned	6,872	—	—
Other	6,609	5,109	4,711

Total noninterest expense	48,801	31,950	26,954

Income (loss) before income taxes	(22,204)	24,469	22,049
Provision (benefit) for income taxes	(10,356)	8,746	7,774

Net income (loss)	$(11,848)	$15,723	$14,275

Comprehensive income (loss)	$(12,318)	$15,188	$14,433
Basic earnings (loss) per share	$(0.87)	$1.52	$1.46
Diluted earnings (loss) per share	$(0.87)	$1.52	$1.46

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Additional Paid In Capital			Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares Outstanding	Amount		Retained Earnings	Treasury Stock

Balance at December 31, 2006	8,885,477	$108	$4,046	$73,046	$(10,062)	$(331)	$66,807
Comprehensive income:
Net income				14,275			14,275	$14,275
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						288	288	288
Change in unrealized gain (loss) and prior service cost of post retirement plans, net of tax						(130)	(130)	(130)

Total comprehensive income								$14,433

10% stock dividend (1)	888,548	11	21,314	(21,325)			—
Cash dividends declared				(1,533)			(1,533)
Issuance of shares for employee stock ownership plan	9,325		225				225
Stock awards vested			170				170
Stock awards granted	17,160						—

Balance at December 31, 2007	9,800,510	$119	$25,755	$64,463	$(10,062)	$(173)	$80,102

Comprehensive income:
Net income				15,723			15,723	$15,723
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(609)	(609)	(609)
Change in unrealized gain (loss) and prior service cost of post retirement plans, net of tax						74	74	74

Total comprehensive income								$15,188

Retained earnings reduction due to adoption of ASC 715				(233)			(233)
Cash dividends declared				(1,651)			(1,651)
Issuance of shares, net of offering costs	1,965,000	20	25,681				25,701
Issuance of shares for employee stock ownership plan	11,967		250				250
Stock awards vested			261				261
Stock awards granted	22,000						—

Balance at December 31, 2008	11,799,477	$139	$51,947	$78,302	$(10,062)	$(708)	$119,618

Retained earnings reduction due to the application of SAB 108				(276)			(276)

Adjusted balance at January 1, 2009	11,799,477	$139	$51,947	$78,026	$(10,062)	$(708)	$119,342
Cumulative effect of change in accounting principle, adoption of ASC 320, net of tax				312		(312)	—
Comprehensive income:
Net income (loss)				(11,848)			(11,848)	$(11,848)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						348	348	348
Change in unrealized gain (loss) on securities available for sale for which a portion of an OTTI has been recognized in earnings, net of reclassification and tax						(282)	(282)	(282)
Changes in funded status of retirement plans, net of tax						(536)	(536)	(536)

Total comprehensive loss								$(12,318)

Cash dividends declared				(1,670)			(1,670)
Issuance of shares, net of offering costs	3,000,000	30	28,156				28,186
Warrants associated with subordinated debt issuance, net of cost			1,560				1,560
Issuance of shares for employee stock ownership plan	20,920		300				300
Stock awards vested			355				355
Stock award forfeited	(3,040)
Stock awards granted	38,125

Balance at December 31, 2009	14,855,482	$169	$82,318	$64,820	$(10,062)	$(1,490)	$135,755

See notes to consolidated financial statements.

(1)	As a result of the April 2, 2007, 10% stock dividend, a transfer of $21,325 was made from retained earnings to additional paid in capital and common stock for the fair market value of the dividend.

Consolidated Statements of Cash Flows Years ended December 31, Cash flows from operating activities	2009	2008	2007

Net income (loss)	$(11,848)	$15,723	$14,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	4,182	3,106	1,989
Provision for loan losses	51,000	3,200	1,300
Valuation allowance for other real estate owned	6,872	—	—
Net gain on investment securities	(2,335)	(62)	(49)
Other than temporary net impairment loss on securities	414	865	—
Net increase (decrease) in other liabilities	1,457	2,310	(211)
Net increase in other assets	(9,842)	(3,914)	(519)
Net increase in deferred taxes	(14,978)	(1,701)	(2,332)
Amortization of unearned restricted stock awards	342	292	170
Increase in cash surrender value of company owned life insurance	(473)	(693)	(766)
Investment securities amortization of premium/(accretion) of discount, net	692	(159)	376
Amortization of intangible assets	340	427	510

Cash provided by operating activities	25,823	19,394	14,743

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	252,561	52,965	67,071
Proceeds from maturities of held-to-maturity securities	46	99	204
Purchases of available-for-sale securities	(593,171)	(56,235)	(21,207)
Proceeds from broker	—	—	9,225
Purchases of restricted securities	(7,107)	(25,853)	(4,783)
Redemptions of restricted securities	4,670	12,050	6,919
Loans made to customers, net	(442,466)	(704,782)	(134,761)
Payment for Bank of Smithtown Insurance Agents and Brokers, Inc.	—	—	(1,561)
Payment for Payne & Palmieri insurance company	—	—	(322)
Purchases of premises and equipment	(18,896)	(13,489)	(4,001)
Purchase of company owned life insurance	(4,747)	—	—

Cash used in investing activities	(809,110)	(735,245)	(83,216)

Cash flows from financing activities
Net increase in demand, money market, NOW and savings deposits	479,250	81,424	131,021
Increase (decrease) in time deposits	228,841	294,712	(32,537)
Cash dividends paid	(2,135)	(1,572)	(1,496)
FHLB term advances	—	520,000	—
Maturities of FHLB term advances	(10,000)	(215,000)	(35,000)
Net increase (decrease) in FHLB overnight borrowings	36,340	(900)	(3,680)
Net proceeds from subordinated debt and warrant issuance	18,990	20,000	—
Net proceeds from common stock issuance	28,186	25,701	—

Cash provided by financing activities	779,472	724,365	58,308

Net increase (decrease) in cash and cash equivalents	(3,815)	8,514	(10,165)
Cash and cash equivalents, beginning of period	25,969	17,455	27,620

Cash and cash equivalents, end of period	$22,154	$25,969	$17,455

Supplemental Information - Cash Flows:
Cash paid for:
Interest	$53,054	$39,615	$37,837
Income taxes	12,066	11,615	10,523
Transfer from loans to other real estate owned	2,013	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The consolidated financial statements include the accounts of Smithtown Bancorp, Inc., a New York State-chartered bank holding company with its New York State-chartered commercial bank subsidiary, Bank of Smithtown (“Bank”), and three other subsidiaries, Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities. Bank of Smithtown has four wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc., BOS Preferred Funding Corporation and SBRE Realty Corp. Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its offices principally on Long Island from Port Washington to Wading River. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages and commercial and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There is a concentration of loans secured by commercial real estate including land and construction loans. The customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

During April 2007, the Company effected a 10% stock dividend. All references in the accompanying consolidated financial statements and notes thereto relating to earnings per share and share data have been retroactively adjusted to reflect the stock dividend.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and interest earning deposits with banks. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and other borrowings.

Interest Bearing Deposits in Other Financial Institutions: Interest bearing deposits in other financial institutions mature within one year and are carried at cost.

Term Placements: Term placements are interest bearing deposits in other financial institutions maturing in 2010 and are carried at cost.

Operating Segments: While management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. The Company’s insurance operations do not meet the quantitative criteria for reporting as a segment.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. This evaluation process is more fully described under “Adoption of New Accounting Standards”  in this “Note 1.”

Restricted stock: The Bank is a member of the FHLBNY system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost and is periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments. Loans held for sale are carried at the lower of cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Interest income on mortgage and commercial loans is generally discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off not later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days or more and still accruing interest include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on a cash basis, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or, for variable rate loans, the rate at impairment. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 20 to 50 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain members of management. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and a trademark are the only intangible assets with an indefinite life on our balance sheet.

Other intangible assets consist of acquired customer relationships and covenants not to compete, which are initially measured at fair value and then are amortized over their estimated useful lives ranging from 5 to 7 years using a declining balance method.

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of grant is used to estimate the fair value for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Retirement Plans: Employee 401(k) plan expense is the amount of Company matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants, is recognized as pension expense and is based on the market price of the shares at the time the Company contributes such shares to the plan. Dividends on allocated ESOP shares reduce retained earnings. Dividends on unallocated ESOP shares are credited as other income to the plan participants.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under warrants. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of selected benefit plans, which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand and certain deposits with the Federal Reserve Bank of New York were required to meet regulatory reserve and clearing requirements.

Equity: Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional shares amounts are paid in cash with a reduction in retained earnings.

Treasury Stock: Repurchases of common stock are recorded as treasury stock at cost. Under the 2007 Restricted Stock Plan, as further discussed in Note 18, the Company may repurchase or issue, on an annual or more frequent basis as determined by the Board, a selected number of shares of common stock for distribution to directors and certain officers. These shares are initially held as treasury shares, if the shares have been repurchased, and are ratably vested over a five-year period.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to stockholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

SAB 108: Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Bulletin permits public companies to correct prior year financial statements for immaterial errors the next time the prior year financial statements are filed. Accordingly, management has reduced retained earnings $276, increased other liabilities $431 and increased other assets $155 related to immaterial errors in the recognition of salary expense that arose over several years.

Reclassification of Prior Year Statements: It is the Company’s policy to reclassify prior year consolidated financial statements to conform to the current year presentation.

Adoption of New Accounting Standards

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption resulted in additional disclosures to the notes to the financial statements.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Basic and diluted earnings per share for the years ended December 31, 2008 and 2007, have been adjusted to $1.52 and $1.46, respectively, from $1.55 and $1.47, respectively. The adoption had no effect on the years ended December 31, 2006 and 2005.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The guidance also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This guidance is effective for fiscal years ending after December 15, 2009. Upon initial application, provisions of the FSP are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about OTTI for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance as of April 1, 2009. At adoption, the Company reversed $487 (gross of tax) of previously recognized impairment charges, representing the non-credit portion.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The effect of adopting the new guidance was not material.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The effect of adopting the new guidance was not material.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is expected to not materially impact the consolidated financial statements.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is expected to not materially impact the consolidated financial statements.

Note 2 - Regulatory Consent Agreement

On January 29, 2010, the Bank entered into a Consent Agreement with the FDIC and Banking Department. Under the Consent Agreement the Bank shall have and maintain qualified management and the Board shall increase its participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives for compliance with the Consent Agreement. The Bank is required to review loan policies, improve credit administration, loan underwriting and internal loan review processes and maintain an adequate allowance for loan losses. Other required actions include the implementation of plans to reduce classified assets, decrease the Bank’s concentration in commercial real estate loans and increase profitability. The Bank’s payment of dividends and growth in quarterly average assets require prior approval of the FDIC and Banking Department. In addition, the Bank is required to maintain no later than June 30, 2010, Tier 1 Capital at least equal to 7% of Total Assets, Tier 1 Risk-Based Capital at least equal to 9% of Total Risk-Weighted Assets and Total Risk-Based Capital at least equal to 11% of Total Risk-Weighted Assets. The provisions of the Consent Agreement will remain effective until modified, terminated, superseded, or set aside in writing by the FDIC and Banking Department.

Management believes they have made progress towards the compliance with the terms of the Consent Agreement; however, banking regulators solely determine the Bank’s progress toward and compliance with the Consent Agreement. Accordingly, it is possible banking regulators in the future could impose further and more stringent conditions on the Bank.

Note 3 - Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2009
Available for sale
U.S. government sponsored entities and agencies	$5,000	$—	$(34)	$4,966
Obligations of state and political subdivisions	59,339	761	(114)	59,986
Mortgage-backed securities: residential	319,543	1,447	(212)	320,778
Collateralized mortgage obligations	4,545	8	—	4,553
Other	10,338	—	(3,347)	6,991

Total available for sale	$398,765	$2,216	$(3,707)	$397,274

Held to maturity
Obligations of state and political subdivisions	$66	$1	$—	$67

December 31, 2008
Available for sale
U.S. government sponsored entities and agencies	$18,981	$145	$(117)	$19,009
Obligations of state and political subdivisions	4,629	22	(16)	4,635
Mortgage-backed securities: residential	22,780	96	(45)	22,831
Other	12,403	—	(1,180)	11,223

Total available for sale	$58,793	$263	$(1.358)	$57,698

Held to maturity
Obligations of state and political subdivisions	$112	$1	$—	$113

The proceeds from sales and calls of securities and the associated gains are listed below:

	2009	2008	2007

Proceeds	$172,887	$9,345	$7,599
Gross gains	2,426	62	49
Gross losses	91	—	—

The tax provision related to these realized gains and losses was $817, $22, and $17, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity in the following table. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2009		2008

December 31,	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale
Within one year	$135	$136	$1,006	$1,013
One to five years	8,177	8,351	6,244	6,073
Five to ten years	26,661	26,901	1,993	2,006
Beyond ten years	363,792	361,886	49,550	48,606

Total	$398,765	$397,274	$58,793	$57,698

Held to maturity
Within one year	$33	$33	$46	$46
One to five years	33	34	66	67

Total	$66	$67	$112	$113

Securities pledged at year end 2009 and 2008 had a carrying amount of $167,239 and $43,396 and were pledged to secure public deposits and treasury tax and loan deposits.

At year end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2009 and 2008 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2009
Available for sale
U.S. Government sponsored entities and agencies	$4,966	$(34)	$—	$—	$4,966	$(34)
Obligations of state and political subdivisions	13,312	(114)	—	—	13,312	(114)
Mortgage-backed securities	82,283	(212)	—	—	82,283	(212)
Other	—	—	4,511	(3,347)	4,511	(3,347)

Total	$100,561	$(360)	$4,511	$(3,347)	$105,072	$(3,707)

December 31, 2008
Available for sale
U.S. Government sponsored entities and agencies	$—	$—	$4,883	$(117)	$4,883	$(117)

Obligations of state and political subdivisions	929	(16)	—	—	929	(16)
Mortgage-backed securities	3,436	(26)	8,491	(19)	11,927	(45)
Other	4,600	(400)	3,317	(780)	7,917	(1,180)

Total	$8,965	$(442)	$16,691	$(916)	$25,656	$(1,358)

Other-Than-Temporary-Impairment

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were rated below AA, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs, for either debt securities or purchased beneficial interests that, on the purchase date, were rated below AA, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

At December 31, 2009, the Company’s securities portfolio totaled $397,341, of which $105,072 was in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:

Mortgage-backed Securities

At December 31, 2009, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Other Securities

The Company’s unrealized losses on other securities relate primarily to its investment in two pooled trust preferred securities and one single issuer trust preferred security. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.

The following table presents detailed information for each trust preferred security held by the Company at December 31, 2009.

Issuer	Single Issuer or Pooled	Class	Book Value	Gross Unrealized Loss	Estimated Fair Value	Credit Rating	Number of Paying Banks in Issuance	Deferrals and Defaults as % of Collateral	Excess Subordination as a Percent of Paying Collateral

Fairfield County Bank Trust Preferred	Single	—	$5,000	$(1,771)	$3,229	NA	1	None	—

Trust Preferred Funding III
LTD Series 144A	Pooled	B-2	1,708	(952)	756	Ca/CC	25	26.32%	(21.4)%

Trust Preferred Funding I	Pooled	B	1,150	(624)	526	Caa3/CCC	14	37.36%	(29.8)%

Total			$7,858	$(3,347)	$4,511

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

Our analysis of two of these investments includes $2,858 book value of pooled trust preferred securities (CDOs). The issuers in these securities are primarily banks. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Upon completion of the December 31, 2009 analysis, our model indicated OTTI on both securities, which experienced additional defaults or deferrals during the period. These two securities had OTTI losses recognized in earnings of $414. These two securities remained classified as available for sale at December 31, 2009, and together, the two CDOs and one single issuer trust preferred security accounted for all of the unrealized losses in the other securities category at December 31, 2009. Principal and interest payments on each trust preferred security are still being made on a timely basis.

The discount rates used to support the realizable value in trust preferred securities is the actual index and margin on each security. The discount rates used for the estimated fair value of the two CDOs and the one single issuer trust preferred security were 14% and 13%, respectively, at December 31, 2009. Management determined these rates based on discussions with our investment bankers regarding newly issued bank debt. Management also reviewed the current internal risk ratings of the collateral underlying the securities. As a comparison the Company was successful issuing new subordinated debt during the second quarter of 2009 at a fixed rate of 11% for a ten year term.

Future deferrals and defaults are estimated based on an analysis of the collateral underlying the security. Particular detail is paid to each bank’s nonperforming assets to total loans, total risk based capital ratio and Texas ratio (nonperforming assets plus restructured loans/tangible capital plus the allowance for loan losses). These three ratios are weighted to calculate a credit risk rating (“CRR”) for each bank. The CRR, based on a scale of 1 being the best and 5 being the worst, is used as the basis for future default assumptions. Banks known to have deferred or defaulted prior, or subsequent, to the reporting date and banks with a CRR of 4 or higher as of the reporting date are considered to default immediately in our discounted cash flow pricing model (“Model”). As of December 31, 2009 other future default rates were estimated at 50.00% if the CRR was 3.50 to 3.99, 25.00% if the CRR was 3.00 to 3.49, 12.50% if the CRR was 2.50 to 2.99, 6.25% if the CRR was 2.00 to 2.49 and 3.00% if the CRR was 1.99 or less. These weightings generate an overall estimate of future defaults that are spread over the remaining maturity of the security in our Model.

Trust Preferred Funding I has experienced $30,000 in defaults and $21,000 in deferrals, but did not have any new defaults or deferrals in the fourth quarter of 2009. Trust Preferred Funding III LTD Series 144A has experienced $24,250 in defaults and $55,500 in deferrals with $23,000 of the deferrals announced in the fourth quarter of 2009, but reported as deferrals in the Company’s third quarter Form 10-Q. Our Model as of December 31, 2009, estimated $24,136 and $17,409 in future defaults in Trust Preferred Funding III LTD Series 144A and Trust Preferred Funding I, respectively.

Information received after the balance sheet date, but before the issuance of the financial statements is included in the cash flow analysis during the reporting period.

Through the period ended March 31, 2009, the Company recognized cumulative OTTI charges of $865 for various securities. The Company adopted the changes to FASB ASC 320-10-35 in accordance with FASB ASC 320-10-65-1, effective April 1, 2009 and reversed $312, net of tax of $175, for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $312, net of tax of $175, as of April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the period from April 1, 2009 through December 31, 2009 was $414, gross of tax.

Changes in unrealized losses relating to securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) still held at year end totaled $2,369.

The table below presents a roll forward of the credit losses recognized in earnings from April 1, 2009 through December 31, 2009:

Beginning balance, April 1, 2009	$—
Amounts related to credit loss for which an OTTI was not previously recognized	217
Additions/Subtractions:
Increases to the amount related to the credit loss for which OTTI was previously recognized	197

Ending balance, December 31, 2009	$414

Note 4 - Loans

Loans as of December 31 consisted of the following:

	2009	2008

Commercial and industrial	$48,625	$51,630
Real estate:
Land and construction	353,772	390,067
Commercial	997,097	760,125
Multifamily	478,840	304,938
Residential	214,548	183,632
Consumer	2,082	2,407
Less: Net deferred loan fees	4,068	4,099

Total loans	2,090,896	1,688,700
Allowance for loan losses	38,483	11,303

Net loans	$2,052,413	$1,677,397

At December 31, 2009 and 2008, the Company had a total of $455,299 and $495,728 in interest only mortgage loans. These loans pose a potentially higher credit risk because of the lack of principal amortization.

Activity in the allowance for loan losses was as follows:

	2009	2008	2007

Beginning balance	$11,303	$8,250	$7,051
Provision for loan losses	51,000	3,200	1,300
Loans charged off	(23,991)	(218)	(147)
Recoveries	171	71	46

Ending balance	$38,483	$11,303	$8,250

Individual impaired loans were as follows:

	2009	2008	2007

Year end loans with no allocated allowance for loan losses	$133,155	$888	$—
Year end loans with allocated allowance for loan losses	79,385	1,764	340

Total	$212,540	$2,652	$340

Amount of the allowance for loan losses allocated	$21,630	$318	$228
Average of individually impaired loans during the year	44,685	1,716	88
Interest income recognized during impairment	495	31	—

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectability of principal or interest. Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loan. No interest was earned for 2009, 2008 or 2007 on the cash basis for impaired loans.

Nonaccrual loans and loans past due 90 days and still accruing were as follows:

	2009	2008

Loans past due 90 days or more and still accruing	$—	$3,407
Nonaccrual loans	130,172	1,853

Nonaccrual loans and loans past due 90 days or more and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Included in the amount of the allowance for loan losses allocated of $21,630, the Company has allocated $2,571 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has also committed $51 to customers whose loans are classified as a troubled debt restructuring.

Note 5 – Real Estate Owned

Activity in the valuation allowance was as follows:

	2009	2008	2007

Beginning of year	$—	$—	$—
Additions charged to expense	6,872	—	—
Direct write downs	—	—	—

End of year	$6,872	$—	$—

Expenses related to foreclosed assets include:

	2009	2008	2007

Net loss (gain) on sales	$—	$—	$—
Provision for unrealized losses	6,872	—	—
Operating expenses, net of rental income	(43)	158	69

Ending balance	$6,829	$158	$69

Note 6 - Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value of the following assets and liabilities:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2009 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$4,966	$—	$4,966	$—
Obligations of state and political subdivisions	59,986	—	59,986	—
Mortgage-backed securities: residential	320,778	—	320,778	—
Collateralized mortgage obligations	4,553	—	4,553	—
Other	6,991	—	2,480	4,511

		Fair Value Measurements at December 31, 2008 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$19,009	$—	$19,009	$—
Obligations of state and political subdivisions	4,635	—	4,635	—
Mortgage-backed securities: residential	22,831	—	22,831	—
Collateralized mortgage obligations	—	—	—	—
Other	11,223	—	2,480	8,743

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available for Sale Securities
Balance of recurring Level 3 assets at January 1, 2009	$8,743
Total gains or losses (realized/unrealized):
Included in earnings – realized	(77)
Included in earnings – unrealized	(414)
Included in other comprehensive income	(1,882)
Purchases, sales, issuances and settlements, net	(1,859)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at December 31, 2009	$4,511

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available for Sale Securities
Balance of recurring Level 3 assets at January 1, 2008	$—
Total gains or losses (realized/unrealized):
Included in earnings – realized
Included in earnings – unrealized	(865)
Included in other comprehensive income	(1,049)
Purchases, sales, issuances and settlements, net	4,603
Transfers in and/or out of Level 3	6,054

Balance of recurring Level 3 assets at December 31, 2008	$8,743

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Impaired loans	$79,059	$—	$—	$57,716
Other real estate owned, net	2,013	—	—	2,013
Loans held for sale	16,450	—	16,450	—

	Fair Value Measurements at December 31, 2008 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Impaired loans	$2,652	$—	$—	$2,334

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $79,059, with a valuation allowance of $21,343 at December 31, 2009, resulting in an additional provision for loan losses of $21,305 for the year ending December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $2,652, with a valuation allowance of $38, resulting in an additional provision for loan losses of $38 for the year ending December 31, 2008.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2,013, which is made up of the outstanding balance of $8,985, net of a valuation allowance of $6,972 at December 31, 2009, resulting in a write-down of $6,872 for the year ending December 31, 2009.

Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $16,450, which is the outstanding balance with no valuation allowance at December 31, 2009. Charge offs of $9,883 were recognized on these loans in 2009 before they were classified as held for sale.

The carrying amounts and estimated fair values of financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$18,745	$18,745	$17,205	$17,205
Interest earning deposits with banks	3,409	3,409	8,764	8,764
Term placements	507	507	507	507
Securities available for sale	397,274	397,274	57,698	57,698
Securities held to maturity	66	67	112	112
Restricted stock	18,353	NA	15,916	NA
Loans held for sale	16,450	16,450	—	—
Loans, net	2,090,896	1,975,640	1,688,700	1,688,700
Accrued interest receivable	10,152	10,152	8,232	8,232

Financial liabilities:
Deposits	2,075,028	2,086,245	1,366,937	1,371,934
FHLB advances and other borrowings	352,820	303,354	326,480	351,412
Subordinated debt	56,351	28,480	38,836	38,836
Accrued interest payable	4,597	4,597	4,513	4,513

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off balance sheet items is not considered material.

Note 7 - Premises and Equipment

Year end premises and equipment were as follows:

	2009	2008

Land	$721	$321
Buildings	8,651	6,223
Furniture, fixtures and equipment	14,352	10,688
Leasehold improvements	40,015	28,513
Less: Accumulated depreciation	16,031	12,751

Total premises and equipment	$47,708	$32,994

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $4,082, $2,255 and $1,504 for 2009, 2008 and 2007. Rent commitments, before considering renewal options that generally are present, were as follows:

2010	$5,237
2011	5,493
2012	5,468
2013	5,415
2014	5,516
Thereafter	42,276

Total	$69,405

Note 8 - Goodwill and Intangible Assets

Goodwill: The change in goodwill during the year was as follows:

	2009	2008	2007

Beginning of year	$3,923	$3,923	$2,077
Acquired goodwill	—	—	1,846
Impairment	—	—	—

End of year	$3,923	$3,923	$3,923

Acquired Intangible Assets: Acquired intangible assets were as follows at year end:

	2009		2008

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships and covenant not to compete	$3,022	$2,522	$3,022	$2,182
Other intangible assets	116	—	116	—

Aggregate amortization expense was $340, $427 and $510 for 2009, 2008 and 2007.

Estimated amortization expense for each of the next five years:

2010	$246
2011	185
2012	29
2013	25
2014	15

Total	$500

Note 9 - Deposits

Time deposits of $100 thousand or more were $508,632 and $283,933 at year end 2009 and 2008, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2010	$753,895
2011	101,884
2012	30,305
2013	15,229
2014	22,343

Total	$923,656

Note 10 – Other Borrowings

At year end, advances from the FHLB were as follows:

December 31, 2009:
Overnight line of credit at 0.34%	$36,340
Maturities from January 2010 through September 2018, fixed rate at rates from 2.18% to 3.61%, averaging 2.70%	315,000

December 31, 2008:
Maturities from November 2009 through September 2018, fixed rate at rates from 2.18% to 4.29%, averaging 2.74%	$325,000

The overnight line of credit has a maturity date of one day and at December 31, 2009 had a rate of 0.34%. Each term advance is payable at its maturity date with a prepayment penalty if paid before the maturity date. All advances are periodically callable, with the exception of $5,000 maturing in 2010. The advances were collateralized by $884,328 and $685,944 of first mortgage loans under a blanket lien arrangement at year end 2009 and 2008. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $485,229 at year end 2009.

Scheduled payments over the next five years are as follows:

2010	$41,340
2011	3,000
2012	—
2013	55,000
2014	—

Included in other borrowings are $1,480 of secured borrowings with a weighted average rate of 1.79% and maturities ranging from 2010 to 2012. These borrowings are a financial arrangement with the Senior Housing Crime Prevention program that are secured by securities. At maturity, the Company has the option to repay the secured borrowings simultaneous with the release of the collateral or to renew the borrowings.

Note 11 – Subordinated Debentures

In 2003, a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3 month London Interbank Offered Rate (“LIBOR”) plus 2.99% with a rate of 3.27% as of December 31, 2009. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The debentures and related debt issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, on any interest payment date after October 8, 2008.

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

In 2008, a third trust formed by the Company issued $20,000 of floating rate trust preferred securities due September 1, 2038. The securities bear interest at 3 month LIBOR plus 3.75% with a rate of 4.01% as of December 31, 2009. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The debentures and related debt issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on September 1, 2013.

The Company is not considered the primary beneficiary of these trusts, which are variable interest entities; therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

On July 27, 2009 and June 29, 2009, the Bank issued $14,000 and $5,000, respectively, of fixed rate subordinated notes due July 1, 2019; the notes bear interest at 11%. The Bank, subject to obtaining prior approval of the FDIC and the Banking Department, may redeem the subordinated notes, in whole or in part, on any interest payment date beginning on July 1, 2014. The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 12 – Warrants

On July 27, 2009 and June 29, 2009, the Company issued Warrants to each purchaser of subordinated notes issued by the Bank on the same dates. The Company issued a total of 475,000 Warrants, which may not be exercised until June 29, 2010 and if not exercised are void after June 29, 2016. The Warrants are exercisable at $11.50 per share. The Warrants were valued using the Black-Scholes model adjusted to take into account dividends paid on the underlying securities. Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of the Warrants represents the period of time that the Warrants are expected to be outstanding. The risk free interest rate for the expected term of the Warrants is based on the U.S. Treasury yield curve in effect at the time of the issue. The fair value of the Warrants was determined using the following weighted average assumptions for July 27, 2009 and June 29, 2009, respectively; risk free interest rates of 2.63% and 2.53%, expected term of five years for both, expected stock price volatility of 35 for both and dividend yields of 1.40% and 1.22%. The fair value of the Warrants was recorded as an increase to additional paid in capital. The issuance and sale of the Warrants were exempt from registration pursuant to section 4(2) under the Securities Exchange Act of 1933. The Warrants and subordinated notes were sold to a group of accredited investors.

Note 13 – Post Retirement Benefit Plans

The Company sponsors a postretirement medical and life insurance plan for a closed group of prior employees. Pre-Medicare eligible retirees pay an amount similar to active employees. Post-Medicare eligible retirees pay the entire amount over the Bank’s obligation, which is frozen at $864 per year per covered person. The following tables provide a reconciliation of the changes in the plan’s benefit obligation and fair value of assets over the two-year period ending December 31, 2009 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

	2009	2008

Change in benefit obligation
Obligation at January 1	$205	$225
Interest cost	12	13
Actuarial loss (gain)	95	(13)
Benefit payments	(15)	(20)

Obligation at December 31	$297	$205

Change in fair value of plan assets
Employer contributions	$15	$20
Benefit payments	(15)	(20)
Fair value of plan assets at December 31	$—	$—

Funded status at December 31	$(297)	$(205)

Amounts recognized in accumulated other comprehensive income (loss) at December 31 consist of:

	2009	2008

Transition obligation	$(95)	$(126)
Net actuarial gain	84	191

	$(11)	$65

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the plans for the years 2009, 2008 and 2007:

	2009	2008	2007

Interest cost	$12	$13	$15
Amortization of unrecognized transition obligation	32	32	32
Amortization of net gain	(12)	(12)	(8)

Net periodic benefit cost	32	33	39

Net loss (gain)	108	(2)	(42)
Amortization of transition obligation	(32)	(32)	(32)

Total recognized in other comprehensive income	76	(34)	(74)

Total recognized in net periodic benefit cost and other comprehensive income	$108	$(1)	$(35)

Assumptions used to determine net periodic cost and benefit obligations:

	2009	2008	2007

Discount rate	5.50%	6.25%	6.00%
Health care cost trend rate assumed for next year	8.30%	8.50%	8.50%
Rate that the cost trend rate gradually declines to	6.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2011	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost components	$15	$(15)
Effect on health care component of postretirement benefit obligation	68	(68)

Contributions: Since the plan holds no assets, the Bank does not expect to contribute to its plan in 2010 other than to fund the payments for the benefits described in the table below.

Estimated Future Payments: The following benefit payments, which reflect expected future service, are expected:

2010	$24
2011	25
2012	26
2013	23
2014	24
Thereafter	119

Total	$241

Note 14 - Other Benefit Plans

401(k) Plan: A 401(k) benefit plan allowed employee contributions up to $16.5 plus an additional $5.5 for employees age 50 or older, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for 2009, 2008 and 2007 was $261, $249 and $198.

Executive and Director Incentive Retirement Plan: A nontax-qualified executive and director incentive retirement plan covers certain directors and executive officers. Under the plan, the Company can award up to 10% of the executive officer’s salary for the prior fiscal year and up to 25% of a director’s fees for the prior fiscal year. The Company pays each participant the amount awarded plus interest either over 15 years or in a lump sum at normal retirement age. There was no expense for the contributions and interest in 2009 due to offsetting reversals from a non-vested executive termination of employment. The expense incurred for the contributions and interest for each of the prior two years was $360 and $304. The deferred compensation liability was $1,820 for December 31, 2009 and 2008.

Life Insurance: Certain members of management are covered by group term replacement life insurance. The benefit provides postretirement life insurance up to a maximum of two and one half times final annual base salary.

The expense incurred for 2009 was $29. Upon adopting new accounting guidance in 2008, the Company was required to post an adjustment to retained earnings of $233 representing the post-employment benefit cost for this continuing life insurance.

Deferred Compensation Plan: A nontax-qualified deferred compensation plan covers all directors and executive officers. Under the plan, directors may elect to defer a portion of their fees and executive officers may elect to defer a portion of their compensation. Upon retirement or termination of service, the Company pays each participant the amount of their deferrals plus interest over 5 years, 10 years or in a lump sum payment. A liability is accrued for the obligation under this plan. The expense incurred for the deferred compensation for each of the last three years was $30, $49 and $37 resulting in a deferred compensation liability of $1,002 and $755 as of December 31, 2009 and 2008.

Supplemental Executive Retirement Agreement: The Chief Executive Officer (“CEO”) has a Supplemental Executive Retirement Agreement (“SERA”). Under the plan, the CEO receives a lifetime benefit at retirement, with a guaranteed 15 years, based on seventy percent of his final three-year average base salary reduced by various offsets including employer contributions under the 401(k) Plan, the Executive Incentive Retirement Plan, as well as 50% of his Social Security benefit. The expense incurred during 2009, 2008 and 2007 for this benefit plan was $742, $466 and $386, respectively. The liability balance at the end of 2009 and 2008 for the SERA was $3,183 and $1,624.

The following tables provide a reconciliation of the changes in the plan’s benefit obligation over the two-year period ending December 31, 2009 and a statement of the funded status as of December 31 of both years:

Projected Benefit Obligation

	2009	2008

Reconciliation of benefit obligation
Obligation at January 1	$1,624	$1,247
Service cost	531	324
Interest cost	150	74
(Gain) loss	878	(21)

Obligation at December 31	$3,183	$1,624

Fair value of plan assets at December 31	$—	$—

Funded status at December 31	$(3,183)	$(1,624)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2009	2008

Net actuarial loss (gain)	$1,017	$(200)

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for the SERA for the years 2009, 2008 and 2007:

	2009	2008	2007

Service cost	$531	$324	$312
Interest cost	150	74	53
Amortization of net loss	61	68	21

Net periodic benefit cost	742	466	386

Net (gain) loss	817	(89)	289

Total recognized in other comprehensive income (loss)	817	(89)	289

Total recognized in net periodic benefit cost and other comprehensive income	$1,559	$377	$675

The accumulated benefit obligation was $3,183 and $1,624 at year end 2009 and 2008.

The assumptions used in the measurement of the Bank’s benefit obligation are shown in the following table:

	2009	2008	2007

Discount rate	6.00%	6.00%	6.00%
Salary inflation rate	10.00%	5.00%	5.00%
Social Security inflation rate	2.75%	2.75%	2.75%

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $445.

Note 15 - ESOP

Employees participate in an Employee Stock Option Plan (“ESOP”). The Company makes discretionary contributions to the ESOP in the form of cash. The contributions are used to either purchase or issue shares of Company stock, which are allocated to participants based on relative compensation and an expense is recorded. Dividends on allocated shares increase the value of participant accounts. Participants receive the shares at the end of employment subject to vesting. Forfeitures are reallocated among participating employees in the same proportion as contributions.

Contributions to the ESOP during 2009, 2008 and 2007 were $300, $250 and $225. Expense was $300, $250 and $225.

Shares held by the ESOP were as follows:

	2009	2008

Allocated to participants - vested	396,684	403,545
Allocated to participants - unvested	10,193	8,129

Total ESOP shares	406,877	411,674

Fair value of unvested shares	$61	$130

Note 16 - Income Taxes

Income tax expense (benefit) was as follows:

	2009	2008	2007

Current expense
Federal	$4,151	$9,211	$9,015
State	(85)	1,236	1,091

	4,066	10,447	10,106

Deferred expense
Federal	(11,306)	(1,243)	(1,823)
State	(3,116)	(458)	(509)

	(14,422)	(1,701)	(2,332)

Total income tax expense (benefit)	$(10,356)	$8,746	$7,774

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	2009	2008	2007

Federal statutory rate times financial statement income	$(7,771)	$8,564	$7,717
Effect of:
Tax-exempt income	(418)	(63)	(80)
State taxes, net of federal benefit	(1,708)	506	377
Earnings from company owned life insurance	(221)	(242)	(268)
Other, net	(238)	(19)	28

Total	$(10,356)	$8,746	$7,774

Year end deferred tax assets and liabilities were due to the following:

	2009	2008

Deferred tax assets:
Allowance for loan losses	$15,198	$4,549
Postretirement benefits	117	97
Security impairment	340	351
Unrealized gain or loss on securities	618	451
Deferred compensation plan	126	114
Deferred loan fees, net	1,665	1,691
Deferred lease expense	638	379
Reserve for SERA	880	660
Reserve for deferred incentive plan	784	739
Other real estate valuation allowance	2,832	—
Restricted stock	112	—
Other	1,104	207

Total deferred tax assets	24,414	9,238

Deferred tax liabilities:
Depreciation	1,293	991
Purchase accounting adjustments	268	372
Undistributed earnings of Bank subsidiary	938	938

Total deferred tax liabilities	2,499	2,301

Net deferred tax asset	$21,915	$6,937

Realization of certain deferred tax assets are dependent upon generating sufficient taxable income prior to their expiration and are recognized because the benefit is more likely than not to be realized.

The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2009 was $6. There were no interest and penalties recorded in the income statement for the years ended December 31, 2008 and 2007. There were no amounts accrued for interest and penalties at December 31, 2009, 2008 and 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2006.

Note 17 - Related Party Transactions

Loans to principal officers, directors and their affiliates in 2009 were as follows:

Beginning balance	$3,383
New loans	799
Effect of changes in composition of related parties	(494)
Repayments	(214)

Ending balance	$3,474

Deposits from principal officers, directors and their affiliates at year end 2009 and 2008 were $3,655 and $4,766.

Note 18 - Stock-Based Compensation

At the April 19, 2007 Annual Meeting the stockholders of Smithtown Bancorp approved the adoption of the 2007 Stock Compensation Plan (“Stock Compensation Plan”). This plan shall serve as the successor to the Smithtown Bancorp Restricted Stock Plan (“Predecessor Plan”). No further grants may be made under the Predecessor Plan on or after April 19, 2007. All awards previously granted under the Predecessor Plan will remain in full force and effect and shall continue to be governed by the terms of that plan. The Bank established the Stock Compensation Plan to grant awards to any employee, director or independent contractor of the Bank or any of its subsidiaries or affiliates. The purpose of the Stock Compensation Plan is to provide the Bank with the opportunity to offer incentive awards in order to attract and retain high level officers and directors and to motivate them to continue their relationship with the Bank and thereby align their interests and compensation with the long term interests of stockholders. Of the total of 874,163 shares of common stock approved for issuance under the Stock Compensation Plan, 817,078 remain available for issuance as of December 31, 2009.

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing price at the date of issuance. Restricted shares vest ratably over five years. The board of directors elected to issue 38,125 and 22,000 shares of non-vested restricted stock under the Stock Compensation Plan for the 2009 and 2008 plan years, respectively. For the 2007 plan year the board of directors issued 17,160 shares of non-vested restricted stock under the Predecessor Plan.

A summary of changes in the Company’s nonvested shares for the year follows:

	Shares	Weighted Average Grant Date Share Value

Nonvested at January 1, 2009	35,849	$21.42
Granted	38,125	14.34
Vested	19,264	18.38
Forfeited	3,040	18.41

Nonvested at December 31, 2009	51,670	17.51

As of December 31, 2009, there was $905 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $354, $201 and $181.

Note 19 - Regulatory Capital Matters

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). Pursuant to the Consent Agreement, the Bank must maintain Tier 1 Capital at least equal to 7% of total assets, Tier 1 Risk-Based Capital at least equal to 9% of Total Risk-Weighted Assets and Total Risk-Based Capital at least equal to 11% of Total Risk-Weighted Assets no later than June 30, 2010.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are in the following table. The ratios meet the level to be well capitalized under prompt corrective action provisions, but as a result of the Consent Agreement, the Bank is categorized as adequately capitalized for regulatory capital purposes.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2009
Total capital to risk weighted assets:
Consolidated	$214,555	10.52%	$163,188	8.00%	$	NA	NA	%
Bank	211,718	10.37	162,977	8.00		203,721	10.00
Tier 1 capital to risk weighted assets:
Consolidated	171,540	8.41	81,594	4.00		NA	NA
Bank	168,196	8.26	81,488	4.00		122,233	6.00
Tier 1 capital to average assets:
Consolidated	171,540	6.39	107,347	4.00		NA	NA
Bank	168,196	6.28	107,086	4.00		133,857	5.00

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2008
Total capital to risk weighted assets:
Consolidated	$165,711	10.72%	$121,259	8.00%	$	NA	NA	%
Bank	164,027	10.62	121,144	8.00		151,429	10.00
Tier 1 capital to risk weighted assets:
Consolidated	153,930	9.96	60,630	4.00		NA	NA
Bank	152,599	9.88	60,572	4.00		90,858	6.00
Tier 1 capital to average assets:
Consolidated	153,930	8.66	71,119	4.00		NA	NA
Bank	152,599	8.59	71,058	4.00		88,822	5.00

Dividend Restrictions - The Company’s principal source of funds for dividend payments and other obligations is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. While under the Consent Agreement, the Bank cannot declare dividends without prior regulatory approval.

Note 20 - Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off balance sheet risk at year end were as follows:

	2009		2008

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$2,742	$16,971	$6,261	$141,085
Unused lines of credit	1,108	107,456	1,094	180,636
Standby letters of credit	—	18,281	—	17,550

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.50% to 6.75% and loan maturities up to 30 years.

Note 21 - Parent Company Only Condensed Financial Information

Condensed financial information of Smithtown Bancorp follows:

Condensed Balance Sheets
December 31,

	2009	2008

ASSETS
Cash and cash equivalents	$185	$1,018
Prepaid expense	792	862
Investment in subsidiary	171,247	156,770
Due from Bank subsidiary	1,688	—
Common stock	836	836

Total assets	$174,748	$159,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Cash dividends payable	$—	$472
Interest payable	157	308
Subordinated debt	38,836	38,836
Due to Bank subsidiary	—	252

Total liabilities	38,993	39,868

Stockholders’ equity	135,755	119,618

Total liabilities and stockholders’ equity	$174,748	$159,486

Condensed Statements of Income
Years ended December 31,

	2009	2008	2007

Income
Dividends from subsidiary	$3,300	$3,619	$3,185
Expenses	2,246	2,524	1,635

Income before equity in undistributed earnings of subsidiary	1,054	1,095	1,550

Equity in undistributed earnings (loss) of subsidiary	(13,612)	14,628	12,725
Income tax benefit	710	—	—

Net income (loss)	$(11,848)	$15,723	$14,275

Condensed Statements of Cash Flows
Years ended December 31,

	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$(11,848)	$15,723	$14,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in undistributed net (earnings) loss of subsidiary	13,612	(14,628)	(12,725)
Increase in other assets	(581)	(404)	(171)
Increase (decrease) in other liabilities	(223)	426	(1)
Amortization of unearned restricted stock awards	342	292	170

Net cash provided by operating activities	1,302	1,409	1,548
Cash flows from investing activities
Capital contribution to subsidiary	(28,186)	(45,701)	—

Net cash used in investing activities	(28,186)	(45,701)	—
Cash flows from financing activities
Proceeds from subordinated debt issuance	—	20,000	—
Net proceeds from issuance of common shares	28,186	25,701	—
Cash dividends paid	(2,135)	(1,572)	(1,496)

Net cash (used in) provided by financing activities	26,051	44,129	(1,496)

Net increase (decrease) in cash and cash equivalents	(833)	(163)	52

Cash and cash equivalents, beginning of period	1,018	1,181	1,129

Cash and cash equivalents, end of period	$185	$1,018	$1,181

Note 22 – Earnings Per Share

The factors used in the earnings per share computation follow:

	2009	2008	2007

Basic
Net (Loss)	$(11,848)	$—	$—

Distributed earnings allocated to common stock	—	1,644	1,528
Undistributed earnings allocated to common stock	—	14,009	12,699

Net earnings allocated to common stock	$—	$15,653	$14,227

Weighted average common shares outstanding, including shares considered participating securities	13,703,731	10,342,878	9,802,608
Less: weighted average participating securities	(70,120)	(46,213)	(32,775)

Weighted average shares	13,633,611	10,296,665	9,769,833

Basic earnings (loss) per common share	$(0.87)	$1.52	$1.46

Diluted
Net (Loss)	$(11,848)	$—	$—

Net earnings allocated to common stock	$—	$15,653	$14,227

Weighted average common shares outstanding for basic earnings per common share	13,633,611	10,296,665	9,769,833
Add: Dilutive effect of warrants issued to purchase common stock	—	—	—

Weighted average shares and dilutive potential common shares	13,633,611	10,296,665	9,769,833

Diluted earnings (loss) per common share	$(0.87)	$1.52	$1.46

Warrants to purchase 475,000 shares of common stock have been excluded from the calculation because to do so would have been anti-dilutive.

Note 23 - Subsequent Events (Unaudited)

On February 25, 2010, the Company and several of its officers were named in certain lawsuits commenced in United States District Court, Eastern District of New York on behalf of a putative class of all persons and entities who purchased the Company’s common stock between March 13, 2008 and February 1, 2010, alleging claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that public statements and financial filings by the Company and/or certain of its officers pertaining to, among other things, the Company’s loan loss reserves, fair value of its assets, recognition of impaired assets, and its internal and disclosure controls were materially false, misleading or incomplete. Management believes that the defendants have meritorious defenses against each of these actions and intends to vigorously defend all aspects of these actions.

Note 24 - Quarterly Financial Data (Unaudited)

	Interest Income	Net Interest Income	Net Income/(Loss)	Earnings (loss) Per Share
				Basic	Diluted

2009
First quarter	$26,578	$13,463	$3,616	$0.31	$0.31
Second quarter	29,298	16,306	3,413	0.26	0.26
Third quarter	32,330	18,858	898	0.06	0.06
Fourth quarter	31,866	18,307	(19,775)	(1.34)	(1.34)

2008
First quarter	$20,088	$10,959	$3,575	$0.36	$0.36
Second quarter	21,710	12,160	3,951	0.40	0.40
Third quarter	24,467	13,912	4,607	0.47	0.47
Fourth quarter	25,654	14,109	3,590	0.30	0.30

Results for the third and fourth quarter of 2009 were negatively impacted by provision for loan losses of $10 million and $38 million, respectively.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Smithtown Bancorp, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Smithtown Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Smithtown Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Smithtown Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Management on Internal Control Over Financial Reporting located in Item 8a of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithtown Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In our opinion, Smithtown Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Livingston, New Jersey March 12, 2010

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 8a: Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K has issued a report on the effectiveness of the Company’s internal control over financial reporting. The report of Crowe Horwath LLP appears after the Notes to Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

In recognition of the dramatically changed environment in which we are now operating, including the increased regulatory focus on commercial real estate lending activities by community banks, in the fourth quarter of 2009 we implemented changes in internal control over financial reporting as described below.

i.

The Bank hired a new Vice President of Credit Administration. This position is responsible for any enhancements to loan policies and procedures, oversees internal loan review and loan system changes and attends all key loan committee meetings.

ii.

A new Vice President in charge of internal loan review has been hired and the depth of review of individual loans and loan relationships has been expanded. This individual position is responsible for completing an independent review of the quarterly ALLL analysis.

iii.

A senior loan officer has been reallocated to oversee loan collections and workouts and additional staff has been hired to focus exclusively on collections. This senior loan officer assists in the preparation of the quarterly ALLL analysis.

iv.	The asset quality committee has been restructured to include the attendance of additional members of executive management, an increased number of meetings and an expanded focus on loan risk ratings.

v.

The Bank reorganized internal lines of reporting after naming a President and Chief Operating Officer (“COO”). All loan reporting lines are responsible to the COO. Specifically, the chief lending officer, vice president for credit administration and the senior officer in charge of loan collections and workouts report directly to the COO.

We anticipate the actions described above will generally strengthen our lending controls and procedures, as well as our internal control over financial reporting.

Except as described above there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8b: Other Information

None.

Part III

Item 9: Directors, Executive Officers and Corporate Governance

The information contained under the captions “ELECTION OF DIRECTORS,” “Information About the Executive Officers,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CORPORATE GOVERNANCE” in the Registrant’s Proxy Statement dated March 12, 2010 are incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end.

Item 10: Executive Compensation

The information contained under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” in the Registrant’s Proxy Statement dated March 12, 2010 is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as of December 31, 2009, regarding the Company’s Stock Compensation Plan that has been approved by stockholders.

Equity Compensation Plan Approved by Stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Plan

2007 Stock Compensation Plan	-	-	817,078

The information contained under the caption “OWNERSHIP OF BANCORP COMMON SHARES BY DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN BENEFICIAL OWNERS” in the Registrant’s Proxy Statement dated March 12, 2010 is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end.

Item 12: Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “Board Independence and Composition” in the Registrant’s Proxy Statement dated March 12, 2010 is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end.

Item 13: Principal Accountant Fees and Services

The information contained under the caption “APPROVAL OF INDEPENDENT AUDITORS” in the Registrant’s Proxy Statement dated March 12, 2010 is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year end.

Part IV

Item 14: Exhibits and Financial Statement Schedules

(a) The following Consolidated Financial Statements, including notes thereto, and financial schedules of the Company, required in response to this item are included in Part II, Item 8.

1.	Financial Statements	Page No.

	Consolidated Balance Sheets	34
	Consolidated Statements of Income	35
	Consolidated Statements of Changes in Stockholders’ Equity	36
	Consolidated Statements of Cash Flows	37
	Notes to Consolidated Financial Statements	38
	Report of Independent Registered Public Accounting Firm	61

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

3.	Exhibits.

	See Index of Exhibits below.

INDEX OF EXHIBITS

Exhibit No.	Description

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

3.2	By-Laws, as amended and restated as of October 29, 2009 (filed herewith)

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

10.9*	Smithtown Bancorp, Inc. Restricted Stock Plan, as amended (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.10*	Bank of Smithtown Directors’ Deferred Fee Plan (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 and incorporated herein by reference)

10.11*	Bank of Smithtown Executive Deferred Compensation Plan (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 and incorporated herein by reference)

10.12*	Bank of Smithtown Director Incentive Retirement Agreement (filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 and incorporated herein by reference)

10.13*

Bank of Smithtown Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference)

10.14

Consent Order between Bank of Smithtown and the Federal Deposit Insurance Corporation, dated January 29, 2010 (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2010 and incorporated herein by reference)

10.15

Order between Bank of Smithtown and the New York State Banking Department, dated January 29, 2010 (filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on February 1, 2010 and incorporated herein by reference)

21	Subsidiaries information incorporated herein by reference to Part 1, “Description of Business”

23	Accountant’s Consent (with respect to Registrant’s Annual Report on Form 10-K filed March 12, 2010 for the fiscal year ended December 31, 2009) (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (filed herewith)

99	Independent Auditor’s Report filed as part of Form 10-K for the fiscal year ended December 31, 2009

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SMITHTOWN BANCORP, INC.

Registrant

Date: 3/12/10	/s/ BRADLEY E. ROCK

Bradley E. Rock, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Date: 3/12/10	/s/ CHRISTOPHER BECKER

Christopher Becker, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: 3/12/10	/s/ ANITA M. FLOREK

Anita M. Florek, Executive Vice President
and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRADLEY E. ROCK	Date 3/12/10
Bradley E. Rock, Chairman and
Chief Executive Officer

/s/ GEORGE H. DUNCAN	Date 3/12/10
George H. Duncan, Director

/s/ PATRICK A. GIVEN	Date 3/12/10
Patrick A. Given, Director

/S/ MANNY SCHWARTZ	Date 3/12/10
Manny Schwartz, Director

/s/ BARRY M. SEIGERMAN	Date 3/12/10
Barry M. Seigerman, Director

/s/ ROBERT W. SCHERDEL	Date 3/12/10
Robert W. Scherdel, Director

/s/ PATRICIA C. DELANEY	Date 3/12/10
Patricia C. Delaney, Director

/s/ JOSEPH WINTERS	Date 3/12/10
Joseph Winters, Director

/s/ HYUKMUN KWON	Date 3/12/10
Hyukmun Kwon, Director