Form 10-Q
period 2010-03-31
SMITHTOWN BANCORP INC
filed 2010-05-10
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                                                           Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  a non accelerated filer, or a smaller reporting company.  See the definitions of  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐    Accelerated filer  ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes ☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares of Common Stock ($.01 Par Value) Outstanding as of May 7, 2010
14,967,508

SMITHTOWN BANCORP, INC.

INDEX

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited)
(Dollar amounts in thousands except share data)
	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$18,539	$18,745
Interest earning deposits with banks	51,483	3,409
Total cash and cash equivalents	70,022	22,154
Term placements	507	507
Securities available for sale	220,412	397,274
Securities held to maturity (fair value of $67 and $67, respectively)	66	66
Loans held for sale	15,650	16,450
Loans	2,025,827	2,090,896
Less: allowance for loan losses	51,231	38,483
Loans, net	1,974,596	2,052,413
Restricted stock, at cost	18,743	18,353
Real estate owned, net	1,130	2,013
Premises and equipment, net	50,629	47,708
Goodwill	3,923	3,923
Intangible assets	556	616
Cash value of company owned life insurance	24,999	24,874
Accrued interest receivable and other assets	48,304	48,579
Total assets	$2,429,537	$2,634,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Demand deposits	$147,862	$152,306
Saving, NOW and money market deposits	927,103	999,066
Time deposits of $100,000 or more	425,110	508,632
Other time deposits	372,514	415,024
Total deposits	1,872,589	2,075,028
Other borrowings	361,480	352,820
Subordinated debentures	56,432	56,351
Accrued interest payable and other liabilities	16,219	14,976
Total liabilities	2,306,720	2,499,175

Commitments and contingent liabilities (Note 10)	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares at March 31, 2010 and December 31, 2009, respectively; no shares issued or outstanding	-	-
Common stock, par value $.01 per share:
Authorized: 35,000,000 shares at March 31, 2010 and December 31, 2009, respectively; 17,019,372 and 16,907,346 shares issued at March 31, 2010 and December 31, 2009, respectively; 14,967,508 and 14,855,482 shares outstanding at March 31, 2010 and December 31, 2009, respectively	170	169
Additional paid-in capital	82,557	82,318
Retained earnings	51,051	64,820
Treasury stock, at cost, 2,051,864 shares	(10,062)	(10,062)
	123,716	137,245
Accumulated other comprehensive loss	(899)	(1,490)
Total stockholders' equity	122,817	135,755
Total liabilities and stockholders' equity	$2,429,537	$2,634,930

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)
(Dollar amounts in thousands except share data)
	For the three months ended March 31,
	2010	2009
Interest income:
Loans	$27,817	$25,499
Taxable securities	2,017	863
Tax exempt securities	502	48
Interest earning deposits with banks	18	87
Other	244	81
Total interest income	30,598	26,578

Interest expense:
Savings, NOW and money market deposits	2,515	3,129
Time deposits of $100,000 or more	2,886	3,099
Other time deposits	2,713	4,147
Other borrowings	2,132	2,224
Subordinated debentures	1,008	516
Total interest expense	11,254	13,115

Net interest income	19,344	13,463
Provision for loan losses	25,000	1,200
Net interest income after provision for loan losses	(5,656)	12,263

Noninterest income:
Revenues from insurance agency	840	922
Service charges on deposit accounts	622	567
Net gain on the sale of investment securities	518	522
Trust and investment services	197	133
Increase in cash value of company owned life insurance	125	116
OTTI loss:
Total OTTI losses	(495)	-
Portion of loss recognized in other comprehensive income	-	-
Net impairment losses recognized in earnings	(495)	-
Other	627	520
Total noninterest income	2,434	2,780

Noninterest expense:
Salaries and employee benefits	5,241	4,806
Occupancy and equipment	4,001	2,578
Federal deposit insurance	1,658	550
Amortization of intangible assets	62	91
Other	2,541	1,367
Total noninterest expense	13,503	9,392

Income (loss) before income taxes	(16,725)	5,651
Provision (benefit) for income taxes	(2,956)	2,035
Net income (loss)	$(13,769)	$3,616

Comprehensive income (loss)	$(13,178)	$3,060
Basic earnings (loss) per share	$(0.93)	$0.31
Diluted earnings (loss) per share	$(0.93)	$0.31

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(Dollar amounts in thousands except share data)
						Accumulated
	Common Stock		Additional			Other	Total	Total
	Shares Outstanding	Amount	Paid In Capital	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	Comprehensive (Loss)
Balance at January 1, 2010	14,855,482	$169	$82,318	$64,820	$(10,062)	$(1,490)	$135,755

Comprehensive income:
Net income (loss)				(13,769)			(13,769)	$(13,769)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						571	571	571
Change in unrealized gain (loss) on securities available for sale for which a portion of an OTTI has been recognized in earnings, net of reclassification and tax						77	77	77
Changes in funded status of retirement plans, net of tax						(57)	(57)	(57)
Total comprehensive loss								$(13,178)
Issuance of shares for employee stock ownership plan	50,526	1	239				240
Stock awards granted	61,500
Balance at March 31, 2010	14,967,508	$170	$82,557	$51,051	$(10,062)	$(899)	$122,817

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands except share data)
	For the three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(13,769)	$3,616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	1,363	971
Provision for loan losses	25,000	1,200
Deferred tax asset valuation allowance	4,100	-
Net gain on investment securities	(518)	(522)
Loss on sale of real estate owned	22	2
Other than temporary net impairment loss on securities	495	-
Net increase in other liabilities	1,801	1,321
Net (increase) decrease in other assets	(3,000)	1,547
Net increase in deferred taxes	(1,737)	(1,378)
Amortization of unearned restricted stock awards	114	107
Amortization of ESOP awards	60	75
Increase in cash surrender value of company owned life insurance	(125)	(116)
Investment securities amortization of premium/(accretion) of
discount, net	(28)	(30)
Amortization of intangible assets	60	91
Cash provided by operating activities	13,838	6,882

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available-for-sale securities	178,005	37,285
Purchases of available-for-sale securities	-	(81,026)
Net increase in term placements	-	(125,000)
Net purchases of restricted securities	(390)	-
Net decrease (increase) in loans	53,617	(134,485)
Proceeds from the sale of real estate owned	861	-
Purchases of premises and equipment	(4,284)	(2,415)
Cash provided by (used in) investing activities	227,809	(305,641)

Cash flows from financing activities
Net (decrease) increase in demand, money market, NOW and savings deposits	(76,407)	159,373
Net (decrease) increase in time deposits	(126,032)	143,697
Cash dividends paid	-	(472)
Net increase in other borrowings	8,660	-
Cash (provided by) used in financing activities	(193,779)	302,598

Net increase in cash and cash equivalents	47,868	3,839
Cash and cash equivalents, beginning of period	22,154	25,969
Cash and cash equivalents, end of period	$70,022	$29,808

Supplemental Information - Cash Flows:
Cash paid for:
Interest	$12,089	$11,651
Income taxes	-	118

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands except share data)
Note 1 – Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc., (“Company”), a New York State-chartered bank holding company with its New York State-chartered commercial bank subsidiary, Bank of Smithtown (“Bank”), and three other subsidiaries, Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities. Bank of Smithtown has four wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc., BOS Preferred Funding Corporation and SBRE Realty Corp. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”). The December 31, 2009 consolidated financial statements were derived from the Company’s December 31, 2009 audited financial statements included in the Annual Report on Form 10-K.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2010. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position and its results of operations for the periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of those that may be expected for the year ending December 31, 2010.

In preparing the consolidated financial statements, management is required to make estimates and assumptions, such as the allowance for loan losses, deferred tax asset valuation allowance and fair value measurements, that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

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

	For the three months ended March 31,
	2010	2009
Basic
Net (Loss)	$(13,769)	$-
Distributed earnings allocated to common stock	-	$471
Undistributed earnings allocated to common stock	-	3,126
Net earnings allocated to common stock	$-	$3,597

Weighted average common shares outstanding, including shares considered participating securities	14,920,208	11,847,678
Less: weighted average participating securities	(87,203)	(59,571)
Weighted average shares	14,833,005	11,788,107
Basic earnings (loss) per common share	$(0.93)	$0.31

Diluted
Net (Loss)	$(13,769)	$-
Net earnings allocated to common stock	$-	$3,597
Weighted average common shares outstanding for basic earnings per common share	14,833,005	11,788,107
Add: Dilutive effect of warrants issued to purchase common stock	-	-
Weighted average shares and dilutive potential common shares	14,833,005	11,788,107
Diluted earnings (loss) per common share	$(0.93)	$0.31

No dividends were paid during the three months ended March 31, 2010. Dividends of $3 were paid on unvested shares with non-forfeitable dividend rights during the three months ended March 31, 2009, none of which were included in net income as compensation expense as all awards were expected to vest.

Participating securities totaling 113,170, representing shares of restricted common stock, and 475,000 warrants to purchase common stock were not included in the calculation of earnings per share because they were not dilutive.

Note 3 – Stock-Based Compensation

The Board of Directors determines restricted stock awarded under the 2007 Stock Compensation Plan (“Stock Compensation Plan”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing price at the date of issuance. Restricted shares vest ratably over five years. The board of directors elected to issue 61,500 and 38,125 shares of non-vested restricted stock under the Stock Compensation Plan for the quarters ending March 31, 2010 and 2009, respectively.

A summary of changes in the Company’s nonvested shares for the quarter ending March 31, 2010 follows:

	Shares	Weighted Average Grant Date Share Value
Nonvested at January 1, 2010	51,670	$17.51
Granted	61,500	4.75
Nonvested at March 31, 2010	113,170	10.58

As of March 31, 2010, there was $1,083 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.75 years.

Note 4 – Investment Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities and held-to-maturity investment securities portfolios at March 31, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Available for sale
U.S. government sponsored entities and agencies	$5,000	$11	$-	$5,011
Obligations of state and political subdivisions	59,300	701	(106)	59,895
Mortgage-backed securities: residential	142,125	2,261	-	144,386
Collateralized mortgage obligations	4,543	-	(18)	4,525
Other	9,843	-	(3,248)	6,595
Total available for sale	$220,811	$2,973	$(3,372)	$220,412

Held to maturity
Obligations of state and political subdivisions	$66	$1	$-	$67

December 31, 2009
Available for sale
U.S. government sponsored entities and agencies	$5,000	$-	$(34)	$4,966
Obligations of state and political subdivisions	59,339	761	(114)	59,986
Mortgage-backed securities: residential	319,543	1,447	(212)	320,778
Collateralized mortgage obligations	4,545	8	-	4,553
Other	10,338	-	(3,347)	6,991
Total available for sale	$398,765	$2,216	$(3,707)	$397,274

Held to maturity
Obligations of state and political subdivisions	$66	$1	$-	$67

The proceeds from sales and calls of securities and the associated gains and losses for the three months ended March 31, are listed below:

	2010	2009
Proceeds	$161,823	$30,432
Gross gains	653	522
Gross losses	135	-

The tax provision related to these realized gains and losses was $181 and $183, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity in the following table. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Fair
	Cost	Value
Available for sale
Within one year	$7,498	$4,251
One to five years	8,341	8,485
Five to ten years	26,465	26,756
Beyond ten years	178,507	180,920
Total	$220,811	$220,412

Held to maturity
Within one year	$33	$33
One to five years	33	34
Total	$66	$67

Securities pledged at March 31, 2010, had a carrying amount of $136,756 and were pledged to secure public deposits, treasury tax and loan deposits and FHLB borrowings.

At March 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010
Available for sale
Obligations of state and political subdivisions	$13,368	$(106)	$-	$-	$13,368	$(106)
Mortgage-backed securities	4,525	(18)	-	-	4,525	(18)
Other	-	-	4,116	(3,248)	4,116	(3,248)
Total	$17,893	$(124)	$4,116	$(3,248)	$22,009	$(3,372)

December 31, 2009
Available for sale
U.S. Government sponsored entities and agencies	$4,966	$(34)	$-	$-	$4,966	$(34)
Obligations of state and political subdivisions	13,312	(114)	-	-	13,312	(114)
Mortgage-backed securities	82,283	(212)	-	-	82,283	(212)
Other	-	-	4,511	(3,347)	4,511	(3,347)
Total	$100,561	$(360)	$4,511	$(3,347)	$105,072	$(3,707)

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

When OTTI occurs, for either debt securities or purchased beneficial interests that, on the purchase date, were rated bellow AA, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

At March 31, 2010, the Company’s securities portfolio totaled $220,478, of which $22,009 was in an unrealized loss position. The majority of unrealized losses are related to the Company’s municipal and other securities, as discussed below:

Municipal Securities

At March 31, 2010, all of the municipal securities held by the Company had underlying ratings of A or better by one of the major rating agencies. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these municipal securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

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

The following table presents detailed information for each trust preferred security held by the Company at March 31, 2010.

Issuer	Single Issuer or Pooled	Class	Book Value	Gross Unrealized Loss	Estimated Fair Value	Credit Rating	Number of Paying Banks in Issuance	Deferrals and Defaults as % of Collateral	Excess Subordination as a Percent of Paying Collateral
Fairfield County Bank Trust Preferred	Single	-	$5,000	$(1,801)	$3,199	NA	1	None	-

Trust Preferred Funding III LTD Series 144A	Pooled	B-2	1,213	(820)	393	Ca/C	24	27.97%	(23.9)%

Trust Preferred Funding I	Pooled	B	1,150	(626)	524	Caa3/C	14	37.36%	(29.8)%
Total			$7,363	$(3,247)	$4,116

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

Our analysis of two of these investments includes $2,363 book value of pooled trust preferred securities (CDOs). The issuers in these securities are primarily banks. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. Upon completion of the March 31, 2010 analysis, our model indicated OTTI on Trust Preferred Funding III LTD Series 144A, which experienced additional defaults or deferrals during the period. This security had OTTI losses recognized in earnings of $495. The two CDOs remained classified as available for sale at March 31, 2010, and together, the two CDOs and one single issuer trust preferred security accounted for all of the unrealized losses in the other securities category at March 31, 2010. Principal and interest payments on each trust preferred security have been made on a timely basis through March 31, 2010.

The discount rates used to support the realizable value in trust preferred securities is the actual index and margin on each security. The discount rates used for the estimated fair value of the two CDOs and the one single issuer trust preferred security were 14% and 13%, respectively, at March 31, 2010. Management determined these rates based on discussions with our investment bankers regarding newly issued bank debt. Management also reviewed the current internal risk ratings of the collateral underlying the securities.

Future deferrals and defaults on the two CDOs are estimated based on an analysis of the collateral underlying the security. Particular detail is paid to each bank’s nonperforming assets to total loans, total risk based capital ratio and Texas ratio (nonperforming assets plus restructured loans/tangible capital plus the allowance for loan losses). These three ratios are weighted to calculate a credit risk rating (“CRR”) for each bank. The CRR, based on a scale of 1 being the best and 5 being the worst, is used as the basis for future default assumptions. Banks known to have deferred or defaulted prior, or subsequent, to the reporting date and banks with a CRR of 4 or higher as of the reporting date are considered to default immediately in our discounted cash flow pricing model (“model”). As of March 31, 2010 other future default rates were estimated at 50.00% if the CRR was 3.50 to 3.99, 25.00% if the CRR was 3.00 to 3.49, 12.50% if the CRR was 2.50 to 2.99, 6.25% if the CRR was 2.00 to 2.49 and 3.00% if the CRR was 1.99 or less. These weightings generate an overall estimate of future defaults that are spread over the remaining maturity of the security in our Model.

Trust Preferred Funding I has experienced $30,000 in defaults and $21,000 in deferrals, but did not have any new defaults or deferrals in the first quarter of 2010. Trust Preferred Funding III LTD Series 144A has experienced $24,250 in defaults and $60,500 in deferrals with $5,000 of the deferrals announced in the first quarter of 2010. Our Model as of March 31, 2010, estimated $46,015 and $19,796 in future defaults in Trust Preferred Funding III LTD Series 144A and Trust Preferred Funding I, respectively.

Fairfield County Bank Trust Preferred is performing. The Company monitors the regulatory filings of Fairfield County Bank to assess their financial condition. Based on the analysis for the first quarter of 2010, there is no assumption of a future default. Our model, using the contractual coupon of the security with no defaults, shows no credit related loss.

Information received after the balance sheet date, but before the issuance of the financial statements is included in the cash flow analysis during the reporting period.

Changes in unrealized losses relating to securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) still held at March 31, 2010 totaled $395.

The table below presents a roll forward of the credit losses recognized in earnings from December 31, 2009 through March 31, 2010:

Beginning balance, December 31, 2009	$414
Additions/Subtractions:
Increases to the amount related to the credit loss for which OTTI was previously recognized	495
Ending balance, March 31, 2010	$909

Note 5 – Loans

 Loans as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Commercial and industrial loans	$46,420	$48,625
Real estate:
Land and construction	316,948	353,772
Commercial	970,923	997,097
Multifamily	479,648	478,840
Residential	213,827	214,548
Consumer	1,718	2,082
Less: Net deferred loan fees	3,657	4,068
Total loans	2,025,827	2,090,896
Allowance for loan losses	51,231	38,483
Net loans	$1,974,596	$2,052,413

Individually impaired loans were as follows:
	March 31,	December 31,
	2010	2009
Loans with no allocated allowance for loan losses	$106,664	$133,155
Loans with allocated allowance for loan losses	112,106	79,385
Total	$218,770	$212,540

Amount of the allowance for loan losses allocated	$28,221	$21,630
Average of individually impaired loans during the year	218,282	44,685
Interest income recognized during impairment	751	495

Included in impaired loans above are troubled debt restructurings as follows:

	March 31,	December 31,
	2010	2009
Troubled debt restructurings with no allocated allowance for loan losses	$10,293	$29,842
Troubled debt restructurings with allocated allowance for loan losses	31,712	12,791
Total	$42,005	$42,633

Amount of the allowance for loan losses allocated to troubled debt restructurings	$6,776	$2,571

The Company has no funds committed to customers whose loans are classified as a troubled debt restructuring at March 31, 2010. At December 31, 2009, $51 was committed to customers whose loans were classified as a troubled debt restructuring.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectability of principal or interest. Any payments received on impaired loans are applied to the recorded investment in the loan. No interest was earned for the three months ended March 31, 2010 and for 2009 on the cash basis for impaired loans.

Nonaccrual loans and loans past due 90 days and still accruing were as follows:

	March 31,	December 31,
	2010	2009
Nonaccrual loans	200,810	130,172
Loans past due 90 days and still accruing	2,759	-
Troubled debt restructurings not included in nonperforming loans	8,119	26,937

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		March 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$5,011	$-	$5,011	$-
Obligations of state and political subdivisions	59,895	-	59,895	-
Mortgage-backed securities: residential	144,386	-	144,386	-
Collateralized mortgage obligations	4,525	-	4,553	-
Other	6,595	-	2,479	4,116

		Fair Value Measurements at
		December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$4,966	$-	$4,966	$-
Obligations of state and political subdivisions	59,986	-	59,986	-
Mortgage-backed securities: residential	320,778	-	320,778	-
Collateralized mortgage obligations	4,553	-	4,553	-
Other	6,991	-	2,480	4,511

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2010 and the year ended December 31, 2009:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available for Sale Securities
Balance of recurring Level 3 assets at January 1, 2010	$4,511
Total gains or losses (realized/unrealized):
Included in earnings – realized
Included in earnings – unrealized	(495)
Included in other comprehensive income	100
Purchases, sales, issuances and settlements, net
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at March 31, 2010	$4,116

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available for Sale Securities
Balance of recurring Level 3 assets at January 1, 2009	$8,743
Total gains or losses (realized/unrealized):
Included in earnings – realized	(77)
Included in earnings – unrealized	(414)
Included in other comprehensive income	(1,882)
Purchases, sales, issuances and settlements, net	(1,859)
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at December 31, 2009	$4,511

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices
		in Active	Significant Other	Significant Other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	( Level 2)	( Level 3)
Assets:
Impaired loans	$112,106	$-	$-	$83,885
Other real estate owned, net	1,130	-	-	1,130
Loans held for sale	15,650	-	15,650	-

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant Other	Significant Other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	( Level 2)	( Level 3)
Assets:
Impaired loans	$79,385	$-	$-	$57,755
Other real estate owned, net	2,013	-	-	2,013
Loans held for sale	16,450	-	16,450	-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $112,106, with a valuation allowance of $28,221 at March 31, 2010, resulting in an additional provision for loan losses of $6,591 for the quarter ending March 31, 2010. At December 31, 2009, impaired loans had a carrying amount of $79,385, with a valuation allowance of $21,630, resulting in an additional provision for loan losses of $21,305 for the year ending December 31, 2009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,130, which is made up of the outstanding balance of $8,102, net of a valuation allowance of $6,972 at March 31, 2010. Proceeds from sales of other real estate owned were $861 for the three months ended March 31, 2010. Gross losses of $22 were realized on sales during the first three months of 2010. At December 31, 2009, other real estate owned had a net carrying amount of $2,013, which was made up of the outstanding balance of $8,985, net of a valuation allowance of $6,972. A write-down of $6,872 was recorded for the year ending December 31, 2009. There were no sales of other real estate owned during 2009.

Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $15,650 at March 31, 2010. Charge offs of $1,864 were recognized during the first quarter of 2010 on the loans held for sale at March 31, 2010 before they were classified as held for sale. Proceeds from sales of loans held for sale were $4,000 for the three months ended March 31, 2010. There were no gains or losses realized on sales during the first three months of 2010. Loans held for sale at December 31, 2009 totaled $16,450. Charge offs of $9,883 were recognized in 2009 on the loans held for sale at December 31, 2009 before they were classified as held for sale. There were no sales of loans held for sale in 2009.

The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$18,539	$18,539	$18,745	$18,745
Interest earning deposits with banks	51,483	51,483	3,409	3,409
Term placements	507	507	507	507
Securities available for sale	220,412	220,412	397,274	397,274
Securities held to maturity	66	67	66	67
Restricted stock	18,743	NA	18,353	NA
Loans held for sale	15,650	15,650	16,450	16,450
Loans, net	1,974,596	1,824,273	2,090,896	1,975,640
Other real estate owned	1,130	1,130	2,013	2,013
Accrued interest receivable	9,211	9,211	10,152	10,152

Financial liabilities:
Deposits	1,872,589	1,881,665	2,075,028	2,086,245
FHLB advances and other
Borrowings	361,480	373,765	352,820	303,354
Subordinated debt	56,433	20,965	56,351	28,480
Accrued interest payable	3,761	3,761	4,597	4,597

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

Note 7 – Other Borrowings and Subordinated Debentures

Advances from the FHLB were as follows:

March 31, 2010:
Maturities from April 2010 through September 2018, fixed rate at rates from 0.50% to 3.15%, averaging 2.38%	360,000

December 31, 2009:
Overnight line of credit at 0.34%	$36,340
Maturities from January 2010 through September 2018, fixed rate at rates from 2.18% to 3.61%, averaging 2.70%	315,000

Each term advance is payable at its maturity date with a prepayment penalty if paid before the maturity date. All advances are periodically callable, with the exception of $50,000 maturing in April of 2010. The advances were collateralized by $715,581 and $884,328 of first mortgage loans at March 31, 2010 and December 31, 2009, respectively. The collateral at March 31, 2010 has been delivered to the FHLB and at December 31, 2009 was under a blanket lien arrangement. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $158,695 at March 31, 2010.

In 2003, a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033. The securities bear interest at 3 month London Interbank Offered Rate (“LIBOR”) plus 2.99% with a rate of 3.24% as of March 31, 2010. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The debentures and related debt issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, on any interest payment date after October 8, 2008.

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

In 2008, a third trust formed by the Company issued $20,000 of floating rate trust preferred securities due September 1, 2038. The securities bear interest at 3 month LIBOR plus 3.75% with a rate of 4.00% as of March 31, 2010. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering. The debentures and related debt issuance costs represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on September 1, 2013.

The Company is not considered the primary beneficiary of these trusts, which are variable interest entities; therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. On May 3, 2010, the Company announced that it has decided to defer interest on these subordinated debentures. During the interest deferral period the Company will continue to accrue interest expense.

On July 27, 2009 and June 29, 2009, the Bank issued $14,000 and $5,000, respectively, of fixed rate subordinated notes due July 1, 2019; the notes bear interest at 11%. The Bank, subject to obtaining prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the New York State Banking Department (the “Banking Department”), may redeem the subordinated notes, in whole or in part, on any interest payment date beginning on July 1, 2014. The subordinated debentures may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 8 – Post Retirement Benefits

The Company sponsors a postretirement medical and life insurance plan for a closed group of prior employees. Pre-Medicare eligible retirees pay an amount similar to active employees. Post-Medicare eligible retirees pay the entire amount over the Bank’s obligation, which is frozen at $864 per year per covered person. Since the plans hold no assets, the Bank did not contribute to the plans in 2009 and does not expect to contribute to the plans during 2010, other than to fund the payments for the benefits.

A nontax-qualified executive and director incentive retirement plan covers certain directors and executive officers. Under the plan, the Company can award up to 10% of the executive officer’s salary for the prior fiscal year and up to 25% of a director’s fees for the prior fiscal year. The Company pays each participant the amount awarded plus interest either over 15 years or in a lump sum at normal retirement age. The Bank’s expense for these plans was $58 and $96 for the three months ended March 31, 2010 and 2009, respectively.

A nontax-qualified deferred compensation plan covers all directors and executive officers. Under the plan, directors may elect to defer a portion of their fees and executive officers may elect to defer a portion of their compensation. Upon retirement or termination of service, the Company pays each participant the amount of their deferrals plus interest over 5 years, 10 years or in a lump sum payment. A liability is accrued for the obligation under this plan. The Bank’s expense for these plans was $8 and $7 for the three months ended March 31, 2010 and 2009, respectively.

Certain members of management are covered by group term replacement life insurance. The benefit provides postretirement life insurance up to a maximum of two and one half times final annual base salary. The Bank’s expense for these plans was $11 for the three month periods ended March 31, 2010 and 2009, respectively.

The Chief Executive Officer (“CEO”) has a Supplemental Executive Retirement Agreement (“SERA”). Under the plan, the CEO receives a lifetime benefit at retirement, with a guaranteed 15 years, based on seventy percent of his final three-year average base salary reduced by various offsets including employer contributions under the 401(k) Plan, the Executive Incentive Retirement Plan, as well as 50% of his Social Security benefit. The Bank’s expense for this plan was $351 and $162 for the three month periods ended March 31, 2010 and 2009, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

Three months ended March 31,	SERA Benefits		Postretirement Medical and Life Benefits
	2010	2009	2010	2009
Service cost	$179	$133	$-	$-
Interest cost	61	37	4	3
Amortization of net (gain)/loss	111	15	(1)	(3)
Amortization of unrecognized transition obligation	-	-	8	8
Net periodic benefit cost	$351	$185	$11	$8

Note 9 – Income Taxes

The Company had an income tax benefit for the first quarter of 2010 of $2,956 due to a net operating loss before taxes of $16,725. The gross income tax benefit was $7,056 offset by a valuation allowance on the Company’s deferred tax asset of $4,100. An assessment of the Company’s deferred tax asset at March 31, 2010 of $23,652, led to the decision to record the valuation allowance. Based on the Company’s operating losses over the past two quarters, the ability to realize the full benefits of the deferred tax asset has become impaired. In determining the need for a valuation allowance Management considered the Company’s ability to realize carry back benefits of the current losses as well as the ability to realize future tax benefits based on tax planning strategies that are feasible and could be implemented. Management also considered the Company’s history of earnings prior to the fourth quarter of 2009 and that a majority of the charge offs and nonperforming loans are concentrated in the land and construction portfolio. Therefore, management also considered projected earnings over the next 12 quarters after stress testing projections for additional provisions for loan losses. The Company evaluates the need for a valuation allowance for its deferred tax asset on a quarterly basis.

Note 10 - Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off balance sheet risk were as follows:

	March 31, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$-	$5,215	$2,742	$16,971
Unused lines of credit	1,118	87,765	1,108	107,456
Standby letters of credit	-	20,136	-	18,281

Note 11 – Regulatory Capital Matters

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). Pursuant to Consent Agreement with the FDIC and a parallel Consent Order with the Banking Department, hereinafter collectively referred to as the “Consent Agreement,” the Bank must maintain Tier 1 Capital at least equal to 7% of total assets, Tier 1 Risk-Based Capital at least equal to 9% of Total Risk-Weighted Assets and Total Risk-Based Capital at least equal to 11% of Total Risk-Weighted Assets no later than June 30, 2010.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009 are in the following table. As a result of the Consent Agreement, the Bank is categorized as adequately capitalized for regulatory capital purposes.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total capital to risk weighted assets:
Consolidated	$191,187	10.10%	$151,441	8.00%	$ NA	NA	%
Bank	188,442	9.96	151,306	8.00	189,133	10.00
Tier 1 capital to risk weighted assets:
Consolidated	149,587	7.90	75,721	4.00	NA	NA
Bank	146,863	7.77	75,653	4.00	113,480	6.00
Tier 1 capital to average assets:
Consolidated	149,587	6.00	99,752	4.00	NA	NA
Bank	146,863	5.90	99,649	4.00	124,562	5.00

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital to risk weighted assets:
Consolidated	$214,555	10.52%	$163,188	8.00%	$ NA	NA	%
Bank	211,718	10.37	162,977	8.00	203,721	10.00
Tier 1 capital to risk weighted assets:
Consolidated	171,540	8.41	81,594	4.00	NA	NA
Bank	168,196	8.26	81,488	4.00	122,233	6.00
Tier 1 capital to average assets:
Consolidated	171,540	6.39	107,347	4.00	NA	NA
Bank	168,196	6.28	107,086	4.00	133,857	5.00

Based on the Bank’s March 31, 2010 total risk weighted assets of $1,891,326 and total month end assets used for leverage of $2,414,904, the Bank would have to have total capital of $208,046 and Tier 1 capital $170,219 to meet the capital requirements of the Consent Agreement.

Attempts to meet the capital requirements of the Consent Agreement so far this year have focused on shrinking the balance sheet through reductions in loans through amortization and problem loan workouts, reductions in investment securities through maturities, principal repayments and sales and decreases in deposits through pricing strategies.  The Company has also considered, and will continue to consider, balance sheet restructuring to shift assets from higher regulatory capital risk weighting categories to lower risk weighting categories.  Based on actual results of operations for the first quarter of 2010 as well as results of efforts to shrink the balance sheet, the Bank will provide updated plans and forecasts based on known information to the FDIC and Banking Department regarding our capital requirements.  The plans and forecasts will consider expanded alternatives to include:

•	Selling one or more packages of nonperforming loans
•	Selling one or more packages of performing loans
•	Raising capital
•	A combination of the foregoing strategies

Should the Bank be unable to meet the required capital ratios by June 30, 2010, the Consent Agreement requires immediate notification to the FDIC and Banking Department and provides a 60 day period to either meet the ratios or to submit a written plan describing the primary means and timing by which the Bank shall meet or exceed the minimum requirements, as well as a contingency plan for the sale or merger of the Bank in the event the primary sources of capital are not available.

Banking regulators solely determine the Bank’s progress toward compliance with provisions of the Consent Agreement.  Accordingly it is possible banking regulators in the future could impose further and more stringent conditions whose impact could be material.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands except share data)

About Forward-Looking Statements

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the PSLRA. Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; future loan loss provision; noninterest income levels, including fees from banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to: changes in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans; the ability of the Company to successfully execute its plans and strategies; legislative and regulatory changes, including increases in Federal Deposit Insurance Corporation (“FDIC”) insurance rates; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; changes in management’s business strategies; acquisitions and integration of acquired businesses; changes in accounting principles, policies or guidelines; changes in real estate values; changes in the level of nonperforming assets and charge offs and other factors discussed elsewhere in this report, factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A., Risk Factors,” and in other reports filed by the Company with the SEC. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. Dollar amounts in thousands except share data.

The Company recorded a net loss for the first quarter of 2010 of $13,769, or $0.93 per fully diluted share. Net charge offs and declining real estate values on impaired loans, especially in the Bank’s land and construction portfolio led to a provision for loan losses of $25,000. After net charge offs of $12,252 during the quarter, the allowance for loan losses at March 31, 2010 totaled $51,231 or 2.53% of total loans. Nonperforming loans at March 31, 2010 were $203,569, or 10.05%, of total loans. At December 31, 2009, nonperforming loans were $130,172, or 6.23%, of total loans. However, impaired loans remained relatively flat from the prior year-end totaling $218,770 at March 31, 2010 compared to $212,540 at December 31, 2009.

Attempts to meet the capital requirements of the Consent Agreement so far this year have focused upon shrinking the balance sheet, which the Bank has been able to do, as assets at March 31, 2010 were $2,429,537, down 7.80% from $2,634,930 at year-end 2009. Loans, including loans held for sale, decreased by $65,869 during the first quarter. On the liability side of the balance sheet, deposits were decreased by $202,439, including $126,032 of certificates of deposit. As deposit reductions outpaced loan decreases, investment securities were reduced by $176,862. The success in shrinking the balance sheet to meet the capital requirements has been more than offset by the loss for the quarter resulting largely from the $25,000 provision for loan losses and a valuation allowance of $4,100 against the Company’s deferred tax asset.

No new branches were opened during the quarter, but four new branch projects remain under development with expected completion dates between the middle of 2010 and the first quarter of 2011. These locations have FDIC and Banking Department approval to establish a branch and the Bank is obligated under lease agreements. The board of directors and management believe the expanding branch network continues to add to the franchise value of the Company.

During the first quarter of 2010, the Bank made the following progress in complying with the Consent Agreement provisions:

i.	The Bank submitted to the FDIC and Banking Department a revised lending policy to provide additional guidance and control over the lending functions.

ii.
The Bank submitted to the FDIC and Banking Department a revised independent loan review policy and program to ensure that it is consistent with the Bank’s loan review policy and that is sufficiently comprehensive to assess risks in the Bank’s lending and minimize credit losses.

iii.	The Bank has eliminated from its books all assets or portions of assets classified as “Loss.”

iv.
The Bank completed and submitted to the FDIC and Banking Department a plan for systematically reducing and monitoring its CRE loan concentration of credit to an amount, which is commensurate with the Bank’s business strategy, management expertise, size and location.

v.	The Bank completed and submitted to the FDIC and Banking Department a plan to reduce assets classified “Doubtful” and “Substandard.”

vi.	The Bank completed and submitted to the FDIC and Banking Department a profit plan and comprehensive budget for all categories of income and expense for the calendar year 2010.

vii.	The Bank provides updated plans and forecasts based on the known information at the time to the FDIC and Banking Department regarding our capital requirements.

The Company has made progress shrinking the loan portfolio. However, it appears that although a case by case resolution of problem credits brings the best price for each loan, it is also a slow process that, when combined with migration of new loans to the nonperforming category, may not allow us to reach our capital requirements as quickly as we had hoped. Should the Bank be unable to meet the required ratios by the end of the second quarter of 2010, the Consent Agreement requires immediate notification to the FDIC and Banking Department and provides a 60 day period to either meet the ratios or to submit a written plan describing the primary means and timing by which the Bank shall meet or exceed the minimum requirements, as well as a contingency plan for the sale or merger of the Bank in the event the primary sources of capital are not available. Accordingly, we have decided to expand the alternatives we are exploring to include selling one or more packages of nonperforming loans, selling one or more packages of performing loans, raising capital if necessary, or some ‘hybrid’ combination of the foregoing strategies. No assurances can be provided that we will be able to successfully implement any of these alternatives or if we are successful what the ultimate terms will be. Cash dividends will remain suspended and the Company has decided to defer interest payments on its trust preferred securities.

On April 13, 2010, the FDIC approved an interim rule extending the Transaction Account Guarantee Program (“TAG Program”), which offers deposit insurance on the entire amount of all noninterest bearing checking accounts through December 31, 2010. The Bank has decided to continue its participation in the TAG Program through this latest extension period.

Net Income (Loss)

The net loss for the quarter ending March 31, 2010 totaled $13,769, or $0.93 per diluted share, while net income for the quarter ending March 31, 2009 totaled $3,616, or $0.31 per diluted share. Significant trends for 2010 include: (i) a $23,800, or 1983.33%, increase in the provision for loan losses; (ii) a $5,881, or 43.68%, increase in net interest income; (iii) a $346, or 12.45%, decrease in total noninterest income; (iv) a $4,111, or 43.77%, increase in total noninterest expense and (v) a net income tax benefit of $2,956, after netting a $4,100 deferred tax asset valuation allowance, during for the first quarter of 2010 compared to a $2,035 income tax expense for the first quarter of 2009.

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

	For the three months ended March 31, 2010			For the three months ended March 31, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets:
Investment securities:
Taxable	$201,257	$2,017	4.01%	$70,291	$864	4.91%
Nontaxable	60,413	773	5.12	4,660	74	6.38
Total investment securities	261,670	2,790	4.26	74,951	938	5.00
Loans	2,095,779	27,817	5.32	1,738,104	25,499	5.88
Interest earning deposits with banks	33,564	13	0.15	48,730	17	0.14
Term placements	507	5	3.94	65,618	69	0.42
Other interest earning assets	18,106	244	5.39	15,997	81	2.03
Total interest earning assets	2,409,626	30,869	5.13	1,943,400	26,604	5.49
Noninterest earning assets:
Cash and cash equivalents	21,450			19,645
Other assets	75,764			74,801
Total assets	$2,506,840			$2,037,846

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Interest bearing liabilities:
Savings, NOW and money market deposits	$964,713	$2,515	1.06%	$621,113	$3,129	2.04%
Time deposits of $100,000 or more	476,282	2,886	2.46	392,229	3,409	3.52
Other time deposits	364,043	2,713	3.02	415,042	3,837	3.75
Other borrowings	347,324	2,132	2.46	326,480	2,224	2.76
Subordinated debt	56,394	1,008	7.15	38,836	516	5.31
Total interest bearing liabilities	2,208,756	11,254	2.06	1,793,700	13,115	2.96

Noninterest bearing liabilities:
Demand deposits	149,922			109,620
Other liabilities	6,417			13,283
Total liabilities	2,365,095			1,916,603
Stockholders' equity	141,745			121,243
Total liabilities and stockholders' equity	$2,506,840			$2,037,846

Net interest income (TE)/interest rate spread		$19,615	3.07%		$13,489	2.53%
Net interest earning assets/net interest margin	$200,870		3.24%	$149,700		2.76%
Less: tax equivalent adjustment		271			26
Net interest income		$19,344			$13,463

The Bank’s net interest margin increased 48 basis points during the quarter ending March 31, 2010 compared to the same period last year. Asset yields were lower on investment securities and loans resulting in a decrease in the average yield on total interest earning assets of 36 basis points, or 6.56%. Lower yields are attributed to a continued low rate environment and reversals of interest on loans moving to nonaccrual status. The lower yields on interest earning assets were more than offset by lower interest expense on interest bearing liabilities. The average rate on interest bearing liabilities decreased 90 basis points in the first quarter of 2010 from the first quarter of 2009, a 30.41% drop.

Net interest income increased $5,881, or 43.68%, to $19,344 in the first quarter of 2010 from $13,463 in first quarter of 2009. The driver of this increase was growth in volume. Average total interest earning assets increased to $2,409,626 in the quarter ended March 31, 2010 from $1,943,400 in the same period last year, a 23.99% increase. During the first quarter of 2010 average total interest bearing liabilities increased to $2,208,756, a 23.14% increase from $1,793,700 in the first quarter of 2009.

Asset Quality

The table below sets forth the amounts and categories of our nonperforming assets, including troubled debt restructurings (See Note 5), at the dates indicated.

	At March 31,	At December 31,
	2010	2009
Nonaccrual loans:
Real estate loans:
Land and construction	$107,108	$52,590
Commercial	56,005	57,026
Multifamily	21,997	7,870
Residential	11,859	9,575
Commercial and industrial loans	3,831	3,097
All other loans (including overdrafts)	10	14
Total nonaccrual loans	$200,810	$130,172

Loans past due 90 days or more and still accruing:
Real estate loans:
Land and construction	$2,759	$-

Total nonperforming loans	$203,569	$130,172

Other nonperforming assets:
Other real estate owned	$1,130	$2,013

Total nonperforming assets	$204,699	$132,185

Total nonperforming loans to total loans	10.05%	6.23%
Total nonperforming assets to total assets	8.40%	5.02%
Allowance for loan losses to total nonperforming loans	25.17%	29.56%

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

March 31, 2010	Amount	Percentage of Loan Portfolio	Total Reserve Allocation	Nonperforming Loans

Interest only land and construction loans	$313,833	15.49%	$19,363	$97,028
Interest only commercial mortgages	38,476	1.90	928	1,798
Home equity lines/loans - 1st liens	19,377	0.95	-	160
Home equity lines/ loans - 2nd liens	8,878	0.44	-	598
Interest only commercial loans	29,345	1.45	476	2,492
Interest only consumer loans	551	0.03	-	-
Total	$410,460	20.26%	$20,767	$102,076

The following table describes the activity in the allowance for loan losses account followed by a key loan ratio for the periods ended:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009

Allowance for loan losses at beginning of period	$38,483	$11,303
Charge offs:
Commercial	593	54
Real estate:
Land and construction	8,378	-
Commercial	2,285	-
Multifamily	869	-
Residential	164
Consumer	30	44
Total	12,319	98
Recoveries:
Real estate:
Multifamily	52
Consumer	15	6
Total	67	6

Net charge offs	(12,252)	(92)
Provision for loan losses	25,000	1,200
Allowance for loan losses at end of period	$51,231	$12,411

Ratio of net charge offs during period to average loans outstanding	0.59%	0.01%

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

	March 31, 2010		December 31, 2009
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans

Commercial	$1,486	2.3%	$1,883	3.1%
Real estate	45,139	97.6	35,802	96.8
Consumer and other	123	0.1	138	0.1
Unallocated	4,483	0.0	660	-
Total	$51,231	100.0%	$38,483	100.0%

The Company made a $25,000 provision for loan losses for the period ended March 31, 2010. The Company received a number of updated appraisals on impaired loans in late March and April that demonstrated a continued trend of declining values from the original appraisals. These new appraisals were largely responsible for the increase in specific allocations on impaired loans of $6,591. Loan charge offs totaled $12,252 during the first quarter of 2010, a significant increase from $92 during the same period last year. The general allocation portion of the allowance for loan losses has been adjusted to account for the higher historical charge offs. For example, the general allocation for non owner occupied commercial mortgages has increased to 75 basis points at March 31, 2010 from 53 basis points at December 31, 2009 and the general allocation on multifamily mortgages has increased to 60 basis points from 40 basis points over the same time period. Land and construction loans made up the largest portion of total charge offs in the first quarter of 2010, totaling $8,378. As a result, the general allocation applied to this portfolio increased to 397 basis points at March 31, 2010 from 350 basis points at December 31, 2009.

Nonperforming loans totaled $203,569, or 10.05%, of total loans as of March 31, 2010, as compared to $130,172, or 6.23%, as of December 31, 2009. Nonperforming loans include $38,511 of restructured loans that are in nonaccrual status. In addition, delinquent loans increased as loans 30-89 days past due totaled $52,949, or 2.61%, of total loans at March 31, 2010 compared to $20,756, or ..99%, of total loans at December 31, 2009.

The ratio of the allowance for loan losses to total nonperforming loans as of March 31, 2010 and December 31, 2009 was 25.17% and 29.56%, respectively. The ratio of the allowance for loan losses to total loans increased to 2.53% at March 31, 2010 from 1.84% at December 31, 2009. Net charge offs for the first quarter of 2010 totaled 0.59% of average total loans. Net charge offs for the full year 2009 were 1.22% of average total loans.

Noninterest Income

Noninterest income decreased $346, or 12.45%, for the first three months of 2010 over the comparable period in 2009. Total noninterest income was reduced $495 due to the net loss on OTTI recognized in earnings during the quarter. Gross revenues from the Company’s insurance subsidiary decreased $82, or 8.89% as premiums and corresponding commissions are down as a result of the soft insurance market. Service charge income increased 9.70% due to an increased volume of transaction accounts resulting from branch expansion efforts during 2009. Net gains on the sale of investment securities were nearly flat from the same period in the prior year. Income from trust and investment management services increased $64, or 48.12%, due to efforts to move deposit relationships off the balance sheet and into alternative investment products to meet the requirements of the Consent Agreement. Other noninterest income increased $107, or 20.58%, mainly the result of loan fees generated from renewals.

Noninterest Expense

Noninterest expense increased $4,111, or 43.77%, for the first three months of 2010 as compared to the same period in 2009. The Company’s Federal deposit insurance increased $1,108, or 201.45%, due to a combination of increased deposits over the same period in the prior year and higher risk based insurance premiums resulting from the Consent Agreement. Occupancy and equipment expense increased 55.20%, consistent with the 50% increase in branch locations during 2009. Salary and employee benefits increased $435, or 9.05%, mainly the result of the new branch locations. Other noninterest expenses increase $1,174, or 85.88%, due to costs attributed to the impaired loan portfolio such as legal fees, collection expenses, real estate taxes and insurance for properties in foreclosure.

Income Tax Expense/Benefit

The Company had an income tax benefit for the first quarter of 2010 of $2,956 due to a net operating loss before taxes of $16,725. An assessment of the Company’s deferred tax asset at March 31, 2010 of $23,652, led to the decision to record a valuation allowance of $4,100. Based on the Company’s operating losses over the past two quarters, the ability to realize the full benefits of the deferred tax asset has become impaired. In determining the need for a valuation allowance Management considered the Company’s ability to realize carry back benefits of the current losses as well as the ability to realize future tax benefits based on tax planning strategies that are feasible and could be implemented. Management also considered the Company’s history of earnings prior to the fourth quarter of 2009 and that a majority of the charge offs and nonperforming loans are concentrated in the land and construction portfolio. Therefore, management also considered projected earnings over the next 12 quarters after stress testing projections for additional provisions for loan losses. The Company evaluates the need for a valuation allowance for its deferred tax asset on a quarterly basis.

Financial Condition

Total assets were $2,429,537 at March 31, 2010, a decrease of $205,393, or 7.80%, from the previous year-end. This decrease in assets was driven predominantly by a decrease in deposits of $202,439, or 9.76%, including $126.0 million of certificates of deposit. Plans to meet the capital requirements of the Consent Agreement so far this year have focused upon shrinking the balance sheet. Our efforts, through pricing and other means, to retain multiple service customers and let go single service CD customers have been successful. Total loans, including loans held for sale, at March 31, 2010 were $2,041,477, a decrease of $65,869 from the previous year-end. Finally, with respect to efforts to shrink the balance sheet, as deposit reductions outpaced loan decreases, investment securities were reduced by $176,862.

The decrease in loans during the first quarter of 2010 included the resolution of seven problem real estate loans in the amount of $45,120. In the course of these resolutions, the Bank recovered $39,128 of principal and charged off $5,992, representing a loss rate of approximately 13.28%. These resolutions, however, were more than offset by the movement of some loans previously identified at December 31, 2009 as impaired loans into the nonperforming loan category, as well as some new impaired loans.

Loans

The Company’s loan portfolio consists mainly of real estate loans secured by commercial and residential properties located primarily within the Bank’s market area of Long Island, the five boroughs of New York City and the greater metropolitan area. Most classifications of loans had decreases from the prior year-end. Land and construction loans showed the biggest decline of $36,824, or 10.41%, as the Bank continued to look to reduce its exposure in this loan category. Commercial real estate loans had a $26,174 decrease and combined with the decrease on land and construction loans represents the Company’s progress in reducing its CRE loan exposure as per the terms of the Consent Agreement.

With 97.82% of the Bank’s loan portfolio secured by real estate, the portfolio is subject to additional risk due to the downturn in the real estate market. The effects of the economic recession, especially commercial real estate difficulties, took, and will continue to take, a significant toll on our portfolio. The land and construction portfolio, in particular speculative construction, was impacted to the greatest degree resulting in charge offs well above historical rates.

The following table sets forth the major classifications of loans:

	March 31, 2010	December 31, 2009
Real estate:
Land and construction	$316,948	$353,772
Commercial	970,923	997,097
Multifamily	479,648	478,840
Residential	213,827	214,548
Agricultural	-	-
Commercial and industrial loans	46,420	48,625
Loans to individuals for household, family and other personal expenditures	1,464	1,740
All other loans (including overdrafts)	254	342
Less: Net deferred loan fees	3,657	4,068
Total loans	$2,025,827	$2,090,896

Nonaccrual, Past Due and Restructured Loans

The following table sets forth the Bank's nonaccrual, contractually past due and restructured loans:

	March 31, 2010	December 31, 2009

Loans past due 90 days or more and still accruing	$2,759	$-
Nonaccrual loans	200,810	130,172
Trouble Debt Restructured loans	47,005	47,633

The amount of gross interest income that would have been recorded in 2010 on nonaccrual and restructured loans if the loans had been current in accordance with their original terms was $3,210. The amount of interest income that was recorded in 2010 on nonaccrual and restructured loans was $390.

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

Impaired loans of $218,770, plus loans held for sale of $15,650 and loans past due 90 days or more and still accruing interest of $2,759 that are not considered impaired total $237,179. The $237,179 less nonaccrual loans of $200,810 represents $33,611 of impaired loans that are still performing, which management believes it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition to loans identified as impaired that are still performing, there is a total of $81,410 of loans that are not considered impaired, where management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are the sum of the $33,611 and $81,410 above, or $115,021.

Securities

Securities totaled $220,478 at March 31, 2010, down 44.51% from $397,340 at December 31, 2009. Sales and principal payments of government sponsored entity and agency mortgage-backed securities used to offset the decrease in deposits caused the reduction.

The following schedule presents the estimated fair value for securities available for sale and the amortized cost for securities held to maturity as detailed in the Company's balance sheets as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Available for sale
U.S. government sponsored entities and agencies	$5,011	$4,966
Obligations of state and political subdivisions	59,895	59,986
Mortgage-backed securities: residential	144,386	320,778
Collateralized mortgage obligations	4,525	4,553
Other securities	6,595	6,991
Total available for sale	$220,412	$397,274

Held to maturity
Obligations of state and political subdivisions	$66	$66

 The following table presents the amortized costs and estimated fair values of securities by contractual maturity at March 31, 2010:

	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value
Available for sale
U.S. government sponsored entities and agencies	$-	$-	-%	$-	$-	-%	$5,000	$5,011	4.00%	$-	$-	-%	$5,000	$5,011
Obligations of state and political subdivisions	135	135	5.20	8,341	8,485	3.42	20,465	20,745	3.39	30,359	30,530	3.98	59,300	59,895
Mortgage-backed securities	-	-	-	-	-	-	-	-	-	142,125	144,386	5.43	142,125	144,386
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-	4,543	4,525	5.00	4,543	4,525
Other securities	7,363	4,116	3.57	-	-	-	1,000	1,000	3.00	1,480	1,479	3.75	9,843	6,595
Total available for sale	$7,498	$4,251	3.60%	$8,341	$8,485	3.42%	$26,465	$26,756	3.49%	$178,507	$180,920	5.15%	$220,811	$220,412

Held to maturity
Obligations of state and political subdivisions	$33	$33	4.34%	$33	$34	4.34%	$-	$-	-%	$-	$-	-%	$66	$67

Deposits & Other Borrowings

Total deposits decreased $202,439, or 9.76%, for the period ended March 31, 2010 from December 31, 2009. The largest segment of the portfolio was savings, NOW and money market deposits, which decreased $71,963, or 7.20%, in the first quarter of 2010. Strategies implemented to meet the terms of the Consent Agreement led to the shrinkage in total deposits.

At March 31, 2010, the remaining maturities of the Bank's time deposits in amounts of $100,000 or more were as follows:

3 months or less	$78,552
Over 3 through 6 months	108,132
Over 6 through 12 months	148,419
Over 12 months	90,007
Total	$425,110

Other borrowings increased slightly to $361,480 at March 31, 2010 from $352,820 at December 31, 2009. Included in other borrowings are $1,480 of secured borrowings that are a financial arrangement with the Senior Housing Crime Prevention program that are secured by U.S. government agency bonds. At maturity, the Company has the option to repay the secured borrowings simultaneous with the release of the collateral or to renew the borrowings.

The following table sets forth the Bank's borrowed funds:,

	March 31, 2010	December 31, 2009

FHLBNY OLOC:
Maximum month end balance during the period	$-	$36,340
Average balance during the period	7,177	1,801
Weighted average interest rate during the period	0.44%	0.38%
Weighted average interest rate at period end	0.34	0.34

Term advances from FHLBNY:
Maximum month end balance during the period	$360,000	$325,000
Average balance during the period	338,667	324,247
Weighted average interest rate during the period	2.50%	2.77%
Weighted average interest rate at period end	2.38	2.70

Senior Housing Crime Prevention:
Maximum month end balance during the period	$1,480	$1,480
Average balance during the period	1,480	1,480
Weighted average interest rate during the period	1.79%	1.79%
Weighted average interest rate at period end	1.79	1.79

Liquidity

Liquidity provides the source of funds for anticipated deposit outflow and loan growth. The Bank’s primary sources of liquidity include deposits, repayments of loan principal, maturities and sales of investment securities, principal reductions on mortgage-backed securities, “unpledged” securities, deposits with banks, and borrowing potential from correspondent banks. The primary factors affecting these sources of liquidity are their immediate availability if necessary and current market rates of interest, which can cause fluctuations in levels of deposits and prepayments on loans and securities. Management believes that the Bank’s liquidity level is sufficient to meet funding needs while under the terms of the Consent Agreement.

The Bank has the ability, as a member of the FHLB system, to borrow against residential and commercial mortgages owned by the Bank and pledged to FHLB. As a result of entering into the Consent Agreement, the FHLB has required the Bank to physically deliver the pledged loan collateral during the first quarter of 2010. At December 31, 2009, the collateral pledged to the FHLB was under a blanket lien arrangement and delivered electronically. Management determined the amount of physical collateral to be delivered based on its estimate of a sufficient amount of unused available credit from the FHLB to meet liquidity needs. At April 19, 2010, the unused available credit totaled $158,695, which represents a decrease of $326,534 from the December 31, 2009 amount of $485,229. The Bank has the ability to deliver additional collateral should the need arise and is in the process of preparing $100 million worth of loans for physical delivery as a contingency plan. As of March 31, 2010, the Bank had no collateralized overnight borrowings, which was down from $36,340 at December 31, 2009. The Bank had $360,000 and $310,000 in collateralized term advances outstanding with the FHLB as of March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the Company has $70,022 in cash and cash equivalents, a 216.07% increase from the December level of $22,154, as additional interest earning deposits are being maintained by the Bank at the Federal Reserve Bank of New York for increased liquidity while under the Consent Agreement.

The Company’s principal source of liquidity is dividends from the Bank. Cash available to service Company trust preferred debt obligations, to pay expenses and for distribution of dividends to shareholders is primarily derived from dividends paid by the Bank to the Company. Under the Consent Agreement, the Bank’s payment of dividends requires prior approval of the FDIC and Banking Department. As of March 31, 2010, the Company had $1,289 cash and cash equivalents. The Company presently plans to use the cash and cash equivalents to pay its expenses. Interest payments on trust preferred securities were made during the first quarter of 2010, but the Company will defer interest payments on its trust preferred securities in the upcoming quarter to preserve cash for operating expenses due to the dividend restrictions. In the event the Company subsequently needs additional funds and the FDIC and Banking Department are unwilling to approve a dividend from the Bank, the Company will need to raise additional capital or borrow funds to meet liquidity needs.

Capital Resources

Total stockholders’ equity was $122,817 at March 31, 2010, a decrease of $12,938, or 9.53%, from December 31, 2009, primarily due the net loss of $13,769.

Attempts to meet the capital requirements of the Consent Agreement so far this year have focused upon shrinking the balance sheet. Total assets at March 31 were down 7.80% from year-end 2009. During the first quarter loans, including loans held for sale, decreased by $65,869 and investment securities were reduced by $176,862. On the liability side of the balance sheet, deposits were decreased by $202,439. The success in shrinking the balance to meet the capital requirements has been more than offset by the loss for the quarter resulting largely from the $25,000 provision for loan losses and a valuation allowance of $4,100 against the Company’s deferred tax asset. As a result, we have decided to expand the alternatives we are exploring to meet the capital requirement of the Consent Agreement to include selling one or more packages of nonperforming loans, selling one or more packages of performing loans, raising capital if necessary, or some ‘hybrid’ combination of the foregoing strategies.

The Company had returns on average equity of (38.88%) and 11.93%, and returns on average assets of (2.20%) and 0.71% for the periods ended March 31, 2010 and 2009, respectively. The equity to assets ratio was 5.06% and 5.15% at March 31, 2010 and December 31, 2009, respectively. No dividends were paid for the period ended March 31, 2010. The Company paid dividends of $472 for the period ended March 31, 2009.

Recent Regulatory and Accounting Developments

Adoption of New Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The impact of adoption on January 1, 2010 was not material as it required only disclosures, which are included in the Fair Value footnote.

In June 2009, the FASB amended existing guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The impact of adoption on January 1, 2010 was not material.

In June 2009, the FASB amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. The impact of adoption on January 1, 2010 was not material.

In December 2007, the FASB enhanced existing guidance for the use of the acquisition method of accounting (formerly the purchase method) for all business combinations, for an acquirer to be identified for each business combination and for intangible assets to be identified and recognized separately from goodwill. An entity in a business combination is required to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, there were changes in requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. Disclosure requirements for business combinations were also enhanced. The impact of adoption on January 1, 2009 was not material.

In April 2009, the FASB issued amended clarifying guidance to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of adoption on January 1, 2009 was not material.

In January 2010, the FASB issued amended clarifying guidance addressing implementation issues related to the changes in ownership provisions. The impact of adoption on January 1, 2010 was not material.

Newly Issued But Not Yet Effective Accounting Guidance

In January 2010, the FASB amended existing guidance related to fair value measurements requiring new disclosures for activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The impact of adoption is expected to be immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon. A 100, 200 and 300 basis point upward and downward shift in interest rates over a one-year time horizon was considered at March 31, 2010 and December 31, 2009. A parallel and pro rata shift in rates over a twelve-month period is assumed.

The following table reflects the Bank’s income sensitivity analysis as of March 31, 2010 and December 31, 2009:

Change In Interest Rates In Basis Points	As of March 31, 2010		As of December 31, 2009
	Potential Change In		Potential Change In
(Rate Shock)	Net Interest Income		Net Interest Income
	$ Change	% Change	$ Change	% Change

Up 300 basis points	2,097	2.67	1,048	1.18
Up 200 basis points	1,351	1.72	880	0.99
Up 100 basis points	698	0.89	542	0.61
Static	-	-	-	-
Down 100 basis points	(385)	(0.49)	(667)	(0.75)
Down 200 basis points	(873)	(1.11)	(1,541)	(1.74)
Down 300 basis points	(1,465)	(1.86)	(2,603)	(2.94)

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings

On February 25, 2010 and March 29, 2010, the Company and several of its officers and its directors were named in two lawsuits commenced in United States District Court, Eastern District of New York on behalf of a putative class of all persons and entities who purchased the Company’s common stock between March 13, 2008 and February 1, 2010, alleging claims under Section 10(b) and Section 20(a) of the securities Exchange Act of 1934. The plaintiffs allege, among other things, the Company’s loan loss reserve, fair value of its assets, recognition of impaired assets and its internal and disclosure controls were materially false, misleading or incomplete.

On April 22, 2010, an action was commenced in New York State Supreme Court, Kings County by Robert I. Toussie against the Company and several of its officers. The complaint alleges claims for fraud and aiding and abetting fraud based upon, among other things, the plaintiff’s allegation that during 2008 and 2009, one or more defendants made material misrepresentations and incomplete statements to the plaintiff concerning the Company’s loan losses, delinquent loans, capitalization, quarterly earnings and financial soundness. The complaint seeks compensatory and punitive damages against the defendants.

The Company and the individual defendants intend to vigorously defend all aspects of these actions.

Item 1A.           Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Items 1A: Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2010, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material impact on the Company’s business, financial condition, or results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None ..

Item 3.    Defaults upon Senior Securities

None

Item 4.    Reserved

Item 5.    Other Information

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

May 7, 2010

/s/ BRADLEY E. ROCK
Bradley E. Rock, Chairman
and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER BECKER
Christopher Becker, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)