Form 10-Q
period 2010-06-30
SMITHTOWN BANCORP INC
filed 2010-08-02
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Shares of Common Stock ($.01 Par Value) Outstanding as of August 2, 2010
14,967,508

SMITHTOWN BANCORP, INC.

INDEX

Exhibit 2.01
Agreement and Plan of Merger, dated July 15, 2010, between People’s United Financial, Inc. and Smithtown Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 of Form 8-K Current Report filed July 16, 2010,  File No. 000-13314.)

Exhibit 10.1
Written Agreement by and between Smithtown Bancorp, Inc. and Federal Reserve Bank of New York dated June 22, 2010.  (Incorporated by reference to Exhibit 9.01 of Form 8-K Current Report filed June 28, 2010, File No. 000-13314.)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1.  Financial Statements
Consolidated Balance Sheets (unaudited)
(Dollar amounts in thousands except share data)
	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$17,283	$18,745
Interest earning deposits with banks	19,844	3,409
Total cash and cash equivalents	37,127	22,154
Term placements	507	507
Securities available for sale	209,221	397,274
Securities held to maturity (fair value of $34 and $67, respectively)	33	66
Loans held for sale	-	16,450
Loans	1,978,087	2,090,896
Less: allowance for loan losses	57,999	38,483
Loans, net	1,920,088	2,052,413
Restricted stock, at cost	18,092	18,353
Real estate owned, net	1,130	2,013
Premises and equipment, net	51,421	47,708
Goodwill	3,923	3,923
Intangible assets	494	616
Cash value of company owned life insurance	25,152	24,874
Accrued interest receivable and other assets	39,984	48,579
Total assets	$2,307,172	$2,634,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Demand deposits	$154,946	$152,306
Saving, NOW and money market deposits	868,445	999,066
Time deposits of $100,000 or more	439,383	508,632
Other time deposits	361,024	415,024
Total deposits	1,823,798	2,075,028
Other borrowings	313,480	352,820
Subordinated debentures	56,514	56,351
Accrued interest payable and other liabilities	17,735	14,976
Total liabilities	2,211,527	2,499,175

Commitments and contingent liabilities (Note 10)	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares at June 30, 2010 and December 31, 2009, respectively; no shares issued or outstanding	-	-
Common stock, par value $.01 per share:
Authorized: 35,000,000 shares at June 30, 2010 and December 31, 2009, respectively; 17,019,372 and 16,907,346 shares issued at June 30, 2010 and December 31, 2009, respectively; 14,967,508 and 14,855,482 shares outstanding at June 30, 2010 and December 31, 2009, respectively	170	169
Additional paid-in capital	82,557	82,318
Retained earnings	21,837	64,820
Treasury stock, at cost, 2,051,864 shares	(10,062)	(10,062)
	94,502	137,245
Accumulated other comprehensive income (loss)	1,143	(1,490)
Total stockholders' equity	95,645	135,755
Total liabilities and stockholders' equity	$2,307,172	$2,634,930

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)
(Dollar amounts in thousands except share data)
	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Interest income:
Loans	$26,213	$28,043	$54,030	$53,542
Taxable securities	1,409	843	3,426	1,706
Tax exempt securities	499	147	1,001	195
Interest earning deposits with banks	22	40	40	126
Other	190	225	434	307
Total interest income	28,333	29,298	58,931	55,876

Interest expense:
Savings, NOW and money market deposits	2,148	3,520	4,663	6,649
Time deposits of $100,000 or more	2,652	3,282	5,538	6,711
Other time deposits	2,468	3,451	5,181	7,268
Other borrowings	2,118	2,262	4,250	4,486
Subordinated debentures	1,018	477	2,026	993
Total interest expense	10,404	12,992	21,658	26,107

Net interest income	17,929	16,306	37,273	29,769
Provision for loan losses	27,500	1,800	52,500	3,000
Net interest income (loss) after provision for loan losses	(9,571)	14,506	(15,227)	26,769

Noninterest income:
Revenues from insurance agency	877	953	1,717	1,875
Service charges on deposit accounts	638	551	1,260	1,118
Net gain on the sale of investment securities	-	-	518	522
Trust and investment services	152	194	349	327
Increase in cash value of company owned life insurance	153	117	278	233
OTTI loss:
Total OTTI losses	(102)	(255)	(597)	(255)
Portion of loss recognized in other comprehensive income	17	-	17	-
Net impairment losses recognized in earnings	(85)	(255)	(580)	(255)
Other	629	386	1,256	902
Total noninterest income	2,364	1,946	4,798	4,722

Noninterest expense:
Salaries and employee benefits	5,319	5,241	10,560	10,047
Occupancy and equipment	3,704	2,780	7,705	5,358
Federal deposit insurance	1,603	1,797	3,261	2,347
Amortization of intangible assets	60	90	122	181
Other	5,156	1,307	7,697	2,670
Total noninterest expense	15,842	11,215	29,345	20,603

Income (loss) before income taxes	(23,049)	5,237	(39,774)	10,888
Provision for income taxes	6,165	1,824	3,209	3,859
Net income (loss)	$(29,214)	$3,413	$(42,983)	$7,029

Comprehensive income (loss)	$(27,172)	$2,308	$(40,350)	$5,368
Basic earnings (loss) per share	$(1.97)	$0.26	$(2.90)	$0.56
Diluted earnings (loss) per share	$(1.97)	$0.26	$(2.90)	$0.56

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(Dollar amounts in thousands except share data)
						Accumulated
	Common Stock		Additional			Other	Total	Total
	Shares Outstanding	Amount	Paid In Capital	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	Comprehensive (Loss)
Balance at January 1, 2010	14,855,482	$169	$82,318	$64,820	$(10,062)	$(1,490)	$135,755

Comprehensive income:
Net (loss)				(42,983)			(42,983)	$(42,983)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						2,778	2,778	2,778
Change in unrealized gain (loss) on securities available for sale for which a portion of an OTTI has been recognized in earnings, net of reclassification and tax						(25)	(25)	(25)
Changes in funded status of retirement plans, net of tax						(120)	(120)	(120)
Total comprehensive loss								$(40,350)
Issuance of shares for employee stock ownership plan	50,526	1	239				240
Stock awards granted	61,500
Balance at June 30, 2010	14,967,508	$170	$82,557	$21,837	$(10,062)	$1,143	$95,645

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands except share data)
	For the six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(42,983)	$7,029
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	2,671	1,981
Provision for loan losses	52,500	3,000
Deferred tax asset valuation allowance	19,800	-
Net gain on investment securities	(518)	(522)
Loss on sale of real estate owned	22	-
Loss on sale of loans held for sale	250	-
Other than temporary net impairment loss on securities	580	255
Net increase in other liabilities	5,364	2,353
Net increase other assets	(9,666)	(2,348)
Net increase in deferred taxes	(6,055)	(3,127)
Amortization of unearned restricted stock awards	191	180
Amortization of ESOP awards	120	150
Increase in cash surrender value of company owned life insurance	(278)	(233)
Investment securities amortization of premium/(accretion) of discount, net	543	849
Amortization of intangible assets	122	181
Cash provided by operating activities	22,663	9,748

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales of available for sale securities	192,084	66,439
Proceeds from calls, repayments, maturities and sales of held to maturity securities	33	46
Purchases of available for sale securities	-	(237,036)
Net redemptions (purchases) of restricted securities	261	(1,252)
Net decrease (increase) in loans	96,025	(281,827)
Proceeds from the sale of real estate owned	861	-
Purchases of premises and equipment	(6,384)	(5,788)
Cash provided by (used in) investing activities	282,880	(459,418)

Cash flows from financing activities
Net (decrease) increase in demand, money market, NOW and savings deposits	(127,981)	318,469
Net (decrease) increase in time deposits	(123,249)	97,933
Cash dividends paid	-	(946)
Net decrease in other borrowings	(39,340)	-
Proceeds from subordinated debt and warrant issuance	-	5,000
Net proceeds from common stock issuance	-	28 464
Cash (used in) provided by financing activities	(290,570)	448,920

Net increase (decrease) in cash and cash equivalents	14,973	(750)
Cash and cash equivalents, beginning of period	22,154	25,969
Cash and cash equivalents, end of period	$37,127	$25,219

Supplemental Information - Cash Flows:
Cash paid for:
Interest	$21,627	$26,010
Income taxes	-	4,541

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands except share data)
Note 1  –  Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc., (“Company”), a New York State-chartered bank holding company with its New York State-chartered commercial bank subsidiary, Bank of Smithtown (“Bank”),  and three other subsidiaries, Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which were formed for the purpose of issuing trust preferred securities.  Bank of Smithtown has six wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc., BOS Preferred Funding Corporation, SBRE Realty Corp., SBRE Realty II, LLC, formed to hold other real estate owned property, and Carlyle & Co, a nominee partnership used by the Bank’s trust department to hold permissible securities.  Intercompany transactions and balances are eliminated in consolidation.

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2010.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position and its results of operations for the periods presented.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of those that may be expected for the year ending December 31, 2010.

In preparing the consolidated financial statements, management is required to make estimates and assumptions, such as the allowance for loan losses, deferred tax asset valuation allowance and fair value measurements that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Written Agreement

On June 22, 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of New York (“FRB”).  The Written Agreement is in addition to the Consent Agreement with the Federal Deposit Insurance Corporations (“FDIC”) and a parallel Consent Order with the New York State Banking Department (“Banking Department”), hereinafter collectively referred to as the “Consent Agreement,” that the Bank entered into on January 29, 2010.  The Written Agreement similarly requires that the Company obtain the approval of the FRB prior to paying a dividend.  Certain provisions of the Consent Agreement are described in more detail in Note 11.

Proposed Plan of Merger with People’s United Financial, Inc.

On July 15, 2010, the Company and People’s United Financial, Inc. (“People’s United”) of Bridgeport, Connecticut announced a definitive agreement under which People’s United will acquire the Company in a cash and stock transaction valued at approximately $60 million, or $4.00 per share.

Under the agreement, People’s United will acquire the Company for approximately $30 million in cash and 2.14 million shares of People’s United common stock, valued in the aggregate at approximately $30 million based on the 5-day average closing price of People’s United common stock for the period ended July 14, 2010.

The definitive agreement has been unanimously approved by the respective boards of directors of People’s United and the Company.  The Company will merge into People’s United, and the Bank, will simultaneously merge into People’s United Bank, People’s United’s banking subsidiary.  The value of the consideration a shareholder of the Company will receive for each share of Company common stock is equivalent in the aggregate to 0.1430 shares of People’s United common stock and $2.00 in cash.  Shareholders of the Company as of the record date for the special shareholders meeting to vote on the transaction will be entitled to elect for each share held whether to receive shares of People’s United common stock or cash, subject to reallocation if either cash or stock is oversubscribed.

The actual value of the merger consideration to be paid upon closing to each shareholder of the Company will depend on the average People’s United stock price shortly prior to completion of the merger, and the exact amount of cash payable per common share of the Company and the exact number of shares to be issued per common share of the Company will be determined at that time based on the average People’s United stock price, so that each share of the Company receives consideration with approximately the same value.  Receipt of People’s United common stock is expected to be tax-free to shareholders of the Company.

The transaction is subject to approval by bank regulatory authorities and by the shareholders of the Company.  People’s United shareholder approval is not required.  The transaction is expected to close in the fourth quarter 2010.

The merger is the result of an assessment by the Company and its board of directors of the Company’s strategic alternatives in light of the financial challenges facing the Company.  The Merger Agreement satisfies the requirement of the Consent Agreement to sell or merge the Company and the Bank in the event that the required capital ratios are not satisfied by June 30, 2010.  If the merger is not consummated, the Company would be required to find an alternative approach to overcoming its challenges and satisfying the relevant regulatory requirements, including meeting the capital ratios required by the Consent Agreement and the Written Agreement.  At this time, the Company has no other alternative to raise capital or to enter into another merger agreement if the merger with People’s United is not consummated.  In addition, the terms of the Merger Agreement prohibit the Company and the Bank from taking certain actions to facilitate the foregoing.

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. If the People’s United merger is not consummated, the Company may not be able to raise any additional capital and, if it could raise any additional capital, such capital is likely to be extremely dilutive to the Company’s existing shareholders.  In addition, the Company may not be able to find another merger partner or acquirer.  In such circumstances, a failure to raise such capital or to find another merger partner or acquirer could result in further and more severe regulatory actions against the Company and the Bank thereby giving rise to substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Basic
Net (Loss)	$(29,214)	$-	$(42,983)	$-
Distributed earnings allocated to common stock	-	$471	-	$941
Undistributed earnings allocated to common stock	-	2,923	-	6,051
Net earnings allocated to common stock	$-	$3,394	$-	$6,992

Weighted average common shares outstanding, including shares considered participating securities	14,967,508	13,216,764	14,943,988	12,530,304
Less: weighted average participating securities	(113,170)	(73,974)	(100,258)	(66,812)
Weighted average shares	14,854,338	13,142,790	14,843,730	12,463,492
Basic earnings (loss) per common share	$(1.97)	$0.26 0.31	$(2.90)	$0.56 0.31

Diluted
Net (Loss)	$(29,214)	$-	$(42,983)	$-
Net earnings allocated to common stock	$-	$3,394	$-	$6,992
Weighted average common shares outstanding for basic earnings per common share	14,854,338	13,142,790	14,843,730	12,463,492
Add: Dilutive effect of warrants issued to purchase common stock	-	268	-	134
Weighted average shares and dilutive potential common shares	14,854,338	13,143,058	14,843,730	12,463,626
Diluted earnings (loss) per common share	$(1.97)	$0.26	$(2.90)	$0.56

No dividends were paid during the six months ended June 30, 2010.  Dividends of $5 were paid on unvested shares with non-forfeitable dividend rights during the six months ended June 30, 2009, none of which were included in net income as compensation expense as all awards were expected to vest.

Participating securities totaling 113,170, representing shares of restricted common stock, and 475,000 warrants to purchase common stock were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2010, because they were not dilutive.

Note 3 – Stock-Based Compensation

The Board of Directors determines restricted stock awarded under the 2007 Stock Compensation Plan (“Stock Compensation Plan”).  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the closing price at the date of issuance.  Restricted shares vest ratably over five years. The board of directors elected to issue 61,500 and 38,125 shares of non-vested restricted stock under the Stock Compensation Plan for the six months ended June 30, 2010 and 2009, respectively.

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2010 follows:

	Shares	Weighted Average Grant Date Share Value
Nonvested at January 1, 2010	51,670	$17.51
Granted	61,500	4.75
Non-vested at June 30, 2010	113,170	10.58

As of June 30, 2010, there was $988 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.5 years.

Note 4 – Investment Securities

The following table summarizes the amortized cost and fair value of the available for sale securities and held to maturity investment securities portfolios at June 30, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
Available for sale
U.S. government sponsored entities and agencies	$5,000	$320	$-	$5,320
Obligations of state and political subdivisions	58,316	1,622	(5)	59,933
Mortgage-backed securities: residential	128,459	4,571	-	133,030
Collateralized mortgage obligations	4,542	-	(27)	4,515
Other	9,758	-	(3,335)	6,423
Total available for sale	$206,075	$6,513	$(3,367)	$209,221

Held to maturity
Obligations of state and political subdivisions	$33	$1	$-	$34

December 31, 2009
Available for sale
U.S. government sponsored entities and agencies	$5,000	$-	$(34)	$4,966
Obligations of state and political subdivisions	59,339	761	(114)	59,986
Mortgage-backed securities: residential	319,543	1,447	(212)	320,778
Collateralized mortgage obligations	4,545	8	-	4,553
Other	10,338	-	(3,347)	6,991
Total available for sale	$398,765	$2,216	$(3,707)	$397,274

Held to maturity
Obligations of state and political subdivisions	$66	$1	$-	$67

The proceeds from sales and calls of securities and the associated gains and losses for the three and six months ended June 30, are listed below:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Proceeds	$965	$11,176	$162,788	$46,904
Gross gains	-	-	653	522
Gross losses	-	-	135	-

The tax provision related to these realized gains and losses was $181 and $183 for the six months ended June 30, 2010 and 2009, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity in the following table.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized	Fair
	Cost	Value
Available for sale
Within one year	$453	$453
One to five years	10,782	11,102
Five to ten years	28,334	29,338
Beyond ten years	166,506	168,328
Total	$206,075	$209,221

Held to maturity
Within one year	$33	$34
Total	$33	$34

Securities pledged at June 30, 2010, had a carrying amount of $132,165 and were pledged to secure public deposits, treasury tax and loan deposits and FHLB borrowings.

At June 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2010
Available for sale
Obligations of state and political subdivisions	$1,439	$(5)	$-	$-	$1,439	$(5)
Collateralized mortgage obligations	4,515	(27)	-	-	4,515	(27)
Other	-	-	3,943	(3,335)	3,943	(3,335)
Total	$5,954	$(32)	$3,943	$(3,335)	$9,897	$(3,367)

December 31, 2009
Available for sale
U.S. Government sponsored entities and agencies	$4,966	$(34)	$-	$-	$4,966	$(34)
Obligations of state and political subdivisions	13,312	(114)	-	-	13,312	(114)
Mortgage-backed securities	82,283	(212)	-	-	82,283	(212)
Other	-	-	4,511	(3,347)	4,511	(3,347)
Total	$100,561	$(360)	$4,511	$(3,347)	$105,072	$(3,707)

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

At June 30, 2010, the Company’s securities portfolio totaled $209,254, of which $9,897 was in an unrealized loss position.  The majority of unrealized losses are related to the Company’s other securities, as discussed below:

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

The following table presents detailed information for each trust preferred security held by the Company at June 30, 2010.

Issuer	Single Issuer or Pooled	Class	Book Value	Gross Unrealized Loss	Estimated Fair Value	Credit Rating	Number of Paying Banks in Issuance	Deferrals and Defaults as % of Collateral	Excess Subordination as a Percent of Paying Collateral
Fairfield County Bank Trust Preferred	Single	-	$5,000	$(1,801)	$3,199	NA	1	None	-

Trust Preferred Funding III LTD Series 144A	Pooled	B-2	1,128	(837)	291	Ca/C	23	34.64%	(35.7)%

Trust Preferred Funding I	Pooled	B	1,150	(697)	453	Caa3/C	12	37.36%	(29.8)%
Total			$7,278	$(3,335)	$3,943

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

Our analysis of two of these investments includes $2,278 book value of pooled trust preferred securities (CDOs).  The issuers in these securities are primarily banks.  The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.  Upon completion of the June 30, 2010 analysis, our model indicated OTTI on Trust Preferred Funding III LTD Series 144A, which experienced additional defaults or deferrals during the period.  This security had OTTI losses recognized in earnings of $85 and $580 for the three and six months ended June 30, 2010, respectively.  The two CDOs remained classified as available for sale at June 30, 2010, and together, the two CDOs and one single issuer trust preferred security accounted for all of the unrealized losses in the other securities category at June 30, 2010.

The discount rates used to support the realizable value in trust preferred securities is the actual index and margin on each security.  The discount rates used for the estimated fair value of the two CDOs  and the one single issuer trust preferred security were 14%  and 13%, respectively, at June 30, 2010.  Management determined these rates based on discussions with our investment bankers regarding newly issued bank debt.  Management also reviewed the current internal risk ratings of the collateral underlying the securities.

Future deferrals and defaults on the two CDOs are estimated based on an analysis of the collateral underlying the security.  Particular attention is paid to each bank’s nonperforming assets to total loans, total risk based capital ratio and Texas ratio (nonperforming assets plus restructured loans/tangible capital plus the allowance for loan losses).  These three ratios are weighted to calculate a credit risk rating (“CRR”) for each bank.  The CRR, based on a scale of 1 being the best and 5 being the worst, is used as the basis for future default assumptions.  Banks known to have deferred or defaulted prior, or subsequent, to the reporting date and banks with a CRR of 4 or higher as of the reporting date are considered to default immediately in our discounted cash flow pricing model (“model”).  As of June 30, 2010 other future default rates were estimated at 50.00% if the CRR was 3.50 to 3.99, 25.00% if the CRR was 3.00 to 3.49, 12.50% if the CRR was 2.50 to 2.99, 6.25% if the CRR was 2.00 to 2.49 and 3.00% if the CRR was 1.99 or less.  These weightings generate an overall estimate of future defaults that are spread over the remaining maturity of the security in our Model.

Trust Preferred Funding I has experienced $30,000 in defaults and $21,000 in deferrals, but did not have any new defaults or deferrals in the first six months of 2010.  Trust Preferred Funding III LTD Series 144A has experienced $51,750 in defaults and $48,000 in deferrals with $20,000 of the deferrals announced in the first six months of 2010 and $27,500 of deferrals moving to defaults in the first six months of 2010.  Our Model as of June 30, 2010, estimated $25,558 and $15,794 in future defaults in Trust Preferred Funding III LTD Series 144A and Trust Preferred Funding I, respectively. Principal and interest payments on each trust preferred security have been made on a timely basis.  The last two interest payments on Trust Preferred Funding I have produced a shortfall.

Fairfield County Bank Trust Preferred is performing.  The Company monitors the regulatory filings of Fairfield County Bank to assess their financial condition.  Based on the analysis for the first six months of 2010, there is no assumption of a future default.  Our model, using the contractual coupon of the security with no defaults, shows no credit related loss.

Information received after the balance sheet date, but before the issuance of the financial statements is included in the cash flow analysis during the reporting period.

The table below presents a roll forward of the credit losses recognized in earnings from December 31, 2009 through June 30, 2010:

Beginning balance, December 31, 2009	$414
Additions/Subtractions:
Increases to the amount related to the credit loss for which OTTI was previously recognized	580
Ending balance, June 30, 2010	$994

Note 5 – Loans

 Loans as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Commercial and industrial loans	$43,667	$48,625
Real estate:
Land and construction	317,895	353,772
Commercial	937,012	997,097
Multifamily	471,084	478,840
Residential	210,041	214,548
Consumer	1,670	2,082
Less: Net deferred loan fees	3,282	4,068
Total loans	1,978,087	2,090,896
Allowance for loan losses	57,999	38,483
Net loans	$1,920,088	$2,052,413

 Individually impaired loans were as follows:
	June 30,	December 31,
	2010	2009
Loans with no allocated allowance for loan losses	$102,153	$133,155
Loans with allocated allowance for loan losses	196,081	79,385
Total	$298,234	$212,540

Amount of the allowance for loan losses allocated	$30,555	$21,630
Average of individually impaired loans during the year	233,436	44,685
Interest income recognized during impairment	788	495

Included in impaired loans above are troubled debt restructurings of $53,124 and $42,633 at June 30, 2010 and December 31, 2009, respectively.  The amount of the allowance for loan losses allocated to trouble debt restructurings was $6,079 and $2,571 at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, $318 and $51, respectively, was committed to customers whose loans are classified as a troubled debt restructuring.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectability of principal or interest.  Any payments received on impaired loans are applied to the recorded investment in the loan.  No interest was earned for the six months ended June 30, 2010 and for 2009 on the cash basis for impaired loans.

Nonaccrual loans, loans past due 90 days and still accruing and troubled debt restructurings not included in nonaccrual loans and loans past due 90 days and still accruing were as follows:

	June 30,	December 31,
	2010	2009
Nonaccrual loans	$227,502	$130,172
Loans past due 90 days and still accruing	-	-
Troubled debt restructurings not included in nonaccrual loans and loans past due 90 days and still accruing	24,292	26,937

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		June 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$5,320	$-	$5,320	$-
Obligations of state and political subdivisions	59,933	-	59,933	-
Mortgage-backed securities: residential	133,030	-	133,030	-
Collateralized mortgage obligations	4,515	-	4,515	-
Other	6,423	-	2,480	3,943

		Fair Value Measurements at
		December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$4,966	$-	$4,966	$-
Obligations of state and political subdivisions	59,986	-	59,986	-
Mortgage-backed securities: residential	320,778	-	320,778	-
Collateralized mortgage obligations	4,553	-	4,553	-
Other	6,991	-	2,480	4,511

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2010 and the year ended December 31, 2009:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available for Sale Securities
Balance of recurring Level 3 assets at January 1, 2010	$4,511
Total gains or losses (realized/unrealized):
Included in earnings – realized
Included in earnings – unrealized	(580)
Included in other comprehensive income	12
Purchases, sales, issuances and settlements, net
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at June 30, 2010	$3,943

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available for Sale Securities
Balance of recurring Level 3 assets at January 1, 2009	$8,743
Total gains or losses (realized/unrealized):
Included in earnings – realized	(77)
Included in earnings – unrealized	(414)
Included in other comprehensive income	(1,882)
Purchases, sales, issuances and settlements, net	(1,859)
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at December 31, 2009	$4,511

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices
		in Active	Significant Other	Significant Other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	( Level 2)	( Level 3)
Assets:
Impaired loans	$196,081	$-	$-	$165,526
Other real estate owned, net	1,130	-	-	1,130

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant Other	Significant Other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	( Level 2)	( Level 3)
Assets:
Impaired loans	$79,385	$-	$-	$57,755
Other real estate owned, net	2,013	-	-	2,013
Loans held for sale	16,450	-	16,450	-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $196,081, with a valuation allowance of $30,555 at June 30, 2010, resulting in an additional provision for loan losses of $8,925 for the six month ended June 30, 2010.  At December 31, 2009, impaired loans had a carrying amount of $79,385, with a valuation allowance of $21,630, resulting in an additional provision for loan losses of $21,305 for the year ending December 31, 2009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,130, which is made up of the outstanding balance of $8,102, net of a valuation allowance of $6,972 at June 30, 2010.  Proceeds from sales of other real estate owned were $861 for the six months ended June 30, 2010.  Gross losses of $22 were realized on sales during the first six months of 2010.  At December 31, 2009, other real estate owned had a net carrying amount of $2,013, which was made up of the outstanding balance of $8,985, net of a valuation allowance of $6,972.  A write-down of $6,872 was recorded for the year ending December 31, 2009.  There were no sales of other real estate owned during 2009.

There were no loans held for sale, which are carried at the lower of cost or fair value, at June 30, 2010.  Charge offs of $1,864 were recognized during the first six months of 2010 on the loans held for sale before they were classified as held for sale.  Proceeds from sales of loans held for sale were $19,400 for the six months ended June 30, 2010.  Losses on sales totaled $250 during the first six months of 2010.  Loans held for sale at December 31, 2009 totaled $16,450.  Charge offs of $9,883 were recognized in 2009 on the loans held for sale at December 31, 2009 before they were classified as held for sale.  There were no sales of loans held for sale in 2009.

The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$17,283	$17,283	$18,745	$18,745
Interest earning deposits with banks	19,844	19,844	3,409	3,409
Term placements	507	507	507	507
Securities available for sale	209,221	209,221	397,274	397,274
Securities held to maturity	33	33	66	67
Restricted stock	18,092	NA	18,353	NA
Loans held for sale	-	-	16,450	16,450
Loans, net	1,920,088	1,712,051	2,090,896	1,975,640
Other real estate owned	1,130	1,130	2,013	2,013
Accrued interest receivable	8,440	8,440	10,152	10,152

Financial liabilities:
Deposits	1,823,798	1,833,218	2,075,028	2,086,245
FHLB advances and other
Borrowings	313,480	331,745	352,820	303,354
Subordinated debt	56,433	20,965	56,351	28,480
Accrued interest payable	4,628	4,628	4,597	4,597

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

Note 7 – Other Borrowings and Subordinated Debentures

Advances from the FHLB were as follows:

June 30, 2010:
Overnight line of credit at 0.34%	$2,000
Maturities from January 2011 through September 2018, fixed rate at rates from 2.18% to 3.15%, averaging 2.68%	310,000

December 31, 2009:
Overnight line of credit at 0.34%	$36,340
Maturities from January 2010 through September 2018, fixed rate at rates from 2.18% to 3.61%, averaging 2.70%	315,000

Each term advance is payable at its maturity date with a prepayment penalty if paid before the maturity date.  All advances are periodically callable.  The advances were collateralized by $701,626 and $884,328 of first mortgage loans at June 30, 2010 and December 31, 2009, respectively.  The collateral at June 30, 2010 has been delivered to the FHLB and at December 31, 2009 was under a blanket lien arrangement.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $120,625 at June 30, 2010.

In 2003, a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033.  The securities bear interest at 3 month London Interbank Offered Rate (“LIBOR”) plus 2.99% with a rate of 3.29% as of June 30, 2010.  The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust.  The Company may redeem the subordinated debentures, in whole or in part, on any interest payment date.

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

In 2008, a third trust formed by the Company issued $20,000 of floating rate trust preferred securities due September 1, 2038. The securities bear interest at 3 month LIBOR plus 3.75% with a rate of 4.29% as of June 30, 2010.  The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust.  The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on September 1, 2013.

The Company is not considered the primary beneficiary of these trusts, which are variable interest entities; therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  On May 3, 2010, the Company announced that it has decided to defer interest on these subordinated debentures.  During the interest deferral period, the Company continues to accrue interest expense.

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

A nontax-qualified executive and director incentive retirement plan covers certain directors and executive officers.  Under the plan, the Company can award up to 10% of the executive officer’s salary for the prior fiscal year and up to 25% of a director’s fees for the prior fiscal year.  The Company pays each participant the amount awarded plus interest either over 15 years or in a lump sum at normal retirement age.  The Bank’s expense for these plans was $58 and $115 for the three and six months ended June 30, 2010, respectively.  The Bank’s expense for these plans was $94 and $190 for the three and six months ended June 30, 2009, respectively.

A nontax-qualified deferred compensation plan covers all directors and executive officers.  Under the plan, directors may elect to defer a portion of their fees and executive officers may elect to defer a portion of their compensation.  Upon retirement or termination of service, the Company pays each participant the amount of their deferrals plus interest over 5 years, 10 years or in a lump sum payment.  A liability is accrued for the obligation under this plan.  The Bank’s expense for these plans was $8 and $16 for the three and six months ended June 30, 2010, respectively.  The Bank’s expense for these plans was $7 and $15 for the three and six months ended June 30, 2009, respectively.

Certain members of management are covered by group term replacement life insurance.  The benefit provides postretirement life insurance up to a maximum of two and one half times final annual base salary.  The Bank’s expense for these plans was $35 and $46 for the three and six months ended June 30, 2010, respectively.  The Bank’s expense for these plans was $10 and $21 for the three and six months ended June 30, 2009, respectively.

The Chief Executive Officer (“CEO”) has a Supplemental Executive Retirement Agreement (“SERA”).  Under the plan, the CEO receives a lifetime benefit at retirement, with a guaranteed 15 years, based on seventy percent of his final three-year average base salary reduced by various offsets including employer contributions under the 401(k) Plan, the Executive Incentive Retirement Plan, as well as 50% of his Social Security benefit.  The Bank’s expense for this plan was $351 and $703 for the three and six months ended June 30, 2010, respectively.  The Bank’s expense for this plan was $193 and $355 for the three and six months ended June 30, 2009, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

Three months ended June 30,	SERA Benefits		Postretirement Medical and Life Benefits
	2010	2009	2010	2009
Service cost	$179	$133	$-	$-
Interest cost	61	37	4	3
Amortization of net (gain)/loss	111	15	(1)	(3)
Amortization of unrecognized transition obligation	-	-	8	8
Net periodic benefit cost	$351	$185	$11	$8

Six months ended June 30,	SERA Benefits		Postretirement Medical and Life Benefits
	2010	2009	2010	2009
Service cost	$358	$265	$-	$-
Interest cost	122	75	8	6
Amortization of net (gain)/loss	223	31	(2)	(6)
Amortization of unrecognized transition obligation	-	-	16	16
Net periodic benefit cost	$703	$371	$22	$16

Note 9 – Income Taxes

The Company had income tax expense for the three months ended June 30, 2010 of $6,165.  Due to an operating loss before taxes for the quarter of $23,049, there was a gross income tax benefit of $9,535 offset by a valuation allowance on the Company’s deferred tax asset of $15,700.  For the six months ended June 30, 2010, the Company had income tax expense of $3,209.  Due to an operating loss before taxes of $39,774, there was a gross income tax benefit was $16,591 offset by a valuation allowance on the Company’s deferred tax asset of $19,800.  An assessment of the Company’s deferred tax asset before valuation allowance at June 30, 2010 of $27,970, led to the decision to record the additional valuation allowance.  Based on the Company’s operating losses over the past three quarters, the ability to realize the full benefits of the deferred tax asset has become further impaired.  In determining the need for and the amount of a valuation allowance Management considered the Company’s ability to realize carry back benefits of the current losses as well as the ability to realize future tax benefits based on tax planning strategies that are feasible and could be implemented.  The Company evaluates the need for a valuation allowance for its deferred tax asset on a quarterly basis.

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

The contractual amounts of financial instruments with off balance sheet risk were as follows:

	June 30, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$100	$4,550	$2,742	$16,971
Unused lines of credit	1,108	74,901	1,108	107,456
Standby letters of credit	-	19,295	-	18,281

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

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2010 and December 31, 2009 are in the following table.  The Bank is categorized as adequately capitalized for regulatory capital purposes.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total capital to risk weighted assets:
Consolidated	$169,584	9.40%	$144,308	8.00%	$ NA	NA	%
Bank	167,803	9.31	144,165	8.00	180,206	10.00
Tier 1 capital to risk weighted assets:
Consolidated	120,112	6.66	72,154	4.00	NA	NA
Bank	117,768	6.54	72,083	4.00	108,124	6.00
Tier 1 capital to average assets:
Consolidated	120,112	5.06	94,861	4.00	NA	NA
Bank	117,768	4.97	94,794	4.00	118,493	5.00

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital to risk weighted assets:
Consolidated	$214,555	10.52%	$163,188	8.00%	$ NA	NA	%
Bank	211,718	10.37	162,977	8.00	203,721	10.00
Tier 1 capital to risk weighted assets:
Consolidated	171,540	8.41	81,594	4.00	NA	NA
Bank	168,196	8.26	81,488	4.00	122,233	6.00
Tier 1 capital to average assets:
Consolidated	171,540	6.39	107,347	4.00	NA	NA
Bank	168,196	6.28	107,086	4.00	133,857	5.00

Based on the Bank’s  June 30, 2010 total risk weighted assets of $1,802,063 and total month end assets used for leverage of $2,300,993, the Bank would have needed total capital of $198,227 and Tier 1 capital $162,186 to meet the capital requirements of the Consent Agreement.

Attempts to meet the capital requirements of the Consent Agreement so far this year include:

•	Shrinking the balance sheet
•	Shifting assets from higher to lower risk weighting categories
•	Selling one or more packages of nonperforming loans
•	Selling one or more packages of performing loans
•	Raising capital
•	A combination of the foregoing strategies
•	A sale or merger of the Bank

Since the Bank was unable to meet the required capital ratios at June 30, 2010, the Consent Agreement requires immediate notification to the FDIC and Banking Department and provides a 60 day period to either meet the ratios or to submit a written plan describing the primary means and timing by which the Bank shall meet or exceed the minimum requirements, as well as a contingency plan for the sale or merger of the Bank in the event the primary sources of capital are not available.  The Bank has notified the FDIC and Banking Department of the Merger Agreement.

Banking regulators solely determine the Bank’s progress toward compliance with provisions of the Consent Agreement.  Accordingly, it is possible banking regulators in the future could impose further and more stringent conditions or take other actions whose impact could be material.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: changes in economic conditions including an economic recession that could affect the value of real estate collateral and the ability for borrowers to repay their loans; the ability of the Company to successfully execute its plans and strategies; legislative and regulatory changes, including increases in Federal Deposit Insurance Corporation (“FDIC”) insurance rates; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products and other financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; changes in management’s business strategies; acquisitions and integration of acquired businesses; changes in accounting principles, policies or guidelines; changes in real estate values; changes in the level of nonperforming assets and charge offs and other factors discussed elsewhere in this report, factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A., Risk Factors,” factors set forth in this report under “Item 1A., Risk Factors” and in other reports filed by the Company with the SEC. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.  Dollar amounts in thousands except share data.

Proposed Plan of Merger with People’s United Financial, Inc.

On July 15, 2010, the Company and People’s United Financial, Inc. (“People’s United”) of Bridgeport, Connecticut announced a definitive agreement under which People’s United will acquire the Company in a cash and stock transaction valued at approximately $60 million, or $4.00 per share.

Under the agreement, People’s United will acquire the Company for approximately $30 million in cash and 2.14 million shares of People’s United common stock, valued in the aggregate at approximately $30 million based on the 5-day average closing price of People’s United common stock for the period ended July 14, 2010.

The definitive agreement has been unanimously approved by the respective boards of directors of People’s United and the Company.  The Company will merge into People’s United, and the Bank, will simultaneously merge into People’s United Bank, People’s United’s banking subsidiary.  The value of the consideration a shareholder of the Company will receive for each share of Company common stock is equivalent in the aggregate to 0.1430 shares of People’s United common stock and $2.00 in cash.  Shareholders of the Company as of the record date for the special shareholders meeting to vote on the transaction will be entitled to elect for each share held whether to receive shares of People’s United common stock or cash, subject to reallocation if either cash or stock is oversubscribed.

The actual value of the merger consideration to be paid upon closing to each shareholder of the Company will depend on the average People’s United stock price shortly prior to completion of the merger, and the exact amount of cash payable per common share of the Company and the exact number of shares to be issued per common share of the Company will be determined at that time based on the average People’s United stock price, so that each share of the Company receives consideration with approximately the same value.  Receipt of People’s United common stock is expected to be tax-free to shareholders of the Company.

The transaction is subject to approval by bank regulatory authorities and by the shareholders of the Company.  People’s United shareholder approval is not required.  The transaction is expected to close in the fourth quarter 2010.

The merger is the result of an assessment by the Company and its board of directors of the Company’s strategic alternatives in light of the financial challenges facing the Company.  The Merger Agreement satisfies the requirement of the Consent Agreement to sell or merge the Company and the Bank in the event that the required capital ratios are not satisfied by June 30, 2010.  If the merger is not consummated, the Company would be required to find an alternative approach to overcoming its challenges and satisfying the relevant regulatory requirements, including meeting the capital ratios required by the Consent Agreement and the Written Agreement.  At this time, the Company has no other alternative to raise capital or to enter into another merger agreement if the merger with People’s is not consummated.  In addition, the terms of the Merger Agreement prohibit the Company and the Bank from taking certain actions to facilitate the foregoing.

If the People’s merger is not consummated, the Company may not be able to raise any additional capital and, if it could raise any additional capital, such capital is likely to be extremely dilutive to the Company’s existing shareholders.  In addition, the Company may not be able to find another merger partner or acquirer.  In such circumstances, a failure to raise such capital or to find another merger partner or acquirer could result in further and more severe regulatory actions against the Company and the Bank thereby giving rise to substantial doubt as to the Company’s ability to continue as a going concern.

Overview

The Company recorded a net loss for the second quarter of 2010 of $29,214, or $1.97 per fully diluted share.  The net loss for the first six months of 2010 was $42,983, or $2.90 per fully diluted share.  Net charge offs and additional specific allocations added to the allowance for loan losses on impaired loans, especially in the Bank’s land and construction portfolio, led to a provisions for loan losses of $27,500 and $52,500 for the three and six month periods ended June 30, 2010.  After net charge offs of $20,722 and $32,975 during the quarter and six months ended June 30, 2010, the allowance for loan losses at June 30, 2010 totaled $57,999, or 2.93%, of total loans.  Nonperforming loans at June 30, 2010 were $227,502, or 11.50% of total loans.  At December 31, 2009, nonperforming loans were $130,172, or 6.23%, of total loans.

One new branch was opened during the second quarter and three new branch projects remain under development with expected completion dates between the end of 2010 and the first quarter of 2011.  These locations have FDIC and Banking Department approval to establish a branch and the Bank is obligated under lease agreements.  The board of directors and management believe the expanding branch network continues to add to the franchise value of the Company.

On June 22, 2010, the Company entered into a Written Agreement with the FRB.  The Written Agreement is in addition to the Consent Agreement and similarly requires that the Company obtain the approval of the FRB prior to paying a dividend.

During the first six months of 2010, the Bank made the following progress in complying with the Consent Agreement provisions:

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

v.	The Bank completed and submitted to the FDIC and Banking Department a plan to reduce assets classified “Doubtful” and “Substandard.”

vi.	The Bank completed and submitted to the FDIC and Banking Department a profit plan and comprehensive budget for all categories of income and expense for the calendar year 2010.

vii.	The Bank provided updated plans and forecasts based on the known information at the time to the FDIC and Banking Department regarding our capital requirements.

The Bank was not successful meeting the capital ratios in the Consent Agreement of Tier 1 Capital at least equal to 7% of total assets, Tier 1 Risk-Based Capital at least equal to 9% of Total Risk-Weighted Assets and Total Risk-Based Capital at least equal to 11% of Total Risk-Weighted Assets by June 30, 2010.  Since the Bank was unable to meet the required capital ratios, the Consent Agreement requires immediate notification to the FDIC and Banking Department and provides a 60 day period to either meet the ratios or to submit a written plan describing the primary means and timing by which the Bank shall meet or exceed the minimum requirements, as well as a contingency plan for the sale or merger of the Bank in the event the primary sources of capital are not available.  The Bank has notified the FDIC and Banking Department of the Merger Agreement.

Cash dividends will remain suspended and the Company will continue to defer interest payments on its trust preferred securities.  Dividends cannot be paid to common shareholders until all deferred interest payments on the trust preferred securities are brought current.

The Merger Agreement with People’s, described above, imposes significant restrictions on the Company’s operations until the consummation of the merger.

On April 13, 2010, the FDIC approved an interim rule (finalized in June 2010) extending the Transaction Account Guarantee Program (“TAG Program”), which offers deposit insurance on the entire amount of all noninterest bearing checking accounts through December 31, 2010.  The Bank has decided to continue its participation in the TAG Program through this latest extension period.

Net Income (Loss)

The net loss for the quarter ended June 30, 2010 totaled $29,214, or $1.97 per diluted share, while net income for the quarter ending June 30, 2009 totaled $3,413, or $0.26 per diluted share.  Significant trends for the second quarter of 2010 include: (i) a $25,700, or 1,427.77%, increase in the provision for loan losses; (ii) a $1,623, or 9.95%, increase in net interest income; (iii) a $418, or 21.48%, increase in total noninterest income; (iv) a $4,627, or 41.26%, increase in total noninterest expense and (v) a $4,341, or 237.99%, increase in the provision for income taxes.

The net loss for the six months ended June 30, 2010 totaled $42,983, or $2.90 per diluted share, while net income for the same period in 2009 totaled $7,029, or $0.56 per diluted share.  Significant trends for the first six months of 2010 include: (i) a $49,500, or 1,650.00%, increase in the provision for loan losses; (ii) a $7,504, or 25.21%, increase in net interest income; (iii) a $76, or 1.61%, increase in total noninterest income; (iv) a $8,742, or 42.43%, increase in total noninterest expense and (v) a $650, or 16.84%, decrease in the provision for income taxes.

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

	For the three months ended June 30, 2010			For the three months ended June 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Investment securities:
Taxable	$149,781	$1,409	3.76%	$123,207	$843	2.74%
Nontaxable	60,051	769	5.12	16,598	226	5.45
Total investment securities	209,832	2,178	4.15	139,805	1,069	3.06
Loans	2,020,825	26,213	5.19	1,902,130	28,043	5.90
Interest earning deposits with banks	28,498	22	0.31	64,002	40	0.25
Other interest earning assets	18,386	190	4.13	32,468	226	2.78
Total interest earning assets	2,277,541	28,603	5.02	2,138,405	29,378	5.50
Noninterest earning assets:
Cash and cash equivalents	20,479			21,509
Other assets	77,371			78,341
Total assets	$2,375,391			$2,238,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities:
Savings, NOW and money market deposits	$893,302	$2,148	0.96%	$794,931	$3,520	1.78%
Time deposits of $100,000 or more	428,043	2,652	2.49	405,834	3,612	3.57
Other time deposits	386,238	2,468	2.56	397,073	3,121	3.15
Other borrowings	320,375	2,118	2.64	327,222	2,262	2.77
Subordinated debt	56,476	1,018	7.21	38,939	477	4.90
Total interest bearing liabilities	2,084,434	10,404	2.00	1,963,999	12,992	2.65

Noninterest bearing liabilities:
Demand deposits	148,820			121,449
Other liabilities	16,630			13,325
Total liabilities	2,249,884			2,098,773
Stockholders' equity	125,507			139,482
Total liabilities and stockholders' equity	$2,375,391			$2,238,255

Net interest income (TE)/interest rate spread		$18,199	3.02%		$16,386	2.85%
Net interest earning assets/net interest margin	$193,107		3.19%	$174,406		3.06%
Less: tax equivalent adjustment		270			80
Net interest income		$17,929			$16,306

	For the six months ended June 30, 2010			For the six months ended June 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Investment securities:
Taxable	$175,377	$3,426	3.91%	$96,895	$1,706	3.52%
Nontaxable	60,231	1,542	5.12	10,662	300	5.63
Total investment securities	235,608	4,968	4.22	107,557	2,006	3.73
Loans	2,058,095	54,030	5.25	1,820,570	53,542	5.89
Interest earning deposits with banks	31,269	40	0.26	89,036	127	0.29
Other interest earning assets	18,247	434	4.76	24,278	307	2.53
Total interest earning assets	2,343,219	59,472	5.08	2,041,441	55,982	5.49
Noninterest earning assets:
Cash and cash equivalents	20,962			20,582
Other assets	76,572			76,581
Total assets	$2,440,753			$2,138,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities:
Savings, NOW and money market deposits	$928,810	$4,663	1.01%	$708,502	$6,649	1.89%
Time deposits of $100,000 or more	452,029	5,538	2.47	399,069	6,711	3.39
Other time deposits	375,202	5,181	2.78	406,008	7,268	3.61
Other borrowings	333,775	4,250	2.55	326,853	4,486	2.77
Subordinated debt	56,435	2,026	7.18	38,888	993	5.11
Total interest bearing liabilities	2,146,251	21,658	2.03	1,879,320	26,107	2.80

Noninterest bearing liabilities:
Demand deposits	149,368			115,567
Other liabilities	11,553			13,304
Total liabilities	2,307,172			2,008,191
Stockholders' equity	133,581			130,413
Total liabilities and stockholders' equity	$2,440,753			$2,138,604

Net interest income (TE)/interest rate spread		$37,814	3.05%		$29,875	2.69%
Net interest earning assets/net interest margin	$196,968		3.22%	$162,121		2.92%
Less: tax equivalent adjustment		541			106
Net interest income		$37,273			$29,769

The Bank’s net interest margin increased 13 basis points during the quarter ended June 30, 2010 compared to the same period last year.  Loan yields decreased 71 basis points, primarily the result of nonperforming loans, causing a decrease in the average yield on total interest earning assets of 48 basis points, or 8.73%.  The lower yields on interest earning assets were more than offset by lower interest expense on interest bearing liabilities.  The average rate on interest bearing liabilities decreased 65 basis points in the first quarter of 2010 from the first quarter of 2009, a 24.53% drop.  Net interest income increased $1,813, or 11.06%, to 17,929 in the second quarter of 2010 compared to $16,306 in second quarter of 2009.

The Bank’s net interest margin increased 30 basis points during the six months ended June 30, 2010 compared to the same period last year.  Asset yields were lower by 41 basis points resulting largely from loans yields being down 64 basis due to the continued high level of nonperforming loans.  All deposit categories benefited from a lower cost of funds due to the continued low rate environment.  The average rate on interest bearing liabilities decreased 77 basis points in the first six months of 2010 from the first six months of 2009, a 27.50% drop.  Net interest income increased $7,504, or 25.21%, in the six-month period of 2010 compared to the same period of 2009.

Asset Quality

The table below sets forth the amounts and categories of our nonperforming assets, including troubled debt restructurings (See Note 5), at the dates indicated.

	At June 30,	At December 31,
	2010	2009
Nonaccrual loans:
Real estate loans:
Land and construction	$101,755	$52,590
Commercial	80,717	57,026
Multifamily	29,192	7,870
Residential	13,370	9,575
Commercial and industrial loans	2,460	3,097
All other loans (including overdrafts)	8	14
Total nonaccrual loans	$227,502	$130,172

Loans past due 90 days and still accruing	-	-

Total nonperforming loans	$227,502	$130,172

Other nonperforming assets:
Other real estate owned	$1,130	$2,013

Total nonperforming assets	$228,632	$132,185

Total nonperforming loans to total loans	11.50%	6.23%
Total nonperforming assets to total assets	9.91%	5.02%
Allowance for loan losses to total nonperforming loans	25.49%	29.56%

The following table sets forth certain types of loans which management believes to be considered higher risk loans because of the lack of principal amortization, a collateral position subordinate to another creditor, or increased defaults due to slowdowns in the construction and real estate sales sector during the economic recession.  The table quantifies their respective percentage of the Company’s total loans, the total allowance for loan losses balance specifically allocated to these loans and the level of nonperforming loans within these categories.

June 30, 2010	Amount	Percentage of Loan Portfolio	Total Specific Allocation	Nonperforming Loans

Interest only land and construction loans	$331,565	16.76%	$11,345	$97,786
Interest only commercial mortgages	38,065	1.93	1,463	4,230
Interest only residential mortgages and home equity lines	28,672	1.45	-	1,145
Interest only commercial loans	27,773	1.40	-	2,046
Interest only consumer loans	551	0.03	-	-
Total	$426,626	21.57%	$12,808	$105,207

The following table describes the activity in the allowance for loan losses account followed by a key loan ratio for the periods ended:

	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Allowance for loan losses at beginning of period	$38,483	$11,303
Charge offs:
Commercial	2,086	240
Real estate:
Land and construction	20,361	-
Commercial	8,118	-
Multifamily	2,484	-
Consumer	56	92
Total	33,105	332
Recoveries:
Commercial	2	121
Real estate:
Land and construction	5	-
Commercial	36	-
Multifamily	52	-
Consumer	26	17
Total	121	138

Net charge offs	(32,984)	(194)
Provision for loan losses	52,500	3,000
Allowance for loan losses at end of period	$57,999	$14,109

Ratio of net charge offs during period to average loans outstanding (annualized)	3.20%	0.02%

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

	June 30, 2010		December 31, 2009
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans

Commercial	$1,429	2.2%	$1,883	3.1%
Real estate	52,006	97.7	35,802	96.8
Consumer and other	142	0.1	138	0.1
Unallocated	4,422	0.0	660	-
Total	$57,999	100.0%	$38,483	100.0%

The Company made a $52,500 provision for loan losses for the six-month period ended June 30, 2010.  The Company received a number of updated appraisals on impaired loans during the first six month of 2010 that demonstrated a continued trend of declining values from the original appraisals.  These new appraisals were largely responsible for the increase in specific allocations on impaired loans of $8,924.  Net loan charge offs totaled $32,984 during the first six months of 2010, a significant increase from $194 during the same period last year.  The general allocation portion of the allowance for loan losses has been adjusted to account for the higher historical charge offs.  For example, the general allocation for commercial mortgages has increased to 102 basis points at June 30, 2010 from 52 basis points at December 31, 2009 and the general allocation on multifamily mortgages has increased to 105 basis points from 40 basis points over the same period.  The general allocation on the loan and construction portfolio increased to 432 basis points at June 30, 2010 from 350 basis points at December 31, 2009.

Nonperforming loans totaled $227,502, or 11.50%, of total loans as of June 30, 2010, as compared to $130,172, or 6.23%, as of December 31, 2009.  Nonperforming loans include $28,832 of restructured loans that are in nonaccrual status.  In addition, delinquent loans increased as loans 30-89 days past due totaled $48,042, or 2.43%, of total loans at June 30, 2010 compared to $20,756, or .99%, of total loans at December 31, 2009.

The ratio of the allowance for loan losses to total nonperforming loans as of June 30, 2010 and December 31, 2009 was 25.49% and 29.56%, respectively.  The ratio of the allowance for loan losses to total loans increased to 2.93% at June 30, 2010 from 1.84% at December 31, 2009.  Annualized net charge offs for the first six months of 2010 totaled 3.20% of average total loans.  Net charge offs for 2009 were 1.22% of average total loans.

Noninterest Income

Noninterest income increased $418, or 21.48%, and $76, or 1.61%, for the three and six months ended June 30, 2010, respectively, over the comparable periods in 2009.  Total noninterest income was reduced $85 due to the net loss on OTTI recognized in earnings during the quarter and $580 for the first six months of 2010.  Gross revenues from the Company’s insurance subsidiary decreased $76, or 7.97%, and $158, or 8.43%, for first three and six months of 2010, respectively, as premiums and corresponding commissions are down as a result of the soft insurance market.  Service charge income increased 15.79% for the quarter and 12.70% for the first six months of 2010, due to an increased volume of transaction accounts resulting from branch expansion efforts during 2009.  Income from trust and investment management services decreased $42, or 21.65%, for the quarter to date and increased $22, or 6.73% for the year to date, due to efforts to move deposit relationships off the balance sheet and into alternative investment products to meet the requirements of the Consent Agreement, offset by efforts to reduce assets under management as the Bank moves toward offering limited trust services.  Other noninterest income increased $243, or 62.95%, and $354, or 39.25%, for the three and six month periods ended June 30, 2010, respectively, mainly the result of ATM and debit card transaction fees and loan fees generated from renewals.

Noninterest Expense

Noninterest expense increased $4,627, or 41.26%, and $8,742, or 42.43%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The Company’s Federal deposit insurance decreased $194, or 10.80%, during the second quarter of 2010, as the higher risk based insurance premiums the Bank paid in the second quarter of 2010 were less than the regular premiums and special assessment expensed in the second quarter of 2009.  Year to date, FDIC insurance premiums have increased $914, or 38.94%.  Occupancy and equipment expense increased $924, or 33.24%, and $2,347, or 43.80%, for the quarter and year to date, consistent with the 50% increase in branch locations during 2009.  Salary and employee benefits increased $78, or 1.49%, and $513, or 5.11%, for the three and six months ended June 30, 2010, respectively, mainly the result of the new branch locations offset by no accruals for incentive compensation due to net losses.  Other noninterest expenses increased $3,848, or 294.41%, and $5,027, or 188.28%, due to costs attributed to the impaired loan portfolio such as legal fees, collection expenses, real estate taxes and insurance for properties in foreclosure.  Other added costs in other noninterest expenses include expenses attributed to meeting the terms of the Consent Agreement and legal fees associated with defending various lawsuits.

Income Tax Expense/Benefit

The Company had income tax expense for the three months ended June 30, 2010 of $6,165.  Due to an operating loss before taxes for the quarter of $23,049, there was a gross income tax benefit of $9,535 offset by a valuation allowance on the Company’s deferred tax asset of $15,700.  For the six months ended June 30, 2010, the Company had income tax expense of $3,209.  Due to an operating loss before taxes of $39,774, there was a gross income tax benefit was $16,591 offset by a valuation allowance on the Company’s deferred tax asset of $19,800.  An assessment of the Company’s deferred tax asset before valuation allowance at June 30, 2010 of $27,970, led to the decision to record the additional valuation allowance.  Based on the Company’s operating losses over the past three quarters, the ability to realize the full benefits of the deferred tax asset has become further impaired.  In determining the need for and the amount of a valuation allowance Management considered the Company’s ability to realize carry back benefits of the current losses as well as the ability to realize future tax benefits based on tax planning strategies that are feasible and could be implemented.  The Company evaluates the need for a valuation allowance for its deferred tax asset on a quarterly basis.

Financial Condition

Total assets were $2,307,172 at June 30, 2010, a decrease of $327,758, or 12.44%, from the previous year-end.  This decrease in assets was driven predominantly by a decrease in loans, including loans held for sale, of $129,259, or 6.13%, and investments of $188,086, or 47.34%.  The shrinking of the balance sheet was in reaction to the no growth provision and capital requirements of the Consent Agreement.  Deposits have decreased by $251,230, or 12.11%, mainly through pricing to retain multiple service customers and let go single service CD customers.

The decrease in loans during the first six months of 2010 included the sale, or pay off, of $81,803 of problem real estate loans.  In the course of these resolutions, the Bank recovered $63,999 of principal and charged off $17,804, representing a loss rate of approximately 21.76%.  These resolutions, however, were offset by the movement of some loans previously identified at December 31, 2009 as impaired loans into the nonperforming loan category, as well as some new impaired loans in 2010.

Loans

The Company’s loan portfolio consists mainly of real estate loans secured by commercial and residential properties located primarily within the Bank’s market area of Long Island, the five boroughs of New York City and the greater metropolitan area.  Most classifications of loans had decreases from the prior year-end.  Land and construction loans decreased by $35,877, or 11.29%, as the Bank continued to look to reduce its exposure in this loan category.  Commercial real estate loans declined by $60,085, or 6.03%, and combined with the decrease on land and construction loans represents the bulk of the Company’s progress in reducing its CRE loan exposure as per the terms of the Consent Agreement.

With 97.71% of the Bank’s loan portfolio secured by real estate, the portfolio is subject to additional risk of significant additional losses due to the downturn in the real estate market.  The effects of the economic recession, especially commercial real estate difficulties, took, and will continue to take, a significant toll on our portfolio.  The land and construction portfolio, in particular speculative construction, was impacted to the greatest degree resulting in charge offs well above historical rates.

The following table sets forth the major classifications of loans:

	June 30, 2010	December 31, 2009
Real estate:
Land and construction	$317,895	$353,772
Commercial	937,012	997,097
Multifamily	471,084	478,840
Residential	210,041	214,548
Agricultural	-	-
Commercial and industrial loans	43,667	48,625
Loans to individuals for household, family and other personal expenditures	1,252	1,740
All other loans (including overdrafts)	418	342
Less: Net deferred loan fees	3,282	4,068
Total loans	$1,978,087	$2,090,896

Nonaccrual, Past Due and Restructured Loans

The following table sets forth the Bank's nonaccrual, contractually past due and restructured loans:

	June 30, 2010	December 31, 2009

Nonaccrual loans	$227,502	$130,172
Trouble Debt Restructured loans	53,124	47,633

The amount of gross interest income that would have been recorded in 2010 on nonaccrual and restructured loans if the loans had been current in accordance with their original terms was $8,730.  The amount of interest income that was recorded in 2010 on nonaccrual and restructured loans was $2,595.

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

Impaired loans of $298,234 less nonaccrual loans of 227,502, represents $70,732 of impaired loans that are still performing, which management believes it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In addition to loans identified as impaired that are still performing, there is a total of $103,864 of loans that are not considered impaired, where management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.  Potential problem loans are the sum of the $70,732 and $103,864 above, or $174,596.

Securities

Securities totaled $209,254 at June 30, 2010, down 47.34% from $397,340 at December 31, 2009.  Sales and principal payments of government sponsored entity and agency mortgage-backed securities used to offset the decrease in deposits caused the reduction.

The following schedule presents the estimated fair value for securities available for sale and the amortized cost for securities held to maturity as detailed in the Company's balance sheets as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Available for sale
U.S. government sponsored entities and agencies	$5,320	$4,966
Obligations of state and political subdivisions	59,933	59,986
Mortgage-backed securities: residential	133,030	320,778
Collateralized mortgage obligations	4,515	4,553
Other securities	6,423	6,991
Total available for sale	$209,221	$397,274

Held to maturity
Obligations of state and political subdivisions	$33	$66

The following table presents the amortized costs and estimated fair values of securities by contractual maturity at June 30, 2010:

	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value
Available for sale
U.S. government sponsored entities and agencies	$-	$-	-%	$-	$-	-%	$5,000	$5,320	4.00%	$-	$-	-%	$5,000	$5,320
Obligations of state and political subdivisions	453	452	3.60	10,782	11,102	3.45	21,855	22,538	3.46	25,226	25,841	4.00	58,316	59,933
Mortgage-backed securities	-	-	-	-	-	-	-	-	-	128,459	133,030	5.23	128,459	133,030
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-	4,542	4,515	4.80	4,542	4,515
Other securities	7,278	3,943	4.44	-	-	-	1,480	1,480	3.24	1,000	1,000	3.73	9,758	6,423
Total available for sale	$7,731	$4,395	3.73%	$10782	$11,102	3.45%	$28,335	$29,338	3.55%	$159,227	$164,386	5.17%	$206,075	$209,221

Held to maturity
Obligations of state and political subdivisions	$33	$34	4.34%	$00	$00	0.00%	$-	$-	-%	$-	$-	-%	$33	$34

Deposits & Other Borrowings

Total deposits decreased $251,230, or 12.11%, for the period ended June 30, 2010 from December 31, 2009.  The largest segment of the portfolio was savings, NOW and money market deposits, which decreased $130,621, or 13.07%, in the first six months of 2010.  Time deposits decreased $123,249, or 13.34%.  Strategies implemented to attempt to meet the terms of the Consent Agreement led to the shrinkage in total deposits.

At June 30, 2010, the remaining maturities of the Bank's time deposits in amounts of $100,000 or more were as follows:

3 months or less	$162,379
Over 3 through 6 months	177,154
Over 6 through 12 months	80,642
Over 12 months	19,208
Total	$439,383

Other borrowings decreased to $313,480 at June 30, 2010 from $352,820 at December 31, 2009.  Included in other borrowings are $1,480 of secured borrowings that are a financial arrangement with the Senior Housing Crime Prevention program  that are secured by U.S. government agency bonds.  At maturity, the Company has the option to repay the secured borrowings simultaneous with the release of the collateral or to renew the borrowings.

The following table sets forth the Bank's borrowed funds:,

	June 30, 2010	December 31, 2009

FHLBNY OLOC:
Maximum month end balance during the period	$14,800	$36,340
Average balance during the period	5,048	1,801
Weighted average interest rate during the period	0.46%	0.38%
Weighted average interest rate at period end	0.34	0.34

Term advances from FHLBNY:
Maximum month end balance during the period	$310,000	$325,000
Average balance during the period	313,846	324,247
Weighted average interest rate during the period	2.68%	2.77%
Weighted average interest rate at period end	2.68	2.70

Senior Housing Crime Prevention:
Maximum month end balance during the period	$1,480	$1,480
Average balance during the period	1,480	1,480
Weighted average interest rate during the period	1.79%	1.79%
Weighted average interest rate at period end	1.79	1.79

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

The Bank has the ability, as a member of the FHLB system, to borrow against residential and commercial mortgages owned by the Bank and pledged to FHLB.  As a result of entering into the Consent Agreement, the FHLB has required the Bank to physically deliver the pledged loan collateral during 2010.  At December 31, 2009, the collateral pledged to the FHLB was under a blanket lien arrangement and delivered electronically.  At June 30, 2010, the unused available credit totaled $120,625, which represents a decrease of $364,604 from the December 31, 2009 amount of $485,229.  The Bank has the ability to deliver additional collateral should the need arise.  As of June 30, 2010, the Bank had $2,000 of collateralized overnight borrowings, which was down from $36,340 at December 31, 2009.  The Bank had $310,000 and $315,000 in collateralized term advances outstanding with the FHLB as of June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, the Company has $37,127 in cash and cash equivalents, a 67.59% increase from the December level of $22,154, as additional interest earning deposits are being maintained by the Bank at the Federal Reserve Bank of New York for increased liquidity while under the Consent Agreement.

The Company’s principal source of liquidity is dividends from the Bank.  Cash available to service Company trust preferred debt obligations, to pay expenses and for distribution of dividends to shareholders is primarily derived from dividends paid by the Bank to the Company.  Under the Consent Agreement, the Bank’s payment of dividends requires prior approval of the FDIC and Banking Department.  Under the Written Agreement, the Bank’s payment of dividends requires prior approval of the FRB.  Such prior approval of  the FDIC and Banking Department and FRB is unlikely to be received. As of June 30, 2010, the Company had $634 in cash and cash equivalents.  The Company presently plans to use the cash and cash equivalents to pay its expenses.  Interest payments on trust preferred securities were made during the first quarter of 2010, but the Company deferred interest payments on its trust preferred securities during the second quarter of 2010 to preserve cash for operating expenses due to the dividend restrictions.  In the event the Company subsequently needs additional funds and the FRB, FDIC and Banking Department are unwilling to approve a dividend from the Bank, the Company will need to raise additional capital or borrow funds to meet liquidity needs.

Capital Resources

Total stockholders’ equity was $95,645 at June 30, 2010, a decrease of $40,110, or 29.55%, from December 31, 2009, primarily due the net loss of $42,983.

Initial efforts to meet the capital requirements of the Consent Agreement focused upon shrinking the balance sheet, selling one or more packages of nonperforming loans, selling one or more packages of performing loans, raising capital, or some ‘hybrid’ combination of the foregoing strategies.  The success in shrinking the balance sheet and selling loans to meet the capital requirements has been more than offset by the loss for the first six months resulting largely from the $52,500 provision for loan losses and a valuation allowance of $19,800 against the Company’s deferred tax asset.  As a result, efforts were focused on assessing the Company’s strategic initiatives, which resulted in the Company entering into the Merger Agreement with People’s United Financial, Inc. on July 15, 2010.

The Company had returns on average equity of (64.36%) and 10.78%, and returns on average assets of (3.52%) and 0.66% for the six months ended June 30, 2010 and 2009, respectively.  The equity to assets ratio was 4.15% and 5.15% at June 30, 2010 and December 31, 2009, respectively.  No dividends were paid for the six months ended June 30, 2010.  The Company paid dividends of $946 for the six months ended June 30, 2009.

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

Recent Legislative Developments

On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that, among other things will:

•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.
•
Require the FDIC to seek to make its capital requirements for banks such as the Bank of Smithtown countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
•
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Many aspects of the act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon.  A 100, 200 and 300 basis point upward and downward shift in interest rates over a one-year time horizon was considered at June 30, 2010 and December 31, 2009.  A parallel and pro rata shift in rates over a twelve-month period is assumed.

The following table reflects the Bank’s income sensitivity analysis as of June 30, 2010 and December 31, 2009:

Change In Interest Rates In Basis Points	As of June 30, 2010 Potential Change In		As of December 31, 2009 Potential Change In
(Rate Shock)	Net Interest Income		Net Interest Income
	$ Change	% Change	$ Change	% Change

Up 300 basis points	2,632	3.81	1,048	1.18
Up 200 basis points	1,702	2.46	880	0.99
Up 100 basis points	869	1.26	542	0.61
Static	-	-	-	-
Down 100 basis points	(851)	(1.23)	(667)	(0.75)
Down 200 basis points	(564)	(0.82)	(1,541)	(1.74)
Down 300 basis points	391	0.57	(2,603)	(2.94)

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

On April 26, 2010, the Plaintiffs in the February 25, 2010 action moved to consolidate their action with the action filed on March 29, 2010, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel.  The motion is currently pending.

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

On May 12, 2010, the defendants removed the April 22, 2010 action to the United States District Court for the Eastern District of New York.  The defendants notified the court that the action was related to the February 25, 2010 and March 29, 2010 actions.  On June 1, 2010, the plaintiff moved to remand the action back to State court.  The defendants filed an opposition to the plaintiff’s remand motion on June 15, 2010, and the plaintiff filed his reply on June 22, 2010.  The plaintiff’s remand motion has been assigned to a magistrate judge and is currently pending.

On July 20, 2010, the first of two putative class action lawsuits was filed in New York State Supreme Court, Suffolk County, against, among others, the Company and the members of its Board of Directors, concerning the recently announced proposed acquisition of the Company.  The complaints allege that the members of the Board of Directors breached their fiduciary duty by causing the Company to agree to the proposed acquisition, and that the Company aided and abetted those alleged breaches of duty.  The complaints seek, among other relief, an order enjoining the consummation of the proposed acquisition and rescinding the acquisition agreement.

The Company and the individual defendants intend to vigorously defend all aspects of these actions.

Item 1A.            Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Items 1A: Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the additional risk factor below, as such factors could materially affect the Company’s business, financial condition, or future results. . The risks described below and in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material impact on the Company’s business, financial condition, or results.

The proposed merger of the Company with People’s United described above under “Item 2.  - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Plan of Merger with People’s United Financial, Inc.” might not be consummated.  The merger is subject to approval by bank regulatory authorities and by the shareholders of the Company and to the satisfaction of various closing conditions.  The merger is the result of an assessment by the Company and its board of directors of the Company’s strategic alternatives in light of the financial challenges facing the Company.  The Merger Agreement satisfies the requirement of the Consent Agreement to sell or merge the Company and the Bank in the event that the required capital ratios are not satisfied by June 30, 2010.  If the merger is not consummated, the Company would be required to find an alternative approach to overcoming its challenges and satisfying the relevant regulatory requirements, including meeting the capital ratios required by the Consent Agreement and the Written Agreement.  At this time, the Company has no other alternative to raise capital or to enter into another merger agreement if the merger with People’s United is not consummated.  In addition, the terms of the Merger Agreement prohibit the Company and the Bank from taking certain actions to facilitate the foregoing.

If the People’s United merger is not consummated, the Company may not be able to raise any additional capital and, if it could raise any additional capital, such capital is likely to be extremely dilutive to the Company’s existing shareholders.  In addition, the Company may not be able to find another merger partner or acquirer.  In such circumstances, a failure to raise such capital or to find another merger partner or acquirer could result in further and more severe regulatory actions against the Company and the Bank.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Reserved

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

Exhibit	Description

Exhibit 2.1
Agreement and Plan of Merger, dated July 15, 2010, between People’s United Financial, Inc. and Smithtown Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 of Form 8-K Current Report filed July 16, 2010,  File No. 000-13314.)

Exhibit 10.1
Written Agreement by and between Smithtown Bancorp, Inc. and Federal Reserve Bank of New York dated June 22, 2010.  (Incorporated by reference to Exhibit 9.01 of Form 8-K Current Report filed June 28, 2010, File No. 000-13314.)

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

August 2, 2010

/s/ BRADLEY E. ROCK
Bradley E. Rock, Chairman
and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER BECKER
Christopher Becker, Executive
Vice President and Chief Financial Officer
(Principal Financial Officer)