Form 10-Q
period 2010-09-30
SMITHTOWN BANCORP INC
filed 2010-11-09
CIK 747345

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Shares of Common Stock ($.01 Par Value) Outstanding as of November 9, 2010
14,967,508

SMITHTOWN BANCORP, INC.

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)
	September 30, 2010 and December 31, 2009	3

	Consolidated Statements of Income (Unaudited)
`	Three and Nine Months Ended September 30, 2010 and 2009	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
	Nine Months Ended September 30, 2010	5

	Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2010 and 2009	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Reserved	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Item 1. Financial Statements
Consolidated Balance Sheets (unaudited)
(Dollar amounts in thousands except share data)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$32,172	$18,745
Interest earning deposits with banks	69,611	3,409
Total cash and cash equivalents	101,783	22,154
Term placements	507	507
Securities available for sale	199,102	397,274
Securities held to maturity (fair value of $34 and $67, respectively)	33	66
Loans held for sale	-	16,450
Loans	1,912,963	2,090,896
Less: allowance for loan losses	68,682	38,483
Loans, net	1,844,281	2,052,413
Restricted stock, at cost	18,002	18,353
Real estate owned, net	3,511	2,013
Premises and equipment, net	52,892	47,708
Goodwill	3,923	3,923
Intangible assets	433	616
Cash value of company owned life insurance	25,358	24,874
Accrued interest receivable and other assets	28,291	48,579
Total assets	$2,278,116	$2,634,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Demand deposits	$145,355	$152,306
Saving, NOW and money market deposits	867,661	999,066
Time deposits of $100,000 or more	457,842	508,632
Other time deposits	344,411	415,024
Total deposits	1,815,269	2,075,028
Other borrowings	311,480	352,820
Subordinated debentures	56,595	56,351
Accrued interest payable and other liabilities	19,764	14,976
Total liabilities	2,203,108	2,499,175

Commitments and contingent liabilities (Note 10)	-	-

Stockholders' equity:
Preferred stock, par value $.01 per share: Authorized: 1,000,000 shares at September 30, 2010 and December 31, 2009, respectively; no shares issued or outstanding	-	-
Common stock, par value $.01 per share: Authorized: 35,000,000 shares at September 30, 2010 and December 31, 2009, respectively; 17,019,372 and 16,907,346 shares issued at September 30, 2010 and December 31, 2009, respectively; 14,967,508 and 14,855,482 shares outstanding at September 30, 2010 and December 31, 2009, respectively	170	169
Additional paid-in capital	82,557	82,318
Retained earnings	1,361	64,820
Treasury stock, at cost, 2,051,864 shares	(10,062)	(10,062)
	74,026	137,245
Accumulated other comprehensive income (loss)	982	(1,490)
Total stockholders' equity	75,008	135,755
Total liabilities and stockholders' equity	$2,278,116	$2,634,930

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)
(Dollar amounts in thousands except share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Interest income:
Loans	$24,555	$29,317	$78,585	$82,859
Taxable securities	1,464	2,314	4,890	4,020
Tax exempt securities	495	440	1,496	635
Interest earning deposits with banks	21	20	61	146
Other	211	239	645	546
Total interest income	26,746	32,330	85,677	88,206

Interest expense:
Savings, NOW and money market deposits	2,026	3,715	6,689	10,364
Time deposits of $100,000 or more	2,487	3,257	8,025	9,968
Other time deposits	2,250	3,291	7,431	10,559
Other borrowings	2,134	2,287	6,384	6,773
Subordinated debentures	1,041	922	3,067	1,915
Total interest expense	9,938	13,472	31,596	39,579

Net interest income	16,808	18,858	54,081	48,627
Provision for loan losses	25,000	10,000	77,500	13,000
Net interest income (loss) after provision for loan losses	(8,192)	8,858	(23,419)	35,627

Noninterest income:
Revenues from insurance agency	843	836	2,560	2,711
Service charges on deposit accounts	653	619	1,913	1,737
Net gain on the sale of investment securities	-	959	518	1,481
Trust and investment services	124	136	473	463
Increase in cash value of company owned life insurance	206	108	484	341
OTTI loss:
Total OTTI losses	(177)	(69)	(774)	(324)
Portion of loss recognized in other comprehensive income	20	-	37	-
Net impairment losses recognized in earnings	(157)	(69)	(737)	(324)
Other	894	396	2,150	1,298
Total noninterest income	2,563	2,985	7,361	7,707

Noninterest expense:
Salaries and employee benefits	5,408	5,381	15,968	15,428
Occupancy and equipment	3,976	3,033	11,681	8,391
Federal deposit insurance	1,534	824	4,795	3,171
Amortization of intangible assets	61	85	183	266
Other	4,416	1,664	12,113	4,334
Total noninterest expense	15,395	10,987	44,740	31,590

Income (loss) before income taxes	(21,024)	856	(60,798)	11,744
Provision (benefit) for income taxes	(548)	(42)	2,661	3,817
Net income (loss)	$(20,476)	$898	$(63,459)	$7,927

Comprehensive income (loss)	$(20,637)	$4,237	$(60,987)	$9,605
Basic earnings (loss) per share	$(1.38)	$0.06	$(4.27)	$0.60
Diluted earnings (loss) per share	$(1.38)	$0.06	$(4.27)	$0.59

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(Dollar amounts in thousands except share data)

						Accumulated
	Common Stock		Additional			Other	Total	Total
	Shares Outstanding	Amount	Paid In Capital	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive (Loss)
Balance at January 1, 2010	14,855,482	$169	$82,318	$64,820	$(10,062)	$(1,490)	$135,755

Comprehensive loss:
Net loss				(63,459)			(63,459)	(63,459)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						2,691	2,691	2,691
Change in unrealized gain (loss) on securities available for sale for which a portion of an OTTI has been recognized in earnings, net of reclassification and tax						(39)	(39)	(39)
Changes in funded status of retirement plans, net of tax						(180)	(180)	(180)
Total comprehensive loss								$(60,987)
Issuance of shares for employee stock ownership plan	50,526	1	239				240
Stock awards granted	61,500
Balance at September 30, 2010	14,967,508	$170	$82,557	$1,361	$(10,062)	$982	$75,008

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands except share data)

	For the nine months ended September 30,
Cash flows from operating activities	2010	2009
Net income (loss)	$(63,459)	$7,927
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	3,588	3,055
Provision for loan losses	77,500	13,000
Deferred tax asset valuation allowance	28,600	-
Net gain on investment securities	(518)	(1,481)
Loss on sale of real estate owned	22	-
Loss on sale of loans held for sale	250	-
Other than temporary net impairment loss on securities	737	324
Net increase in other liabilities	7,217	2,628
Net increase other assets	(3,261)	(4,520)
Net increase in deferred taxes	(12,078)	(3,918)
Amortization of unearned restricted stock awards	287	270
Amortization of ESOP awards	180	225
Increase in cash surrender value of company owned life insurance	(484)	(338)
Investment securities amortization of premium/(accretion) of
discount, net	864	1,239
Amortization of intangible assets	183	266
Cash provided by operating activities	39,628	18,677

Cash flows from investing activities
Proceeds from calls, repayments, maturities and sales
of available for sale securities	201,555	118,054
Proceeds from calls, repayments, maturities and sales
of held to maturity securities	33	46
Purchases of available for sale securities	-	(465,622)
Net redemptions (purchases) of restricted securities	351	(1,252)
Net decrease (increase) in loans	146,832	(389,161)
Proceeds from the sale of real estate owned	861	-
Purchases of premises and equipment	(8,772)	(12,610)
Cash provided by (used in) investing activities	340,860	(750,545)

Cash flows from financing activities
Net (decrease) increase in demand, money market, NOW and savings deposits	(138,356)	480,982
Net (decrease) increase in time deposits	(121,403)	232,671
Cash dividends paid	-	(1,541)
Net decrease in other borrowings	(41,340)	-
Proceeds from subordinated debt and warrant issuance	-	18,990
Net proceeds from common stock issuance	240	28,190
Cash (used in) provided by financing activities	(300,859)	759,292

Net increase in cash and cash equivalents	79,629	27,424
Cash and cash equivalents, beginning of period	22,154	25,969
Cash and cash equivalents, end of period	$101,783	$53,393

Supplemental Information - Cash Flows:
Cash paid for:
Interest	$31,738	$39,664
Income taxes (refunded) paid	(11,555)	7,301

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands except share data)
Note 1  –  Financial Statement Presentation

The consolidated financial statements include the accounts of Smithtown Bancorp, Inc., (“Company”), a New York State-chartered bank holding company with its New York State-chartered commercial bank subsidiary, Bank of Smithtown (“Bank”),  and three other subsidiaries, Smithtown Bancorp Capital Trust I, Smithtown Bancorp Capital Trust II and Smithtown Bancorp Capital Trust III, all of which are Delaware Statutory Trusts that were formed to issue trust preferred securities.  Bank of Smithtown has six wholly owned subsidiaries, Bank of Smithtown Financial Services, Inc., Bank of Smithtown Insurance Agents and Brokers, Inc., BOS Preferred Funding Corporation, SBRE Realty Corp., SBRE Realty II, LLC, formed to hold other real estate owned property, and Carlyle & Co, a nominee partnership used by the Bank’s trust department to hold securities in a fiduciary capacity.  Intercompany transactions and balances are eliminated in consolidation.

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company for the year ending December 31, 2010.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position and its results of operations for the periods presented.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of those that may be expected for the year ending December 31, 2010.

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

The definitive agreement has been unanimously approved by the respective boards of directors of People’s United and the Company.  The Company will merge into People’s United, and the Bank, will simultaneously merge into People’s United Bank, People’s United’s banking subsidiary.  The value of the consideration a shareholder of the Company will receive for each share of Company common stock is equivalent in the aggregate to 0.1430 shares of People’s United common stock and $2.00 in cash.  A special meeting of the common stockholders of Smithtown Bancorp will be held at the Sheraton Long Island Hotel, 110 Motor Parkway, Hauppauge, New York 11788 on November 19, 2010 at 10:00 a.m. local time.  Shareholders of the Company on record as of October 8, 2010, will be entitled to vote on the transaction and to elect for each share held whether to receive shares of People’s United common stock or cash, subject to reallocation if either cash or stock is oversubscribed.

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

The transaction is subject to approval by the Office of Thrift Supervision and by the shareholders of the Company.  People’s United shareholder approval is not required.  The United States Department of Justice is able to provide input into the approval process of federal banking agencies to challenge the approval on antitrust grounds.  Smithtown Bancorp and People’s United have filed all necessary applications and notices with the applicable regulatory authorities.  Smithtown Bancorp and People’s United cannot predict, however, whether or when the required regulatory approvals will be obtained.

The merger is the result of an assessment by the Company and its board of directors of the Company’s strategic alternatives in light of the financial challenges facing the Company.  The Merger Agreement satisfies the requirement of the Consent Agreement to consider a sale or merger of the Company and the Bank in the event that the required capital ratios are not satisfied by June 30, 2010.  If the merger is not consummated, the Company would be required to find an alternative approach to overcoming its challenges and satisfying the relevant regulatory requirements, including meeting the capital ratios required by the Consent Agreement and the Written Agreement.  At this time, the Company has no other alternative to raise capital or to enter into another merger agreement if the merger with People’s United is not consummated.  In addition, the terms of the Merger Agreement prohibit the Company and the Bank from taking certain actions to facilitate the foregoing.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Basic
Net (Loss)	$(20,476)	$-	$(63,459)	$-
Distributed earnings allocated to common stock	-	$591	-	$1,533
Undistributed earnings allocated to common stock	-	302	-	6,353
Net earnings allocated to common stock	$-	$893	$-	$7,886

Weighted average common shares outstanding, including shares considered participating securities	14,967,508	14,858,522	14,951,915	13,314,905
Less: weighted average participating securities	(113,170)	(73,974)	(104,610)	(69,226)
Weighted average shares	14,854,338	14,784,548	14,847,305	13,245,679
Basic earnings (loss) per common share	$(1.38)	$0.06	$(4.27)	$0.60 0.31

Diluted
Net (Loss)	$(20,476)	$-	$(63,459)	$-
Net earnings allocated to common stock	$-	$893	$-	$7,886
Weighted average common shares outstanding for basic earnings per common share	14,854,338	14,784,548	14,847,305	13,245,679
Add: Dilutive effect of warrants issued to purchase common stock	-	35,172	-	11,942
Weighted average shares and dilutive potential common shares	14,854,338	14,819,720	14,847,305	13,257,621
Diluted earnings (loss) per common share	$(1.38)	$0.06	$(4.27)	$0.59

No dividends were paid on unvested shares with non-forfeitable dividend rights during the nine months ended September 30, 2010.  Dividends of $8 were paid on unvested shares with non-forfeitable dividend rights during the nine months ended September 30, 2009, none of which were included in net income as compensation expense as all awards were expected to vest.

Participating securities totaling 113,170, representing shares of restricted common stock, and 475,000 warrants to purchase common stock were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2010, because they were not dilutive.

Note 3 – Stock-Based Compensation

The Board of Directors determines restricted stock awarded under the 2007 Stock Compensation Plan (“Stock Compensation Plan”).  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the closing price at the date of issuance.  Restricted shares vest ratably over five years. The board of directors elected to issue 61,500 and 38,125 shares of non-vested restricted stock under the Stock Compensation Plan for the nine months ended September 30, 2010 and 2009, respectively.

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2010 follows:

	Shares	Weighted Average Grant Date Share Value
Nonvested at January 1, 2010	51,670	$17.51
Granted	61,500	4.75
Non-vested at September 30, 2010	113,170	10.58

As of September 30, 2010, there was $892 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 4.25 years.

Note 4 – Investment Securities

The following table summarizes the amortized cost and fair value of the available for sale securities and held to maturity investment securities portfolios at September 30, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010
Available for sale
U.S. government sponsored entities and agencies	$5,000	$523	$-	$5,523
Obligations of state and political subdivisions	57,755	2,994	(3)	60,746
Mortgage-backed securities: residential	119,230	3,329	-	122,559
Collateralized mortgage obligations	4,542	-	(82)	4,460
Other	9,601	-	(3,787)	5,814
Total available for sale	$196,128	$6,846	$(3,872)	$199,102

Held to maturity
Obligations of state and political subdivisions	$33	$1	$-	$34

December 31, 2009
Available for sale
U.S. government sponsored entities and agencies	$5,000	$-	$(34)	$4,966
Obligations of state and political subdivisions	59,339	761	(114)	59,986
Mortgage-backed securities: residential	319,543	1,447	(212)	320,778
Collateralized mortgage obligations	4,545	8	-	4,553
Other	10,338	-	(3,347)	6,991
Total available for sale	$398,765	$2,216	$(3,707)	$397,274

Held to maturity
Obligations of state and political subdivisions	$66	$1	$-	$67

The proceeds from sales and calls of securities and the associated gains and losses for the three and nine months ended September 30, are listed below:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Proceeds	$405	$33,625	$163,193	$80,529
Gross gains	-	-	653	1,572
Gross losses	-	-	135	91

The tax provision related to these realized gains and losses was $181 and $518 for the nine months ended September 30, 2010 and 2009, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity in the following table.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Fair
	Cost	Value
Available for sale
Within one year	$318	$315
One to five years	10,368	10,736
Five to ten years	29,697	31,533
Beyond ten years	155,745	156,518
Total	$196,128	$199,102

Held to maturity
Within one year	$33	$34
Total	$33	$34

Securities pledged at September 30, 2010, had a carrying amount of $116,863 and were pledged to secure public deposits, treasury tax and loan deposits and FHLB borrowings.

At September 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2010
Available for sale
Obligations of state and political subdivisions	$193	$(3)	$-	$-	$193	$(3)
Collateralized mortgage obligations	4,460	(82)	-	-	4,460	(82)
Other	-	-	3,334	(3,787)	3,334	(3,787)
Total	$4,653	$(85)	$3,334	$(3,787)	$7,987	$(3,872)

December 31, 2009
Available for sale
U.S. Government sponsored entities and agencies	$4,966	$(34)	$-	$-	$4,966	$(34)
Obligations of state and political subdivisions	13,312	(114)	-	-	13,312	(114)
Mortgage-backed securities	82,283	(212)	-	-	82,283	(212)
Other	-	-	4,511	(3,347)	4,511	(3,347)
Total	$100,561	$(360)	$4,511	$(3,347)	$105,072	$(3,707)

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

At September 30, 2010, the Company’s securities portfolio totaled $199,135, of which $7,987 was in an unrealized loss position.  The majority of unrealized losses are related to the Company’s other securities, as discussed below.

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

The following table presents detailed information for each trust preferred security held by the Company at September 30, 2010.

Issuer	Single Issuer or Pooled	Class	Book Value	Gross Unrealized Loss	Estimated Fair Value	Credit Rating	Number of Paying Banks in Issuance	Deferrals and Defaults as % of Collateral	Excess Subordination as a Percent of Paying Collateral
Fairfield County Bank Trust Preferred	Single	-	$5,000	$(2,277)	$2,723	NA	1	None	-
Trust Preferred Funding III LTD Series 144A	Pooled	B-2	1,128	(857)	271	Ca/C	23	34.64%	(35.5)%
Trust Preferred Funding I	Pooled	B	993	(653)	340	Caa3/D	11	44.69%	(46.9)%
Total			$7,121	$(3,787)	$3,334

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

Our analysis of two of these investments includes $2,121 book value of pooled trust preferred securities (CDOs).  The issuers in these securities are primarily banks.  The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  Assumptions used in the model include expected future default rates and prepayments.  We assume no recoveries on defaults and treat all interest payment deferrals as defaults.  Upon completion of the September 30, 2010 analysis, our model indicated OTTI on both CDOs, which experienced additional defaults or deferrals during the period.  These securities had OTTI losses recognized in earnings of $157 and $737 for the three and nine months ended September 30, 2010, respectively.  The two CDOs remained classified as available for sale at September 30, 2010, and together, the two CDOs and one single issuer trust preferred security accounted for all of the unrealized losses in the other securities category at September 30, 2010.

The discount rates used to support the realizable value in trust preferred securities is the actual index and margin on each security.  The discount rates used for the estimated fair value of the two CDOs  and the one single issuer trust preferred security were 14%  and 13%, respectively, at September 30, 2010.  Management determined these rates based on discussions with our investment bankers regarding newly issued bank debt.  Management also reviewed the current internal risk ratings of the collateral underlying the securities.

Future deferrals and defaults on the two CDOs are estimated based on an analysis of the collateral underlying the security.  Particular attention is paid to each bank’s nonperforming assets to total loans, total risk based capital ratio and Texas ratio (nonperforming assets plus restructured loans/tangible capital plus the allowance for loan losses).  These three ratios are weighted to calculate a credit risk rating (“CRR”) for each bank.  The CRR, based on a scale of 1 being the best and 5 being the worst, is used as the basis for future default assumptions.  Banks known to have deferred or defaulted prior, or subsequent, to the reporting date and banks with a CRR of 4 or higher as of the reporting date are considered to default immediately in our discounted cash flow pricing model (“model”).  As of September 30, 2010 other future default rates were estimated at 50.00% if the CRR was 3.50 to 3.99, 25.00% if the CRR was 3.00 to 3.49, 12.50% if the CRR was 2.50 to 2.99, 6.25% if the CRR was 2.00 to 2.49 and 3.00% if the CRR was 1.99 or less.  These weightings generate an overall estimate of future defaults that are spread over the remaining maturity of the security in our Model.

Trust Preferred Funding I has experienced $30,000 in defaults and $31,000 in deferrals, with $10,000 of the deferrals announced in the first nine months of 2010.  Trust Preferred Funding III LTD Series 144A has experienced $51,750 in defaults and $48,000 in deferrals with $20,000 of the deferrals announced in the first nine months of 2010 and $27,500 of deferrals moving to defaults in the first nine months of 2010.  Our Model as of September 30, 2010, estimated $24,127 and $23,505 in future defaults in Trust Preferred Funding III LTD Series 144A and Trust Preferred Funding I, respectively.  Principal and interest payments on each trust preferred security have been made on a timely basis.  Two interest payments on Trust Preferred Funding I have produced a shortfall, but were subsequently made whole.

Fairfield County Bank Trust Preferred is performing.  The Company monitors the regulatory filings of Fairfield County Bank to assess their financial condition.  Based on the analysis for the first nine months of 2010, there is no assumption of a future default.  Our model, using the contractual coupon of the security with no defaults, shows no credit related loss.

Information received after the balance sheet date, but before the issuance of the financial statements is included in the cash flow analysis during the reporting period.

The table below presents a roll forward of the credit losses recognized in earnings from December 31, 2009 through September 30, 2010:

Beginning balance, December 31, 2009	$414
Additions/Subtractions:
Increases to the amount related to the credit loss for which OTTI was previously recognized	737
Ending balance, September 30, 2010	$1,151

Note 5 – Loans

 Loans as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Commercial and industrial loans	$38,951	$48,625
Real estate:
Land and construction	295,382	353,772
Commercial	923,397	997,097
Multifamily	458,046	478,840
Residential	198,323	214,548
Consumer	1,779	2,082
Less: Net deferred loan fees	2,915	4,068
Total loans	1,912,963	2,090,896
Allowance for loan losses	68,682	38,483
Net loans	$1,844,281	$2,052,413

 Individually impaired loans were as follows:

	September 30,	December 31,
	2010	2009
Loans with no allocated allowance for loan losses	$144,397	$133,155
Loans with allocated allowance for loan losses	210,036	79,385
Total	$354,433	$212,540

Amount of the allowance for loan losses allocated	$30,694	$21,630
Average of individually impaired loans during the year	268,017	44,685
Interest income recognized during impairment	5,147	495

Included in impaired loans above are troubled debt restructurings of $71,169 and $42,633 at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, $45,382 and $15,696 of troubled debt restructurings were in nonaccrual status, respectively.  The amount of the allowance for loan losses allocated to trouble debt restructurings was $10,108 and $2,571 at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, there were no funds committed to customers whose loans were classified as a troubled debt restructuring.  At December 31, 2009, $51 was committed to customers whose loans were classified as a troubled debt restructuring.

Recognition of interest income on impaired loans, as for all other loans, is discontinued when reasonable doubt exists as to the full collectability of principal or interest.  Any payments received on nonaccrual impaired loans are applied to the recorded investment in the loan.  No interest was earned for the nine months ended September 30, 2010 and for 2009 on the cash basis for nonaccrual impaired loans.

Nonaccrual loans, loans past due 90 days and still accruing and troubled debt restructurings not included in nonaccrual loans and loans past due 90 days and still accruing were as follows:

	September 30,	December 31,
	2010	2009
Nonaccrual loans	$279,755	$130,172
Loans past due 90 days and still accruing	-	-
Troubled debt restructurings not included in nonaccrual loans and loans past due 90 days and still accruing	25,787	26,937

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

Impaired Loans:  The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Internal valuation calculations are performed and utilized for appraisals in process or otherwise delayed as of period end.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		September 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$5,523	$-	$5,523	$-
Obligations of state and political subdivisions	60,746	-	60,746	-
Mortgage-backed securities: residential	122,559	-	122,559	-
Collateralized mortgage obligations	4,460	-	4,460	-
Other	5,814	-	2,480	3,334

		Fair Value Measurements at
		December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities
U.S. government sponsored entities and agencies	$4,966	$-	$4,966	$-
Obligations of state and political subdivisions	59,986	-	59,986	-
Mortgage-backed securities: residential	320,778	-	320,778	-
Collateralized mortgage obligations	4,553	-	4,553	-
Other	6,991	-	2,480	4,511

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2010 and the year ended December 31, 2009:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available for Sale Securities
Balance of recurring Level 3 assets at January 1, 2010	$4,511
Total gains or losses (realized/unrealized):
Included in earnings – realized
Included in earnings – unrealized	(737)
Included in other comprehensive income	(440)
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at September 30, 2010	$3,334

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available for Sale Securities
Balance of recurring Level 3 assets at January 1, 2009	$8,743
Total gains or losses (realized/unrealized):
Included in earnings – realized	(77)
Included in earnings – unrealized	(414)
Included in other comprehensive income	(1,882)
Purchases, sales, issuances and settlements, net	(1,859)
Transfers in and/or out of Level 3	-
Balance of recurring Level 3 assets at December 31, 2009	$4,511

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2010 Using
		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	( Level 2)	( Level 3)
Assets:
Impaired loans	$210,036	$-	$-	$179,342
Other real estate owned, net	3,511	-	-	3,511

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	( Level 2)	( Level 3)
Assets:
Impaired loans	$79,385	$-	$-	$57,755
Other real estate owned, net	2,013	-	-	2,013
Loans held for sale	16,450	-	16,450	-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $210,036, with a valuation allowance of $30,694 at September 30, 2010, resulting in an additional provision for loan losses of $9,064 for the nine months ended September 30, 2010.  At December 31, 2009, impaired loans had a carrying amount of $79,385, with a valuation allowance of $21,630, resulting in an additional provision for loan losses of $21,305 for the year ending December 31, 2009.  Appraisals less than 12-months old were used to measure impairment on $197,781, or 94.17%, and $50,252, or 63.30%, of collateral dependent impaired loans at September 30, 2010 and December 31, 2009, respectively.  Internal valuations were used to measure impairment on the remaining collateral dependent impaired loans at the end of each period.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3,511, with no valuation allowance at September 30, 2010.  Proceeds from sales of other real estate owned were $861 for the nine months ended September 30, 2010.  Gross losses of $22 were realized on sales during the first nine months of 2010. The Bank’s leasehold tenancy on a building on Madison Avenue in New York City was terminated during the third quarter of 2010 and other real estate owned and the valuation allowance on other real estate owned were both reduced by $6,972.  At December 31, 2009, other real estate owned had a net carrying amount of $2,013, which was made up of the outstanding balance of $8,985, net of a valuation allowance of $6,972.  A write-down of $6,872 was recorded for the year ending December 31, 2009.  There were no sales of other real estate owned during 2009.

There were no loans held for sale, which are carried at the lower of cost or fair value, at September 30, 2010.  Charge offs of $1,864 were recognized during the first nine months of 2010 on the loans held for sale before they were classified as held for sale.  Proceeds from sales of loans held for sale were $19,400 for the nine months ended September 30, 2010.  Losses on sales totaled $250 during the first nine months of 2010.  Loans held for sale at December 31, 2009 totaled $16,450.  Charge offs of $9,883 were recognized in 2009 on the loans held for sale at December 31, 2009 before they were classified as held for sale.  There were no sales of loans held for sale in 2009.

The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$32,172	$32,172	$18,745	$18,745
Interest earning deposits with banks	69,611	69,611	3,409	3,409
Term placements	507	507	507	507
Securities available for sale	199,102	199,102	397,274	397,274
Securities held to maturity	33	34	66	67
Restricted stock	18,002	NA	18,353	NA
Loans held for sale	-	-	16,450	16,450
Loans, net	1,844,281	1,717,472	2,090,896	1,975,640
Other real estate owned	3,511	3,511	2,013	2,013
Accrued interest receivable	8,184	8,184	10,152	10,152

Financial liabilities:
Deposits	1,815,269	1,823,658	2,075,028	2,086,245
FHLB advances and other
Borrowings	311,480	287,233	352,820	303,354
Subordinated debt	56,595	33,626	56,351	28,480
Accrued interest payable	4,455	4,455	4,597	4,597

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

September 30, 2010:
Maturities from January 2011 through September 2018, fixed rate at rates from 2.18% to 3.15%, averaging 2.68%	310,000

December 31, 2009:
Overnight line of credit at 0.34%	$36,340
Maturities from January 2010 through September 2018, fixed rate at rates from 2.18% to 3.61%, averaging 2.70%	315,000

Each term advance is payable at its maturity date with a prepayment penalty if paid before the maturity date.  All advances are periodically callable.  The advances were collateralized by $779,352 and $884,328 of first mortgage loans at September 30, 2010 and December 31, 2009, respectively.  The collateral at September 30, 2010 has been delivered to the FHLB and at December 31, 2009 was under a blanket lien arrangement.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $29,328 at September 30, 2010.

In 2003, a trust formed by the Company issued $11,000 of floating rate trust preferred securities as part of a pooled offering of such securities due October 8, 2033.  The securities bear interest at 3 month London Interbank Offered Rate (“LIBOR”) plus 2.99% with a rate of 3.52% as of September 30, 2010.  The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust.  The Company may redeem the subordinated debentures, in whole or in part, on any interest payment date.

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

In 2008, a third trust formed by the Company issued $20,000 of floating rate trust preferred securities due September 1, 2038. The securities bear interest at 3 month LIBOR plus 3.75% with a rate of 4.05% as of September 30, 2010.  The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering.  The debentures and related debt issuance costs represent the sole assets of the trust.  The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par on September 1, 2013.

The Company is not considered the primary beneficiary of these trusts, which are variable interest entities; therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  On May 3, 2010, the Company announced it decided to defer interest on these subordinated debentures.  During the interest deferral period, the Company will continue to accrue interest expense.

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

A nontax-qualified executive and director incentive retirement plan covers certain directors and executive officers.  Under the plan, the Company can award up to 10% of the executive officer’s salary for the prior fiscal year and up to 25% of a director’s fees for the prior fiscal year.  The Company pays each participant the amount awarded plus interest either over 15 years or in a lump sum at normal retirement age.  The Bank’s expense for these plans was $(3) and $112 for the three and nine months ended September 30, 2010, respectively.  The Bank’s expense for these plans was $94 and $284 for the three and nine months ended September 30, 2009, respectively.

A nontax-qualified deferred compensation plan covers all directors and executive officers.  Under the plan, directors may elect to defer a portion of their fees and executive officers may elect to defer a portion of their compensation.  Upon retirement or termination of service, the Company pays each participant the amount of their deferrals plus interest over 5 years, 10 years or in a lump sum payment.  A liability is accrued for the obligation under this plan.  The Bank’s expense for these plans was $8 and $24 for the three and nine months ended September 30, 2010, respectively.  The Bank’s expense for these plans was $8 and $23 for the three and nine months ended September 30, 2009, respectively.

Certain members of management are covered by group term replacement life insurance.  The benefit provides postretirement life insurance up to a maximum of two and one half times final annual base salary.  The Bank’s expense for these plans was $35 and $81 for the three and nine months ended September 30, 2010, respectively.  The Bank’s expense for these plans was $10 and $32 for the three and nine months ended September 30, 2009, respectively.

The Chief Executive Officer (“CEO”) has a Supplemental Executive Retirement Agreement (“SERA”).  Under the plan, the CEO receives a lifetime benefit at retirement, with a guaranteed 15 years, based on seventy percent of his final three-year average base salary reduced by various offsets including employer contributions under the 401(k) Plan, the Executive Incentive Retirement Plan, as well as 50% of his Social Security benefit.  The Bank’s expense for this plan was $351 and $1,054 for the three and nine months ended September 30, 2010, respectively.  The Bank’s expense for this plan was $185 and $556 for the three and nine months ended September 30, 2009, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income:

Three months ended September 30,	SERA Benefits		Postretirement Medical and Life Benefits
	2010	2009	2010	2009
Service cost	$179	$133	$-	$-
Interest cost	61	37	4	3
Amortization of net (gain)/loss	111	15	(1)	(3)
Amortization of unrecognized transition obligation	-	-	8	8
Net periodic benefit cost	$351	$185	$11	$8

Nine months ended September 30,	SERA Benefits		Postretirement Medical and Life Benefits
	2010	2009	2010	2009
Service cost	$537	$398	$-	$-
Interest cost	183	112	12	9
Amortization of net (gain)/loss	334	46	(3)	(9)
Amortization of unrecognized transition obligation	-	-	24	24
Net periodic benefit cost	$1,054	$556	$33	$24

Note 9 – Income Taxes

The Company had an income tax benefit for the three months ended September 30, 2010 of $548.  Due to an operating loss before taxes for the quarter of $21,024, there was a gross income tax benefit of $9,348 offset by a valuation allowance on the Company’s deferred tax asset of $8,800.  For the nine months ended September 30, 2010, the Company had income tax expense of $2,661.  Due to an operating loss before taxes of $60,798, there was a gross income tax benefit was $25,939 offset by a valuation allowance on the Company’s deferred tax asset of $28,600.  An assessment of the Company’s deferred tax asset before valuation allowance at September 30, 2010 of $33,993, led to the decision to record the additional valuation allowance.  Based on the Company’s operating losses over the past four quarters, the ability to realize the full benefits of the deferred tax asset has become further impaired.  In determining the need for and the amount of a valuation allowance Management considered the Company’s ability to realize carry back benefits of the current losses as well as the ability to realize future tax benefits based on tax planning strategies that are feasible and could be implemented.  The Company evaluates the need for a valuation allowance for its deferred tax asset on a quarterly basis.

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

The contractual amounts of financial instruments with off balance sheet risk were as follows:

	September 30, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$-	$4,760	$2,742	$16,971
Unused lines of credit	1,099	61,308	1,108	107,456
Standby letters of credit	-	18,526	-	18,281

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

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are in the following table.  The Bank is categorized as adequately capitalized for regulatory capital purposes.
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total capital to risk weighted assets:
Consolidated	$148,353	8.63%	$137,569	8.00%	$ NA	NA%
Bank	147,629	8.59	137,423	8.00	171,779	10.00
Tier 1 capital to risk weighted assets:
Consolidated	92,893	5.40	68,785	4.00	NA	NA
Bank	107,804	6.28	68,712	4.00	103,068	6.00
Tier 1 capital to average assets:
Consolidated	92,893	4.06	91,366	4.00	NA	NA
Bank	107,804	4.72	91,409	4.00	114,261	5.00

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital to risk weighted assets:
Consolidated	$214,555	10.52%	$163,188	8.00%	$ NA	NA%
Bank	211,718	10.37	162,977	8.00	203,721	10.00
Tier 1 capital to risk weighted assets:
Consolidated	171,540	8.41	81,594	4.00	NA	NA
Bank	168,196	8.26	81,488	4.00	122,233	6.00
Tier 1 capital to average assets:
Consolidated	171,540	6.39	107,347	4.00	NA	NA
Bank	168,196	6.28	107,086	4.00	133,857	5.00

Based on the Bank’s  September 30, 2010 total risk weighted assets of $1,717,793 and total month end assets used for leverage of $2,271,957, the Bank would have needed total capital of $188,957 and Tier 1 capital $159,037 to meet the capital requirements of the Consent Agreement.

The merger agreement satisfies the requirement of the Consent Agreement to consider a sale or merger of the Bank in the event that the required capital ratios were not satisfied by June 30, 2010.  All other efforts to raise capital or find another partner have been discontinued as the merger agreement prohibits the Company and the Bank from taking certain actions to facilitate raising capital or soliciting other merger partners. As such, the Bank will not be able to meet the required capital ratios in the Consent Agreement prior to the consummation of the merger.

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

The definitive agreement has been unanimously approved by the respective boards of directors of People’s United and the Company.  The Company will merge into People’s United, and the Bank, will simultaneously merge into People’s United Bank, People’s United’s banking subsidiary.  The value of the consideration a shareholder of the Company will receive for each share of Company common stock is equivalent in the aggregate to 0.1430 shares of People’s United common stock and $2.00 in cash.  A special meeting of the common stockholders of Smithtown Bancorp will be held at the Sheraton Long Island Hotel, 110 Motor Parkway, Hauppauge, New York 11788 on November 19, 2010 at 10:00 a.m. local time.  Shareholders of the Company on record as of October 8, 2010, will be entitled to vote on the transaction and to elect for each share held whether to receive shares of People’s United common stock or cash, subject to reallocation if either cash or stock is oversubscribed.

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

The transaction is subject to approval by the Office of Thrift Supervision and by the shareholders of the Company.  People’s United shareholder approval is not required.  The United States Department of Justice is able to provide input into the approval process of federal banking agencies to challenge the approval on antitrust grounds.  Smithtown Bancorp and People’s United have filed all necessary applications and notices with the applicable regulatory authorities.  Smithtown Bancorp and People’s United cannot predict, however, whether or when the required regulatory approvals will be obtained.

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

Overview

The Company recorded a net loss for the third quarter of 2010 of $20,476, or $1.38 per fully diluted share.  The net loss for the first nine months of 2010 was $63,459, or $4.27 per fully diluted share.  Net charge offs and additional specific allocations added to the allowance for loan losses on impaired loans, especially in the Bank’s land and construction portfolio, led to a provisions for loan losses of $25,000 and $77,500 for the three and nine month periods ended September 30, 2010.  After net charge offs of $14,317 and $47,301 during the quarter and nine months ended September 30, 2010, the allowance for loan losses at September 30, 2010 totaled $68,682, or 3.59%, of total loans.  Nonperforming loans at September 30, 2010 were $279,755, or 14.62% of total loans.  At December 31, 2009, nonperforming loans were $130,172, or 6.23%, of total loans.

On June 22, 2010, the Company entered into a Written Agreement with the FRB.  The Written Agreement is in addition to the Consent Agreement and similarly requires that the Company obtain the approval of the FRB prior to paying a dividend.

During the first nine months of 2010, the Bank made the following progress in complying with the Consent Agreement and Written Agreement provisions:

i.	The Bank submitted to the FDIC and Banking Department a revised lending policy to provide additional guidance and control over the lending functions.

ii.
The Bank submitted to the FDIC and Banking Department a revised independent loan review policy and program that it is consistent with the Bank’s loan review policy and that is sufficiently comprehensive to assess risks in the Bank’s lending and minimize credit losses.

iii.	The Bank has eliminated from its books all assets or portions of assets classified as “Loss.”

iv.
The Bank completed and submitted to the FDIC and Banking Department a plan for systematically reducing and monitoring its CRE loan concentration of credit to an amount, which is commensurate with the Bank’s business strategy, management expertise, size and location.

v.	The Bank completed and submitted to the FDIC and Banking Department a plan to reduce assets classified “Doubtful” and “Substandard.”

vi.	The Bank completed and submitted to the FDIC and Banking Department a profit plan and comprehensive budget for all categories of income and expense for the calendar year 2010.

vii.	The Bank provided updated plans and forecasts based on the known information at the time to the FDIC and Banking Department regarding our capital requirements.

viii.	The Company provided a Capital Plan and Cash Flow Projections based on the known information at the time to the FRB.

ix.	The Company and Bank entered into a merger agreement with People’s United, a very well capitalized $22 billion financial institution.

The Bank was not successful meeting the capital ratios in the Consent Agreement of Tier 1 Capital at least equal to 7% of total assets, Tier 1 Risk-Based Capital at least equal to 9% of Total Risk-Weighted Assets and Total Risk-Based Capital at least equal to 11% of Total Risk-Weighted Assets by June 30, 2010 and did not meet the ratios at September 30, 2010.  The merger agreement satisfies the requirement of the Consent Agreement to consider a sale or merger of the Bank in the event that the required capital ratios were not satisfied by June 30, 2010.  All other efforts to raise capital or find another partner have been discontinued as the merger agreement prohibits the Company and the Bank from taking certain actions to facilitate raising capital or soliciting other merger partners. As such, the Bank will not be able to meet the required capital ratios in the Consent Agreement prior to the consummation of the merger.

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

Net Income (Loss)

The net loss for the quarter ended September 30, 2010 totaled $20,476, or $1.38 per diluted share, while net income for the quarter ended September 30, 2009 totaled $898, or $0.06 per diluted share.  Significant trends for the third quarter of 2010 include: (i) a $15,000, or 150.00%, increase in the provision for loan losses; (ii) a $2,050, or 10.87%, decrease in net interest income; (iii) a $422, or 14.14%, decrease in total noninterest income; (iv) a $4,408, or 40.12%, increase in total noninterest expense and (v) a $506, or 1,204.76%, increase in the benefit for income taxes.

The net loss for the nine months ended September 30, 2010 totaled $63,459, or $4.27 per diluted share, while net income for the same period in 2009 totaled $7,927, or $0.59 per diluted share.  Significant trends for the first nine months of 2010 include: (i) a $64,500, or 496.15%, increase in the provision for loan losses; (ii) a $5,454, or 11.22%, increase in net interest income; (iii) a $346, or 4.49%, decrease in total noninterest income; (iv) a $13,150, or 41.63%, increase in total noninterest expense and (v) a $1,156, or 30.29%, decrease in the provision for income taxes.

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

	For the three months ended September 30, 2010			For the three months ended September 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Investment securities:
Taxable	$144,347	$1,464	4.06%	$234,121	$2,314	3.95%
Nontaxable	60,611	762	5.03	52,320	678	5.18
Total investment securities	204,958	2,226	4.34	286,441	2,992	4.18
Loans	1,952,637	24,555	5.03	2,044,654	29,317	5.73
Interest earning deposits with banks	32,584	21	0.26	26,594	19	0.29
Other interest earning assets	18,093	211	4.66	17,471	239	5.47
Total interest earning assets	2,208,272	27,013	4.89	2,375,160	32,567	5.48
Noninterest earning assets:
Cash and cash equivalents	19,514			40,281
Other assets	63,593			66,902
Total assets	$2,291,379			$2,482,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities:
Savings, NOW and money market deposits	$857,504	$2,026	0.94%	$934,085	$3,715	1.58%
Time deposits of $100,000 or more	437,044	2,487	2.26	441,887	3,257	2.92
Other time deposits	363,187	2,250	2.46	411,016	3,291	3.18
Other borrowings	313,517	2,134	2.72	330,340	2,287	2.77
Subordinated debt	56,551	1,041	7.36	53,580	922	6.88
Total interest bearing liabilities	2,027,803	9,938	1.95	2,170,908	13,472	2.47

Noninterest bearing liabilities:
Demand deposits	145,507			133,709
Other liabilities	18,150			21,157
Total liabilities	2,191,460			2,325,774
Stockholders' equity	99,919			156,569
Total liabilities and stockholders' equity	$2,291,379			$2,482,343

Net interest income (TE)/interest rate spread		$17,075	2.94%		$19,095	3.01%
Net interest earning assets/net interest margin	$180,469		3.10%	$204,252		3.23%
Less: tax equivalent adjustment		267			237
Net interest income		$16,808			$18,858

	For the nine months ended September 30, 2010			For the nine months ended September 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Investment securities:
Taxable	$164,920	$4,890	3.95%	$142,282	$4,020	3.77%
Nontaxable	60,359	2,304	5.09	24,509	978	5.32
Total investment securities	225,279	7,194	4.26	166,791	4,998	4.00
Loans	2,022,556	78,585	5.18	1,888,596	82,859	5.85
Interest earning deposits with banks	31,712	61	0.26	67,896	146	0.29
Other interest earning assets	18,195	645	4.73	21,920	546	3.32
Total interest earning assets	2,297,742	86,485	5.02	2,145,203	88,549	5.51
Noninterest earning assets:
Cash and cash equivalents	20,474			27,073
Other assets	72,198			73,074
Total assets	$2,390,414			$2,245,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities:
Savings, NOW and money market deposits	$904,780	$6,689	0.99%	$781,101	$10,364	1.77%
Time deposits of $100,000 or more	446,979	8,025	2.40	411,880	9,968	3.24
Other time deposits	371,153	7,431	2.68	406,190	10,559	3.48
Other borrowings	326,948	6,384	2.60	326,818	6,773	2.76
Subordinated debt	56,474	3,067	7.24	43,643	1,915	5.85
Total interest bearing liabilities	2,106,334	31,596	2.00	1,969,632	39,579	2.69

Noninterest bearing liabilities:
Demand deposits	148,067			121,191
Other liabilities	13,775			15,873
Total liabilities	2,268,177			2,106,696
Stockholders' equity	122,237			138,654
Total liabilities and stockholders' equity	$2,390,414			$2,245,350

Net interest income (TE)/interest rate spread		$54,889	3.02%		$48,970	2.82%
Net interest earning assets/net interest margin	$191,408		3.18%	$175,571		3.04%
Less: tax equivalent adjustment		808			343
Net interest income		$54,081			$48,627

The Bank’s net interest margin decreased 13 basis points during the quarter ended September 30, 2010 compared to the same period last year.  Loan yields decreased 70 basis points, primarily the result of nonperforming loans, causing a decrease in the average yield on total interest earning assets of 59 basis points, or 10.77%.  The lower yields on interest earning assets were partially offset by lower interest expense on interest bearing liabilities.  The average rate on interest bearing liabilities decreased 52 basis points in the third quarter of 2010 from the third quarter of 2009, a 21.05% drop.  Net interest income decreased $2,050, or 10.87%, to 16,808 in the third quarter of 2010 compared to $18,858 in third quarter of 2009.

The Bank’s net interest margin increased 14 basis points during the nine months ended September 30, 2010 compared to the same period last year.  Asset yields were lower by 49 basis points resulting largely from loans yields being down 67 basis due to the continued high level of nonperforming loans.  All deposit categories benefited from a lower cost of funds due to the continued low rate environment.  The average rate on interest bearing liabilities decreased 69 basis points in the first nine months of 2010 from the first nine months of 2009, a 25.65% drop.  Net interest income increased $5,454, or 11.22%, in the nine-month period of 2010 compared to the same period of 2009.

Asset Quality

The table below sets forth the amounts and categories of our nonperforming assets, including troubled debt restructurings (See Note 5), at the dates indicated.

	At September 30,	At December 31,
	2010	2009
Nonaccrual loans:
Real estate loans:
Land and construction	$130,747	$52,590
Commercial	103,984	57,026
Multifamily	29,038	7,870
Residential	12,937	9,575
Commercial and industrial loans	3,038	3,097
All other loans (including overdrafts)	11	14
Total nonaccrual loans	$279,755	$130,172

Loans past due 90 days and still accruing	-	-

Total nonperforming loans	$279,755	$130,172

Other nonperforming assets:
Other real estate owned	$3,511	$2,013

Total nonperforming assets	$283,266	$132,185

Total nonperforming loans to total loans	14.62%	6.23%
Total nonperforming assets to total assets	12.44%	5.02%
Allowance for loan losses to total nonperforming loans	24.55%	29.56%

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

September 30, 2010	Amount	Percentage of Loan Portfolio	Total Specific Allocation	Nonperforming Loans

Interest only land and construction loans	$277,686	14.52%	$7,323	$121,122
Interest only commercial mortgages	36,515	1.91	1,527	4,329
Interest only residential mortgages and home equity lines	28,233	1.47	-	1,078
Interest only commercial loans	21,393	1.12	-	2,560
Interest only consumer loans	551	0.03	-	-
Total	$364,378	19.05%	$8,850	$129,089

The following table describes the activity in the allowance for loan losses account followed by a key loan ratio for the periods ended:

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Allowance for loan losses at beginning of period	$38,483	$11,303
Charge offs:
Commercial	4,501	1,014
Real estate:
Land and construction	29,621	220
Commercial	9,001	-
Multifamily	4,030	-
Residential	208
Consumer	74	134
Total	47,435	1,368
Recoveries:
Commercial	6	122
Real estate:
Land and construction	5	-
Commercial	36	-
Multifamily	52	-
Consumer	35	34
Total	134	156

Net charge offs	(47,301)	(1,212)
Provision for loan losses	77,500	13,000
Allowance for loan losses at end of period	$68,682	$23,091

Ratio of net charge offs during period to average loans outstanding (annualized)	3.12%	0.06%

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

	September 30, 2010		December 31, 2009
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans

Commercial	$2,526	2.0%	$1,883	3.1%
Real estate	57,631	97.9	35,802	96.8
Consumer and other	161	0.1	138	0.1
Unallocated	8,364	-	660	-
Total	$68,682	100.0%	$38,483	100.0%

The Company made a $77,500 provision for loan losses for the nine-month period ended September 30, 2010.  The Company received a number of updated appraisals on impaired loans during the first nine months of 2010 that demonstrated a continued trend of declining values from the original appraisals.  Net loan charge offs totaled $47,301 during the first nine months of 2010, a significant increase from $1,212 during the same period last year.  The general allocation portion of the allowance for loan losses has been adjusted to account for the higher historical charge offs.  For example, the general allocation for commercial mortgages has increased to 118 basis points at September 30, 2010 from 52 basis points at December 31, 2009 and the general allocation on multifamily mortgages has increased to 144 basis points from 40 basis points over the same period.  The general allocation on the loan and construction portfolio increased to 836 basis points at September 30, 2010 from 350 basis points at December 31, 2009.

Nonperforming loans totaled $279,755, or 14.62%, of total loans as of September 30, 2010, as compared to $130,172, or 6.23%, as of December 31, 2009.  Nonperforming loans include $45,381 of restructured loans that are in nonaccrual status.  In addition, delinquent loans increased as loans 30-89 days past due totaled $43,821, or 2.29%, of total loans at September 30, 2010 compared to $20,756, or .99%, of total loans at December 31, 2009.

The ratio of the allowance for loan losses to total nonperforming loans as of September 30, 2010 and December 31, 2009 was 24.55% and 29.56%, respectively.  The ratio of the allowance for loan losses to total loans increased to 3.59% at September 30, 2010 from 1.84% at December 31, 2009.  Annualized net charge offs for the first nine months of 2010 totaled 3.12% of average total loans.  Net charge offs for 2009 were 1.22% of average total loans.

Noninterest Income

Noninterest income decreased $422, or 14.14%, and $346, or 4.49%, for the three and nine months ended September 30, 2010, respectively, over the comparable periods in 2009.  Total noninterest income was reduced $157 due to the net loss on OTTI recognized in earnings during the quarter and $737 for the first nine months of 2010.  Gross revenues from the Company’s insurance subsidiary increased $7, or 0.84%, for three months ended September 30, 2010, and decreased $151, or 5.57%, for  nine months ended September 30, 2010, as premiums and corresponding commissions are down as a result of the soft insurance market.  Service charge income increased $34, or 5.49%, for the quarter and $176, or 10.13%, for the first nine months ended September 30, 2010, due to an increased volume of transaction accounts resulting from branch expansion efforts during 2009.  Income from trust and investment management services have been relatively flat for the quarter and nine months ended September 30, 2010, due to efforts to move deposit relationships off the balance sheet and into alternative investment products to meet the requirements of the Consent Agreement, offset by efforts to reduce assets under management as the Bank moves toward offering limited trust services.  Other noninterest income increased $498, or 125.76%, and $852, or 65.64%, for the three and nine month periods ended September 30, 2010, respectively, mainly the result of ATM and debit card transaction fees, loan fees generated from renewals and gross rental income on other real estate owned.

Noninterest Expense

Noninterest expense increased $4,408, or 40.12%, and $13,150, or 41.63%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The Company’s Federal deposit insurance increased $710, or 86.17%, and $1,624, or 51.21%, during the third quarter of 2010 and year to date, respectively, as the higher risk based insurance premiums during 2010 have outpaced both the regular premiums and special assessment expensed in the same periods in 2009.  Occupancy and equipment expense increased $943, or 31.09%, and $3,290, or 39.21%, for the quarter and year to date, consistent with the increase in branch locations during 2009.  Salary and employee benefits increased $27, or 0.50%, and $540, or 3.50%, for the three and nine months ended September 30, 2010, respectively, mainly the result of the new branch locations offset by no accruals for incentive compensation due to net losses.  Other noninterest expenses increased $2,752, or 165.38%, and $7,779, or 179.49%, due to costs attributed to the impaired loan portfolio such as legal fees, collection expenses, real estate taxes and insurance for properties in foreclosure.  Other added costs in other noninterest expenses include expenses attributed to meeting the terms of the Consent Agreement and legal fees associated with defending various lawsuits.

Income Tax Expense/Benefit

The Company had an income tax benefit for the three months ended September 30, 2010 of $548.  Due to an operating loss before taxes for the quarter of $21,024, there was a gross income tax benefit of $9,348 offset by a valuation allowance on the Company’s deferred tax asset of $8,800.  For the nine months ended September 30, 2010, the Company had income tax expense of $2,661.  Due to an operating loss before taxes of $60,798, there was a gross income tax benefit was $25,939 offset by a valuation allowance on the Company’s deferred tax asset of $28,600.  An assessment of the Company’s deferred tax asset before valuation allowance at September 30, 2010 of $33,993, led to the decision to record the additional valuation allowance.  Based on the Company’s operating losses over the past four quarters, the ability to realize the full benefits of the deferred tax asset has become further impaired.  In determining the need for and the amount of a valuation allowance Management considered the Company’s ability to realize carry back benefits of the current losses as well as the ability to realize future tax benefits based on tax planning strategies that are feasible and could be implemented.  The Company evaluates the need for a valuation allowance for its deferred tax asset on a quarterly basis.

Financial Condition

Total assets were $2,278,116 at September 30, 2010, a decrease of $356,814, or 13.54%, from the previous year-end.  This decrease in assets was driven predominantly by a decrease in loans, including loans held for sale, of $194,383, or 9.22%, and investments of $198,205, or 49.88%.  The shrinking of the balance sheet was in reaction to the no growth provision and capital requirements of the Consent Agreement.  Deposits have decreased by $259,759, or 12.52%, mainly through pricing to retain multiple service customers and let go single service CD customers.

The decrease in loans during the first nine months of 2010 included the sale, or pay off, of $97,901 of problem real estate loans.  In the course of these resolutions, the Bank recovered $72,842 of principal and charged off $25,059, representing a loss rate of approximately 25.60%.  These resolutions continue to be more than offset by the movement of additional loans into classified loans or potential problem loans.

Loans

The Company’s loan portfolio consists mainly of real estate loans secured by commercial and residential properties located primarily within the Bank’s market area of Long Island, the five boroughs of New York City and the greater metropolitan area.  Most classifications of loans had decreases from the prior year-end.  Land and construction loans decreased by $58,390, or 16.50%, as the Bank continued to look to reduce its exposure in this loan category.  Commercial real estate loans declined by $94,494, or 6.40%, and combined with the decrease on land and construction loans represents the bulk of the Company’s progress in reducing its CRE loan exposure as per the terms of the Consent Agreement.

With 97.87% of the Bank’s loan portfolio secured by real estate, the portfolio is subject to additional risk of significant additional losses due to the downturn in the real estate market.  The effects of the economic recession, especially commercial real estate difficulties, took, and will continue to take, a significant toll on our portfolio.  The land and construction portfolio, in particular speculative construction, was impacted to the greatest degree resulting in charge offs well above historical rates.

The following table sets forth the major classifications of loans:

	September 30, 2010	December 31, 2009
Real estate:
Land and construction	$295,382	$353,772
Commercial	923,397	997,097
Multifamily	458,046	478,840
Residential	198,323	214,548
Agricultural	-	-
Commercial and industrial loans	38,951	48,625
Loans to individuals for household,
family and other personal expenditures	1,212	1,740
All other loans (including overdrafts)	567	342
Less: Net deferred loan fees	2,915	4,068
Total loans	$1,912,963	$2,090,896

Nonaccrual, Past Due and Restructured Loans

The following table sets forth the Bank's nonaccrual, contractually past due and restructured loans:

	September 30, 2010	December 31, 2009

Nonaccrual loans	$279,755	$130,172
Trouble Debt Restructured loans	71,169	47,633

The amount of gross interest income that would have been recorded in 2010 on nonaccrual and restructured loans if the loans had been current in accordance with their original terms was $15,210.  The amount of interest income that was recorded in 2010 on nonaccrual and restructured loans was $5,204.

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

Impaired loans of $354,433 less nonaccrual loans of $279,755, represents $74,678 of impaired loans that are still performing, which management believes it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In addition to loans identified as impaired that are still performing, there is a total of $74,822 of loans that are not considered impaired, where management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms.  Potential problem loans are the sum of the $74,678 and $74,822 above, or $149,500.

Securities

Securities totaled $199,135 at September 30, 2010, down 49.88% from $397,340 at December 31, 2009.  Sales and principal payments of government sponsored entity and agency mortgage-backed securities used to offset the decrease in deposits caused the reduction.

The following schedule presents the estimated fair value for securities available for sale and the amortized cost for securities held to maturity as detailed in the Company's balance sheets as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Available for sale
U.S. government sponsored entities and agencies	$5,523	$4,966
Obligations of state and political subdivisions	60,746	59,986
Mortgage-backed securities: residential	122,559	320,778
Collateralized mortgage obligations	4,460	4,553
Other securities	5,814	6,991
Total available for sale	$199,102	$397,274

Held to maturity
Obligations of state and political subdivisions	$33	$66

The following table presents the amortized costs and estimated fair values of securities by contractual maturity at September 30, 2010:

	Within One Year			After One But Within Five Years			After Five But Within Ten Years			After Ten Years			Total
	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value	Yield	Amortized Cost	Estimated Fair Value
Available for sale
U.S. government sponsored entities and agencies	$-	$-	-%	$-	$-	-%	$5,000	$5,523	4.00%	$-	$-	-%	$5,000	$5,523
Obligations of state and political subdivisions	318	315	2.90	10,471	10,843	3.38	22,114	23,422	3.47	24,852	26,166	4.00	57,755	60,746
Mortgage-backed securities	-	-	-	-	-	-	-	-	-	119,230	122,559	5.42	119,230	122,559
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-	4,542	4,460	5.00	4,542	4,460
Other securities	7,121	3,334	3.71	-	-	-	1,480	1,480	3.25	1,000	1,000	3.67	9,601	5,814
Total available for sale	$7,439	$3,649	3.68%	$10,471	$10,843	3.38%	$28,594	$30,425	3.55%	$149,624	$154,185	5.15%	$196,128	$199,102

Held to maturity
Obligations of state and political subdivisions	$33	$34	4.34%	$-	$-	-%	$-	$-	-%	$-	$-	-%	$33	$34

Deposits & Other Borrowings

Total deposits decreased $259,457, or 12.50%, for the period ended September 30, 2010 from December 31, 2009.  The largest segment of the portfolio was savings, NOW and money market deposits, which decreased $131,405, or 13.15%, in the first nine months of 2010.  Time deposits decreased $121,404, or 13.14%.  Strategies implemented to attempt to meet the terms of the Consent Agreement led to the shrinkage in total deposits.

At September 30, 2010, the remaining maturities of the Bank's time deposits in amounts of $100,000 or more were as follows:

3 months or less	$140,767
Over 3 through 6 months	65,286
Over 6 through 12 months	52,784
Over 12 months	199,005
Total	$457,842

Other borrowings decreased to $311,480 at September 30, 2010 from $352,820 at December 31, 2009.  Included in other borrowings are $1,480 of secured borrowings that are a financial arrangement with the Senior Housing Crime Prevention program  that are secured by U.S. government agency bonds.  At maturity, the Company has the option to repay the secured borrowings simultaneous with the release of the collateral or to renew the borrowings.

The following table sets forth the Bank's borrowed funds:

	September 30, 2010	December 31, 2009

FHLBNY OLOC:
Maximum month end balance during the period	$14,800	$36,340
Average balance during the period	4,735	1,801
Weighted average interest rate during the period	0.26%	0.38%
Weighted average interest rate at period end	-	0.34

Term advances from FHLBNY:
Maximum month end balance during the period	$310,000	$325,000
Average balance during the period	310,000	324,247
Weighted average interest rate during the period	2.68%	2.77%
Weighted average interest rate at period end	2.68	2.70

Senior Housing Crime Prevention:
Maximum month end balance during the period	$1,480	$1,480
Average balance during the period	1,480	1,480
Weighted average interest rate during the period	1.79%	1.79%
Weighted average interest rate at period end	1.79	1.79

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

The Bank has the ability, as a member of the FHLB system, to borrow against residential and commercial mortgages owned by the Bank and pledged to FHLB.  As a result of entering into the Consent Agreement, the FHLB has required the Bank to physically deliver the pledged loan collateral during 2010.  At December 31, 2009, the collateral pledged to the FHLB was under a blanket lien arrangement and delivered electronically.  At September 30, 2010, the unused available credit totaled $29,328, which represents a decrease of $455,901 from the December 31, 2009 amount of $485,229.  The Bank has the ability to deliver additional collateral should the need arise.  As of September 30, 2010, the Bank had no collateralized overnight borrowings, which was down from $36,340 at December 31, 2009.  The Bank had $310,000 and $315,000 in collateralized term advances outstanding with the FHLB as of September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, the Company has $101,783 in cash and cash equivalents, a 359.43% increase from the December level of $22,154, as additional interest earning deposits are being maintained by the Bank at the Federal Reserve Bank of New York for increased liquidity while under the Consent Agreement.

The Company’s principal source of liquidity is dividends from the Bank.  Cash available to service Company trust preferred debt obligations, to pay expenses and for distribution of dividends to shareholders is primarily derived from dividends paid by the Bank to the Company.  Under the Consent Agreement, the Bank’s payment of dividends requires prior approval of the FDIC and Banking Department.  Under the Written Agreement, the Bank’s payment of dividends requires prior approval of the FRB.  Such prior approval of the FDIC, Banking Department and FRB is unlikely to be received.  As of September 30, 2010, the Company had $96 in cash to pay its expenses.  Interest payments on trust preferred securities were made during the first quarter of 2010, but the Company deferred interest payments on its trust preferred securities during the second and third quarters of 2010 to preserve cash for operating expenses due to the dividend restrictions.  In the event the Company subsequently needs additional funds and the FDIC, Banking Department and FRB are unwilling to approve a dividend from the Bank, the Company will need to raise additional capital or borrow funds to meet liquidity needs.

Capital Resources

Total stockholders’ equity was $75,008 at September 30, 2010, a decrease of $60,747, or 44.75%, from December 31, 2009, primarily due the net loss of $63,459 offset by an increase in other comprehensive income of $2,472.

Initial efforts to meet the capital requirements of the Consent Agreement focused upon shrinking the balance sheet.  The success in shrinking the balance sheet has been more than offset by the loss for the first nine months resulting largely from the $77,500 provision for loan losses and a valuation allowance of $28,600 against the Company’s deferred tax asset.  As a result, efforts were focused on assessing the Company’s strategic initiatives, which resulted in the Company entering into the Merger Agreement with People’s United Financial, Inc. on July 15, 2010.

The Company had returns on average equity of (69.22%) and 7.62%, and returns on average assets of (3.54%) and 0.47% for the nine months ended September 30, 2010 and 2009, respectively.  The equity to assets ratio was 3.29% and 5.15% at September 30, 2010 and December 31, 2009, respectively.  No dividends were paid for the nine months ended September 30, 2010.  The Company paid dividends of $1,541 for the nine months ended September 30, 2009.

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

On July 21, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality within the Company’s portfolio. Although this statement addresses only disclosures and does not seek to change recognition or measurement, the disclosures represent a meaningful change in practice.  The amendments that require period-end disclosures are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity during a period are effective for periods beginning on or after December 15, 2010.  Management is currently evaluating the impact of ASU 2010-20 on the Company’s disclosures.

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

The Company utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure to net interest income to sustained interest rate changes.  Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon.  The simulation model captures the seasonality of the Company’s deposit flows and the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon.  A 100, 200 and 300 basis point upward and downward shift in interest rates over a one-year time horizon was considered at September 30, 2010 and December 31, 2009.  A parallel and pro rata shift in rates over a twelve-month period is assumed.

The following table reflects the Bank’s income sensitivity analysis as of September 30, 2010 and December 31, 2009:

Change In Interest Rates In Basis Points	As of September 30, 2010 Potential Change In		As of December 31, 2009 Potential Change In
(Rate Shock)	Net Interest Income		Net Interest Income
	$ Change	% Change	$ Change	% Change

Up 300 basis points	1,999	2.67	1,048	1.18
Up 200 basis points	1,365	1.82	880	0.99
Up 100 basis points	702	0.94	542	0.61
Static	-	-	-	-
Down 100 basis points	(676)	(0.90)	(667)	(0.75)
Down 200 basis points	(1,276)	(1.71)	(1,541)	(1.74)
Down 300 basis points	(1,863)	(2.49)	(2,603)	(2.94)

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 131-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Five cases have been filed in the New York State Supreme Court, Suffolk County, and one in the United States District Court, Eastern District of New York, on behalf of a putative class of Smithtown Bancorp stockholders against Smithtown Bancorp, Smithtown Bancorp’s directors and certain of its officers and People’s United challenging People’s United’s proposed acquisition of Smithtown Bancorp.

The complaints allege that the individual defendants breached their fiduciary duties of loyalty, good faith, fair dealing, due care, candor, and full and fair disclosure in connection with the proposed acquisition by People’s United.  The complaints allege that Smithtown Bancorp and People’s United aided and abetted the alleged fiduciary breaches by the individual defendants.  The complaint filed in the Eastern District of New York, which was voluntarily dismissed without prejudice by the plaintiff on October 19, 2010, alleged, in addition to the foregoing, violations of the federal securities laws.

In an order dated September 22, 2010, and pursuant to the parties’ agreement, the New York State Supreme Court, Suffolk County among other things, consolidated the cases filed in that court.  The consolidated action is captioned In re Smithtown Bancorp Shareholder Litigation (No. 026751/2010) (“In re Smithtown Bancorp”).

On October 6, 2010, the plaintiffs in In re Smithtown Bancorp filed a Consolidated Class Action Complaint.  The Consolidated Class Action Complaint alleges, among other things, that the individual defendants did not maximize shareholder value and agreed to deal protection devices that impermissibly limit their ability to pursue and accept any competing offer for Smithtown Bancorp.  The Consolidated Class Action Complaint also alleges that the amended proxy statement/prospectus contains material omissions which, if not cured, would prevent Smithtown Bancorp shareholders from casting an informed vote in connection with the proposed merger.

The complaints seek, among other things, an order enjoining the defendants from proceeding with or consummating the transaction, other equitable relief, damages and attorneys’ fees.

On October 12, 2010, the parties in In re Smithtown Bancorp entered into an agreement in principle to settle the action.  The agreement is set forth in a Memorandum of Understanding between the parties (“MOU”).

The defendants believe that no further disclosure than what was set forth in the previous filing of the amended proxy statement/prospectus is required under applicable laws, but to avoid the costs, distraction and disruption of further litigation, the defendants in In re Smithtown Bancorp have agreed, as part of the MOU and without admitting to the validity of any allegations made in the action, to make certain additional disclosure requested by the plaintiffs in this proxy statement/prospectus.  The proposed settlement is subject to, among other things, court approval, plaintiffs conducting confirmatory discovery to confirm the fairness and adequacy of the terms of the settlement and the disclosures relating to the proposed merger and the closing of the proposed merger.

Smithtown Bancorp, People’s United and the individual defendants deny any wrongdoing in connection with the proposed merger.

On October 21, 2010, the Company received a subpoena from the U.S. Securities and Exchange Commission seeking documents concerning, among other things, the Federal Deposit Insurance Corporation's most recent annual examination of the Bank and the Company’s financial results, loan portfolio, loan losses and reserves reported during the second half of 2009.  The Company intends to respond to the subpoena and cooperate fully in the inquiry.

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

November 9, 2010

/s/ BRADLEY E. ROCK
Bradley E. Rock, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER BECKER
Christopher Becker, Executive Vice President and Chief Financial Officer (Principal Financial Officer)